Form 10QSB
period 1997-01-31
MILLBROOK PRESS INC
filed 1997-03-14
CIK 1022899

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB


     (Mark One)

(X)  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended JANUARY 31, 1997.

( )  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ________________ to _________________

     Commission file number _____________


                            THE MILLBROOK PRESS INC.
              (Exact Name of Small Business Issuer in Its Charter)

DELAWARE                                                 06-1390025
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

                      2 Old New Milford Road, P.O. Box 335
                              Brookfield, CT 06804
                    (Address of principal executive offices)
                                 (203) 740-2220
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    / /                    No     /X/

                       APPLICABLE ONLY TO CORPORATE ISSUES

     State the number of share outstanding of each of the issuer's classes of common equity, as of January 31, 1997

                  3,455,000 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

     Yes    / /                    No     /X/

                            THE MILLBROOK PRESS INC.
                              INDEX TO FORM 10-QSB
                                JANUARY 31, 1997


                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Statements of Operations for the three and six
           month periods ended January 31, 1997 and 1996                       3

           Balance Sheet as of January 31, 1997                                4

           Statement of Stockholder's Equity for the three and six
           month periods ended January 31, 1997                                5

           Statements of Cash Flows for the six months ended
           January 31, 1997 and 1996                                           6

           Notes to Financial Statements                                       7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           8

  PART II. OTHER INFORMATION                                                   9

                            THE MILLBROOK PRESS INC.
                            Statements of Operations

                                                                              Six months ended                Three months ended
                                                                                January 31                       January 31
                                                                          1996            1997             1996             1997
                                                                          ----            ----             ----             ----

Net Sales                                                              4,975,000        6,215,000        2,269,000        2,949,000

Cost of Sales                                                          2,526,000        3,378,000        1,153,000        1,636,000
                                                                       ---------        ---------        ---------        ---------

Gross Profits                                                          2,449,000        2,837,000        1,116,000        1,313,000

Operating expenses:
     Selling and marketing                                             1,788,000        2,197,000          851,000        1,058,000
    General and administrative                                           576,000        1,176,000          283,000          785,000
                                                                       ---------        ---------        ---------        ---------
   Total operating expenses                                            2,364,000        3,373,000        1,134,000        1,843,000

Operating income (loss)                                                   85,000         (536,000)         (18,000)        (530,000)
Interest Expense                                                         101,000          173,000           51,000           92,000

Net Income (loss)                                                        (16,000)        (708,000)         (69,000)        (620,000)
Preferred dividend accrued                                              (322,000)        (284,000)        (161,000)        (104,000)
                                                                       ---------        ---------        ---------        ---------
Net loss available to common stockholders                               (338,000)        (992,000)        (230,000)        (724,000)
                                                                       ---------        ---------        ---------        ---------

Net loss per share after preferred dividend requirements
(primary and fully diluted)                                           ($    0.33)      ($    0.64)      ($    0.22)      ($    0.35)

                            The Millbrook Press Inc.
                                  Balance Sheet
                                January 31, 1997

Cash                                                               $  1,763,000
Accounts Receivable                                                $  2,817,000
Inventory                                                          $  4,179,000
Prepaid Expense and Other Assets                                   $    214,000
Royalty Advances, net                                              $    336,000
                                                                   ------------
Total Current Assets                                               $  9,309,000
                                                                   ------------

Plant costs, net                                                   $  2,849,000
Royalty Advances, net                                              $     60,000
Fixed Assets, net                                                  $    269,000
Goodwill, net                                                      $  3,150,000
Other Assets                                                       $     38,000
                                                                   ------------

Total Assets                                                       $ 15,675,000
                                                                   ------------

Accounts payable and accrued expenses                              $  1,785,000
Royalties payable                                                  $    225,000
                                                                   ------------
Current Liabilities                                                $  2,010,000

Note Payable                                                       $    107,000
                                                                   ------------

Total Liabilities                                                  $  2,117,000
                                                                   ------------

Capital Stock                                                      $     35,000
Additonal Paid in Capital                                          $ 17,665,000
Accumulated Deficit                                                ($ 4,142,000)
                                                                   ------------
Total Equity                                                       $ 13,558,000
                                                                   ------------

Total Liabilities &
Equity                                                             $ 15,675,000
                                                                   ------------

                        STATEMENT OF STOCKHOLDERS' EQUITY
               THREE AND SIX MONTH PERIODS ENDED JANUARY 31, 1997

                                    Preferred Stock                    Common Stock        Additional
                                    ---------------                    ------------         Paid - in     Accumulated
                                Shares           Amount           Shares       Amount       Capital         Deficit          Total
                                ------           ------           ------       ------       -------         -------          -----
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 1996         4,700         $6,190,000       1,026,308      $10,263    $3,991,000      ($3,150,000)   $7,041,263
-----------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividend                         $180,000                                                   ($180,000)
Issuance of common stock
warrants                                                                                     $23,000                        $23,000
Net Loss                                                                                                     ($88,000)     ($88,000)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 1996      4,700         $6,370,000       1,026,308      $10,263    $4,014,000      ($3,418,000)   $6,976,263
-----------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividend                         $104,000                                                   ($104,000)           $0
Conversion of Perferred Stock   (4,700)       ($6,474,000)        473,692       $4,737    $6,469,000                          ($263)
Issuance of common stock                                        1,955,000      $19,550    $7,182,450                     $7,202,000
Net Loss                                                                                                    ($620,000)    ($620,000)
                                                                                                            ----------   ----------
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 1997          0                 $0       3,455,000      $34,550   $17,665,450      ($4,142,000)  $13,558,000
-----------------------------------------------------------------------------------------------------------------------------------

                               THE MILLBROOK PRESS INC.
                            STATEMENTS OF CASH FLOWS

                                                                           SIX MONTHS ENDED
                                                               JANUARY 1997             JANUARY 1996
                                                               ------------             ------------
CASH FLOW  FROM OPERATING ACTIVITIES:
Net Income                                                       (708,000)                (16,000)

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                                     567,000                 540,000
Changes in accounts receivable                                   (732,000)               (681,000)
Changes in inventory                                             (703,000)               (659,000)
Changes in prepaid expenses and other                             122,000                 322,000
Changes in payables & accrued expenses                           (281,000)                516,000
                                                               ----------              ----------

CASH FLOW USED IN OPERATIONS:                                  (1,735,000)                 22,000

CASH FLOW USED IN INVESTING ACTIVIES:
Capital expenditures                                              (34,000)                (15,000)
Plant costs                                                      (692,000)               (821,000)
                                                               ----------              ----------
Cash used in investing activities                                (726,000)               (836,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under lines of credit                           (3,135,000)                360,000
Proceeds from sale of capital stock                             7,225,000                       0
                                                               ----------              ----------
Cash provided by financing activities                           4,090,000                 360,000

NET INCREASE IN CASH                                            1,629,000                (454,000)

CASH AT BEGINNING OF PERIOD                                       134,000                 538,000
                                                               ----------              ----------

CASH AT END OF PERIOD                                           1,763,000                  84,000
                                                               ----------              ----------

SUPPLEMENTAL DISCLOSURE:
INTEREST EXPENSE PAID                                              41,000                  50,000
                                                               ----------              ----------

THE MILLBROOK PRESS INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 1996

Basis of Presentation

The financial statements of The Millbrook Press Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all period presented have been made. The results of the January 31, 1996 and January 31, 1997 interim periods are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 31, 1996.

The Company completed its initial public offering on December 23, 1996 whereby the Company issued and sold 1,955,000 shares of Common Stock and received net proceeds of $7,200,000. In addition, all the Company's outstanding preferred stock, including accrued preferred dividends, were converted into 473,692 shares of common stock. The Company used some of the proceeds from the offering to repay the bank and bridge loans. Prior to the effectiveness of the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware whereby its authorized capital stock increased to 13,000,000 shares, consisting of 12,000,000 shares of Common Stock, $0.01 par value per share and 1,000,000 shares of Preferred Stock, $0.01 par value per share.

The Company has reserved 475,000 shares of common stock under its non-qualified 1994 Stock Option Plan ("Option Plan") which provides that a Committee, appointed by the Board of Directors, may grant stock options to eligible employees, officers of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Plan. All stock options granted by the Company expire seven years after the grant date and are issued at exercise prices which are not less than the estimated fair value of the stock as determined by the Company on the date of grant. Stock options vest in 20% increments in each of the five years after the date of grant. In the event the Company has an initial public offering, all non-vested options on the effective date of the initial public offering will vest 50% one year from that date and an additional 50% two years from that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

            General

The Company is a publisher of children's fiction and non-fiction books, in both hardcover and paperback, for the consumer and school and public library market. Since its inception, the Company has published more than 680 hardcover and 330 paperback books under Millbrook and Copper Beech imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores and educational organizations. Books published under the Millbrook imprint have evolved from information intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either hardcover or paperback books. As a result, the Company is better able to fully exploit a book's sales potential. However, the Company has incurred significant expenses relating to the establishment of the infrastructure which can enable the Company to sell books to the consumer market and/or develop books that can appeal to both the school and public library market and the consumer market.

            Consumer Market compared to the School and Public Library Market

As the Company sells more of its products in the consumer market, the results of operations and it's financial condition could be influenced by certain distinctions between the consumer market and the school and public library market. It is generally more difficult to collect receivables in the consumer market than in the school and library market. Sales to the consumer market have a higher return rate than sales to the school and public library and accordingly the Company will need to deduct a higher reserve for returns from its gross sales. And sales to the consumer market have a lower gross profit margin than sales to the school and library market because consumer sales have higher sales discounts and promotional allowances than sales to the school and public library.

            Variability in Quarterly Results

A substantial portion of the Company's business is highly seasonal, causing significant variations in operating results from quarter to quarter. In the school and library market, net sales tend to be lowest in the second calendar quarter and highest in the third calendar quarter, as schools purchase heavily in anticipation of opening in September. The consumer market also tends to be highly seasonal and, given the importance of holiday gifts, a large proportion of net sales can occur in the third calendar quarter in anticipation of the holiday gift season. The Company expects its future net sales and operating results will reflect these seasonal factors.

            Sales Incentives and Returns

In connection with the introduction of new books, many book publishers, including the Company, discount prices of existing products, provide certain promotional allowances and credits or give other sales incentives to their customers. The Company intends to continue such practices in the future. In addition, the practice in the publishing industry is to permit customers including wholesalers and retailers to return merchandise. The rate of return also can have a significant impact on quarterly results since certain wholesalers have in the past returned large quantities of products at one time irrespective of marketplace demand for such product, rather than spreading out the returns during the course of the year. The Company computes net sales by concurrently deducting a reserve for returns from its gross sales. Return allowance may vary as a percentage of gross sales based on actual return experience. The Company believes that as gross sales to the consumer market increase as a proportion of its overall sales, returns will constitute a greater proportion of net sales. Although the Company believes its reserves have been adequate to date, there can be no assurance that returns by customers in the future will not exceed historically observed percentages or that the level of returns will not exceed the amount of reserves in the future. In the event that the amount reserved proves to be inadequate, the Company's operating results will be adversely affected.

RESULTS OF OPERATIONS

Net sales for the second quarter ended January 31, 1997 increased from $2,269,000 to $2,949,000, or 30% compared with the same period in 1996. Increased sales resulted from significant increases in trade and special sales due to large number of backlist titles as well as significant increase in number of accounts. Net sales in the six months ended January 31, 1997 increased by 25% compared with same period in 1996, primarily driven by the increase in trade sales.

Gross margin decreased to 45% for the quarter ended January 31, 1997 from 49% for the quarter ended January 31, 1996. The decrease in gross margin for the quarter ended January 31, 1997 resulted from the more heavily weighted mix of trade and special sales as compared to prior period. The terms and conditions of sales in the consumer market cause it to have a higher cost of sales since consumer sales have higher discounts and promotional allowances than sales to school and library market. Gross margin for the six months ended January 31, 1997 decreased by 3% compared with same period in 1996, primarily resulting from the more heavily trade and special sales.

Selling and marketing expenses for the quarter end January 31, 1997 decreased to 35% of net sales from 36% for the quarter ended January 31, 1996. These expenses for the six months ended January 31, 1997 were decreased by 2% compared with same period in 1996. The amount of selling and marketing expenses have increased as a result of the Company's efforts to expand its internal marketing operations and due to increased sales.

General and administrative expenses increased by $502,000 to $785,000 for the quarter ended January 31, 1997 compared with $283,000 for the quarter ended January 31, 1996. For the six months ended January 31, 1997 general and administrative expenses increased by $600,000 to $1,176,000 compared with $576,000 for the same period last year. This increase is largely due to one time charges associated with the bridge loan financing ($315,000). Additionally, legal fees and D&O insurance, new personnel, and the establishment of a consumer credit and collection capability also contributed to this increase.

During the second quarter ended January 31, 1997 the Company experienced an operating loss of $530,000 compared with an operating loss for the same period in 1996 of $18,000. Operating loss for the six months ended January 31, 1997 was $536,000 compared to income of $85,000 for the same period in 1996. The increased loss is primarily a result of increased general and administrative expenses as noted above.

Net interest expense increased by $41,000 to $92,000 for the quarter ended January 31, 1997 compared with $51,000 for the quarter ended January 31, 1996. For the six months ended January 31, 1997 interest expense increased by $72,000 to $173,000 compared with $101,000 for the same period last year. The increase is largely due to higher average borrowings on the Company's line of credit.


LIQUIDITY AND CAPITAL RESOURCES

The Company has available a $2,700,000 revolving line of credit with People's Bank, of which $107,000 was outstanding under this facility at January 31, 1997. Such amount was subsequently paid off on February 10, 1997. The balance of loan from People's Bank was paid off from the proceeds received from the Initial Public Offering which was completed on December 23, 1996. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness other than indebtedness incurred in the ordinary course of the Company's business, to grant security interest in the assets of the Company or to pay dividends on the Company's securities.

As of January 31, 1997, the Company had cash and working capital of $1,763,000 and $7,192,000, respectively, as opposed to cash and working capital of $84,000 and $1,400,000, respectively, as of January 31, 1996. This increase was due to net proceeds from Initial Public Offering after payment of IPO related expenses and repayment of bank and bridge loans.

Inventory of finished goods totaled $4,179,000 and $3,317,000 at January 31,1997 and January 31, 1996, respectively. The higher level of inventory is due to increased number of backlist trade and S&L titles as well as maintaining sufficient levels to meet consumer demand. The increase in Accounts Receivable ($732,000) from prior year is due to increased sales.

Based on its current operating plan, the Company anticipates that the proceeds of the offering, together with existing resources and cash generated from operations, if any, will be sufficient to satisfy the Company's contemplated working capital requirements through approximately July 31, 1998. However, there can be no assurance that the Company's working capital will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after July 31, 1998, the Company may seek additional funds from borrowings or through debt or equity financing.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created hereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company's future cash resources and liquidity and the ability of the Company to fully exploit a book's sales potential in the school and library and consumer markets. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART II. OTHER INFORMATION

All items required hereunder have been omitted because they are inapplicable.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE MILLBROOK PRESS INC.
                              (Registrant)



March 12, 1997                By: /s/ Satish Dua
                                  --------------------------------------
                              Satish Dua
                              Vice President and Chief Financial Officer