Form 10QSB
period 1997-04-30
MILLBROOK PRESS INC
filed 1997-06-13
CIK 1022899

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB


     (Mark One)
/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended APRIL 30, 1997.

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

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

Yes /X/               No / /

                       APPLICABLE ONLY TO CORPORATE ISSUES

         State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1997

                  3,455,000 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes / /         No /X/

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                 April 30, 1997


PART I.  FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Statements of Operations for the three and nine months ended April 30, 1996 and 1997

                    Balance Sheet as of April 30, 1997

                    Statement of Stockholder's Equity for the nine months ended April 30, 1997

                    Statements of Cash Flows for nine months ended April 30, 1996 and 1997

                    Notes to Financial Statements


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

                            THE MILLBROOK PRESS INC.
                            STATEMENTS OF OPERATIONS


                                                                        NINE MONTHS ENDED                THREE MONTHS ENDED
                                                                             APRIL 30                           APRIL 30
                                                                           1996             1997           1996         1997
                                                                           ----             -----          -----        ----

Net sales                                                               $7,583,000      $9,905,000    $2,608,000    $3,690,000

Cost of sales                                                            3,825,000       5,418,000     1,299,000     2,040,000
                                                                         ---------       ----------    ----------    ---------

Gross profits                                                            3,758,000       4,487,000     1,309,000     1,650,000
                                                                         ---------       ----------    ----------    ---------

Operating expenses:
   Selling and marketing                                                 2,778,000       3,393,000       990,000     1,197,000
  General and administrative                                               894,000       1,623,000       318,000       447,000
                                                                           -------       ----------      --------      -------
  Total operating expenses                                               3,672,000       5,016,000     1,308,000     1,644,000
                                                                         ---------       ----------    ----------    ---------

Operating income (loss)                                                     86,000        (529,000)        1,000         6,000
Interest expense/(income)                                                  156,000         164,000        55,000        (9,000)
                                                                           -------         --------       -------       -------

Net (loss) income                                                          (70,000)       (693,000)      (54,000)       15,000
Preferred dividend accrued                                                (482,000)       (284,000)     (160,000)            0
                                                                          ---------       ---------     ---------            -
Net (loss) income available to common stockholders                       ($552,000)      ($977,000)    ($214,000)      $15,000
                                                                         ----------      ----------    ----------      -------

Net (loss) earnings per share after preferred dividend requirements
(primary and fully diluted)                                                 ($0.54)         ($0.45)       ($0.21)        $0.00

                                 MILLBROOK PRESS
                                  BALANCE SHEET
                                 APRIL 30, 1997


Cash                                                      $ 1,832,000
Accounts Receivable, net                                    3,495,000
Inventory                                                   4,530,000
Prepaid Expense and Other Assets                              117,000
Royalty Advances, net                                         228,000
                                                          -----------
TOTAL CURRENT ASSETS                                       10,202,000

Plant Costs, net                                            2,917,000
Royalty Advances, net                                          60,000
Fixed Assets, net                                             262,000
Goodwill, net                                               3,102,000
Other Assets                                                   33,000
                                                          -----------

TOTAL ASSETS                                              $16,576,000

Accounts Payable and Accrued expenses                      $2,943,000
Royalties Payable                                             169,000
                                                          -----------
Current Liabilities                                         3,112,000

Capital Stock                                                  35,000
Additonal Paid in Capital                                  17,556,000
Accumulated Deficit                                        (4,127,000)
                                                          ------------
Total Equity                                               13,464,000
                                                          ------------

TOTAL LIABILITIES &
EQUITY                                                    $16,576,000

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED APRIL 30, 1997



                                      PREFERRED STOCK               COMMON STOCK        ADDITIONAL
                                      ---------------               ------------        PAID-IN      ACCUMULATED
                                    SHARES       AMOUNT         SHARES     AMOUNT       CAPITAL       DEFICIT            TOTAL
                                    ------       ------         ------     ------       -------       -------            -----
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 1996             4,700     $6,190,000     1,026,308    $10,000    $3,991,000      ($3,150,000)    $7,041,000
---------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividend                          284,000                                                (284,000)             0
Conversion of Preferred Stock       (4,700)    (6,474,000)      473,692      5,000     6,469,000                               0
Issuance of common stock                                      1,955,000     20,000     7,073,000                       7,093,000
Issuance of common stock warrants                                                         23,000                          23,000
Net loss                                                                                                 (693,000)      (693,000)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 30, 1997                0              0     3,455,000    $35,000   $17,556,000      ($4,127,000)   $13,464,000
---------------------------------------------------------------------------------------------------------------------------------

                                THE MILLBROOK PRESS
                            STATEMENTS OF CASH FLOWS

                                                                      NINE MONTHS ENDED
                                                                  1996                APRIL 1997
                                                               -----------           ----------
CASH FLOW  FROM OPERATING ACTIVITIES:
Net loss                                                          ($70,000)             ($693,000)
Add (deduct) to reconcile net loss to net cash flow:
Depreciation and amortization                                      887,000                881,000
Accretion of Warrants                                                    0                 23,000
Changes in accounts receivable                                    (926,000)            (1,411,000)
Changes in inventory                                              (608,000)            (1,053,000)
Changes in prepaid expenses and other                              123,000                328,000
Changes in payables & accrued expenses                             193,000                822,000
                                                                   --------               -------

Cash used in operations                                           (401,000)            (1,103,000)
                                                                  ---------            -----------

CASH FLOW USED IN INVESTING ACTIVIES:
Capital expenditures                                               (55,000)               (49,000)
Plant costs                                                     (1,080,000)            (1,001,000)
                                                                -----------            -----------

Cash used in investing activities                               (1,135,000)            (1,050,000)
                                                                -----------            -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under line of credit                              1,000,000             (3,242,000)
Proceeds from sale of capital stock                                      0              7,093,000
                                                                         --             ---------

Cash provided by financing activities                            1,000,000              3,851,000
                                                                 ----------             ---------

NET INCREASE (DECREASE) IN CASH                                   (536,000)             1,698,000

CASH AT BEGINNING OF PERIOD                                        538,000                134,000
                                                                   --------               -------

CASH AT END OF PERIOD                                               $2,000             $1,832,000
                                                                    -------            ----------

SUPPLEMENTAL DISCLOSURE:
INTEREST EXPENSE PAID                                              $55,000                ($9,000)
                                                                   --------               --------

THE MILLBROOK PRESS INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1997

Basis of Presentation

The financial statements of the Millbrook Press Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all period presented have been made. The results of the April 30, 1996 and April 30, 1997 interim periods are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 31, 1996.

The Company completed its initial public offering on December 23, 1996 whereby the Company issued and sold 1,955,000 shares of Common Stock and received net proceeds of $7,093,000. In addition, all the Company's outstanding preferred stock, including accrued preferred dividends, were converted into 473,692 shares of common stock. The Company used some of the proceeds from the offering to repay the bank and bridge loans. Prior to the effectiveness of the initial public offering, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware whereby its authorized capital stock increased to 13,000,000 shares, consisting of 12,000,000 shares of Common Stock, $0.01 par value per share and 1,000,000 shares of Preferred Stock, $0.01 par value per share.

The Company has reserved 475,000 shares of common stock under its non-qualified 1994 Stock Option Plan ("Option Plan") which provides that a Committee, appointed by the Board of Directors, may grant stock options to eligible employees, officers of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Plan. All stock options granted by the Company expire seven years after the grant date and are issued at exercise prices which are not less than the estimated fair value of the stock as determined by the Company on the date of grant. Stock options vest in 20% increments in each of the five years after the date of grant. When the Company completed its initial public offering, all non-vested options on the effective date of the initial public offering vested 50% one year from that date and an additional 50% two years from that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      General

The Company is a publisher of children's fiction and non-fiction books, in both hardcover and paperback, for the consumer and school and public library (S&L) markets. Since its inception, the Company has published more than 680 hardcover and 330 paperback books under Millbrook and Copper Beech imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores and educational organizations. Books published under the Millbrook imprint have evolved from information intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either hardcover or paperback books. As a result, the Company is better able to fully exploit a book's sales potential. However, the Company has incurred significant expenses relating to the establishment of the infrastructure which can enable the Company to sell books to the consumer market and/or develop books that can appeal to both the school and public library market and the consumer market.

      Consumer Market compared to the School and Public Library Market

As the Company sells more of its products in the consumer market, the results of operations and its financial condition could be influenced by certain distinctions between the consumer market and the school and public library market. It is generally more difficult to collect receivables in the consumer market than in the school and library market. Sales to the consumer market have a higher return rate than sales to the school and public library market and accordingly the Company will need to deduct a higher reserve for returns from its gross sales. Sales to the consumer market have a lower gross profit margin than sales to the school and library market because consumer sales have higher sales discounts and promotional allowances than sales to the school and public library market.

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

      Sales Incentives and Returns

In connection with the introduction of new books, many book publishers, including the Company, discount prices of existing products, provide certain promotional allowances and credits or give other sales incentives to their customers. The Company intends to continue such practices in the future. In addition, the practice in the publishing industry is to permit customers including wholesalers and retailers to return merchandise. Most books not sold may be returned to the Company, and the Company gives credit. The rate of return also can have a significant impact on quarterly results since certain wholesalers have in the past returned large quantities of products at one time irrespective of marketplace demand for such product, rather than spreading out the returns during the course of the year. The Company computes net sales by concurrently deducting a reserve for returns from its gross sales. Return allowance may vary as a percentage of gross sales based on actual return experience. The Company believes that as gross sales to the consumer market increase as a proportion of its overall sales, returns will constitute a greater proportion of net sales. Although the Company believes its reserves have been adequate to date, there can be no assurance that returns by customers in the future will not exceed historically observed percentages or that the level of returns will not exceed the amount of reserves in the future. In the event that the amount reserved proves to be inadequate, the Company's operating results will be adversely affected.

RESULTS OF OPERATIONS

Net sales for the third quarter ended April 30, 1997 increased from $2,608,000 to $3,690,000, or 41% compared with the same period in 1996. Increased sales resulted from significant increases in trade and special sales due to the large number of backlist titles, as well as a significant increase in the number of accounts. Net sales in the nine months ended April 30, 1997 increased by 31% compared with same period in 1996, primarily due to the increase in trade sales.

Gross profit margin decreased to 45% for the quarter ended April 30, 1997 from 50% for the quarter ended April 30, 1996. The decrease in gross profit margin for the quarter ended April 30, 1997 resulted from the more heavily weighted mix of trade and special sales as compared to the prior period. The terms and conditions of sales in the consumer market cause it to have a higher cost of sales since consumer sales have higher discounts and promotional allowances than sales to the school and library market. Gross profit margin for the nine months ended April 30, 1997 decreased by 5% compared with same period in 1996, primarily resulting from the more heavily weighted mix of trade and special sales.

Selling and marketing expenses for the quarter ended April 30, 1997 decreased to 32% of net sales from 38% of net sales for the quarter ended April 30, 1996.
Selling and marketing expenses for the nine months ended April 30, 1997 decreased to 34% of net sales from 37% of net sales for the nine months ended April 30, 1996. The amount of marketing and selling expenses have increased as a result of the Company's efforts to expand its internal marketing operations and higher warehousing and distribution costs due to increased sales. However, as a percentage of net sales, selling and marketing expenses decreased due primarily to special sales for which no marketing efforts are needed.

General and administrative expenses increased by $129,000 to $447,000 for the quarter ended April 30, 1997 compared with $318,000 for the quarter ended April 30, 1996. For the nine months ended April 30, 1997 general and administrative expenses increased by $729,000 to $1,623,000 compared with $894,000 for the same period last year. This increase is largely due to one time charges associated with the bridge loan financing ($318,000), legal fees, Directors' and Officers' insurance and new personnel. The establishment of a consumer credit and collection function also contributed to this increase.

During the third quarter ended April 30, 1997 the Company had operating income of $6,000 compared with operating income for the same period in 1996 of $1,000. The Company's operating loss for the nine months ended April 30, 1997 was $529,000 compared to income of $86,000 for the same period in 1996. The loss is primarily a result of increased general and administrative expenses as noted above.

Net interest income was $9,000 for the quarter ended April 30, 1997 compared with $55,000 interest expense for the quarter ended April 30, 1996. The extinguishment of net interest expense was due to the repayment of bank and bridge loans with proceeds from the IPO during the second fiscal quarter of 1997. For the nine months ended April 30, 1997 interest expense increased by $8,000 to $164,000 compared with $156,000 for the same period last year. The increase is largely due to higher average borrowings on the Company's line of credit.


LIQUIDITY AND CAPITAL RESOURCES

The Company has available a $2,700,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness other than indebtedness incurred in the ordinary course of the Company's business, to grant security interest in the assets of the Company or to pay dividends on the Company's securities. As of April 30, 1997, the Company has no amounts outstanding under this line.

As of April 30, 1997, the Company had cash and working capital of $1,832,000 and $7,090,000, respectively, as opposed to cash and working capital of $2,000 and $1,258,000, respectively, as of April 30, 1996. This increase was due to net proceeds from the IPO after payment of IPO related expenses and repayment of bank and bridge loans.

Inventory of finished goods totaled $4,530,000 and $3,266,000 at April 30,1997 and April 30, 1996, respectively. The higher level of inventory is due to an increase in the number of backlist trade and School and Library titles, as well as maintaining sufficient levels to meet consumer demand. The increase in Accounts Receivable ($1,286,000) from the prior year is due to increased sales.

Based on its current operating plan, the Company anticipates that its existing resources together with cash generated from operations, if any, will be sufficient to satisfy the Company's contemplated working capital requirements through approximately July 31, 1998. However, there can be no assurance that the Company's working capital will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after July 31, 1998, the Company may seek additional funds from borrowings or through debt or equity financing.



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


                                         THE MILLBROOK PRESS, INC.
                                         (Registrant)



June 13, 1997                     By: /s/ Satish Dua
                                      ------------------------------------------
                                      Satish Dua
                                      Vice President and Chief Financial Officer