Form 10KSB
period 1997-07-31
MILLBROOK PRESS INC
filed 1997-10-29
CIK 1022899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 1997


                            THE MILLBROOK PRESS INC.
           (Name of Small Business Issuer as Specified in its Charter)


            DELAWARE                               06-1390025
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

                             2 OLD NEW MILFORD ROAD
                              BROOKFIELD, CT 06804
                    (Address of principal executive offices)
                                 (203) 740-2220
                (Issuer's telephone number, including area code)

Securities Registered pursuant to Section 12 (b) of the Exchange Act:
                                        Common Stock and Warrants to
                                        purchase Common Stock, par value
                                        $.01 per share

Securities Registered pursuant to Section 12 (g) of the Exchange Act:
                                        None

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.
(X)

Revenues for the Fiscal year ended July 31, 1997 were $12.6 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon price of the Common Stock on October 24, 1997, was approximately $10,016,300. As of October 24, 1997, the Registrant had outstanding 3,455,000 shares of Common Stock.

                            THE MILLBROOK PRESS, INC.
                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS



                                     PART I

                                                                            Page

Item 1.   Description of Business                                             3

Item 2.   Description of Property                                            14

Item 3.   Legal Proceedings                                                  14

Item 4.   Submission of Matters to a Vote of Security Holders                14

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters           14

Item 6.   Management's Discussion and Analysis or Plan of Operation          15

Item 7.   Financial Statements                                               19

Item 8.   Changes in and Disagreements with Accountants                      35
          on Accounting and Financial Disclosure

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;      35
          Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation                                             35

Item 11.  Security Ownership of Certain Beneficial Owners and                35
          Management

Item 12.  Certain Relationships and Related Transactions                     35

Item 13.  Exhibits, List and Reports on Form 8-K                             36

                                     PART 1

ITEM I  DESCRIPTION OF BUSINESS

OVERVIEW

The Millbrook Press Inc. (the "Company" or "Millbrook"), is a publisher of children's nonfiction books, in both hardcover and paperback, for the school and library market and the consumer market. Since its inception, the Company has published more than 800 hardcover and 340 paperback books under its Millbrook and Copper Beech imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores, and educational organizations. Books published under the Millbrook imprint have evolved from information-intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either hardcover or paperback books. As a result, the Company is better able to fully exploit a book's sales potential.

The consumer market in children's books consists of books purchased by consumers through the traditional bookstores including national chains such as Barnes & Noble, Borders and Waldenbooks, educational chain stores such as Zainy Brainy, Learningsmith, and Noodle Knoodle and mass merchandisers including K-Mart, Target, and the Warehouse Clubs; as well as the non-traditional distribution channels such as direct sales, catalogs, direct mail, book clubs, book fairs, non-book retail stores, and on a smaller scale, certain museums, national parks, historical sites, theme parks, gift shops and toy stores.

In order to continue its growth as a publisher of quality children's books, the Company will: (i) extend its publishing program of preschool novelty books, books for beginning readers and early readers, chapter books for young readers and children's popular-reference books; (ii) acquire companies or develop strategic partnerships that broaden its product line and extend its distribution in both consumer and library market channels; (iii) expand its marketing capabilities in the consumer and library market by increasing its in-house sales force and management; and (iv) develop books that can be exploited through emerging distribution channels in the consumer market, including special sales channels such as book clubs, book fairs, direct sales, catalogs, direct mail, commercial on-line services and the Internet. The Company believes that the high quality of its books, its emphasis on publishing books for multiple markets and its expanded distribution capabilities makes it well positioned to increase its book sales to the expanding consumer market while at the same time increasing its established sales base in the school and library market.

INDUSTRY BACKGROUND

The Company operates in two distinct markets: the school and public library market, and the consumer market. The fastest-growing segment of the children's book marketplace is paperbacks; their sales increased by 14% in 1996. Hardcover children's books experienced a 4% sales increase in 1996. This trend is continuing and the Book Industry Study Group anticipates that the demand for children's hardcover books will increase by a rate of 4% and that for children's paperback books will increase by a rate of 4.2%, each on a compounded basis from 1996 through the year 2001. As a result of that growth, BOOK INDUSTRY TRENDS 1997 predicts that public library expenditures will reach approximately $197 million in the year 2001, and school library expenditures will reach approximately $182 million in the year 2001, for a total of approximately $379 million. Veronis, Suhler & Associates predicts that by the year 2001, children's hardcover book sales in the consumer market will reach approximately $1.8 billion and children's paperback book sales in the consumer market will reach approximately $1.4 billion, for a total of approximately $3.2 billion.

School and Library Market

The school and public library market is undergoing significant change due to long-term social and economic forces. The United States Department of Education predicts that the student population from kindergarten through twelfth grade will increase 8% from 1995 to 2006, with an overall net gain of approximately
3.8 million students. Because many school districts allocate instructional material funds on a "per head" basis, the Company believes that money allocated to schools for book acquisitions should increase as the student population increases. Purchases are primarily driven by favorable book reviews. Age-appropriate books on the right topic with favorable reviews sell along a predictable curve. In addition to the demographic changes, demand for books has also increased as a result of the school and public library market becoming aware of, responsive to, and supporting the innovative instructional programs being developed and used in the classroom. New teaching philosophies such as the "reading initiative," the "whole-language movement" and "cross-curriculum teaching" developed in the 1980s and 1990s have increased the demand for different and better books. Librarians are working with classroom teachers to select books that meet classroom criteria of being multicultural, visually stimulating, interesting, curriculum-related and suitable for a range of reading-ability.

CONSUMER MARKET

Demand for children's books should also increase in the consumer market due to the projected increase in the number of school-age children. The Company believes that, in addition to the larger school age population the most important factors that will sustain larger sales of children's books include the increased availability of quality books, particularly paperback books, and the convenience of being able to purchase inexpensive paperback books as opposed to traveling to libraries. In addition, the Company believes the growth in the number of affluent, better-educated parents and the increased emphasis they place on education as a whole has also contributed to this trend.

Demand for children's books in the consumer market has also increased because the methods by which hardcover and paperback books are distributed have changed significantly in the past five years, leading to greater accessibility and shelf space for books. Traditionally, books were primarily sold at small local bookstores with limited selections. Many such bookstores were replaced by larger mall bookstores which in turn, were replaced by book superstores (such as Barnes & Noble). Concurrently, alternate means of distribution have developed. For example, books are now sold by certain retailers such as TJ Maxx, educational chain stores such as Learningsmith and Zany Brainy, outlets and warehouse clubs such as Sam's Warehouse, COSTCO, and B.J.'s and on a smaller scale, certain museums, national parks, historical sites, theme parks, gift shops and toy stores. Books are also more accessible to children and parents through the expansion of direct sales channels such as book fairs, school and consumer book clubs, display sales and catalogs. Book fairs are generally week-long events conducted on school premises and sponsored by school librarians and/or parent-teacher organizations and are intended to provide students with quality books at reasonable prices in order to help them become more interested in reading. The Company has identified more than 600 catalogs that sell children's books, including such oddly diverse ones as an anatomical supply catalog.

CROSSOVER OF SALES

Demand for children's books has also increased because a book can now be sold to both the school and public library market and the consumer market. Traditionally, hardcover library books address topics typical for school reports and research and were created with the purpose of maximizing information content rather than appealing to consumers. Because books sold in the school and public library market in the past were sold to librarians/teachers based on content, the product was often informationally rich, but somewhat aesthetically unappealing. Conversely, a paperback book sold in the consumer market was not designed as an information source, but rather to attract a consumer's attention and thereby sell itself from the shelf, and accordingly failed to address certain topics and lacked the informational content of library books. The Company's books, and books for the children's book market in general, are now designed to appeal to both markets. A book filled with information is combined with an attractive title, cover and internal design to catch the eye of the consumer browsing the shelf. The same book can then be bound as a hardcover book and sold to school and public libraries. Additionally, as either a hardcover or a paperback, the book appeals to teachers and can be used as supplemental reading in the classroom.

COMPANY STRATEGY

The Company's goal is to be a "one-stop publisher" publishing and marketing a diverse product line servicing most of the major segments of the children's book market. The Company's strategy is to continue to diversify its products and distribution channels for those products by capitalizing on the long-term and short-term changes occurring in the children's book publishing industry in both the school and public library market and particularly in the consumer market.

The Company believes that this diversified approach to its product line will enable it to achieve broad market penetration in the children's book market and minimize the risk of fluctuations or weakness in any one particular segment. The Company believes that its experience in publishing children's books as well as its reputation for quality gained over the past seven years, combined with the evolution and anticipated growth rates for children's books in the school and public library and consumer markets, creates an opportunity for the Company to expand the list of books in which it maintains a significant ownership interest and expand the recognition of its brand names. The Company believes that the elements required to achieve this goal are (i) publishing books of the highest quality, created in house, through packaging arrangements or licensed, with the ability to satisfy two or more of the markets which it now services, (ii) expanding its product offerings to take advantage of its investments in distribution and its exposure to the consumer market and (iii) enhancing its existing marketing operations to support its product line expansion initiatives. Industry conditions among publishers in recent years has led to ongoing divestitures and the Company intends to accelerate its growth and increase its market penetration by selectively acquiring other publishers of children's books or by formulating strategic alliances to increase the market exposure of its books. The Company also intends to explore opportunities in electronic media by selectively participating in publishing and marketing opportunities on commercial on-line services and on the Internet. Key elements of the Company's strategy are:

o CROSSOVER OF SALES. The Company believes that significant opportunities exist to market products typically developed for one market into other markets. To initiate its strategy of selling books which can crossover into two or more markets, in 1995 the Company began reformatting many of it previously published ("backlist") school and public library books under its Millbrook imprint into paperback books selling them in the consumer market. In addition, the Company's paperback books have also been sold as supplemental materials for the classroom. Similarly, the Company's books under the Copper Beech imprint are also published in hardcover format to sell to the school and public library market. The Company will seek to continue to produce books in the future under both the Millbrook and Copper Beech imprints that will appeal to two or more markets in order to fully exploit a book's sales potential.

o TARGET NEW MARKET NICHES/ACQUISITION OPPORTUNITIES. The Company is continually seeking new market niches which offer opportunities for significant sales growth. The Company has targeted the preschool novelty area as a future market and plans to enter that segment with books containing moveable elements or books bundled with additional merchandise. The Company will publish books for the beginning reader (four to six years old) and early reader (five to eight years old) as well as chapter books for ages seven through eleven. The Company will publish popular reference materials for young readers from seven through fifteen. In addition, the Company will seek to expand its penetration of the supplemental classroom market where its books may also be used as instructional material. Where possible, the Company will re-format existing books for distribution into new markets, leveraging its investments in product development over a broader base.

      The Company may also seek acquisition opportunities covering niche markets in which the Company does not currently compete and product extensions in its existing markets. The Company's product development strategy may include joint ventures with strategic partners to minimize up-front development costs. Currently, however, the Company has no commitments or agreements with respect to any acquisitions.

o ENHANCE MARKETING AND SALES FORCE. Since inception, the Company has increased its penetration into the school and public library market. The Company intends to continue to build on these efforts by increasing its use of direct mail, expanding circulation of catalogs and extending its advertising programs to achieve better coverage and increased marketplace penetration. The Company also intends to enhance its telemarketing capabilities in order to help strengthen sales of books to retailers. In the consumer market, the Company intends to rely more heavily on an inhouse sales force rather than a commissioned sales force, with a view to entirely replacing the commissioned force with in-house personnel in the future. The Company believes this change will enable it to more effectively concentrate the Company's selling efforts on mass retail, major book chains and special sales accounts and to facilitate the Company's entry into newly targeted markets.

o EXPAND DISTRIBUTION. The Company intends to expand its existing channels of distribution by increasing its use of in-store promotion, consumer advertising and telemarketing. The Company believes that decision-making with respect to purchasing books is becoming more complex due to expansion in types of outlets selling books and the increasing use of marketing techniques that put the Millbrook imprint in direct contact with children, parents and teachers will increase sales. The Company intends to increase its participation in book fairs, book clubs, catalogs and to distribute its books to alternative retail outlets. The Company may also seek to enter into additional strategic partnerships to extend its distribution in both the consumer and in school and public library market channels.

o ADAPT TO NEW TECHNOLOGIES. The Company has begun digitally storing the text and graphics of its books so as to be well positioned to take advantage of opportunities in the electronic media industry, including commercial on-line services and the Internet, if and when such opportunities become available.

o CONTINUE TO DEVELOP HIGH QUALITY BOOKS. The Company intends to develop additional books through internal development in collaboration with its network of authors and artists. The Company is now selectively entering into agreements with certain high-profile authors and illustrators to increase the recognition of its brand names.

PRODUCTS

The Company publishes children's books in hardcover and paperback formats for the school and public library market and the consumer market. When the Company began publishing books in 1991, the books created were mainly series books and were intended to be sold singularly and in sets to the school and public library market. Since then, the Company's products have evolved into a diverse set of highly-graphic, consumer-oriented single books. The Company's Millbrook imprint primarily targets the school and public library, while its Copper Beech imprint primarily targets the consumer market. Nevertheless, the Company designs virtually all of its books to appeal to teachers and librarians, as well as to children and parents. This approach allows the Company's books to be introduced simultaneously in more than one market, with the intent of increasing sales. For example, in 1997, the Company published 75 hardcover books under the Millbrook imprint for the school and public library market, of which 25 books were suitable for and published simultaneously as hardcovers or paperbacks to be sold in the consumer market, and 73 hardcover books under the Copper Beech imprint to be sold in the consumer market, of which 13 books were suitable for and published simultaneously as hardcovers or paperbacks, to be sold in the school and public library market.

PRODUCT DEVELOPMENT

The Company develops books through internal and external resources. The Company may also acquire books through co-publishing arrangements and/or the acquisition of other licenses.

INTERNAL DEVELOPMENT

Nearly 75% of the books published under the Millbrook imprint are produced by the Company's editorial staff. A book concept can originate from a number of sources such as (i) analysis of the Company's sales statistics for an existing book to help assess how a similar book targeting a similar age group will fare,
(ii) analysis of school age demographics and other social and economic factors from current philosophical trends in education (i.e. the whole language movement) to the globalization of education, (iii) review of competitors' books to determine if and how the Company can publish a superior book on a similar topic, (iv) reading children's magazines to determine what young people are interested in and (v) maintaining personal contact with librarians, teachers, and booksellers. Once conceived, a book proposal is circulated to sales, production, marketing, design and financial departments of the Company for their input and depending on their input, the proposal will go forward or be terminated. A favorable decision causes the editorial department to contract with appropriate authors and/or artists from its pool of approximately 350 authors and artists. The Company believes it has excellent relationships with its authors and artists, including many well-known names in the field.

Authors and artists are typically engaged on a royalty basis. Royalties on hardcover and paperback editions are paid on the net sales of the book and range from 6% to 10% of net sales with an average of 7% net sales for hardcover and paperback books. The Company believes its average royalty rates are slightly lower than overall industry standards. The Company expects its average royalty rates to increase as the Company increases its emphasis on consumer-oriented books. Virtually all of Millbrook's contracts call for an advance payment against future royalties. In almost all cases, the Company retains control of all book club, reprint, electronic, foreign, serialization, and commercial rights. The income generated from such arrangements is divided equally between the Company and the author.

Upon the delivery of a manuscript from an author/illustrator and after editing, fact-checking and approval, the Company's in-house staff plans and prepares the layout, illustrations and cover to be used for the book. Upon completion of the editing, graphics and layout, a computer produces a mechanical of the book with all elements in place. A cost estimate is then prepared which determines print quantity and retail price of the book. Book printing is done by an outside supplier, usually in United States, on a bid contract basis. The Company's products require varying periods of development time depending upon the complexity of the graphics and design as well as the editing process. Most of the Company's books can be developed in a period that ranges from nine to eighteen months. Millbrook is often cited in reviews of the Company's books for one or more outstanding design elements (cover, layout, type, etc.). Jackets and interior design are either created in-house or assigned to freelance artists under the supervision of the Company's art department. The use of outside authors, illustrators and freelancers for jacket design, fact-checking and copy editing allows the Company to produce a large number of books per year with a relatively small staff and allows a tremendous amount of flexibility needed for the Company to continue to produce a broad product line.

EXTERNAL DEVELOPMENT

Approximately 25% of books published under the Millbrook imprint are produced by outside sources. Most of these books are produced by outside packagers that cooperate and consult with Millbrook during the development process but otherwise provide the full range of services needed to publish children's books. These arrangements include cooperation with other publishers in England, such as Templar or Quarto, to which the Company pays a share of the cost of developing a relatively expensive book such as an atlas, and the Company retains the rights to sell the book in the United States and Canada while the publisher retains the right to sell the book in its home country and/or elsewhere. At present, the Company has six regular suppliers from England and two United States companies with whom it has ongoing projects. In May 1994, the Company entered into an exclusive, long-term joint venture with Aladdin Ltd. ("Aladdin"), a major children's packager for the international market, which expires on January 1, 2002, but can be renewed thereafter, to produce no less than 50 nonfiction titles per year to be published under the Company's imprint, Copper Beech. The exclusive agreement between the Company and Aladdin was designed to produce books with strong consumer market appeal in popularly priced paperback books as well as content suitable for hardcover books for sale to libraries. The books are to be wholly owned by the Company. Aladdin is responsible for the production, printing and binding of such books, although development costs for such books are shared by Aladdin and the Company. Aladdin retains the sales rights for these books to countries other than the United States, Canada and the Philippines. Royalties are paid to Aladdin based on the Company's sales. Development recovery amounts are paid to the Company based on sales by Aladdin to other parts of the world.

LICENSES

In the normal course of its business, the Company acquires licenses from foreign book publishers for the rights to market and sell in the United States books which were created either with or without input from the Company. The licensing usually includes all subsidiary rights such as first and second serialization, commercial rights, electronic rights, foreign and translation rights, reprint rights and rights to any means yet to be developed for transmitting information.

MARKETING AND DISTRIBUTION

The Company's sales and marketing efforts are designed to broaden product distribution, increase the number of first-time and repeat purchasers, promote brand-name recognition, assist retailers and properly position, package and merchandise the Company's products. The Company utilizes various marketing techniques designed to promote brand awareness and recognition and to maximize the amount of shelf space devoted to its product line in retail outlets, including complimentary copies, reviews and recommendations, catalogs, advertising, brochures, exhibits, publicity campaigns and in-store promotions. The Company's marketing efforts are geared toward its two major markets: (i) the school and public library market and (ii) the consumer market.

SCHOOL AND PUBLIC LIBRARY

The Company targets the school and public library market through three main channels: wholesalers, telemarketing and direct sales. Large school and public library systems tend to purchase their books through wholesalers on a bid basis, while smaller systems purchase directly from a commission sales representative or through a telemarketing program such as the one the Company conducts. During the fiscal year ended July 31, 1997, approximately 64% of the Company's sales in the school and public library market were made through wholesalers. While wholesalers do not engage in sales and marketing efforts on behalf of the Company's products, they provide schools and public libraries with a wide range of selection and convenience as well as discounts on bulk orders. Baker & Taylor, one of the largest wholesalers in the school and public library market, accounted for 12% of the Company's net sales in the fiscal year ended July 31, 1997. While the Company believes that there are alternative wholesalers available, a significant reduction in sales to Baker & Taylor would have a material adverse effect on the Company's results of operations. Through a complementary marketing program of telemarketing, advertising, review programs and direct sales calls, the Company believes that one of its greatest strengths is its ability to reach the individual teacher, principal or librarian making the purchase decision. Telemarketing generates 29% of the Company's sales in the school and public library market. Telemarketing penetrates the market through its "preview program" where books are given on loan to teachers and other decision-makers on the premise that the quality of the book will sell itself. The remaining 7% of the Company's sales in this area results from direct-selling efforts where commissioned salespersons conduct face-to-face meetings at school and libraries with decision-makers or by purchase from the Company's catalogs and advertising.

The Company markets its books in numerous ways to support the foregoing efforts. The Company sends complementary copies of each newly published book to library media reviewers and columnists and major county or district school systems that have their own review and recommendation process. The Company believes that a favorable review in a respected library journal can significantly influence the sales prospects of a particular book. Many of the Company's books published under the Millbrook imprint have received favorable reviews, but there can be no assurance that the Company will continue to receive favorable reviews in the future. The Company produces three catalogs and one magazine insert per year. For its school and library accounts, the Company produces one full-line catalog, consisting of a complete annotated backlist as well as new publications for Fall that is mailed to 100,000 current and perspective accounts. An eight-page insert is produced in January to introduce the new list for Spring for distribution in the School Library Journal (the major professional journal from which librarians make purchase decisions) and at conventions throughout the year. The Company produces two full-line catalogs per year for the consumer market in May and December. The Company also advertises in many consumer journals, newsletters and newspapers. The Company produces promotional materials for individual titles, themes, authors and illustrators. It also produces standard "leave-behind" sell sheets that refresh a librarian's recollection of a sales presentation. Finally, the Company exhibits its books at many national conventions covering the school and public library and consumer markets.

The expanding use of children's books in the classroom, especially in paperback formats, has complicated the traditional distribution networks since contacting the particular teacher or other individual in charge of curriculum decisions can be more difficult than contacting the school librarian. The Company has created marketing programs to extend school sales beyond the library and into the classroom. For example, the Company's telemarketing division is currently test-marketing curriculum-related books and materials to teachers, principals and curriculum coordinators.

CONSUMER

The sales channels in the consumer market are more diverse than the school and public library market and require a different marketing approach. The Company has recently attracted experienced and talented sales and marketing personnel. The new in-house consumer sales group covers the two major areas: traditional consumer book markets and non-traditional consumer book markets. The Company's merchandising and marketing programs have increased its traditional and non-traditional consumer sales from $2.8 million in fiscal year 1996 to $4.8 million in fiscal 1997.

As is the case with the school and public library market, a large proportion of the Company's sales in the consumer market are made through wholesalers. Ingram, one of the largest wholesalers in the consumer market, accounted for 6% of the Company's net sales in the fiscal year ended July 31, 1997, and 60% of its wholesale sales to the consumer market. While the Company believes that there are alternative wholesalers available, a significant reduction in sales to Ingram would have a material adverse effect on the Company's operations.

The Company has three sales groups: the in-house sales group, the commissioned sales group and the special sales group. The in-house sales group, consisting of an in-house sales director, a merchandising manager and a full-time salaried sales person, is responsible for sales, promotion and merchandising to the major national and large regional accounts. This group is also responsible for sales to the network of wholesalers supporting these accounts. The commissioned sales group currently consists of approximately 30 commissioned representatives who are responsible for sales to independent bookstores, small regional chains and certain special sales outlets and regional jobbers. The special sales group markets to specialized retail outlets such as museums, national parks, historical sites, theme parks, gift shops and toy stores and consumer companies such as direct sales catalogs and direct mail. The Company's sales representatives sell the full range of the Company's products. The sales groups provide the Company with highly valuable insight by obtaining feedback from customers on current product performance and potential acceptance of proposed products. In addition to the marketing efforts discussed with respect to the school and public library market, the Company conducts additional marketing designed to increase brand name recognition in the consumer market. The Company makes certain that good reviews, which can stimulate sales, are sent to the news media on a regular basis which can stimulate sales. The Company participates with various outlets in advertising directly to individuals through media and catalogs. In-store promotions, such as posters, points of purchase displays, brochures, holiday end-of-counter and front-of-store displays, are also utilized by the Company to further enhance its sales in the consumer market.

MANUFACTURING AND SHIPPING

All of the Company's books are printed and bound by third-party manufacturers. During fiscal year 1997, approximately 40% of the Company's printing and binding needs were provided by Worzalla Publishing, Inc. ("Worzalla"), an industry leader in library-bound, short-run printing and binding. Manufacturing is a significant expense item for the Company, with a total of $4.8 million (or approximately 38% of net sales) spent in 1997. The Company has used Worzalla's services since the Company's inception and enjoys a strong working relationship with Worzalla. The Company believes it has sufficient alternative sources of manufacturing services to meet its foreseeable needs should Worzalla's services no longer be available to the Company although manufacturing costs could be adversely impacted.

Shipping orders accurately and promptly upon their receipt is an important factor in the Company's customer service and in closing a sale. Most publishing companies ship products within one week of receipt of a customer order, and in general the Company meets or betters this timetable. The Company processes customer orders through an in-house processing department. The Company leases warehouse space from, and its products are shipped to, Mercedes Distribution Company of Brooklyn, New York.

COMPETITION

The children's book publishing marketplace in the school and public library market and in the consumer market is fragmented and very competitive. Competition in the school and public library market is based upon quality of products, brand name recognition and book content. In the consumer market, the primary factors are brand name recognition, book content, availability and price.

There are many publishers of material similar to the Company's product offerings. The Company's chief and direct competitors in the school and public library market include Childrens Press, Dorling Kindersley Publishing Inc., Franklin Watts Inc., Gareth Stevens Inc., Lerner Publications Co. and Troll Communications. The Company's chief and direct competitors in the consumer market include Barron's Educational Series Inc., Candlewick Press, Dorling Kindersley Inc., Larousse Kingfisher Chambers Inc., Random House Inc. and Usborne Publishing Ltd.

The Company also competes with a large number of other publishers for retail shelf space in large bookstore chains such as Barnes & Noble, Borders and Waldenbooks. In addition to competition among like types of publishing programs, the overall competition for limited educational budgets is intense when other producers of materials used in classrooms and libraries are included, especially producers and distributors of electronic hardware and software. A number of these competitors have considerably greater financial and marketing resources than the Company, although the Company believes that the depth of experience of its management and its connections into the hierarchy of the education sector gives the Company a competitive edge not only in producing quality books marketable in the school and library and consumer markets, but also in foreseeing long-term and short-term social and economic forces influencing the children's book industry.

PROTECTION OF PROPRIETARY RIGHTS

Nearly all the Company's books have been copyrighted in the United States, in the name of the author or artist and then all such copyrights have been assigned to the Company. As a result, the Company owns the exclusive right to exploit the copyright in the marketplace. On books created in-house by the Company, it owns world rights for all aspects of the market, including first and second serialization, commercial rights, electronic rights, foreign and translation rights, reprint rights, and rights to any means yet to be developed for transmitting information. There are a limited number of books for which foreign rights and electronic rights will revert to the author if the Company does not exploit them in a given period of time, usually two years after publication. On books that are imported under the Millbrook imprint, the Company has exclusive rights for all United States markets and Philippines. On more than half of the imported titles, the Company holds the Canadian rights as well. The Company's trade names Millbrook and Copper Beech are used to publish books primarily for the school and library market and consumer market respectively. The Company considers these trade names material to its business.

For the Copper Beech titles, the Company has exclusive rights for all markets in the United States and Canada. World rights are retained for books originated by Aladdin and the Company participates in the profits generated from such sales on a 25% basis.

EMPLOYEES

As of July 31, 1997, the Company had approximately 65 employees. Approximately 55% are full-time and 45% are part-time. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property. The Company conducts its operation through two facilities. The Company leases approximately 5,500 square feet of office space in Brookfield, Connecticut at a current rental of $108,600 per year plus utilities and taxes. This lease expires in December 2002. The Company also leases approximately 1,900 square feet of space in New York City at a rental of $35,350 per year plus utilities and taxes. This lease expires in April 2004. The Company also leases office space in Southhampton, New York at a current rental of $15,120 per year plus utilities and taxes. This lease expires in September 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        None

PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock of the Company is traded under the symbol MILB on the NASDAQ SmallCap Market. The Company's Common Stock is also traded on the Boston Stock Exchange under the symbol MILB. The following table sets forth the ranges of the high and low closing bid prices for the Common Stock since the effectiveness of the initial public offering on December 17, 1996, as reported on the NASDAQ SmallCap Market, the principal trading market for the Common Stock. The quotations are interdealer prices without adjustment for retail markups, markdowns, or commission and do not necessarily represent actual transactions.

                                  COMMON STOCK

                            YEAR ENDED JULY 31, 1997


                                  High                     Low

First Quarter                       -                       -

Second Quarter                      7                       5-3/8

Third Quarter                       6                       5

Fourth Quarter                  6-3/8                   5-3/8

As of July 31, 1997, the Company had outstanding 3,455,000 shares of Common Stock and 50 holders of record of the Company's Common Stock. The Company believes that at such date, there were in excess of 600 beneficial owners of the Company's Common Stock.

The Company has never paid any dividends on its Common Stock. The Company's credit facility with People's Bank restricts the payment of dividends. The Company currently intends to retain all earnings, if any, to support the development and growth of the Company's business. Accordingly, the Company does not anticipate that any cash dividends will be declared on its Common Stock for the foreseeable future.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements of The Millbrook Press Inc. and related Notes to the Financial Statements and included elsewhere in this Form 10-KSB.

OVERVIEW

            General

            In February 1994, the Company was incorporated and acquired the assets of The Millbrook Press Inc., which had commenced operations in 1989. Prior to January, 1991, The Millbrook Press Inc. had no revenues and incurred expenses related to administrative costs associated with the formation and production of its first publication list. Subsequent to January 1991, the Company has had significant net sales to the school and public library market. Books published under the Millbrook imprint have evolved from information intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, the Company has incurred significant expenses relating to the establishment of the infrastructure which can enable the Company to sell books to the consumer market and/or develop books that can appeal to both the school and public library market and the consumer market.

            Consumer Market compared to School and Public Library Market

As the Company sells more of its products in the consumer market, the results of operations and its financial condition could be influenced by certain distinctions between consumer market and the school and public library market. It is generally more difficult to collect receivables in the consumer market than in the school and library market. Sales to the consumer market have a higher return rate than sales to the school and public library market and accordingly the Company will need to deduct a higher reserve for return from its gross sales. Sales to the consumer market have a lower gross profit margin than sales to the school and library market because consumer sales have higher sales discounts and promotional allowances than sales to the schools and public library market.

            Sales Incentives and Returns

In connection with the introduction of new books, many book publishers, including the Company, provide certain promotional allowances and give other sales incentives to their customers. The Company intends to continue such practices in the future. In addition, the practice in the publishing industry is to permit customers including wholesalers and retailers to return merchandise. Most books not sold may be returned to the Company, and the Company gives credit. The rate of return can have a significant impact on quarterly results. The Company computes net sales by concurrently deducting a reserve for returns from its gross sales. Return allowance may vary as a percentage of gross sales based on actual return experience. The Company believes that as gross sales to the consumer market increase as a proportion of its overall sales, returns will constitute a greater proportion of net sales. Although the Company believes its reserves have been adequate to date, there can be no assurance that returns by customers in the future will not exceed historically observed percentages or that the level of returns will not exceed the amount of reserves in the future. In the event that the amount reserved proves to be inadequate, the Company's operating results will be adversely affected.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

Fiscal 1997 revenues increased approximately 27% from $9.9 million in fiscal 1996 to $12.6 million in fiscal 1997. Increased sales resulted from significant increases in trade and special sales due to the large number of backlist tiles, as well as a significant increase in the number of accounts.

Gross profit margin for the fiscal year ended July 31, 1997 decreased to 46% of net sales compared to 49% of net sales for the same period last year. The decrease in gross profit margin for fiscal 1997 resulted from the more heavily weighted mix of trade and special sales as compared to fiscal 1996. The terms and conditions of sales in the consumer market cause it to have a higher cost of sales since consumer sales have higher discounts and promotional allowances than sales to school and library market.

Selling and marketing expenses for fiscal 1997 decreased to 36% of net sales from 39% of net sales for fiscal 1996. Selling and marketing expenses have increased as a result of the Company's efforts to expand its internal marketing operations and higher warehousing and distribution costs due to increased sales. However, as a percentage of net sales, selling and marketing expenses decreased due primarily to special sales for which no marketing efforts are needed.

General and administrative expenses for fiscal 1997 increased by $739,000 to $1.9 million compared with $1.2 million for fiscal 1996. This increase is largely due to a one time charge associated with a bridge loan financing, obtaining Directors' and Officers' insurance and new personnel. The establishment of a consumer credit and collection function also contributed to this increase.

As a result of the foregoing, operating loss increased from $218,000 or 2% of net sales in fiscal 1996 to $661,000, or 5% of net sales in fiscal 1997.

Net interest expense decreased from $245,000 in fiscal 1996 to $197,000 in fiscal 1997. The decrease in interest expense is due to repayment of bank and bridge loans with proceeds from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1997, the Company had cash and working capital of $323,000 and $6.7 million, respectively, as opposed to cash and working capital of $134,000 and $1.3 million, respectively as of July 31, 1996. This increase was due to net proceeds from an initial public offering and repayment of bank and bridge loans.

The Company has available a $4,000,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness other than indebtedness incurred in the ordinary course of the Company's business, to grant security interest in the assets of the Company or to pay dividends on the Company's securities. As of July 31, 1997, the Company had no amounts outstanding under this line.

In addition to bank borrowings, the Company has financed its operations since August 1, 1995 through a pre-bridge financing of $500,000 in April 1996, a bridge financing whereby the Company received gross proceeds of $1.75 million (of which approximately $516,000 was used to repay the principal and interest on notes issued in the pre-bridge financing) and an initial public offering whereby the Company received approximately $7,093,000 in net proceeds of which approximately $1,800,000 was used to repay the principal and interest on notes issued in the bridge financing.

Inventory of finished goods totaled $4.9 million and $3.5 million at July 31, 1997 and July 31, 1996, respectively. The higher level of inventory is due to an increase in the number of backlist trade and school and library titles, as well as a need for maintaining sufficient levels to meet consumer demand.
The $740,000 increase in Accounts Receivable from the prior year is due to increased sales.

Based on its current operating plan, the Company anticipates that its existing resources together with cash generated from operations will be sufficient to satisfy the Company's contemplated working capital requirements through approximately July 31, 1998. However, there can be no assurance that the Company's working capital will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after July 31, 1998, the Company may seek additional funds from borrowings or through debt or equity financing.

FORWARD -LOOKING STATEMENTS

This Form 10KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created hereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company's future cash resources and liquidity and the ability of the Company to fully exploit a book's sales potential in the school and library and consumer markets. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                           ITEM 7 FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

                   The Shareholders and The Board of Directors
                            The Millbrook Press Inc.:


We have audited the accompanying balance sheets of The Millbrook Press Inc. as of July 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Millbrook Press Inc. as of July 31, 1996 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in the Notes to Financial Statements, in 1997 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                                           KPMG Peat Marwick LLP



October 3, 1997
New York, New York

                                 Balance Sheets

                             July 31, 1996 and 1997

                                                                                                         1996               1997
                                                                                                         ----               ----
                                 ASSETS
Current assets:
     Cash                                                                                          $    134,000             323,000
     Accounts receivable (less allowance for returns and
         bad debts of $329,000 in 1996 and $456,000 in 1997)                                          2,084,000           2,824,000
     Inventories                                                                                      3,477,000           4,935,000
     Royalty advances, net                                                                              364,000             359,000
     Prepaid expenses                                                                                   292,000             582,000
                                                                                                   ------------        ------------
                        Total current assets                                                          6,351,000           9,023,000
                                                                                                   ------------        ------------

Plant costs, net                                                                                      2,582,000           3,124,000
Fixed assets, net                                                                                       270,000             256,000
Goodwill, net                                                                                         3,245,000           3,055,000
Royalty advances, net                                                                                    67,000             277,000
Other assets                                                                                             59,000              34,000
                                                                                                   ------------        ------------

                        Total assets                                                               $ 12,574,000          15,769,000
                                                                                                   ============        ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks                                                                           2,742,000                --
     Accounts payable and accrued expenses                                                            2,141,000           2,271,000
     Royalties payable                                                                                  150,000             199,000
                                                                                                   ------------        ------------
                        Total current liabilities                                                     5,033,000           2,470,000

Shareholder notes                                                                                       500,000                --

                        Total liabilities                                                             5,533,000           2,470,000
                                                                                                   ------------        ------------

Commitments

Stockholders' equity:
     12% Series A voting, cumulative Preferred Stock, par value $.01 per share;
         authorized 1,000,000 shares; issued and outstanding 4,700 shares (at aggregate liquidation preference including dividends in arrears)
         in 1996 and no shares in 1997                                                                6,190,000                --
     Common Stock, par value $.01 per share, authorized
         12,000,000 shares; issued and outstanding 1,026,308
         shares in 1996 and 3,455,000 shares in 1997                                                     10,000              35,000
     Additional paid-in capital                                                                       3,991,000          17,556,000
     Accumulated deficit                                                                             (3,150,000)         (4,292,000)
                                                                                                   ------------        ------------

                        Total stockholders' equity                                                    7,041,000          13,299,000
                                                                                                   ------------        ------------

                        Total liabilities and stockholders' equity                                 $ 12,574,000          15,769,000
                                                                                                   ============        ============

See accompanying notes to financial statements.

                            Statements of Operations

                       Years ended July 31, 1996 and 1997


                                                                                                 1996                       1997
                                                                                                 ----                       ----

Net sales                                                                                    $ 9,940,000                 12,573,000

Cost of sales                                                                                  5,099,000                  6,738,000
                                                                                             -----------                -----------

                        Gross profit                                                           4,841,000                  5,835,000
                                                                                             -----------                -----------

Operating expenses:
     Selling and marketing                                                                     3,854,000                  4,552,000
     General and administrative                                                                1,205,000                  1,944,000
                                                                                             -----------                -----------

                        Total operating expenses                                               5,059,000                  6,496,000
                                                                                             -----------                -----------

Operating loss                                                                                  (218,000)                  (661,000)

Interest expense                                                                                 245,000                    197,000
                                                                                             -----------                -----------

Net loss                                                                                        (463,000)                  (858,000)

Preferred dividend accrued                                                                      (656,000)                  (284,000)
                                                                                             -----------                -----------

Net loss available to common stockholders                                                    $(1,119,000)                (1,142,000)
                                                                                             ===========                ===========

Loss per share after preferred dividend
     requirements (primary and fully diluted)                                                $     (1.09)                      (.46)
                                                                                             ===========                ===========

See accompanying notes to financial statements

                       Statements of Stockholders' Equity

                       Years ended July 31, 1996 and 1997

                                                                                             Additional
                                                                                              paid-in
                                     Preferred stock                  Common stock            capital
                                 -------------------------        --------------------       ----------   Accumulated
                                    Shares     Amount             Shares        Amount                     deficit          Total
                                    ------     ------             ------        ------                     -------          -----
Balance at July 31, 1995               4,700    $ 5,534,000      1,026,308   $    10,000     3,991,000    (2,031,000)     7,504,000



Preferred stock dividend                --          656,000           --            --            --        (656,000)          --



Net loss                                --             --             --            --            --        (463,000)      (463,000)
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------



Balance at July 31, 1996               4,700      6,190,000      1,026,308        10,000     3,991,000    (3,150,000)     7,041,000



Preferred stock dividend                --          284,000           --            --            --        (284,000)          --



Conversion of
     preferred stock                  (4,700)    (6,474,000)       473,692         5,000     6,469,000          --             --



Issuance of common
     stock warrants                     --             --             --            --          23,000          --           23,000



Issuance of common stock                --             --        1,955,000        20,000     7,073,000          --        7,093,000



Net loss                                --             --             --            --            --        (858,000)      (858,000)
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------



Balance at July 31, 1997                --      $      --        3,455,000   $    35,000    17,556,000    (4,292,000)    13,299,000
                                 ===========    ===========    ===========   ===========   ===========   ===========    ===========


See accompanying notes to financial statements.

                            Statements of Cash Flows

                       Years ended July 31, 1996 and 1997

                                                                                                     1996                   1997
                                                                                                     ----                   ----

Cash flows from operating activities:
     Net loss                                                                                    $  (463,000)              (858,000)
     Depreciation and amortization                                                                 1,047,000              1,123,000
     Provision for returns and bad debts                                                             116,000                127,000
     Accretion of warrants                                                                              --                   23,000
     Changes in assets and liabilities:
         Increase  in accounts receivable                                                           (917,000)              (867,000)
         Increase in inventories                                                                    (819,000)            (1,458,000)
         (Increase) decrease in royalty advances                                                      90,000               (205,000)
         (Increase) decrease in prepaid expenses                                                      34,000               (290,000)
         (Increase) decrease in other assets                                                         (36,000)                25,000
         Increase in accounts payable and accrued expenses                                           658,000                130,000
         Increase in royalties payable                                                                59,000                 49,000
                                                                                                 -----------            -----------

                        Net cash used in operating activities                                       (231,000)            (2,201,000)
                                                                                                 -----------            -----------

Cash flows from investing activities:
     Capital expenditures                                                                           (102,000)               (64,000)
     Plant costs                                                                                  (1,313,000)            (1,397,000)
                                                                                                 -----------            -----------

                        Net cash used in investing activities                                     (1,415,000)            (1,461,000)
                                                                                                 -----------            -----------

Cash flows from financing activities:
     Repayment of notes payable                                                                   (2,000,000)            (4,992,000)
     Proceeds from borrowings under notes payable                                                  3,242,000              1,750,000
     Proceeds from sale of capital stock                                                                --                7,093,000
                                                                                                 -----------            -----------

                        Net cash provided by financing activities                                  1,242,000              3,851,000
                                                                                                 -----------            -----------

                        Net increase (decrease) in cash                                             (404,000)               189,000

     Cash at beginning of period                                                                     538,000                134,000
                                                                                                 -----------            -----------

     Cash at end of period                                                                       $   134,000                323,000
                                                                                                 ===========            ===========

Supplemental disclosures:
     Interest paid                                                                               $   239,000                193,000
                                                                                                 ===========            ===========


See accompanying notes to financial statements.

                          Notes to Financial Statements

                             July 31, 1996 and 1997

(1)      DESCRIPTION OF THE BUSINESS AND FINANCIAL STATUS AND PLANS

         DESCRIPTION OF THE BUSINESS

         The Millbrook Press Inc. ("Company") was incorporated and commenced operations as an independent company on February 23, 1994. The Company is a publisher of children's nonfiction books, in both hardcover and paperbacks, for preschoolers through young adults. The Company's books are distributed to the school and public library market, trade bookstores and other specialty retail and direct sales markets through wholesalers, its own telemarketing efforts and commissioned sales representatives. The Company was formed to acquire the net assets of a wholly owned subsidiary of Antia Publishing Company, which is a wholly owned subsidiary of Groupe de la Cite International, a French corporation.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISKS

         Revenue from the sale of books to wholesalers is recognized at shipment. The Company provides a reserve for product returns. Sales from telemarketing activities are recognized when the customer accepts all or part of a sample shipment.

         Ongoing credit evaluations of customers' financial condition are performed and collateral is not required. One customer accounted for 17% and 12% of the Company's net sales for the years ended July 31, 1996 and 1997, respectively.

         INVENTORIES

         Inventories of sheets and bound books, which are primarily located in a public warehouse or at customers as inventory on preview, are stated at the lower of cost or market, with cost determined by the average cost method.

         ROYALTY ADVANCES

         Licensing agreements for rights to future publications usually require a non-refundable partial payment of the royalty in advance of the publication. The Company charges royalty advances to expense in the period during which the related sales are recorded. If it appears that an advance will exceed total royalties to be incurred based upon estimated sales, such excess is immediately expensed. Royalty advances for publications to be published in excess of one year from the balance sheet date are classified as non-current assets.

         PLANT COSTS

         Plant costs consisting of plates, photo engraving, separations, and other text costs of unpublished books are amortized over three to five years from publication date or the estimated remaining life, if shorter. Plant costs at July 31, 1996 and 1997 are presented net of accumulated amortization of $979,000 and $1,834,000, respectively.

         ADVERTISING COSTS

         Advertising costs are expensed in the periods in which the costs are incurred. Catalog costs consisting of the costs of producing and distributing catalogs and costs of complimentary copies are expensed ratably over the year in which the costs are incurred in relation to sales. Advertising expense for the years ended July 31, 1996 and 1997 was $328,000 and $460,000, respectively.

         FIXED ASSETS

         Fixed assets are recorded at cost. Depreciation and amortization of fixed assets are computed on the straight-line method based on useful lives ranging from 7-10 years for office furniture and equipment and 5 years for computers. Leasehold improvements are amortized over the lesser of the lease term or the life of the asset.

         GOODWILL AND OTHER LONG LIVED ASSETS

         Goodwill represents the excess of the cost over the fair value of the net assets of the company acquired on February 23, 1994. For financial reporting purposes, the excess of cost over the fair value of net assets acquired is amortized over 20 years using the straight-line method. Accumulated amortization at July 31, 1996 and 1997 is $446,000 and $636,000, respectively. Pursuant to Internal Revenue Code Section 197, for Federal income tax purposes such goodwill is deductible over 15 years.

         The Company systematically reviews the recoverability of its long lived assets by comparing their unamortized carrying value to their anticipated undiscounted future cash flows. Any impairment is charged to expense when such determination is made.

         INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         EARNINGS PER SHARE

         Earnings (loss) per share are net earnings (loss) less the dividend requirements on preferred stock, divided by the weighted average number of common stock outstanding for the periods. Per share data does not assume the exercise of common stock options issued under the non-qualified 1994 Stock Option Plan, the Underwriter's Purchase Option or the exercise of the warrants issued in conjunction with the Bridge financing (note 12) because the effects of such exercise would have been antidilutive. Per share data reflects the reverse stock split effected on August 29, 1996 described in note 12.

         STOCK OPTIONS

         Prior to August 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On August 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, Statement of Financial Accounting Standard No. 128, "Earnings per Share" was issued. The statement sets forth guidance on the presentation of earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if all common stock equivalents were exercised (similar to fully diluted earnings per share under APB Opinion No. 15). The new standard will not have a significant effect on earnings per share. The Company is required to adopt the new standard in the second quarter of fiscal 1998.

         In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not expect comprehensive income to be materially different from net income reported under existing generally accepted accounting principles. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders which is currently not required. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt both new standards in the first quarter of fiscal 1999.

         Other pronouncements issued by the FASB or other authoritative accounting standard groups with future effective dates either are not applicable or are not significant to the financial statements of the Company.

         USE OF ESTIMATES

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Actual results could vary from the estimates and assumptions used in the preparation of the accompanying financial statements.


(3)      FIXED ASSETS

         Fixed assets at July 31, 1996 and 1997 consist of the following:

                                                       1996            1997
                                                       ----            ----

            Office furniture and equipment        $   125,000        126,000
            Computers                                 241,000        289,000
            Telecommunication equipment                33,000         33,000
            Leasehold improvements                     28,000         43,000
                                                    ---------     ----------
                                                      427,000        491,000
            Accumulated depreciation                 (157,000)      (235,000)
                                                    ---------     ----------

                                                  $   270,000        256,000
                                                    =========     ==========

(4)      NOTES PAYABLE TO BANKS

         On December 14, 1995, the Company entered into a revolving line of credit agreement with a bank that provided for borrowings up to $2,700,000. The proceeds of the new line of credit were used to pay off the $2,000,000 outstanding principal balance of a previous note. The line of credit expires on December 14, 1998 and provides for an interest rate at the bank's base rate plus .5% (8.75% and 9% at July 31, 1996 and 1997, respectively). On June 17, 1997 the bank increased the available line of credit to $4,000,000. At July 31, 1996, the amount outstanding under this credit agreement was $2,742,000. At July 31, 1997 there was no outstanding balance under this credit agreement. Advances under this line of credit are collateralized by substantially all of the assets of the Company. The revolving line of credit contains various covenants which include, among other things, a minimum tangible net worth requirement. The revolving line of credit prohibits the Company from the declaration or payment of dividends on common stock.


(5)      SHAREHOLDER NOTES

         On April 15, 1996, the Company issued interest-bearing promissory notes to certain shareholders for an aggregate of $500,000. The notes carried interest at 10% and were converted into units sold by the Company as part of the private placement bridge offering completed by the Company on August 29, 1996 as described in note 12.


(6)      INCOME TAXES

         No Federal or state income taxes have been provided for the years ended July 31, 1996 and 1997, due to the Company's net operating losses. The actual income tax expense differs from the "expected" income tax benefit computed by applying the U.S. Federal corporate income tax rate to loss before income taxes for the years ended July 31, 1996 and 1997 as follows:

                                                           1996          1997
                                                           ----          ----

           Computed "expected" income tax benefit     $  (158,000)     (292,000)
           State and local income taxes, net of
                Federal benefit                           (18,000)      (17,000)
           Increase in valuation allowance                171,000       292,000
           Nondeductible expenses                           5,000        17,000
                                                        ---------     ---------

                   Provision for income taxes         $        -             -
                                                        =========     =========

         The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and deferred tax liabilities at July 31, 1996 and 1997 are the following:

                                                           1996          1997
                                                           ----          ----

            Deferred tax assets:
                 Accounts receivable allowances       $   125,000       173,000
                 Inventory reserves                       104,000       180,000
                 Accruals not currently deductible         17,000            -
                 Plant costs                              230,000       155,000
                 Net operating loss carryforwards         368,000       638,000
                                                        ---------     ---------

                                                          844,000     1,146,000

            Less: Valuation allowance                     779,000     1,071,000
                                                        ---------     ---------

                           Net deferred tax asset          65,000        75,000

            Deferred tax liabilities:
                 Goodwill amortization                    (56,000)      (65,000)
                 Fixed asset depreciation                  (9,000)      (10,000)
                                                        ---------     ---------

                                                          (65,000)      (75,000)
                                                        ---------     ---------

            Net deferred income taxes                 $        -             -
                                                        =========     ========


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carryforwards become deductible. Based on the Company's net operating losses to date, the Company has established a valuation allowance of $1,071,000 at July 31, 1997. The Company's tax net operating loss carryforward of approximately $1,680,000 at July 31, 1997 expires in the years 2009 to 2012. The Tax Reform Act of 1986 included certain provisions relating to changes in stock ownership which, if triggered, could result in future annual limitations on the utilization of the net operating loss carryforwards.

(7)      STOCK OPTION PLAN

         The Company has reserved 475,000 shares of common stock under its non-qualified 1994 Stock Option Plan ("Option Plan") which provides that a committee, appointed by the Board of Directors, may grant stock options to eligible employees, officers of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Plan. All stock options granted by the Company expire seven years after the grant date. Stock options vest over a period from 2-5 years as determined by the stock option committee.

         In October 1996, the Company amended the Option Plan to decrease the exercise price on outstanding options from $8.00 per share to the initial public offering price of $4.50 per share. Non-vested options outstanding on the effective date (December 23, 1996) of the initial public offering, representing options for 283,500 shares, will vest 50% one year from that date and an additional 50% two years from that date. As of July 31, 1996 and 1997 there were options outstanding for 285,500 shares and 438,500 shares, respectively, under the Option Plan.

         The per share weighted-average fair value of stock options granted during 1996 and 1997, calculated in accordance with SFAS No. 123, was $2.38 and $2.51 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
         1996 - expected volatility 40%, risk-free interest rates ranging from 5.6% to 6.2%, and an expected life of 7 years; 1997 - expected volatility 40%, risk-free interest rates ranging from 6.3% to 6.9%, and an expected life of 7 years.

         The Company applies APB Opinion No. 25 in accounting for its Option Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                           1996         1997
                                                           ----         ----

          Net loss                      As reported    $ (463,000)    (858,000)
                                        Pro forma        (473,000)  (1,199,000)

          Loss per share (primary
               and fully diluted)       As reported         (1.09)        (.46)
                                        Pro forma           (1.11)        (.60)

         Pro forma net loss reflects only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods of 2-5 years and compensation cost for options granted prior to August 1, 1995 is not considered.

         Stock Option Plan activity during the periods indicated is as follows:

                                                 Number of    Weighted-average
                                                  Shares      Exercise Price

               Balance at July 31, 1995          245,500        $     8.00
                    Granted                       40,000              8.00
                    Exercised                         -               -
                    Forfeited                         -               -
                    Expired                           -               -
                                               ---------

               Balance at July 31, 1996          285,500              8.00
                    Granted                      463,500              4.78
                    Cancelled                   (310,500)             8.00
                    Exercised                         -               -
                    Forfeited                         -               -
                    Expired                           -               -
                                               ---------

               Balance at July 31, 1997          438,500        $     4.60
                                               =========


         At July 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.50 - $6.075 and 4.7 years, respectively.

         At July 31, 1996 and 1997, the number of options exercisable was 107,000 and the weighted-average exercise price of those options was $8.00 and $4.50, respectively.

         In December 1996 in connection with the initial public offering, the Company sold to the Underwriter for $100, the Underwriter's Purchase Option ("Purchase Option"), consisting of the right to purchase up to an aggregate of 170,000 shares of common stock. The Purchase Option is exercisable at $6.075 per share for a period of four years commencing one year from December 17, 1996.


(8)      401(K) PROFIT SHARING PLAN

         The Company maintains a Non-standardized Prototype Cash or Deferred Profit Sharing 401(k) Plan ("Plan"). Participation in the Plan by employees requires that they complete six month of service for the Company and attain 21 years of age. Employees on the Plan's effective date did not have to satisfy the six-month service requirement. The Company determines each year a discretionary matching contribution. Such additional contribution, if any, shall be allocated to employees in proportion to each participant's contribution. The Company did not contribute to the Plan during the years ended July 31, 1996 and 1997.

(9)      COMMITMENTS

         The Company leases office facilities under operating leases which expire at various dates through 2004. The leases are subject to escalation clauses as they relate to certain expenses of the lessor, i.e., utilities and real estate taxes.

         Minimum future rental payments under non-cancelable operating leases having initial or remaining terms in excess of one year are as follows:

                     Year ending
                       July 31                   Amount
                       -------                   ------

                    1998                  $         133,000
                    1999                            131,000
                    2000                            134,000
                    2001                            138,000
                    2002                            142,000
                    Thereafter                      108,000
                                            ---------------

                                          $         786,000


         Rent expense for the years ended July 31, 1996 and 1997 were $126,000 and 146,000, respectively.

         In May 1994, the Company entered into an agreement with Aladdin Books, a British publishing company, whereby Aladdin agreed to produce no less than 50 titles per year for Millbrook through January 1, 2002. The titles are to be wholly owned by Millbrook. Aladdin is responsible for production, printing and binding. Production costs are shared by Aladdin and Millbrook. Aladdin retains sales rights for these titles to countries other than the United States, Canada and the Philippines. Royalties are paid to Aladdin based on Millbrook sales. Development recovery amounts are paid to Millbrook based on sales by Aladdin to other parts of the world. Net payables to Aladdin at July 31, 1996 and 1997 are $556,000 and $1,003,000, respectively.

         During fiscal 1997, the Company signed an agreement with an author to create a beginning reader series consisting of forty-eight titles to be published over the next two years, the first twelve being published in January 1998. The Company will advance royalties to this author at $19,000 per title when certain provisions of this agreement are met. At July 31, 1997, the Company has advanced royalties in accordance with this agreement of $361,000.

(10)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         CASH, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         The carrying amount approximates fair value because of the short term maturity of these instruments.

         NOTES PAYABLE

         The carrying amount of these financial instruments approximates fair values based on the fact that the related interest rates fluctuate with market rates.


(11)     PREFERRED STOCK

         On December 23, 1996, in conjunction with the Company's initial public offering, all preferred shares outstanding, plus accrued and unpaid dividends were converted to 473,692 shares of common stock. The preferred stock may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine without any vote of the stockholders. No preferred shares were issued or outstanding at July 31, 1997.

         At July 31, 1996 dividends in arrears amounted to $1,490,000 ($317 per share).


(12)     CAPITAL STRUCTURE

         On February 23, 1994 the Company sold 4,700 shares of preferred stock and 715,684 shares of common stock for a total of $6,700,000 and used a portion of such proceeds to acquire substantially all of the net assets related to the business of the Company. In conjunction with the acquisition, the purchase price was allocated as follows:

          Cash paid, including acquisition costs                $   3,025,000
          Fair value of liabilities assumed                         6,384,000
                                                                  -----------
                      Total purchase price                          9,409,000

          Less:  Fair value of assets acquired                      5,718,000
                                                                  -----------

          Costs in excess of fair value of net assets acquired  $   3,691,000
                                                                  ===========


         Also on February 23, 1994, the Company repaid acquired debt payable to Societe Generale in the amount of $4,911,000.

         During fiscal 1995 and June 1994, the Company sold 232,968 and 77,656 shares of common stock for $1,500,000 and $500,000, respectively. Of the 232,968 shares sold, 77,656 were sold to The Archon Press through the transaction described below.

         Concurrent with the agreement with Aladdin Books, detailed in note 9, The Archon Press, an Aladdin affiliated company, agreed to invest $500,000 in The Millbrook Press. This investment was received over a period of months in fiscal 1995. Archon currently owns 77,656 common shares (2.25%) of the Company.

         In August 1996, the Board of Directors of the Company approved a recapitalization plan that included (i) a bridge financing ("Bridge Loan") in the principal amount $1,750,000 and the issuance of an aggregate amount of 875,000 warrants as outlined below and (ii) an initial public offering of 1,700,000 shares of common stock.

         In connection with the Bridge Loan, the Company effected a reverse stock split of common stock on the basis of .3976 shares of common stock for each share of common stock. Common stock outstanding and earnings (loss) per share data reflect the reverse stock split for all periods presented.

         BRIDGE LOAN

         On August 29, 1996, the Company consummated the closing of a private placement bridge offering in which it sold 17-1/2 units for an aggregate of $1,750,000. Each unit consists of a $100,000 interest bearing unsecured convertible promissory note ("Note") and a warrant to purchase 50,000 shares of common stock at an initial exercise price of $3.00 per share ("Bridge Warrant"). The Note provided for interest at a rate of 10% per annum through November 30, 1996 and thereafter a rate of 15% per annum and is payable upon the earlier of February 28, 1998 or the closing of the initial public offering by the Company. The carrying value of the Note has been reduced by $23,000 to reflect the fair market value of the Bridge Warrants at issue date and has been accreted up to the face value of $1,750,000 using the interest method. Fees incurred in connection with the financing were $314,000. In December 1997, at the consummation of the initial public offering the Bridge Loan was paid in full.

         INITIAL PUBLIC OFFERING

         On December 23, 1996, the Company sold 1,955,000 shares of common stock, including the underwriter's over-allotment, in an initial public offering which generated net proceeds of approximately $7,093,000. The net proceeds were primarily used to repay existing bank debt and the Bridge Loan.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

            The information required by Item 9 regarding directors is incorporated by reference to the information appearing under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year. The information required by Item 9 regarding executive officers appears under the caption "Executive Officers of the Registrant" in Part I.

ITEM 10     EXECUTIVE COMPENSATION

            The information required by Item 10 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference to the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

                   EXHIBITS

Exhibit
Number      Description Of Exhibit

 **3.1      Restated Certificate of Incorporation of the Company.

 **3.2      By-laws of the Company, as amended.

 **4.1      Form of Common Stock Certificate.

 **4.2      Form of Underwriter's Purchase Option granted to GKN Securities.

 **4.3      Form of Bridge Warrant.

**10.1 Employment Agreement, dated as of September 27, 1996, by and between the Company and Jeffrey Conrad.

**10.2 Amendment dated as of December 13, 1996 to the Employment Agreement by and between the Company and Jeffrey Conrad.

**10.3 Employment Agreement, dated as of December 12, 1996, by and between the Company and Jean E. Reynolds.

**10.4 Consulting Agreement, dated as of December 13, 1996, by and between the Company and Farrell Associates, Inc.

**10.5 Consulting Agreement, dated as of December 13, 1996, by and between the Company and Graham International
            Publishing and Research, Inc.

**10.6 Form of Indemnification Agreement between each of the Officers and Directors of the Company and the Company.

**10.7 Agreement of Lease, dated September 27, 1994, by and between the Company and Arnold S. Paster.

**10.8 Agreement of Lease, dated March 26, 1996, by and between the Company and Land First II Group.

**10.9      Agreement of Lease and rider attached thereto, dated
            February 15, 1996, by and between the Company and Ninety
            - Five Madison Company.

**10.10     1994 Stock Option Plan, as amended.

**10.11 Loan and Security Agreement, dated as of December 14, 1995, between People's Bank and the Company.

**10.12 Agreement made effective as of August 1, 1996 by and between Aladdin Books Limited and the Company.

 *10.13 Employment Agreement, dated as of January 20, 1997, by and between the Company and Satish Dua.

 *27        Financial Data Schedule.
------------------

*     Filed herewith
** Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No. 33-14631)

                   REPORTS ON FORM 8-K

            None.

                                   SIGNATURES

                        In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE MILLBROOK PRESS INC.

Dated: October 29, 1997             By: /S/  JEFFREY CONRAD
                                        -----------------------------------
                                             Jeffrey Conrad, President and
                                             Chief Executive Officer




                        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures                               Title                      Date
----------                               -----                      ----

/S/ JEFFREY CONRAD           President and                     October 29, 1997
-------------------------    Chief Executive Officer
Jeffrey Conrad               (Principal Executive
                             Officer)

/S/ SATISH DUA               Chief Financial Officer           October 29, 1997
-------------------------    (Principal Financial
Satish Dua                   Officer and Principal
                             Accounting Officer)



/S/ HOWARD GRAHAM            Chairman of the Board             October 29, 1997
-------------------------
Howard Graham

/S/ FRANK J. FARRELL         Director                          October 29, 1997
--------------------------
Frank J. Farrell

                             Director                          October   , 1997
--------------------------
Barry Fingerhut

                             Director                          October   , 1997
--------------------------
Barry Rubenstein

/S/ HANNAH STONE             Director                          October 29, 1997
--------------------------
Hannah Stone