Form 10QSB
period 1997-10-31
MILLBROOK PRESS INC
filed 1997-12-15
CIK 1022899

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB


     (Mark One)
/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1997.

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

Yes /X/               No / /

                       APPLICABLE ONLY TO CORPORATE ISSUES

         State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 1997

                  3,455,000 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes / /         No /X/

                            THE MILLBROOK PRESS INC.
                              INDEX TO FORM 10-QSB
                                 October 31, 1997


PART I.  FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Statements of Operations for the three months ended October 31, 1996 and 1997

                    Balance Sheet as of October 31, 1997

                    Statement of Stockholder's Equity for the three months ended October 31, 1997

                    Statements of Cash Flows for three months ended October 31, 1996 and 1997

                    Notes to Financial Statements


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

                            THE MILLBROOK PRESS INC.
                            Statements of Operations

                                                                                      Three Months Ended
                                                                                            October 31
                                                                                    1996                      1997

Net sales                                                                       $3,266,000                $3,971,000

Cost of sales                                                                    1,743,000                 2,044,000

Gross profits                                                                    1,523,000                 1,927,000
                                                                                 ----------                ---------

Operating expenses:
   Selling and marketing                                                         1,140,000                 1,243,000
  General and administrative                                                       390,000                   433,000
                                                                                 ----------                  -------
  Total operating expenses                                                       1,530,000                 1,676,000
                                                                                 ----------                ---------

Operating income (loss)                                                             (7,000)                  251,000
Interest expense                                                                    81,000                     --
                                                                                    -------                 --------

Net (loss) income                                                                  (88,000)                  251,000
Preferred dividend accrued                                                        (180,000)                     --
                                                                                  ---------                 --------
Net (loss) income available to common stockholders                               ($268,000)                 $251,000
                                                                                 ----------                 --------

Net (loss) earnings per share after preferred dividend requirements
(primary and fully diluted)                                                         ($0.26)                    $0.07
Weighted Average Shares                                                          1,026,308                 3,523,391

                               THE MILLBROOK PRESS
                            STATEMENTS OF CASH FLOWS


                                                                                       Three months ended
                                                                            October 1996                 October 1997
                                                                            ------------                 ------------
CASH FLOW  FROM OPERATING ACTIVITIES:
Net income (loss)                                                           ($88,000)                     $251,000

Add (deduct) to reconcile net income (loss) to net cash flow:
Depreciation and amortization                                                322,000                       347,000
Changes in accounts receivable                                              (805,000)                     (916,000)
Changes in inventory                                                        (622,000)                     (212,000)
Changes in prepaid expenses and other                                       (274,000)                      358,000
Changes in payables & accrued expenses                                       732,000                       (40,000)
                                                                             --------                      --------

Cash used in operations                                                     (735,000)                     (212,000)
                                                                            ---------                     ---------

CASH FLOW USED IN INVESTING ACTIVIES:
Capital expenditures                                                         (32,000)                      (18,000)
Plant costs                                                                 (403,000)                     (390,000)
                                                                            ---------                     ---------

Cash used in investing activities                                           (435,000)                     (408,000)
                                                                            ---------                     ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under line of credit                                        1,136,000                       331,000


Cash provided by financing activities                                      1,136,000                       331,000
                                                                           ----------                      -------

Net decrease in cash                                                         (34,000)                     (289,000)

Cash at beginning of period                                                  134,000                       323,000
                                                                             --------                      -------

Cash at end of period                                                       $100,000                       $34,000
                                                                            ---------                      -------

Supplemental disclosure:
Interest expense paid                                                        $74,000                            $0
                                                                             --------                           --

                        Statement of Stockholders' Equity
                       Three months ended October 31, 1997

                                     PREFERRED STOCK              COMMON STOCK        ADDITIONAL
                                     ---------------              ------------          PAID-IN       ACCUMULATED
                                SHARES          AMOUNT       SHARES       AMOUNT        CAPITAL          DEFICIT          TOTAL
                                ------          ------       ------       ------        -------          -------          -----
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1997             0            $0        3,455,000     $35,000    $17,556,000       ($4,293,000)     $13,298,000
Net income                                                                                                 251,000          251,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1997          0             0        3,455,000     $35,000    $17,556,000       ($4,042,000)     $13,549,000
------------------------------------------------------------------------------------------------------------------------------------

                              Millbrook Press Inc.
                                  Balance Sheet
                                October 31, 1997


Cash                                                                  $34,000
Accounts Receivable, net                                            3,740,000
Inventory                                                           5,148,000
Prepaid Expense and Other Assets                                      229,000
Royalty Advances, net                                                 505,000
                                                                      -------
Total Current Assets                                                9,656,000

Plant Costs, net                                                    3,239,000
Royalty Advances, net                                                 126,000
Fixed Assets, net                                                     253,000
Goodwill, net                                                       3,007,000
Other Assets                                                           29,000
                                                                       ------

Total Assets                                                      $16,310,000
                                                                  ===========

Accounts Payable and Accrued expenses                              $2,263,000
Notes payable to bank                                                 331,000
Royalties Payable                                                     167,000
                                                                      -------
Current Liabilities                                                 2,761,000

Capital Stock                                                          35,000
Additonal Paid in Capital                                          17,556,000
Accumulated Deficit                                                (4,042,000)
                                                                   -----------
Total Equity                                                       13,549,000
                                                                   ----------

Total Liabilities &
Equity                                                            $16,310,000
                                                                  ===========

THE MILLBROOK PRESS INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 1997

Basis of Presentation

The financial statements of the Millbrook Press Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all period presented have been made. The results of the October 31, 1997 interim period is not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 31, 1997.

The Company completed its initial public offering (IPO) on December 23, 1996 whereby the Company issued and sold 1,955,000 shares of Common Stock and received net proceeds of approximately $7,093,000. In addition, all the Company's outstanding preferred stock, including accrued preferred dividends, was converted into 473,692 shares of common stock. The Company used some of the proceeds from the offering to repay the bank and bridge loans. Prior to the effectiveness of the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware whereby its authorized capital stock increased to 13,000,000 shares, consisting of 12,000,000 shares of Common Stock, $0.01 par value per share and 1,000,000 shares of Preferred Stock, $0.01 par value per share.

The Company has reserved 475,000 shares of common stock under its non-qualified 1994 Stock Option Plan ("Option Plan") which provides that a Committee, appointed by the Board of Directors, may grant stock options to eligible employees, officers of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Option Plan. All stock options granted by the Company expire seven years after the grant date. Stock options generally vest in 20% increments in each of the five years after the date of grant. However, 50% of all non-vested stock options granted prior to the initial public offering vest on December 17, 1997 and the balance of such unvested options vest on December 17, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

            General

The Company is a publisher of children's fiction and non-fiction books, in both hardcover and paperback, for the consumer and school and public library (S&L) markets. Since its inception, the Company has published more than 800 hardcover and 340 paperback books under Millbrook and Copper Beech imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores and educational organizations. Books published under the Millbrook imprint have evolved from information intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either hardcover or paperback books. As a result, the Company is better able to fully exploit a book's sales potential. However, the Company has incurred significant expenses relating to the establishment of the infrastructure which can enable the Company to sell books to the consumer market and/or develop books that can appeal to both the school and public library market and the consumer market.

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

            Sales Incentives and Returns

In connection with the introduction of new books, many book publishers, including the Company, discount prices of existing products, provide certain promotional allowances and credits or give other sales incentives to their customers. The Company intends to continue such practices in the future. In addition, the practice in the publishing industry is to permit customers including wholesalers and retailers to return merchandise. Most books not sold may be returned to the Company, and the Company gives credit. The rate of return also can have a significant impact on quarterly results since certain wholesalers have in the past returned large quantities of products at one time irrespective of marketplace demand for such products, rather than spreading out the returns during the course of the year. The Company computes net sales by concurrently deducting a reserve for returns from its gross sales. Return allowance may vary as a percentage of gross sales based on actual return experience. The Company believes that as gross sales to the consumer market increase as a proportion of its overall sales, returns will constitute a greater proportion of net sales. Although the Company believes its reserves have been adequate to date, there can be no assurance that returns by customers in the future will not exceed historically observed percentages or that the level of returns will not exceed the amount of reserves in the future. In the event that the amount reserved proves to be inadequate, the Company's operating results will be adversely affected.

RESULTS OF OPERATIONS

Net sales for the first quarter ended October 31, 1997 were $4.0 million compared to $3.3 million for the same period last year. Increased sales resulted from significant increases in trade sales, S&L sales to Baker & Taylor for their telemarketing program and a special sale of 80,000 units to the Scholastic Book Club.

Gross profit margin increased to 49% for the quarter ended October 31, 1997 from 47% for the quarter ended October 31, 1996. The increase in gross profit margin for the quarter ended October 31, 1997 resulted from lower paper, printing and binding cost as a percentage of sales compared with the same period in 1996.

Selling and marketing expenses for the quarter ended October 31, 1997 decreased to 31% of net sales from 35% of net sales for the quarter ended October 31, 1996. The amount of marketing and selling expenses have increased as a result of the Company's efforts to expand its internal marketing operations. However, as a percentage of net sales, selling and marketing expenses decreased due primarily to special sales for which no marketing efforts are needed and lower distribution cost because of a new contract with the distribution company.

General and administrative expenses increased by $43,000 to $433,000 for the quarter ended October 31, 1997 compared with $390,000 for the quarter ended October 31, 1996. This increase is largely due to higher salaries and related payroll benefits because of additional personnel.

During the first quarter ended October 31, 1997 the Company had operating income of $251,000 compared with operating loss for the same period in 1996 of $7,000. The increase in operating income is due to increased sales and lower cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company has available a $4,000,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness other than indebtedness incurred in the ordinary course of the Company's business, to grant security interest in the assets of the Company or to pay dividends on the Company's securities. As of October 31, 1997, the Company had $331,000 outstanding under this line.

Inventory of finished goods totaled $5,148,000 and $4,099,000 at October 31,1997 and October 31, 1996 respectively. The higher level of inventory is due to an increase in the number of backlist trade and School and Library titles, as well as maintaining sufficient levels to meet consumer demand. The increase in Accounts Receivable ($851,000) from the prior year is due to increased sales.

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

SUBSEQUENT EVENT

On December 5, 1997 the Company closed an Asset Purchase Agreement whereby the Company purchased certain assets of Twenty-First Century Books, a division of Henry Holt & Co., Inc. ("Holt"). The purchase was effective as of December 1, 1997. Under this agreement, the Company paid Holt $2,300,000 for the assets which were valued at $2,504,000 as reflected on the Henry Holt & Co., Inc.--Twenty-First Century Books June 30, 1997 Pro Forma Balance Sheet. The purchase price is subject to downward adjustments based on a joint audit of the purchased assets by the Company and Holt. Accordingly, the Company paid Holt $2,000,000 at closing and the remaining $300,000 is being held in escrow pending completion of the joint audit. The Company financed the acquisition through a loan under its line of credit with People's Bank.

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


                                  THE MILLBROOK PRESS INC.
                                  -------------------------
                                  (Registrant)



December 12, 1997                 By:/s/ Satish Dua
                                     -------------------------
                                   Satish Dua
                                   Vice President and Chief Financial Officer