Form 10QSB
period 1998-01-31
MILLBROOK PRESS INC
filed 1998-03-13
CIK 1022899

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 1998.

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

Yes   X            No
    -------           -------

                       APPLICABLE ONLY TO CORPORATE ISSUES

    State the number of share outstanding of each of the issuer's classes of common equity, as of January 31, 1998

                           3,455,000 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes                No   X
    -------           -------

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                JANUARY 31, 1998



PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Statements of Operations for the three and six months ended January 31, 1998 and 1997

               Balance Sheet as of January 31, 1998

               Statement of Stockholder's Equity for the three and six months ended January 31, 1998 Statements of Cash Flows for six months ended January 31, 1998 and 1997

               Notes to Financial Statements


    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

                            THE MILLBROOK PRESS INC.
                            Statements of Operations


                                                                            Six months ended            Three months ended
                                                                               January 31                    January 31
                                                                          1998           1997            1998         1997
                                                                          -----          -----           -----        ----

Net Sales                                                                7,212,000     6,215,000      3,240,000     2,949,000

Cost of Sales                                                            3,689,000     3,378,000      1,644,000     1,636,000
                                                                        ----------    ----------     ----------    ----------

Gross Profits                                                            3,523,000     2,837,000      1,596,000     1,313,000

Operating expenses:
     Selling and marketing                                               2,373,000     2,197,000      1,129,000     1,058,000
    General and administrative                                             860,000     1,176,000        427,000       785,000
                                                                        ----------    ----------     ----------    ----------
   Total operating expenses                                              3,233,000     3,373,000      1,556,000     1,843,000

Operating income (loss)                                                    290,000      (536,000)        40,000      (530,000)
Interest Expense                                                            38,000       173,000         38,000        92,000

Net income (loss)                                                          252,000      (708,000)         2,000      (620,000)
Preferred dividend accrued                                                       0      (284,000)             0      (104,000)
                                                                        ----------    ----------     ----------    ----------
Net income (loss) available to common stockholders                         252,000      (992,000)         2,000      (724,000)
                                                                        ----------    ----------     ----------    ----------

Net income(loss) per share after preferred dividend requirements
(Basic and Diluted)                                                     $     0.07    ($    0.64)    $     0.00    ($    0.35)

                                 Millbrook Press
                                  Balance Sheet
                                January 31, 1998


Cash                                                               $     19,000
Accounts Receivable, net                                              3,996,000
Inventory                                                             7,418,000
Prepaid Expense and Other Assets                                        580,000
Royalty Advances, net                                                   910,000
                                                                   ------------
Total Current Assets                                                 12,923,000

Plant Costs, net                                                      4,493,000
Royalty Advances, net                                                   100,000
Fixed Assets, net                                                       256,000
Goodwill, net                                                         2,960,000
Other Assets                                                             21,000

Total Assets                                                       $ 20,753,000
                                                                   ============

Accounts Payable and Accrued expenses                              $  3,560,000
Notes payable to bank                                                 3,392,000
Royalties Payable                                                       250,000
                                                                   ------------
Current Liabilities                                                   7,202,000

Capital Stock                                                            35,000
Additional Paid in Capital                                           17,556,000
Accumulated Deficit                                                  (4,040,000)
                                                                   ------------
Total Equity                                                         13,551,000
                                                                   ------------

Total Liabilities &
Equity                                                             $ 20,753,000
                                                                   ============

                                                                                            Statement of Stockholders' Equity
                                                                                       Three and six month ended January 31, 1998

                                                                                             Additional
                                              Preferred Stock             Common Stock       Paid - in    Accumulated
                                           Shares         Amount    Shares        Amount      Capital       Deficit         Total
                      >
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1997                      0        $    0     3,455,000      $ 35,000   $17,556,000   ($4,292,000)   $13,299,000
Net income                                                                                                    250,000        250,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1997                   0             0     3,455,000      $ 35,000   $17,556,000   ($4,042,000)   $13,549,000
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                      2,000          2,000
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1998                   0             0     3,455,000      $ 35,000   $17,556,000   ($4,040,000)   $13,551,000
------------------------------------------------------------------------------------------------------------------------------------

                               THE MILLBROOK PRESS
                            STATEMENTS OF CASH FLOWS

                                                                                             Six months ended
                                                                                     January 1998          January 1997
                                                                                     ------------          ------------
CASH FLOW  FROM OPERATING ACTIVITIES:
Net income (loss)                                                                       252,000              (708,000)

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                                                           722,000               567,000
Changes in assets & liabilities (net of effect of acquisition):
Accounts receivable                                                                  (1,171,000)             (732,000)
Inventory                                                                            (1,724,000)             (703,000)
Prepaid expenses and other                                                              (11,000)              122,000
Payables & accrued expenses                                                           1,342,000              (281,000)
                                                                                     ----------             ---------

CASH FLOW USED IN OPERATIONS:                                                          (590,000)           (1,735,000)

CASH FLOW USED IN INVESTING ACTIVITIES:
Capital expenditures                                                                    (41,000)              (34,000)
Plant costs                                                                          (1,052,000)             (692,000)
Acquisition of business                                                              (2,013,000)                    0
                                                                                     ----------             ---------
Cash used in investing activities                                                    (3,106,000)             (726,000)

CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings under lines of credit                                                  3,392,000            (3,135,000)
Proceeds from sale of capital stock                                                           0             7,225,000
                                                                                     ----------             ---------
Cash provided by financing activities                                                 3,392,000             4,090,000

Net increase (decrease) in cash                                                        (304,000)            1,629,000

Cash at beginning of period                                                             323,000               134,000
                                                                                     ----------             ---------

Cash at end of period                                                                    19,000             1,763,000
                                                                                     ----------             ---------

Supplemental disclosure:
Interest Expense Paid                                                                    38,000                41,000
                                                                                     ----------             ---------


THE MILLBROOK PRESS INC.
NOTES TO FINANCIAL STATEMENTS
January 31, 1998

Basis of Presentation

The financial statements of the Millbrook Press Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. The results of the January 31, 1998 interim period is not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 31, 1997.

Initial Public Offering

The Company completed its initial public offering (IPO) on December 23, 1996 whereby the Company issued and sold 1,955,000 shares of Common Stock and received net proceeds of approximately $7,093,000. In addition, all the Company's outstanding preferred stock, including accrued preferred dividends, was converted into 473,692 shares of common stock. The Company used some of the proceeds from the offering to repay bank and bridge loans. Prior to the effectiveness of the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware whereby its authorized capital stock increased to 13,000,000 shares, consisting of 12,000,000 shares of Common Stock, $0.01 par value per share and 1,000,000 shares of Preferred Stock, $0.01 par value per share.

Stock Option Plan

The Company has reserved 675,000 shares of Common Stock under its non-qualified 1994 Stock Option Plan ("Option Plan") which provides that the Stock Option and Compensation Committee of the Board of Directors, may grant stock options to eligible employees, officers, directors of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Option Plan. All stock options granted by the Company generally expire ten years after the grant date. Stock options generally vest 50% one year from the date of grant and 25% each of the next two years from the date of grant. However, 50% of all non-vested stock options granted prior to the IPO vested on December 17, 1997 and the balance of such unvested options vest on December 17, 1998.

Earning Per Share

In December 1997, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 128 "Earning Per Share". SFAS No. 128 presents earning per share on a Basic and Diluted basis. The computation of Basic earnings per share is based on income available to common stockholders and the weighted average number of common shares outstanding during the three - and six- month periods. Diluted earnings per share reflects the potential dilution that could occur if dilutive stock options were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. The following table details the computation of Basic and Diluted earnings per share for the three - and six-month periods.

                                                  For the six months ended            For the three months ended
                                                       January 31, 1998                     January 31, 1998

                                                  1998                1997              1998              1997
                                                  ----                ----              ----              ----

Net Income (Loss) .......................     $   252,000         $  (992,000)      $     2,000       $  (724,000)

Shares
Basic Shares ............................       3,455,000           1,541,085         3,455,000         2,055,862
Effect of Dilutive Stock Options ........          43,835                --              15,342              --
Diluted Shares ..........................       3,498,835           1,541,085         3,470,342         2,055,862


                                                 For the six months ended             For the three months ended
                                                     January 31, 1998                      January 31, 1998

                                                  1998                1997              1998              1997
                                                  ----                ----              ----              ----

Basic and Diluted EPS                             $.07               $(.64)             $0.00            $(.35)

Acquistion

On December 5, 1997 the Company completed an acquisition to purchase certain assets of Twenty-First Century Books, a division of Henry Holt & Co., Inc.
("Holt"). The purchase was effective as of December 1, 1997. Under the agreement, the Company paid Holt $2,013,000 for the assets.

Notes Payable to Bank

The Company has available a $4,000,000 revolving line of credit with People's Bank. As of January 31, 1998, the Company had $3,392,000 outstanding under this line. The reason for the increase in the debt is the acquisition of 21st Century Books and to meet working capital needs.

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

RESULTS OF OPERATIONS

Net sales for the second quarter ended January 31, 1998 were $3.2 million compared to $2.9 million for the same period last year. Increased sales resulted from significant increases in S&L sales due to the acquisition of 21st Century Books and a special sale of 40,000 units to Reading's Fun, a display sales company, and a sale of 135,000 units to Scholastic Book Fairs. Net sales for the six months ended January 31, 1998 increased by 16% compared with the same period in 1997, primarily due to the increase in S& L sales and special sales.

Gross profit margin increased to 49% for the quarter ended January 31, 1998 from 45% for the quarter ended January 31, 1997. The increase in gross profit margin for the quarter ended January 31, 1998 resulted from lower paper, printing and binding cost as a percentage of sales compared with the same period in 1997. Gross margin for the six months ended January 31, 1998 increased by 3% compared with same period in 1997.

Although selling and marketing expenses have increased due to the Company's goal of selling to all channels effectively, selling and marketing expenses for the quarter ended January 31, 1998 decreased to 35% of net sales from 36% of net sales for the quarter ended January 31, 1997; these expenses for the six months ended January 31, 1998 decreased 2% compared with the same period in 1997. This decrease is due to higher sales and lower warehousing cost because of a new contract.

General and administrative expenses decreased to $427,000 for the quarter ended January 31, 1998 compared with $785,000 for the quarter ended January 31, 1997. This decrease is largely due to IPO related expenses in December, 1996. For the six months ended January 31, 1998 general and administrative expenses decreased by 27% due to IPO related expenses in the second quarter ended January 31, 1997.

During the quarter ended January 31, 1998 the Company had operating income of $40,000 compared with an operating loss for the same period in 1997 of $530,000. The increase in operating income is due to increased sales, lower cost of sales and lower general and administrative expenses. For the six months ended January 31, 1998 the operating income was $290,000 compared to a $536,000 loss for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has available a $4,000,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness other than indebtedness incurred in the ordinary course of the Company's business, to grant security interest in the assets of the Company or to pay dividends on the Company's securities. As of January 31, 1998, the Company had $3,392,000 outstanding under this line. The reason for the increase in the debt is the acquisition of 21st Century Books and to meet working capital needs.

As of January 31, 1998, the Company had cash and working capital of $19,000 and $5,721,000, respectively, as opposed to cash and working capital of $1,763,000 and $7,192,000, respectively, as of Janury 31, 1997. This decrease was due to the acquistion of Twenty-First Century Books.

Inventory of finished goods totaled $7,418,000 and $4,179,000 at January 31,1998 and January 31, 1997 respectively. The higher level of inventory is due to an increase in the number of backlist trade and school and library titles. The acquisition of 21st Century Books also contributed to the increase in inventory. The increase in Accounts Receivable of $1,171,000 from the prior year is due to increased sales.

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


                                  THE MILLBROOK PRESS, INC.
                                  (Registrant)



March 13, 1998                    By:/s/ Satish Dua
                                     --------------------------
                                     Satish Dua
                                     Vice President and Chief Financial Officer