Form 10QSB
period 1998-04-30
MILLBROOK PRESS INC
filed 1998-06-15
CIK 1022899

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended APRIL 30, 1998.

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

     Yes X               No  _________

                       APPLICABLE ONLY TO CORPORATE ISSUES

     State the number of share outstanding of each of the issuer's classes of common equity, as of April 30, 1998

                  3,455,000 shares of Common Stock outstanding
--------------------------------------------------------------------------------
     Transitional Small Business Disclosure Format (check one):

     Yes _________   No            /X/

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                 April 30, 1998


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three and nine months ended April 30, 1998 and 1997

         Balance Sheet as of April 30, 1998

         Statement of Stockholder's Equity for the three and nine months ended April 30, 1998

         Statements of Cash Flows for nine months ended April 30, 1998 and 1997

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8 - K

                            THE MILLBROOK PRESS INC.
                            Statements of Operations


                                                                                Nine months ended               Three months ended
                                                                                     April 30                         April 30
                                                                                1998          1997            1998          1997
                                                                                -----         -----           -----         ----

Net sales                                                                    $11,704,000   $ 9,905,000    $ 4,492,000    $3,690,000

Cost of sales                                                                  5,901,000     5,418,000      2,212,000     2,040,000
                                                                             -----------   -----------    -----------   -----------

Gross profit                                                                   5,803,000     4,487,000      2,280,000     1,650,000
                                                                             -----------   -----------    -----------   -----------

Operating expenses:
   Selling and marketing                                                       3,802,000     3,393,000      1,429,000     1,197,000
  General and administrative                                                   1,319,000     1,623,000        459,000       447,000
                                                                             -----------   -----------    -----------   -----------
  Total operating expenses                                                     5,121,000     5,016,000      1,888,000     1,644,000
                                                                             -----------   -----------    -----------   -----------

Operating income (loss)                                                          682,000      (529,000)       392,000         6,000
Interest expense/(income)                                                        119,000       164,000         81,000        (9,000)
                                                                             -----------   -----------    -----------   -----------

Net (loss) income                                                                563,000      (693,000)       311,000        15,000
Preferred dividend accrued                                                             0      (284,000)   $         0             0
                                                                             -----------   -----------    -----------   -----------
Net (loss) income available to common stockholders                           $   563,000   ($  977,000)   $   311,000   $    15,000
                                                                             -----------   -----------    -----------   -----------

Net (loss) earnings per share after preferred dividend requirements
(basic and diluted)                                                          $      0.16   ($     0.63)   $      0.09   $      0.00
                                                                             -----------   -----------    -----------   -----------

                                 Millbrook Press
                                  Balance Sheet
                                 April 30, 1998

Assets
Cash                                                             $     97,000
Accounts Receivable, net                                            5,251,000
Inventory                                                           6,410,000
Prepaid Expense and Other Assets                                      288,000
Royalty Advances, net                                               1,003,000
                                                                 ------------
Total Current Assets                                               13,049,000

Plant Costs, net                                                    4,304,000
Royalty Advances, net                                                 200,000
Fixed Assets, net                                                     245,000
Goodwill, net                                                       2,913,000
Other Assets                                                            5,000
                                                                 ------------

Total Assets                                                     $ 20,716,000
                                                                 ============

Accounts Payable and Accrued Expenses                            $  2,359,000
Notes Payable to Bank                                            $  4,395,000
Royalties Payable                                                     100,000
                                                                 ------------
Current Liabilities                                                 6,854,000
Shareholders Equity:
Capital Stock                                                          35,000
Additonal Paid in Capital                                          17,556,000
Accumulated Deficit                                                (3,729,000)
                                                                 ------------
Total Equity                                                       13,862,000
                                                                 ------------

Total Liabilities & Stockholder's
Equity                                                           $ 20,716,000
                                                                 ============

                        Statement of Stockholders' Equity
                    Three and nine month ended April 30, 1998


                                PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                ---------------          ------------        PAID - IN          ACCUMULATED
                                SHARES   AMOUNT      SHARES       AMOUNT      CAPITAL             DEFICIT              TOTAL
                                ------   ------      ------       ------      -------             -------              -----

Balance at July 31, 1997          0        $0      3,455,000      $35,000   $17,556,000          ($4,292,000)      $13,299,000
Net income                                                                                           250,000           250,000
Balance at October 31, 1997       0         0      3,455,000      $35,000   $17,556,000          ($4,042,000)      $13,549,000
Net income                                                                                             2,000             2,000
Balance at January 31, 1998       0         0      3,455,000      $35,000   $17,556,000          ($4,040,000)      $13,551,000
Net income                                                                                           311,000           311,000
Balance at April 30, 1998         0         0      3,455,000      $35,000   $17,556,000          ($3,729,000)      $13,862,000

                               THE MILLBROOK PRESS
                            STATEMENTS OF CASH FLOWS


                                                                                     Nine months ended
                                                                                          April 1998              April 1997
                                                                                          ----------              ----------
CASH FLOW  FROM OPERATING ACTIVITIES:
Net income (loss)                                                                       $   563,000            ($  693,000)

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                                                             1,153,000                881,000
Changes in assets & liabilities (net of effect of acquisition):
Accounts receivable                                                                      (2,425,000)            (1,411,000)
Inventory                                                                                  (717,000)            (1,053,000)
Prepaid expenses and other                                                                  101,000                328,000
Payables & accrued expenses                                                                 (13,000)               822,000
                                                                                        -----------            -----------

CASH FLOW USED IN OPERATIONS:                                                            (1,338,000)            (1,126,000)
                                                                                        -----------            -----------

CASH FLOW USED IN INVESTING ACTIVITIES:
Capital expenditures                                                                        (50,000)               (49,000)
Plant costs                                                                              (1,220,000)            (1,001,000)
Acquisition of business                                                                  (2,013,000)                     0
                                                                                        -----------            -----------
Cash used in investing activities                                                        (3,283,000)            (1,050,000)

CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings under lines of credit                                                      4,395,000             (3,242,000)
Proceeds from sale of capital stock                                                               0              7,116,000
                                                                                        -----------            -----------
Cash provided by financing activities                                                     4,395,000              3,874,000
                                                                                        -----------            -----------

Net increase (decrease) in cash                                                            (226,000)             1,698,000

Cash at beginning of period                                                                 323,000                134,000
                                                                                        -----------            -----------

Cash at end of period                                                                        97,000              1,832,000
                                                                                        -----------            -----------

Supplemental disclosure:
Interest Expense Paid                                                                       119,000                 (9,000)

THE MILLBROOK PRESS INC.
NOTES TO FINANCIAL STATEMENTS
April 30, 1998

Basis of Presentation

The financial statements of The Millbrook Press Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all period presented have been made. The results of the April 30, 1998 interim period is not necessarily indicative of the results that may be expected for the full year.

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

Stock Option Plan

The Company has reserved 675,000 shares of common stock under its non-qualified 1994 Stock Option Plan ("Option Plan") which provides that the Stock Option and Compensation Committee of the Board of Directors, may grant stock options to eligible employees, officers, directors of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Option Plan. All stock options granted by the Company generally expire seven years after the grant date. Stock options generally vest 50% one year from the date of grant and 25% in each of the next two years from the date of grant. However, 50% of all non-vested stock options granted prior to the IPO vested on December 17, 1997 and the balance of such unvested options vest on December 17, 1998.

Earning Per Share

In December 1997, the company adopted Statement of Financial Accounting Standard (SFAS 128) "Earning Per Share". SFAS 128 presents earning per share on a Basic and Diluted basis. The computation of Basic earnings per share is based on income available to common stockholders and the weighted average number of common shares outstanding during the three - and nine- month periods. Diluted earnings per share reflects the potential dilution that could occur if dilutive stock options were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. The following table details the computation of Basic and Diluted earnings per share for the three - and nine-month periods.

                                          For the nine months ended               For the three months ended
                                                   April 30                                  April 30
                                         1998                 1997                 1998                 1997
                                         ----                 ----                 ----                 ----


Net Income (Loss)                     $   563,000         $  (977,000)         $   311,000         $    15,000

SHARES

Basic Shares                            3,455,000           1,541,085            3,455,000           2,055,862
Effect of Dilutive Stock Options          131,550                --                   --                  --
Diluted Shares                          3,586,550           1,541,085            3,455,000           2,055,862


                                          For the nine months ended               For the three months ended
                                                   April 30                                  April 30
                                         1998                 1997                 1998                 1997
                                         ----                 ----                 ----                 ----

Basic and Diluted EPS                    $.16                 $(.63)               $0.09                $0.00

Notes Payable to Bank

As of April 30, 1998, the Company had available a $4,500,000 revolving line of credit with People's Bank and the Company had $4,395,000 outstanding under this line. The reason for the increase in the debt is the acquisition of 21st Century Books and increased working capital needs. As of June 10, 1998, the revolving line of credit with People's Bank was increased to $7,500,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

         General

The Company is a publisher of children's fiction and non-fiction books, in both hardcover and paperback, for the consumer and school and public library (S&L) markets. Since its inception, the Company has published more than 875 hardcover and 340 paperback books under Millbrook, 21st Century Books and Copper Beech imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores and educational organizations. Books published under the Millbrook imprint have evolved from information intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either hardcover or paperback books. As a result, the Company is better able to fully exploit a book's sales potential. However, the Company has incurred significant expenses relating to the establishment of the infrastructure which can enable the Company to sell books to the consumer market and/or develop books that can appeal to both the school and public library market and the consumer market.

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

RESULTS OF OPERATIONS

Net sales for the third quarter ended April 30, 1998 were $4.5 million compared to $3.7 million for the same period last year. Increased sales resulted from significant increases in S&L sales due to the acquisition of 21st Century Books and Trade sales. Net sales for the nine months ended April 30, 1998 increased by 18% compared with the same period in 1997, primarily due to the increase in S& L sales and trade sales.

Gross profit margin increased to 51% for the quarter ended April 30, 1998 from 45% for the quarter ended April 30, 1997. The increase in gross profit margin for the quarter ended April 30, 1998 resulted from lower paper, printing and binding cost as a percentage of sales compared with the same period in 1997. Gross margin for the nine months ended April 30, 1998 increased by 5% compared with same period in 1997 primarily due to lower paper, printing and binding cost.

Although selling and marketing expenses have increased due to the Company's goal of selling to all channels effectively, selling and marketing expenses for the quarter ended April 30, 1998 were 32% of net sales which is the same percentage of net sales as the three months ended April 30, 1997. Selling and marketing expenses for the nine months ended April 30, 1998 decreased 2% compared with the same period in 1997. This decrease is due to higher sales and lower marketing costs.

General and administrative expenses increased to $459,000 for the quarter ended April 30, 1998 compared with $447,000 for the quarter ended April 30, 1997. For the nine months ended April

30, 1998 general and administrative expenses decreased by 19% due to IPO related expenses in the third quarter ended April 30, 1997.

During the quarter ended April 30, 1998 the Company had operating income of $392,000 compared with an operating income of $6,000 for the same period in 1997. The increase in operating income is due to increased sales, lower cost of sales and lower general and administrative expenses. For the nine months ended April 30, 1998 the operating income was $682,000 compared to a $529,000 loss for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1998, the Company had available a $4,500,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness other than indebtedness incurred in the ordinary course of the Company's business, to grant security interest in the assets of the Company or to pay dividends on the Company's securities. As of June 10, 1998, the revolving line of credit with People's Bank was increased to $7,500,000.

As of April 30, 1998, the Company had $4,395,000 outstanding under this line. The reason for the increase in the debt is the acquisition of 21st Century Books and to meet working capital needs.

As of April 30, 1998, the Company had cash and working capital of $97,000 and $6,195,000, respectively, as opposed to cash and working capital of $1,832,000 and $7,090,000, respectively, as of April 30, 1997. This decrease was due to the acquistion of Twenty-First Century Books.

Inventory of finished goods totaled $6,410,000 and $4,530,000 at April 30,1998 and April 30, 1997 respectively. The higher level of inventory is due to an increase in the number of backlist trade and school and library titles. The acquisition of 21st Century Books also contributed to the increase in inventory. The increase in Accounts Receivable of $2,425,000 from the prior year is due to increased sales.

Based on its current operating plan, the Company believes that its existing resources together with cash generated from operations and cash available through its credit line will be sufficient to satisfy the Company's contemplated working capital requirements through approximately July 31, 1999. However, there can be no assurance that the Company's working capital will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after July 31, 1999, the Company may seek additional funds from borrowings or through debt or equity financing.

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


PART II. OTHER INFORMATION

Exhibits and reports on Form 8-K

            (a)  Exhibits
                 Exhibit 27--Financial Data Schedule

            (b)  Form 8-K--None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE MILLBROOK PRESS, INC.
                                               (Registrant)



June 15, 1998                                  By: /s/ Satish Dua
                                                   ------------------
                                                   Satish Dua
                                                   Vice President and Chief
                                                   Financial Officer