Form 10KSB
period 1998-07-31
MILLBROOK PRESS INC
filed 1998-10-30
CIK 1022899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 1998

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes /X/ No __

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.
(X)

Revenues for the Fiscal year ended July 31, 1998 were $15.6 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon price of the Common Stock on October 22, 1998, was approximately $3,894,000. As of July 31, 1998, the Registrant had outstanding 3,455,000 shares of Common Stock.

                            THE MILLBROOK PRESS, INC.
                            FORM 10-KSB ANNUAL REPORT

                                Table of Contents



                                     PART I

                                                                           Page

Item 1.      Description of Business                                        2

Item 2.      Description of Properties                                     11

Item 3.      Legal Proceedings                                             11

Item 4.      Submission of Matters to a Vote of Security Holders           12

                                PART II

Item 5.      Market for Common Equity and Related Stockholders Matters     12

Item 6.      Management's Discussion and Analysis or Plan of Operations    13

Item 7.      Financial Statements                                          17

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosures                       34

                               PART III

Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act    34

Item 10.     Executive Compensation                                        34

Item 11.     Security Ownership of Certain Beneficial Owners and
             Management                                                    34

Item 12.     Certain Relationships and Related Transactions                34

Item 13.     Exhibits, List and Reports on Form 8-K                        35

Part I

Item 1.  Description of Business

Overview

The Millbrook Press Inc. (the "Company" or "Millbrook"), is a publisher of children's nonfiction books, in both hardcover and paperback, for the school and library market and the consumer market. The Company has published more than 1100 hardcover and 500 paperback books under its Millbrook, Copper Beech, and Twenty-First Century imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores, and educational organizations. Books published under the Millbrook imprint have evolved from information-intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either hardcover or paperback books. The majority of Copper Beech books are published to both the consumer and library markets. Twenty-First Century Books titles are published primarily for the library market.

The consumer market in children's books consists of books purchased by consumers through the traditional trade bookstores such as Barnes & Noble and Waldenbooks and educational chain stores such as Zainy Brainy and Learningsmith, Inc., as well as the non-traditional distribution channels such as direct sales, catalogs, direct mail, book clubs, book fairs, non-book retail stores, and on a smaller scale, certain museums, national parks, historical sites, theme parks, gift shops and toy stores.

In order to establish itself as a leading publisher of children's books for the consumer market, the Company intends to: (i) continue publishing preschool/early elementary novelty books, books for beginning readers and early readers, chapter books for young readers and children's popular-reference books; (ii) acquire companies or develop strategic partnerships that broaden its product line and extend its distribution in consumer market channels; (iii) expand its marketing capabilities in the consumer market by increasing its in-house sales force and management; and (iv) develop books that can be exploited through emerging distribution channels in the consumer market, including special sales channels such as book clubs, book fairs, direct sales, catalogs, direct mail, commercial on-line services and the Internet. The Company believes that the high quality of its books, its emphasis on publishing books for multiple markets and its expanded distribution capabilities makes it well positioned to increase its book sales to the expanding consumer market while at the same time increasing its established sales base in the school and library market.

Industry Background

Although consumer expenditures for children's books showed a modest decline in 1997, after significant growth from 1992-1996, the Book Industry Study Group estimates an increase of 5.9% in 1998 and a compounded annual rate of 5.7% for the period 1997-2002. This growth will result in expenditures of $1.8 billion for hardcover books and $1.4 billion for paperback books.

As a result, school library expenditures are estimated to grow to $190 million and public library expenditures to $205 by the year 2002, for a total of $395 million.

SCHOOL AND LIBRARY MARKET

The school and public library market is undergoing significant change due to long-term social and economic forces. The United States Department of Education predicts that the student population from kindergarten through twelfth grade will increase 8% from 1997 to 2006, with an overall net gain of approximately 3.8 million students. Because many school districts allocate instructional material funds on a "per head" basis, the Company believes that money allocated to schools for book acquisitions should increase as the student population increases. In addition to demographic changes, demand for books has also increased as a result of the school and public library market becoming aware of, and responsive to, supporting the innovative instructional programs being developed and used in the classroom. New teaching philosophies such as the "reading initiative," and "cross-curriculum teaching" developed in the 1980s and 1990s have increased the demand for different and better books. Librarians are working with classroom teachers to select books that meet classroom criteria of being multicultural, visually stimulating, interesting, curriculum-related and suitable for a range of reading ability.

CONSUMER MARKET

Demand for children's books should also increase in the consumer market due to the projected increase in the number of school-age children. The Company believes that, in addition to the larger school-age population the most important factors that will sustain larger sales of children's books include the increased availability of quality books, particularly paperback books, and the convenience of being able to purchase inexpensive paperback books as opposed to traveling to libraries. In addition, the Company believes the growth in the number of affluent, better-educated parents and the increased emphasis they place on education as a whole has also contributed to this trend.

Demand for children's books in the consumer market has also increased because the methods by which hardcover and paperback books are distributed have changed significantly in the past five years, leading to greater accessibility and shelf space for books. Traditionally, books were primarily sold at small local bookstores with limited selections. Many such bookstores were replaced by larger mall bookstores which in turn were replaced by book superstores (such as Barnes & Noble). Concurrently, alternate means of distribution have developed. For example, books are now sold by certain retailers such as TJ Maxx, educational chain stores such as Learningsmith and Zany Brainy, outlets and warehouse clubs such as Sam's Warehouse, Costco, and B.J.'s and on a smaller scale, certain museums, national parks, historical sites, theme parks, gift shops and toy stores. Books are also more accessible to children and parents through the expansion of direct sales channels such as book fairs, school and consumer book clubs, display sales and catalogs. Book fairs are generally week-long events conducted on school premises and sponsored by school librarians and/or parent-teacher organizations and are intended to provide students with quality books at reasonable prices in order to help them become more interested in reading. The Company has identified more than 600 catalogs that sell children's books, including such oddly diverse ones as an anatomical supply catalog.

CROSSOVER OF SALES

Demand for children's books has also increased because a book can now be sold to both the school and public library and the consumer market. Traditionally, hardcover library books addressed topics typical for school reports and research and were created with the purpose of maximizing information content rather than appealing to consumers. Because books sold in the school and public library market in the past were sold to librarians/teachers based on content, the product was often informationally rich, but somewhat aesthetically unappealing. Conversely, a paperback book sold in the consumer market was not designed as an information source, but rather to attract a consumer's attention and thereby sell itself from the shelf. Accordingly these books failed to address certain topics and lacked the informational content of library books. The Company's books, and books for the children's book market in general, are now designed to appeal to both markets. A book filled with information is combined with an attractive title, cover and internal design to catch the eye of the consumer browsing the shelf. The same book can then be bound as a hardcover book and sold to school and public libraries. Additionally, as either a hardcover or a paperback, the book appeals to teachers and can be used as supplemental reading in the classroom.

Company Strategy

The Company's goal is to be a "one-stop publisher," publishing and marketing a diverse product line servicing most of the major segments of the children's book market. The Company's strategy is to continue to diversify its products and distribution channels for those products by capitalizing on the long-term and short-term changes occurring in the children's book publishing industry in both the school and public library market and particularly in the consumer market.

The Company believes that this diversified approach to its product line will enable it to achieve broad market penetration in the children's book market and minimize the risk of fluctuations or weakness in any one particular segment. The Company believes that its experience in publishing children's books as well as its reputation for quality gained over the past eight years, combined with the evolution and anticipated growth rates for children's books in the school and public library and consumer markets, creates an opportunity for the Company to expand the list of books in which it maintains a significant ownership interest and increase the recognition of its brand names. The Company believes that the elements required to achieve this goal are (i) publishing books of the highest quality, created in house, through packaging arrangements or licensed, with the ability to satisfy two or more of the markets which it now services, (ii) expanding its product offerings to take advantage of its investments in distribution and its exposure to the consumer market and (iii) enhancing its existing marketing operations to support its product-line expansion initiatives. Industry conditions among publishers in recent years has led to ongoing divestitures and the Company intends to accelerate its growth and increase its market penetration by selectively acquiring other publishers of children's books or by formulating strategic alliances to increase the market exposure of its books. The Company also intends to explore opportunities in electronic media by selectively participating in publishing and marketing opportunities in commercial on-line services and on the Internet. Key elements of the Company's strategy are:


o CROSSOVER OF SALES. The Company believes that significant opportunities exist to market products typically developed for one market into other markets. To initiate its strategy of selling books that can crossover into two or more markets, in 1995 the Company began reformatting many of its previously published ("backlist") school and public library books under its Millbrook imprint into paperback books, selling them in the consumer market. In addition, the Company's paperback books have also been sold as supplemental materials for the classroom. Similarly, the Company's books under the Copper Beech imprint are also published in hardcover format to sell to the school and public library market. The Company will seek to continue to produce books in the future under both the Millbrook and Copper Beech imprints that will appeal to two or more markets in order to fully exploit a book's sales potential.

o TARGET NEW MARKET NICHES/ACQUISITION OPPORTUNITIES. The Company is continually seeking new market niches that offer opportunities for achieving significant sales growth. The Company has targeted the preschool novelty as a growing market and plans to continue its emphasis on that segment with books containing moveable elements or books bundled with additional merchandise. The Company will publish books for the beginning reader (four to six years old) and early reader

     (five to eight years old) as well as chapter books for ages seven through eleven. The Company will publish popular reference materials for young readers from seven through fifteen. In addition, the Company will seek to expand its penetration of the supplemental classroom market where its books may also be used as instructional material. Where possible, the Company will re-format existing books for distribution into new markets, leveraging its investments in product development over a broader base.

     The Company has entered into a joint venture with the Magic Attic Press to publish their doll-related fiction titles, which the Company believes should provide significant growth in both the library and consumer markets.

     The Company may also seek acquisition opportunities covering niche markets in which the Company does not currently compete and product extensions in its existing markets. The Company's product development strategy may include joint ventures with strategic partners to minimize up-front development costs. Currently, however, the Company has no commitments or agreements with respect to any acquisitions or joint ventures.

o    ENHANCE  MARKETING  AND SALES  FORCE.  Since  inception,  the  Company  has increased its penetration into the school and public library market. The Company intends to continue to build on these efforts by increasing its use of direct mail, expanding circulation of catalogs and extending its advertising programs to achieve better coverage and increased marketplace penetration. The Company also intends to enhance its telemarketing capabilities in order to help strengthen sales of books to retailers. In the consumer market, the Company intends to rely more heavily on an in-house sales force rather than a commissioned sales force, with a view to entirely replacing the commissioned force with in-house personnel in the future. The Company believes this change will enable it to more effectively concentrate the Company's selling efforts on mass retail, major book chains and special sales accounts and to facilitate the Company's entry into newly targeted markets.

o EXPAND DISTRIBUTION. The Company intends to expand its existing channels of distribution by increasing its use of in-store promotion, consumer advertising and telemarketing. The Company believes that decision-making with respect to purchasing books is becoming more complex due to expansion in types of outlets selling books and the increasing use of marketing techniques to put the Millbrook imprint in direct contact with children, parents and teachers will increase sales. The Company intends to increase its participation in book fairs, book clubs, catalogs and to distribute its books to alternative retail outlets. The Company may also seek to enter into additional strategic partnerships to extend its distribution in both the consumer and in school and public library market channels. Currently, however, the Company has no commitments or agreements with respect to any strategic partnership.

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

Products

The Company publishes children's books in hardcover and paperback formats for the school and public library market and the consumer market. When the Company began publishing books in 1991, the books created were mainly series books and were intended to be sold singularly and in sets to the school and public library market. Since then, the Company's products have evolved into a diverse set of highly-graphic, consumer-oriented single books. The Company's Millbrook imprint primarily targets the school and public library, while its Copper Beech imprint primarily targets the consumer market. Nevertheless, the Company designs virtually all of its books to appeal to teachers and librarians, as well as to children and parents. This approach allows the Company's books to be introduced simultaneously in more than one market, with the intent of increasing sales. For example, in fiscal 1998, the Company published 99 hardcover books under the Millbrook imprint for the school and public library market, of which 44 books were suitable for and published simultaneously as hardcovers or paperbacks to be sold in the consumer market, and 68 hardcover books under the Copper Beech imprint for the school and library market, of which 37 books were suitable for and published simultaneously as hardcovers or paperbacks, to be sold in the consumer market.

Product Development

The Company develops books through internal and external resources. The Company may also acquire books through co-publishing arrangements and/or the acquisition of other licenses.

INTERNAL DEVELOPMENT

Nearly 75% of the books published under the Millbrook imprint are produced by the Company's editorial staff. A book concept can originate from a number of sources such as (i) analysis of the Company's sales statistics for an existing book to help assess how a similar book targeting a similar age group will fair,
(ii) analysis of school age demographics and other social and economic factors from current philosophical trends in education (i.e. the whole language movement) to the globalization of education, (iii) review of competitors' books to determine if and how the Company can publish a superior book on a similar topic, (iv) reading children's magazines to determine what young people are interested in and (v) maintaining personal contact with librarians, teachers, and booksellers. Once conceived, a book proposal is circulated to sales, production, marketing, design and financial departments of the Company for their input and depending on their input, the proposal will go forward or be terminated. A favorable decision causes the editorial department to contract with an appropriate author and/or artist from its pool of approximately 350 authors and artists. The Company believes it has excellent relationships with its authors and artists, including many well-known names in the field.

Authors and artists are typically engaged on a royalty basis. Royalties on hardcover and paperback editions are paid on the net sales and range from 6% to 10% of net sales with an average of 7% of net sales for hardcover and paperback books. The Company believes its average royalty rates are slightly lower than overall industry standards. The Company expects its average royalty rates to increase as the Company increases its emphasis on consumer-oriented books. Virtually all of Millbrook's contracts call for an advance payment against future royalties. Advances range from $1,000 for a simple series book to as much as $15,000 to a well-known artist for a picture book. In almost all cases, the Company retains control of all book club, reprint, electronic, foreign, serialization, and commercial rights. The income generated from such arrangements is divided equally between the Company and the author.

Upon the delivery of a manuscript from an author/illustrator and after editing, fact-checking and approval, the Company's in-house staff plans and prepares the layout, illustrations and cover to be used for the book. Upon completion of the editing, graphics and layout, a computer produces a mechanical of the book with all elements in place. A cost estimate is then prepared which determines print quantity and retail price of the book. Book printing is done by an outside supplier, usually in the United States, on a bid contract basis. The Company's products require varying periods of development time depending upon the complexity of the graphics and design and the editing process. Most of the Company's books can be developed in a period that ranges from nine to eighteen months. Millbrook is often cited in reviews of the Company's books for one or more outstanding design elements (cover, layout, type, etc.). Jackets and interior design are either created in-house or assigned to freelance artists under the supervision of the Company's art department. The use of outside authors, illustrators and freelancers for jacket design, fact-checking and copy editing allows the Company to produce a large number of books per year with a relatively small staff and allows a tremendous amount of flexibility needed for the Company to continue to produce a broad product line.


EXTERNAL DEVELOPMENT

Approximately 25% of books published under the Millbrook imprint are produced by outside sources. Most of these books are produced by outside packagers that cooperate and consult with Millbrook during the development process but otherwise provide the full range of services needed to publish children's books. These arrangements include cooperation with other publishers in England, such as Templar or Quarto, to which the Company pays a share of the cost of developing a relatively expensive book such as an atlas, and the Company retains the rights to sell the book in the United States and Canada while the publisher retains the right to sell the book in its home country and/or elsewhere. At present, the Company has six regular suppliers from England and two United States companies with whom it has ongoing projects. The Company has entered into an exclusive, long-term joint venture with Aladdin, a major children's packager for the international market, which expires on January 1, 2002, but can be renewed thereafter, to produce 50 nonfiction titles per year to be published under the Company's newly-created imprint, Copper Beech. The exclusive agreement between the Company and Aladdin was designed to produce books with strong consumer market appeal in popularly priced paperback books as well as content suitable for hardcover books for sales to libraries. The books are to be wholly owned by the Company. Aladdin is responsible for the production, printing and binding of such books, although development costs for such books are shared by Aladdin and the Company. Aladdin retains the sales rights for these books to countries other than the United States, Canada and the Philippines. Royalties are paid to Aladdin based on the Company's sales. Development recovery amounts are paid to the Company based on sales by Aladdin to other parts of the world.

LICENSES

In the normal course of its business, the Company acquires licenses from foreign book publishers for the rights to market and sell in the United States books that were created either with or without input from the Company. The licensing usually includes all subsidiary rights such as first and second serialization, commercial rights, electronic rights, foreign and translation rights, reprint rights and rights to any means yet to be developed for transmitting information.

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

SCHOOL AND PUBLIC LIBRARY

The Company targets the school and public library market through three main channels: wholesalers, telemarketing and direct sales. Large school and public library systems tend to purchase their books through wholesalers on a bid basis, while smaller systems purchase directly from a commission sales representative or through a telemarketing program such as the one the Company conducts. During the fiscal year ended July 31, 1998, approximately 67% of the Company's sales in the school and public library market were made through wholesalers. While most wholesalers do not engage in sales and marketing efforts on behalf of the Company's products, they provide schools and public libraries with a wide range of selection and convenience as well as discounts on bulk orders. Baker & Taylor, one of the largest wholesalers in the school and public library market, accounted for 13% of the Company's net sales in the fiscal year ended July 31, 1998. While the Company believes that there are alternative wholesalers available, a significant reduction in sales to Baker & Taylor would have a material adverse effect on the Company's results of operations. Through a complementary marketing program of telemarketing, advertising, review programs and direct sales calls, the Company believes that one of its greatest strengths is its ability to reach the individual teacher, principal or librarian making the purchase decision. Telemarketing generates 25% of the Company's sales in the school and public library market. Telemarketing penetrates the market through its "preview program" where books are given on loan to teachers and other decision-makers on the premise that the quality of the book will sell itself. In September 1998, the Company initiated a website that will allow librarians to participate in the "preview program" electronically. This should extend the reach of the program significantly. The remaining 8% of the Company's sales in this area results from direct-selling efforts where commissioned salespersons conduct face-to-face meetings at school and libraries with decision-makers or by purchase from the Company's catalogs and advertising.

The Company markets its books in numerous ways to support the foregoing efforts. The Company sends complementary copies of each newly published book to library media reviewers and columnists and major county or district school systems that have their own review and recommendation process. The Company believes that a favorable review in a respected library journal can significantly influence the sales prospects of a particular book. Many of the Company's books published under the Millbrook imprint have received favorable reviews, but there can be no assurance that the Company will continue to receive favorable reviews in the future. The Company produces three catalogs and one magazine insert per year. For its school and library accounts, the Company produces one full-line catalog, consisting of a complete annotated backlist as well as new publications for the Fall that is mailed to 100,000 current and perspective accounts. An eight-page insert is produced in January to introduce the new list for Spring for distribution in School Library Journal (the major professional journal from which librarians make purchase decisions) and at conventions throughout the year. The Company produces two full-line catalogs per year for the consumer market in May and December. The Company also advertises in many consumer journals, newsletters and newspapers. The Company produces promotional materials for individual titles, themes, authors and illustrators. It also produces standard "leave-behind" sell sheets that refresh a librarian's recollection of a sales presentation. Finally, the Company exhibits its books at many national conventions covering the school and public library and consumer markets.

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

CONSUMER

The sales channels in the consumer market are more diverse than the school and public library market and require a different marketing approach. The Company has recently attracted experienced and talented sales and marketing personnel. The new in-house consumer sales group covers the two major areas: traditional consumer book markets and non-traditional consumer book markets. The Company's merchandising and marketing programs have increased its traditional and non-traditional consumer sales from $4.8 million in fiscal year 1997 to $5.7 million in fiscal 1998.

As in the case with the school and public library market, a large proportion of the Company's sales in the consumer market are made through wholesalers. Ingram, one of the largest wholesalers in the consumer market, accounted for 7% of the Company's net sales in the fiscal year ended July 31, 1998, and 67% of its wholesale sales to the consumer market. While the Company believes that there are alternative wholesalers available, a significant reduction in sales to Ingram would have a material adverse effect on the Company's operations.

The Company has three sales groups: the in-house sales group, the commissioned sales group and the special sales group. The in-house sales group, consisting of an in-house sales director, a manager of national accounts and a full-time salaried sales person, is responsible for sales, promotion and merchandising to the major national and large regional accounts. Two additional full-time salaried sales people will be added January 1, 1999. This group is also responsible for sales to the network of wholesalers supporting these accounts. The commissioned sales group currently consists of approximately 30 commissioned representatives who are responsible for sales to independent bookstores, small regional chains and certain special sales outlets and regional jobbers. The special sales group managed by a sales director markets to specialized retail outlets such as museums, national parks, historical sites, theme parks, gift shops and toy stores, consumer and school catalogs, direct mail, book fairs, book clubs, and display sales companies. The Company's sales representatives sell the full range of the Company's products. The sales groups provide the Company with highly valuable insight by obtaining feedback from customers on current product performance and potential acceptance of proposed products. In addition to the marketing efforts discussed with respect to the school and public library market, the Company conducts additional marketing designed to increase brand name recognition in the consumer market. The Company makes certain that good reviews, which can stimulate sales, are sent to the news media on a regular basis. The Company participates with various outlets in advertising directly to individuals through media and catalogs. In-store promotions, such as posters, points of purchase displays, brochures, holiday end-of-counter and front-of-store displays, are also utilized by the Company to further enhance its sales in the consumer market.

Manufacturing and Shipping

All of the Company's books are printed and bound by third-party manufacturers. During fiscal year 1998, approximately 30% of the Company's printing and binding needs were provided by Worzalla, an industry leader in library-bound, short-run printing and binding. Manufacturing is a significant expense item for the Company, with a total of $5.5 million (or approximately 35% of net sales) spent in 1998. The Company has used Worzalla's services since the Company's inception and enjoys a strong working relationship with Worzalla. The Company believes it has sufficient alternative sources of manufacturing services to meet its foreseeable needs should Worzalla's services no longer be available to the Company although manufacturing costs could be adversely impacted.

Shipping orders accurately and promptly upon their receipt is an important factor in the Company's customer service and in closing a sale. Most publishing companies ship products within one week of receipt of a customer order, and in general the Company meets or betters this timetable. The Company processes customer orders through an in-house processing department. The Company leases warehouse space from, and its products are shipped to, Mercedes Distribution Center of Brooklyn, New York.

Competition

The children's book publishing marketplace in the school and public library market and in the consumer market is fragmented and very competitive. Competition in the school and public library market is based upon quality of products, brand name recognition and book content. In the consumer market, the primary factors are brand name recognition, book content, availability and price.

There are many publishers of material similar to the Company's product offerings. The Company's chief and direct competitors in the school and public library market include Childrens Press, Dorling Kindersley Publishing Inc., Franklin Watts Inc., Lerner Publications Co. and Troll Communications. The Company's chief and direct competitors in the consumer market include Barron's Educational Series Inc., Candlewick Press, Dorling Kindersley Inc., Larousse Kingfisher Chambers Inc., Random House Inc. and Usborne Publishing Ltd.

The Company also competes with a large number of other publishers for retail shelf space in large bookstore chains such as Barnes & Noble, Borders and Waldenbooks. In addition to competition among like types of publishing programs, the overall competition for limited educational budgets is intense when other producers of materials used in classrooms and libraries are included, especially producers and distributors of electronic hardware and software. A number of these competitors have considerably greater financial and marketing resources than the Company. Nevertheless, the Company believes that the depth of experience of its management and its connections into the hierarchy of the education sector give the Company a competitive edge not only in producing quality books marketable in the school and library and consumer markets, but also in foreseeing long-term and short-term social and economic forces influencing the children's book industry.

Protection of Proprietary Rights

Nearly all the Company's books have been copyrighted in the United States, in the name of the author or artist and then all such copyrights have been assigned to the Company. As a result, the Company owns the exclusive right to exploit the copyright in the marketplace. On books created in-house by the Company, it owns world rights for all aspects of the market, including first and second serialization, commercial rights, electronic rights, foreign and translation rights, reprint rights, and rights to any means yet to be developed for transmitting information. There are a limited number of books for which foreign rights and electronic rights will revert to the author if the Company does not exploit them in a given period of time, usually two years after publication. On books that are imported under the Millbrook imprint, the Company has exclusive rights for all United States markets and the Philippines. On more than half of the imported titles, the Company holds the Canadian rights as well. The
Company's trade names, Millbrook, Twenty-First Century and Copper Beech, are used to publish books primarily for the school and library market and consumer market respectively. The Company considers these trade names material to its business.

For the Copper Beech titles, the Company has exclusive rights for all markets in the United States and Canada. World rights are retained for books originated by Aladdin and the Company participates in the profits generated from such sales on a 25% basis.

Employees

As of July 31, 1998, the Company has approximately 48 employees. 90% are full-time and 10% are part-time. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

Item 2.  Description of Properties

The Company owns no real property. The Company conducts its operation through two facilities. The Company leases approximately 5,500 square feet of office space in Brookfield, Connecticut at a current rental of $112,000 per year plus utilities and taxes. This lease expires in December 2002. The Company also leases approximately 1,900 square feet and 751 square feet of space in New York City at a rental of $34,340 per year plus utilities and taxes and $16,522 per year plus utilities and taxes respectively. These leases expire in April 2004 and February 1999 respectively. The Company also leases office space in Southhampton, New York at a current rental of $12,000 per year plus utilities and taxes. This lease expires in September 1999.

Item 3.  Legal Proceedings

The Company is not currently a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

The Common Stock of The Millbrook Press Inc. is traded under the symbol MILB on the NASDAQ SmallCap Market. The Company's Common Stock is also traded on the Boston Stock Exchange under the symbol MILB. The following table sets forth the ranges of the high and low closing bid prices for the Common Stock for the fiscal years ended July 31, 1997 and July 31, 1998, as reported on the NASDAQ SmallCap Market, the principal trading market for the Common Stock. The
Company's Common Stock commenced trading on the Nasdaq SmallCap Market on December 17, 1996. The quotations are interdealer prices without adjustment for retail markups, markdowns, or commission and do not necessarily represent actual transactions.

                                  COMMON STOCK
                            YEAR ENDED JULY 31, 1998

                                  High              Low

First Quarter                     6-3/8             4-5/8

Second Quarter                    5-5/8             4-1/2

Third Quarter                     4-1/2             3-3/4

Fourth Quarter                    4-1/4             3

                            YEAR ENDED JULY 31, 1997

First Quarter                     -                 -

Second Quarter                    7                 5-3/8

Third Quarter                     6                 5

Fourth Quarter                    6-3/8             5-3/8

As of July 31, 1998, the Company had 3,455,000 shares of Common Stock outstanding and 27 holders of record of the Company's Common Stock. The Company believes that at such date, there were in excess of 600 beneficial owners of the Company's Common Stock.

The Company has never paid any dividends on its Common Stock. The Company currently intends to retain all earnings, if any, to support the development and growth of the Company's business. Accordingly, the Company does not anticipate that any cash dividends will be declared on its Common Stock in the foreseeable future.

Item 6.    Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements of The Millbrook Press Inc. and related Notes to the Financial Statements which are included elsewhere in this Form 10-KSB.

OVERVIEW

         General

         In February 1994, the Company was incorporated and acquired the assets of The Millbrook Press Inc., which had commenced operations in 1989. Prior to January 1991, The Millbrook Press Inc. had no revenues and incurred expenses related to administrative costs associated with the formation and production of its first publication list. Subsequent to January 1991, the Company has had significant net sales in the school and public library market. Books published under the Millbrook imprint have evolved from information-intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, the Company has incurred significant expenses relating to the establishment of the infrastructure that can enable the Company to sell books to the consumer market and/or develop books that can appeal to both the school and public library market and the consumer market.

         Acquisition

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

         Sales Incentives and Returns

In connection with the introduction of new books, many book publishers, including the Company, discount prices of existing products, provide certain promotional allowances and give other sales incentives to their customers. The Company intends to continue such practices in the future. In addition, the practice in the publishing industry is to permit customers including wholesalers and retailers to return merchandise. Most books not sold may be returned to the Company, and the Company gives credit. The rate of return also can have a significant impact on quarterly results since certain wholesalers have in the past returned large quantities of products at one time irrespective of marketplace demand for such products, rather than spreading out the returns during the course of the year. The Company computes net sales by concurrently deducting a reserve for returns from its gross sales. Return allowance may vary as a percentage of gross sales based on actual return experience. The Company believes that as gross sales to the consumer market increase as a proportion of its overall sales, returns will constitute a greater proportion of net sales. Although the Company believes its reserves have been adequate to date, there can be no assurance that returns by customers in the future will not exceed historically observed percentages or that the level of returns will not exceed the amount of reserves in the future. In the event that the amount reserved proves to be inadequate, the Company's operating results will be adversely affected.

RESULTS OF OPERATIONS

 Fiscal 1998 Compared to Fiscal 1997

Fiscal 1998 revenues increased approximately 24% from $12.6 million in fiscal 1997 to $15.6 million in fiscal 1998. Increased sales resulted from significant increases in trade and school and library sales. The increasing size of the Company's backlist, the introduction of the Company's beginning reader program and the increase in quality of the Company's frontlist is largely responsible for the trade sales increase. The acquisition of Twenty-First Century Books and continuing increases in existing imprints were responsible for the growth in the library market.

Gross profit margin for the fiscal year ended July 31, 1998 increased to 50% of net sales compared to 46% of net sales for the same period last year. The increase in gross profit margin resulted from lower paper, printing and binding cost as a percentage of sales compared to fiscal 1997.

Selling and marketing expenses for fiscal 1998 decreased to 33% of net sales from 36% of net sales for fiscal 1997. Selling and marketing expenses have increased as a result of the Company's efforts to expand its internal marketing operations and higher warehousing and distribution costs due to increased sales. However, as a percentage of net sales, selling and marketing expenses decreased due primarily to special sales for which no marketing efforts are needed.

General and administrative expenses for fiscal 1998 decreased by $173,000 to $1.7 million compared with $1.9 million for fiscal 1997. This decrease is due to expenses incurred in fiscal 1997 in connection with the Company's initial public offering (the "IPO").

For the fiscal year ended July 31, 1998, the Company had operating income of $866,000, or 6% of net sales compared to a loss of $661,000, or 5% of net sales for fiscal 1997. The increase in operating income is due to increased sales, lower cost of sales and lower general and administrative expenses.

Net interest expense increased from $197,000 in fiscal 1997 to $218,000 in fiscal 1998. The increase in interest expense is due to the acquisition of Twenty-First Century Books.

Liquidity and Capital Resources

As of July 31, 1998, the Company had cash and working capital of $34,000 and $5.4 million, respectively, as opposed to cash and working capital of $323,000 and $6.6 million, respectively as of July 31, 1997. This decrease in cash and working capital was due to the acquisition of Twenty-First Century Books.

The Company has available a $7,500,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness other than indebtedness incurred in the ordinary course of the Company's business, to grant security interest in the assets of the Company or to pay dividends on the Company's securities. As of July 31, 1998, the Company has $3,875,000 outstanding under this line. The reason for the increase in the debt is the acquisition of Twenty-First Century Books and to meet working capital needs.

Inventory of finished goods totaled $6.7 million and $4.9 million at July 31, 1998 and July 31, 1997, respectively. The higher level of inventory is due to the acquisition of Twenty-First Century Books, the introduction of the beginning reader program, and the increasing size of our trade and school and library backlist. The increase in accounts receivable of $2,121,000 from the prior year is due to increased sales.

Based on its current operating plan, the Company believes that its existing resources together with cash generated from operations and cash available through its credit line will be sufficient to satisfy the Company's contemplated working capital requirements through approximately July 31, 1999. However, there can be no assurance that the Company's working capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after July 31, 1999, the Company may seek additional funds from borrowings or through debt or equity financing.

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

Year 2000 Disclosure

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies, including customers and potential customers of the Company, may need to be upgraded to comply with such "Year 2000" requirements. The Company is closely monitoring the progress the developers of the Software the Company utilizes in many of its customer projects, as well as the developers of the software utilized in internal systems are making towards ensuring that the products the Company utilizes are Year 2000 compliant. The Company believes that its internal systems and third party software incorporated into client solutions will be Year 2000 compliant. Failure to provide Year 2000 compliant business solutions and software to its customers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's costs to ensure that internal systems and software acquired for integration into client business solutions are Year 2000 compliant has not been and is not expected to become significant.

Further, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company.

Item 7.          Financial Statements






                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Shareholders and The Board of Directors
The Millbrook Press Inc.:


We have audited the accompanying balance sheet of The Millbrook Press Inc. as of July 31, 1998 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Millbrook Press Inc. as of July 31, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP



Stamford, Connecticut,
September 15, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Shareholders and the Board of Directors
The MillBrook Press Inc.:

We have audited the accompanying balance sheet of The Millbrook Press Inc. as of July 31, 1997, and the reltated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our aduit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of The Millbrook Press Inc. as of July 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in the Notes to Financial Statements, in 1997 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123. "Accouinting for Stock-Based Compensation."


/s/ KPMG Peat Marwick LLP



New York, New York
October 3, 1997

                            THE MILLBROOK PRESS INC.


                                 BALANCE SHEETS

                             JULY 31, 1998 AND 1997




                                                                                                        1998                 1997
                                                                                                    -----------          -----------
                                                ASSETS
Current assets:
    Cash                                                                                            $    34,000          $   323,000
    Accounts receivable (less allowance for returns and bad debts
        of $630,000 in 1998 and $456,000 in 1997)                                                     4,945,000            2,824,000
    Inventories                                                                                       6,709,000            4,935,000
    Royalty advances, net                                                                               857,000              359,000
    Prepaid expenses                                                                                    423,000              582,000
                                                                                                    -----------          -----------
                      Total current assets                                                           12,968,000            9,023,000
                                                                                                    -----------          -----------
    Plant costs, net                                                                                  4,248,000            3,124,000
    Fixed assets, net                                                                                   236,000              256,000
    Goodwill, net                                                                                     3,336,000            3,055,000
    Royalty advances, net                                                                               673,000              277,000
    Other assets                                                                                         15,000               34,000
                                                                                                    -----------          -----------
                      Total assets                                                                  $21,476,000          $15,769,000
                                                                                                    -----------          -----------


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable to banks                                                                          $ 3,875,000          $      --
    Accounts payable and accrued expenses                                                             3,406,000            2,271,000
    Royalties payable                                                                                   248,000              199,000
                                                                                                    -----------          -----------
                      Total current liabilities                                                       7,529,000            2,470,000
                                                                                                    -----------          -----------

                            THE MILLBROOK PRESS INC.


                                 BALANCE SHEETS

                             JULY 31, 1998 AND 1997

                                   (Continued)

                                                                                                    1998                     1997
                                                                                               ------------            ------------
Commitments
Stockholders' equity:
    Common Stock, par value $.01 per share, authorized
        12,000,000 shares; issued and outstanding                                                    35,000                  35,000
        3,455,000 shares in 1998 and 1997
    Additional paid-in capital                                                                   17,556,000              17,556,000
    Accumulated deficit                                                                          (3,644,000)             (4,292,000)
                                                                                               ------------            ------------
                      Total stockholders' equity                                                 13,947,000              13,299,000
                                                                                               ------------            ------------
                      Total liabilities and stockholders' equity                               $ 21,476,000            $ 15,769,000
                                                                                               ------------            ------------




                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            THE MILLBROOK PRESS INC.


                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997


                                                                                                   1998                     1997
                                                                                              ------------             ------------
Net sales                                                                                     $ 15,615,000             $ 12,573,000
Cost of sales                                                                                    7,802,000                6,738,000
                                                                                              ------------             ------------
                                 Gross profit                                                    7,813,000                5,835,000
                                                                                              ------------             ------------
Operating expenses:
     Selling and marketing                                                                       5,176,000                4,552,000

     General and administrative                                                                  1,771,000                1,944,000
                                                                                              ------------             ------------
                                 Total operating expenses                                        6,947,000                6,496,000
                                                                                              ------------             ------------
Operating income (loss)                                                                            866,000                 (661,000)
Interest expense                                                                                   218,000                  197,000
                                                                                              ------------             ------------
Net income (loss)                                                                                  648,000                 (858,000)
Preferred dividend accrued                                                                            --                   (284,000)
                                                                                              ------------             ------------
Net income (loss) available to common stockholders                                            $    648,000             $ (1,142,000)
                                                                                              ============             ============
Earnings (loss) per share (basic and diluted)                                                 $        .19             $       (.46)
                                                                                              ============             ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            THE MILLBROOK PRESS INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997

                                                                                            Additional
                                                  Preferred Stock           Common Stock      Paid-In    Accumulated
                                                 Shares     Amount        Shares    Amount    Capital      Deficit        Total
                                                 ------  -----------    ---------  -------  -----------  -----------   ------------
Balance at July 31, 1996                         4,700   $ 6,190,000    1,026,308  $10,000  $ 3,991,000  $(3,150,000)  $  7,041,000
Preferred stock dividend                          --         284,000         --       --           --       (284,000)          --
Conversion of preferred stock                    4,700)   (6,474,000)  (  473,692    5,000    6,469,000         --             --
Issuance of common stock warrants                 --            --           --       --         23,000         --           23,000
Issuance of common stock                          --            --      1,955,000   20,000    7,073,000         --        7,093,000
Net loss                                          --            --           --       --           --       (858,000)      (858,000)
                                                 -----   -----------    ---------  -------  -----------  -----------   ------------
Balance at July 31, 1997                          --     $      --      3,455,000  $35,000  $17,556,000  $(4,292,000)  $ 13,299,000
Net income                                        --            --           --       --           --        648,000        648,000
                                                 -----   -----------    ---------  -------  -----------  -----------   ------------
Balance at July 31, 1998                          --     $      --      3,455,000  $35,000  $17,556,000  $(3,644,000)  $ 13,947,000
                                                 -----   -----------    ---------  -------  -----------  -----------   ------------

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            THE MILLBROOK PRESS INC.

                            STATEMENTS OF CASH FLOWS

                       YEARS ENDED JULY 31, 1998 AND 1997

                                                                                                         1998                1997
                                                                                                     -----------        -----------
Cash flows from operating activities:
    Net income (loss)                                                                                $   648,000        $  (858,000)
    Depreciation and amortization                                                                      1,548,000          1,123,000
    Provision for returns and bad debts                                                                  174,000            127,000
    Accretion of warrants                                                                                   --               23,000
    Changes in assets and liabilities, excluding effects from acquisition of
      Twenty-First Century Books:
        Increase in accounts receivable                                                               (2,295,000)          (867,000)
        Increase in inventories                                                                       (1,261,000)        (1,458,000)
        Increase in royalty advances                                                                    (610,000)          (205,000)
        (Increase) decrease in prepaid expenses                                                          159,000           (290,000)
        Decrease in other assets                                                                          19,000             25,000
        Increase in accounts payable and accrued expenses                                              1,135,000            130,000
        Increase in royalties payable                                                                     49,000             49,000
                                                                                                     -----------        -----------
                      Net cash used in operating activities                                             (434,000)        (2,201,000)
                                                                                                     -----------        -----------
Cash flows from investing activities:
    Capital expenditures                                                                                 (65,000)           (64,000)

    Plant costs, excluding effect from acquisition of Twenty-First Century Books                      (1,652,000)        (1,397,000)

    Payment for acquisition of Twenty-First Century Books                                             (2,013,000)              --
                                                                                                     -----------        -----------
                      Net cash used in investing activities                                           (3,730,000)        (1,461,000)
                                                                                                     -----------        -----------
Cash flows from financing activities:
    Repayment of notes payable                                                                              --           (4,992,000)
    Proceeds from borrowings under notes payable                                                       3,875,000          1,750,000
    Proceeds from sale of capital stock                                                                     --            7,093,000
                                                                                                     -----------        -----------
                      Net cash provided by financing activities                                        3,875,000          3,851,000
                                                                                                     -----------        -----------
                      Net increase (decrease) in cash                                                   (289,000)           189,000
                                                                                                     -----------        -----------
Cash at beginning of year                                                                                323,000            134,000
                                                                                                     -----------        -----------
Cash at end of year                                                                                  $    34,000        $   323,000
                                                                                                     -----------        -----------
Supplemental disclosures:
    Interest paid                                                                                    $   218,000        $   193,000
                                                                                                     -----------        -----------

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            THE MILLBROOK PRESS INC.


                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 1998 AND 1997




(1)       DESCRIPTION OF THE BUSINESS:

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

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              CASH AND CASH EQUIVALENTS-

              Cash and cash equivalents consist of cash in banks and highly liquid, short-term investments with original maturities of three months or less at the date acquired.

              REVENUE RECOGNITION-

              Revenue from the sale of books to wholesalers is recognized at shipment. The Company provides a reserve for product returns. Sales from telemarketing activities are recognized when the customer accepts all or part of a sample shipment.

              INVENTORIES-

              Inventories of sheets and bound books, which are primarily located in a public warehouse or at customers as inventory on preview, are stated at the lower of cost or market, with cost determined by the average cost method. Allowances are established to reduce recorded costs of obsolete and slow moving inventory to its net realizable value.

              ROYALTY ADVANCES-

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

              PLANT COSTS-

              Plant costs consisting of plates, photo engravings, separations and other text costs of unpublished books are amortized over five years from publication date or the estimated remaining life, if shorter. Plant costs at July 31, 1998 and 1997 are presented net of accumulated amortization of $6,115,000 and $4,859,000 respectively.

              ADVERTISING COSTS-

              Advertising costs are expensed in the periods in which the costs are incurred. Catalog costs consisting of the costs of producing and distributing catalogs are expensed ratably over the year in which the costs are incurred in relation to sales. Advertising expense for the years ended July 31, 1998 and 1997 was $538,000 and $460,000, respectively.

              FIXED ASSETS-

              Fixed assets are recorded at cost. Depreciation and amortization of fixed assets are computed on the straight-line method based on useful lives ranging from 7-10 years for office furniture and equipment and 5 years for computers. Leasehold improvements are amortized over the lesser of the lease term or the life of the asset.

              GOODWILL AND OTHER LONG LIVED ASSETS-

              Goodwill represents the excess of the cost over the fair value of the net assets acquired. For financial reporting purposes, the excess of cost over the fair value of net assets acquired is amortized over 20 years using the straight-line method. Accumulated amortization at July 31, 1998 and 1997 is $842,000 and $636,000, respectively. Pursuant to Internal Revenue Code Section 197, for Federal income tax purposes such goodwill is deductible over 15 years.

              The Company systematically reviews the recoverability of its long lived assets by comparing their unamortized carrying value to their anticipated undiscounted future cash flows. Any impairment is charged to expense when such determination is made.

              INCOME TAXES-

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

              EARNINGS (LOSS) PER SHARE-

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method. The Company has adopted the provisions of SFAS 128 in fiscal 1998. Fiscal 1997 EPS data have been restated to conform to SFAS 128.

              Earnings (loss) per share are net earnings (loss) less the dividend requirements on preferred stock, divided by the weighted average number of common stock outstanding for the periods. Per share data for 1998 and 1997 does not assume the exercise of common stock options issued under the non-qualified 1994 Stock Option Plan, the Underwriter's Purchase Option or the exercise of the warrants issued in conjunction with the Bridge financing (Note
              13) because the effects of such exercise would have been antidilutive. Per share data reflects the reverse stock split effected on August 29, 1996 described in Note 13.

              STOCK OPTIONS-

              Prior to August 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On August 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

              USE OF ESTIMATES-

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

(3)       FIXED ASSETS:

          Fixed assets at July 31, 1998 and 1997 consist of the following:

                                                 1998           1997
                                              ---------      ---------
           Office furniture and equipment     $ 137,000      $ 126,000
           Computers                            341,000        289,000
           Telecommunication equipment           33,000         33,000
           Leasehold improvements                46,000         43,000
                                              ---------      ---------
                                                557,000        491,000
           Accumulated depreciation            (321,000)      (235,000)
                                              ---------      ---------
                                              $ 236,000      $ 256,000
                                              ---------      ---------


          Depreciation expense for the years ended July 31, 1998 and 1997 was $86,000 and $79,000, respectively.

(4)       NOTES PAYABLE TO BANKS:

          On December 14, 1995, the Company entered into a revolving line of credit agreement with a bank that provided for borrowings up to $2,700,000. The bank increased the available line of credit to $4,000,000 on June 17, 1997 and to $7,500,00 on June 10, 1998. The
          line of credit provides for an interest rate at the bank's base rate plus .5% (9% at July 31, 1998 and 1997). At July 31, 1998, the amount outstanding under this credit agreement was $3,875,000. Advances under this line of credit are collateralized by substantially all of the assets of the Company. The revolving line of credit, which is payable upon demand by the bank, contains various covenants which include, among other things, a minimum tangible net worth requirement. The revolving line of credit prohibits the Company from the declaration or payment of dividends on common stock.


(5)       INCOME TAXES:

          No Federal income taxes have been provided for the years ended July 31, 1998 and 1997, due to the Company's net operating losses. The actual income tax expense differs from the "expected" income tax benefit computed by applying the U.S. Federal corporate income tax rate to loss before income taxes for the years ended July 31, 1998 and 1997 as follows:

Computed "expected" income tax benefit            $220,000            $(292,000)
State and local income taxes, net of Federal
      benefit                                       39,000              (17,000)
Increase (decrease) in valuation allowance         265,000              292,000
Nondeductible expenses                               6,000               17,000
                                                  --------            ---------
               Provision for income taxes         $   -               $   -
                                                  ========            =========

          The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and deferred tax liabilities at July 31, 1998 and 1997 are the following:

                                                           1998                   1997
                                                       -----------            -----------
             Deferred tax assets:
               Accounts receivable allowances          $    72,000            $   173,000
               Inventory reserves                          336,000                180,000
               Unicap                                       51,000                   --
               Plant costs                                  93,000                155,000
               Net operating loss carryforwards            297,000                638,000
                                                       -----------            -----------
                                                           849,000              1,146,000
             Less:  Valuation allowance                   (697,000)            (1,071,000)
                                                       -----------            -----------
                    Net deferred tax asset                 152,000                 75,000
                                                       -----------            -----------
             Deferred tax liabilities:
               Goodwill amortization                      (139,000)               (65,000)
               Fixed asset depreciation                    (13,000)               (10,000)
                                                       -----------            -----------
                                                          (152,000)               (75,000)
                    Net deferred income taxes          $      --              $      --
                                                       -----------            -----------

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carryforwards become deductible. Based on the Company's net operating losses to date, the Company has established a valuation allowance of $697,000 at July 31, 1998. The Company's tax net operating loss carryforward of approximately $747,000 at July 31, 1998 expires in the years 2009 to 2012. The Tax Reform Act of 1986 included certain provisions relating to changes in stock ownership which, if triggered, could result in future annual limitations on the utilization of the net operating loss carryforwards.

(6)       STOCK OPTION PLAN:

          The Company has reserved 675,000 shares of common stock under its non-qualified 1994 Stock Option Plan ("Option Plan") which provides that a committee, appointed by the Board of Directors, may grant stock options to eligible employees, officers and directors of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Plan. All stock options granted by the Company expire seven years after the grant date. Stock options vest over a period from 2-5 years as determined by the stock option committee.

          In October 1996, the Company amended the Option Plan to decrease the exercise price on outstanding options from $8.00 per share to the initial public offering price of $4.50 per share. Non-vested options outstanding on the effective date (December 23, 1996) of the initial public offering, representing options for 283,500 shares, will vest 50% one year from that date and an additional 50% two years from that date. As of July 31, 1998 and 1997, there were options outstanding for 502,000 shares and 438,500 shares, respectively, under the Option Plan.

          The per share weighted-average fair value of stock options granted during 1998 and 1997, calculated in accordance with SFAS No. 123, was $1.88 and $2.51 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
          1998 - expected volatility 37%, risk-free interest rate of 5.7% and an expected life of 5 years; 1997 - expected volatility 40%, risk-free interest rates ranging from 6.3% to 6.9%, and an expected life of 7 years.

          The Company applies APB Opinion No. 25 in accounting for its Option Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have changed to the pro forma amounts indicated below:

                                                             1998      1997
                                                         -----------  --------
           Net income (loss)
             As reported                                  $648,000  $  (858,000)
             Pro forma                                     223,000   (1,199,000)
           Earnings (loss) per share (basic and diluted)
             As reported                                       .19         (.46)
             Pro forma                                         .06         (.60)

          Pro forma net income (loss) reflects only options granted in 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods of 2-5 years and compensation cost for options granted prior to August 1, 1995 is not considered.

          Stock Option Plan activity during the periods indicated is as follows:

                                                                   Weighted-
                                                                   Average
                                                                   Exercise
                                            Number of Shares        Price
                                            ----------------       --------

           Balance at July 31, 1996            285,500              8.00
             Granted                           463,500              4.78
             Cancelled                        (310,500)             8.00
                                              --------

           Balance at July 31, 1997            438,500              4.60 (a)
             Granted                           101,000              4.50
             Forfeited                         (37,500)             4.50
                                              --------
           Balance at July 31, 1998            502,000              4.50
                                              --------

          (a) As discussed above, in October 1996, the Company amended the Option Plan to decrease the exercise price on outstanding options from $8.00 per share to $4.50 per share.

          At July 31, 1998 and 1997, the range of exercise prices was $4.50 - $6.075. The weighted-average remaining contractual life of outstanding options at July 31, 1998 and 1997 was 4.9 and 4.7 years, respectively.

          At July 31, 1998 and 1997, the number of options exercisable were 219,000 and 107,000, respectively, and the weighted-average exercise price of those options was $4.50.

          In December 1996 in connection with the initial public offering, the Company sold to the Underwriter for $100, the Underwriter's Purchase Option ("Purchase Option"), consisting of the right to purchase up to an aggregate of 170,000 shares of common stock. The Purchase Option is exercisable at $6.075 per share for a period of four years commencing one year from December 17, 1996.

(7)       401(K) PROFIT SHARING PLAN:

          The Company maintains a Non-standardized Prototype Cash or Deferred Profit Sharing 401(k) Plan (the "Plan"). Participation in the Plan by employees requires that they complete six months of service for the Company and attain 21 years of age. Employees on the Plan's effective date did not have to satisfy the six-month service requirement. The Company determines each year a discretionary matching contribution. Such additional contribution, if any, shall be allocated to employees in proportion to each participant's contribution. The Company did not contribute to the Plan during the years ended July 31, 1998 and 1997.

(8)       COMMITMENTS

          The Company leases office facilities under operating leases which expire at various dates through 2004. The leases are subject to escalation clauses as they relate to certain expenses of the lessor, i.e., utilities and real estate taxes.

          Minimum future rental payments under non-cancelable operating leases having initial or remaining terms in excess of one year are as follows:

          Year ending July 31                        Amount
                        1999                         $167,000
                        2000                          149,000
                        2001                          148,000
                        2002                           83,000
                        2003                           36,000
                        Thereafter                     24,000
                                                     --------
                                                     $607,000
                                                     ========


          Rent expense for the years ended July 31, 1998 and 1997 were $167,000 and $146,000, respectively.

          In May 1994, the Company entered into an agreement with Aladdin Books, a British publishing company, whereby Aladdin agreed to produce no less than 50 titles per year for Millbrook through January 1, 2002. The titles are to be wholly owned by Millbrook. Aladdin is responsible for production, printing and binding. Production costs are shared by Aladdin and Millbrook. Aladdin retains sales rights for these titles to countries other than the United States, Canada and the Philippines. Royalties are paid to Aladdin based on Millbrook sales. Development recovery amounts are paid to Millbrook based on sales by Aladdin to other parts of the world. Net payables to Aladdin at July 31, 1998 and 1997 are $681,000 and $1,003,000, respectively.

          During fiscal 1997, the Company signed an agreement with an author to create a beginning reader series consisting of forty-eight titles to be published over the next two years. Twenty-four of these titles were published in fiscal 1998. The Company will advance royalties to this author at $19,000 per title when certain provisions of this agreement are met. At July 31, 1998, the Company has advanced royalties in accordance with this agreement of $667,000.

(9)       FAIR VALUE OF FINANCIAL INSTRUMENTS:

          CASH, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES-

          The carrying amount approximates fair value because of the short term maturity of these instruments.

              NOTES PAYABLE-

              The carrying amount of these financial instruments approximates fair values based on the fact that the related interest rates fluctuate with market rates.

(10)      CONCENTRATION OF CREDIT RISK:

          The company extends credit to various companies in the retail and mass merchandising industry for the purchase of its merchandise which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of its customers and reserves for potential losses are maintained. One customer accounted for 7% and 12% of the Company's net sales for the years ended July 31, 1998 and 1997, respectively.

(11)      ACQUISITION OF TWENTY-FIRST CENTURY BOOKS:

          On December 5, 1997, certain assets of Twenty-First Century Books ("Twenty-First Century"), were acquired by the Company for approximately $2,013,000 in cash. The acquisition has been recorded using the purchase method of accounting. Accordingly, the accompanying financial statements include the results of operations of Twenty-First Century from December 5, 1997. The consolidated balance sheet at July 31, 1998 includes the accounts of Twenty-First Century based on a preliminary allocation of the purchase price. The allocation is expected to be finalized after various studies and other work have been completed. Goodwill resulting from this acquisition will be amortized on a straight line basis over 20 years.

(12)      PREFERRED STOCK:

          On December 23, 1996, in conjunction with the Company's initial public offering, all preferred shares outstanding, plus accrued and unpaid dividends were converted to 473,692 shares of common stock. Additional preferred stock may be issued by the Board of Directors on such terms and with such rights, preferences and designations as the Board may determine without any vote of the stockholders. No preferred shares were issued or outstanding at July 31, 1998 and 1997.

(13)      CAPITAL STRUCTURE:

          In August 1996, the Board of Directors of the Company approved a recapitalization plan that included (i) a bridge financing ("Bridge Loan") in the principal amount of $1,750,000 and the issuance of an aggregate amount of 875,000 warrants as outlined below and (ii) an initial public offering of 1,700,000 shares of common stock.

          In connection with the Bridge Loan, the Company effected a reverse stock split of common stock on the basis of .3976 shares of common stock for each share of common stock. Common stock outstanding and earnings (loss) per share data reflect the reverse stock split for all periods presented.

              BRIDGE LOAN-

              On August 29, 1996, the Company consummated the closing of a private placement bridge offering in which it sold 17 1/2 units for an aggregate of $1,750,000. Each unit consists of a $100,000 interest bearing unsecured convertible promissory note ("Note") and a warrant to purchase 50,000 shares of common stock at an initial exercise price of $3.00 per share ("Bridge Warrant"). The Note provided for interest at a rate of 10% per annum through November 30, 1996 and thereafter at a rate of 15% per annum and is payable upon the earlier of February 28, 1998 or the closing of the initial public offering by the Company. The carrying value of the Note has been reduced by $23,000 to reflect the fair market value of the Bridge Warrants at issue date and has been accreted up to the face value of $1,750,000 using the interest method. Fees incurred in connection with the financing were $314,000. In December 1997, at the consummation of the initial public offering the Bridge Loan was paid in full.

              INITIAL PUBLIC OFFERING-

              On December 23, 1996, the Company sold 1,955,000 shares of common stock, including the underwriter's over-allotment, in an initial public offering which generated net proceeds of approximately $7,093,000. The net proceeds were primarily used to repay existing bank debt and the Bridge Loan.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On May 5, 1998, the Audit Committee of the Board of Directors of the Registrant dismissed KPMG Peat Marwick LLP ("Peat Marwick") as independent accountants to the Registrant and appointed Arthur Andersen LLP as the new independent accountants to the Registrant. Peat Marwick's accountant's report on the financial statements of the Registrant for the past two years and any subsequent interim period through the date of dismissal did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no other reportable events or disagreements with Peat Marwick to report in response to item 304 (a) of Regulation S-B.

Part III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16 (a) of the Exchange Act.

         The information required by Item 9 regarding directors is incorporated by reference to the information appearing under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year. The information required by Item 9 regarding executive officers appears under the caption "Executive Officers of the Registrant" in Part I.

Item 10.  Executive Compensation.

         The information required by Item 10 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information required by Item 11 is incorporated by reference to the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         The information required by Item 12 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

Item 13.  Exhibits, List and Reports on Form 8-K

      (a) Exhibits


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
------            --------------------------------------------------------------

**3.1             Restated Certificate of Incorporation of the Company.

**3.2             By-laws of the Company, as amended.

**4.1             Form of Common Stock Certificate.

**4.2             Form  of   Underwriter's   Purchase   Option  granted  to  GKN
                  Securities.

**4.3             Form of bridge Warrant.

 *10.1 Employment Agreement, dated as of August 1, 1998, by and between the Company and Jeffrey Conrad.

**10.2 Employment Agreement, dated as of December 12, 1996, by and between the Company and Jean E. Reynolds.

**10.3 Consulting Agreement, dated as of December 13, 1996, by and between the Company and Farrell Associates, Inc.

**10.4 Consulting Agreement, dated as of December 13, 1996, by and between the Company and Graham International Publishing and Research, Inc.

**10.5 Form of Indemnification Agreement between each of the Officers and Directors of the Company and the Company.

**10.6 Agreement of Lease, dated September 27, 1994, by and between the Company and Arnold S. Paster.

**10.7 Agreement of Lease, dated March 26, 1996, by and between the Company and Land First II Group.

**10.8 Agreement of Lease and rider attached thereto, dated February 15, 1996, by and between the Company and Ninety-Five Madison Company.

**10.9            1994 Stock Option Plan, as amended.

**10.10 Loan and Security Agreement, dated as of December 14, 1995, between People's Bank and the Company.

*10.11 Amendment to Loan and Security Agreement, dated June 10, 1998, between People's Bank and the Company.

**10.12 Agreement made effective as of August 1, 1996 by and between Aladdin Books Limited and the Company.

***10.13 Employment Agreement, dated as of January 20, 1997, by and between the Company and Satish Dua.

  *27             Financial Data Schedule




--------------------------------------------------------------------------------
*                 Filed herewith
** Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No. 33-14631)

*** Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1997

                  (b)  REPORTS ON FORM 8-K

                  The Company filed a Form 8-K under Item 4 (Form 8-K).

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE MILLBROOK PRESS INC.

   Dated:  October 29, 1998                    By: /s/ Jeffrey Conrad
                                                   -----------------------------
                                                   Jeffrey Conrad, President and
                                                   Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

 Signatures                          Title                            Date

 /S/ JEFFREY CONRAD            President and                   October 29, 1998
 ------------------------      Chief Executive Officer
 Jeffrey Conrad                (Principal Executive
                               Officer)

 /S/ SATISH DUA                Chief Financial Officer         October 29, 1998
 ------------------------      (Principal Financial
 Satish Dua                    Officer and Principal
                               Accounting Officer)

 /S/ HOWARD GRAHAM             Chairman of the Board           October 29, 1998
 ------------------------
 Howard Graham

 /S/ FRANK J. FARRELL          Director                        October 29, 1998
 ------------------------
 Frank Farrell

 /S/ BARRY FINGERHUT           Director                        October 29, 1998
 ------------------------
 Barry Fingerhut

 /S/ BARRY RUBENSTEIN          Director                        October 29, 1998
 ------------------------
 Barry Rubenstein

 /S/ HANNAH STONE              Director                        October 29, 1998
 ------------------------
 Hannah Stone