Form 10QSB
period 1998-10-31
MILLBROOK PRESS INC
filed 1998-12-16
CIK 1022899

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)
/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended OCTOBER 31, 1998.

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

     Yes /X/               No  / /

                       APPLICABLE ONLY TO CORPORATE ISSUES

State the number of share outstanding of each of the issuer's classes of common equity, as of October 31, 1998

                  3,455,000 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes / /         No   /X/

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                October 31, 1998



PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Statements of Operations for the three months ended October 31, 1998 and 1997

             Balance Sheet as of October 31, 1998

             Statements of Cash Flows for three months ended October 31, 1998 and 1997

             Notes to Financial Statements


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations

PART II.  OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8 - K

                            THE MILLBROOK PRESS INC.
                            Statements of Operations


                                                   Three Months Ended October 31
                                                       1998              1997

Net revenues                                        $4,815,000        $3,971,000

Cost of sales                                        2,465,000         2,044,000
                                                     ---------         ---------

Gross profit                                         2,350,000         1,927,000

Operating expenses:
  Selling and marketing                              1,533,000         1,243,000
  General and administrative                           419,000           433,000
                                                       -------           -------
  Total operating expenses                           1,952,000         1,676,000
                                                     ---------         ---------

Operating income                                       398,000           251,000
  Interest expense                                      93,000                 0
                                                        ------                 -

Net income                                             305,000           251,000
                                                       =======           =======

Earnings per share (basic and diluted)                   $0.09             $0.07
                                                         =====             =====

Weighted Average Number of Shares Outstanding        3,455,000         3,523,391
                                                     =========         =========

                                 Millbrook Press
                                  Balance Sheet
                                October 31, 1998


Assets

Current Assets:
Cash                                                       $86,000
Accounts Receivable, net                                 5,965,000
Inventory                                                6,628,000
Prepaid Expense and Other Assets                           400,000
Royalty Advances, net                                      857,000
                                                       -----------
Total Current Assets                                    13,936,000

Plant Costs, net                                         4,237,000
Royalty Advances, net                                      626,000
Fixed Assets, net                                          237,000
Goodwill, net                                            3,288,000
                                                       -----------
Total Assets                                           $22,324,000
                                                       ===========
Liabilities and Stockholder's Equity

Current Liabilities:
Accounts Payable and Accrued Expenses                  $ 3,352,000
Notes Payable to Bank                                    4,636,000
Royalties Payable                                           84,000
                                                       -----------

Total Current Liabilities                                8,072,000
                                                       ===========
Stockholder's Equity:
Common stock, par value $.01, 12,000,000
shares authorized, 3,455,000 shares issued
and outstanding                                             35,000
Additonal Paid in Capital                               17,556,000
Accumulated Deficit                                     (3,339,000)
                                                       -----------
Total stockholder's Equity                              14,252,000
                                                       -----------
Total Liabilities &
Equity                                                 $22,324,000
                                                       ===========

                               THE MILLBROOK PRESS
                            STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended October 31

                                                                      1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $305,000             $251,000

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                                        435,000              347,000
Changes in accounts receivable                                    (1,020,000)            (916,000)
Changes in inventory                                                  80,000             (212,000)
Changes in prepaid expense and other assets                           89,000              358,000
Changes in accounts payable & accrued expenses                      (225,000)             (40,000)
                                                                   ---------             ---------

Cash used in operations                                             (336,000)            (212,000)
                                                                   ---------             ---------

CASH FLOWS USED IN INVESTING ACTIVIES:
Capital expenditures                                                  (20,000)            (18,000)
Plant costs                                                          (353,000)           (390,000)
                                                                     ---------           ---------

Cash used in investing activities                                    (373,000)           (408,000)
                                                                     ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line of credit                                    761,000            331,000
                                                                       -------            -------

Cash provided by financing activities                                  761,000            331,000
                                                                       -------            -------

Net increase/(decrease) in cash                                         52,000           (289,000)

Cash at beginning of period                                             34,000            323,000
                                                                        ------            -------
Cash at end of period                                                  $86,000            $34,000
                                                                       -------            -------
Supplemental disclosure:
Interest paid                                                          $93,000                 $0
                                                                       -------                 --

THE MILLBROOK PRESS INC.
NOTES TO FINANCIAL STATEMENTS
October 31, 1998

Basis of Presentation

The financial statements of The Millbrook Press Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all period presented have been made. The results of the October 31, 1998 interim period are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 31, 1998.

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

Stock Option Plan

The Company has reserved 675,000 shares of common stock under its non-qualified 1994 Stock Option Plan ("Option Plan") which provides that the Stock Option and Compensation Committee of the Board of Directors, may grant stock options to eligible employees, officers, directors of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Option Plan. All stock options granted by the Company generally expire seven years after the grant date. Stock options generally vest 50% in one year from the date of grant and 25% in each of the next two years from the date of grant. However, 50% of all non-vested stock options granted prior to the IPO vested on December 17, 1997 and the balance of such unvested options vest on December 17, 1998.

Earning Per Share

In December 1997, the company adopted Statement of Financial Accounting Standard (SFAS 128) "Earning Per Share". SFAS 128 presents earning per share on a Basic and Diluted basis. The computation of Basic earnings per share is based on income available to common stockholders and the weighted average number of common shares outstanding during the three-month period. Diluted earnings per share reflects the potential dilution that could occur if dilutive stock options were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. The following table details the computation of Basic and Diluted earnings per share for the three-month period.

                                                 For the three months ended
                                                        October 31

                                                  1998             1997
                                                  ----             ----


Net Income                                      $305,000        $251,000


Basic & Diluted Shares                         3,455,000       3,523,391

Basic & Diluted EPS                               $0.09           $0.07

Notes Payable to Bank

As of October 31, 1998, the Company had available a $7,500,000 revolving line of credit with People's Bank and the Company had $4,636,000 outstanding under this line. The reason for the increase in the debt is the acquisition of Twenty-First Century Books and increased working capital needs.

Taxes

No federal income taxes have been provided for the three months ended October 31, 1998 and 1997 due to the Company's net operating loss carryforwards.

The Company anticipates fully utilizing all of its remaining net operating loss carryforwards during the current fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

         General

The Company is a publisher of children's fiction and non-fiction books, in both hardcover and paperback, for the the school and library market and the consumer market. Since its inception, the Company has published more than 1100 hardcover and 500 paperback books under its Millbrook, Copper Beech, and Twenty-First Century imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores and educational organizations. Books published under the Millbrook imprint have evolved from information intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either hardcover or paperback books. The majority of Copper Beech books are published to both the consumer and library markets. Twenty-First Century Books titles are published primarily for the library market. As a result, the Company is better able to fully exploit a book's sales potentital. However, the Company has incurred significant expenses relating to the establishment of the infrastructure which can enable the Company to sell books to the consumer market and/or develop books that can appeal to both the school and public library market and consumer market.

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

         Variability in Quarterly Results

A substantial portion of the Company's business is highly seasonal, causing significant variations in operating results from quarter to quarter. In the school and library market, net sales tend to be lowest in the second calendar quarter and highest in the third calendar quarter, as schools purchase heavily in anticipation of opening in September. The consumer market also tends to be highly seasonal and, given the importance of holiday gifts, a large proportion of net sales can occur in the third calendar quarter in anticipation of the holiday gift season. The Company's current and future net sales and operating results will reflect these seasonal factors.

         Sales Incentives and Returns

In connection with the introduction of new books, many book publishers, including the Company, discount prices of existing products, provide certain promotional allowances and credits or give other sales incentives to their customers.

The Company intends to continue such practices in the future. In addition, the practice in the publishing industry is to permit customers including wholesalers and retailers to return merchandise. Most books not sold may be returned to the Company for credit. The rate of return also can have a significant impact on quarterly results since certain wholesalers returned large quantities of products at one time irrespective of marketplace demand for such products, rather than spreading out the returns over the course of the year. The Company computes net sales by concurrently deducting a reserve for returns from its gross sales. Return allowance may vary as a percentage of gross sales based on actual return experience. The Company believes that as gross sales to the consumer market increase as a proportion of its overall sales, returns will constitute a greater proportion of net sales. Although the Company believes its reserves have been adequate to date, there can be no assurance that returns by customers in the future will not exceed historically observed percentages or that the level of returns will not exceed the amount of reserves in the future. In the event that the amount reserved proves to be inadequate, the Company's operating results will be adversely affected.

RESULTS OF OPERATIONS

Net sales for the first quarter ended October 31, 1998 were $4.8 million compared to $4.0 million for the same period last year. Increased sales resulted from significant increases in consumer and school and library sales. The increasing size of the Company's backlist, the introduction of the Company's beginning reader program and the addition of Magic Attic Press titles are largely responsible for the consumer sales increase. The acquisition of Twenty-First Century Books in December, 1997 and continuing increases in existing imprints were responsible for the growth in the library market.

Gross profit margin for the first quarter ended October 31, 1998 amounted to $2.4 million, or 49% of net sales compared to $1.9 million, or 49% of net sales for the same period last year.

Selling and marketing expenses for the quarter ended October 31, 1998 were 32% of net sales compared to 31% of net sales for the quarter ended October 31, 1997. These expenses increased due to the higher fulfillment cost related to higher sales and initial Magic Attic marketing expenses.

General and administrative expenses decreased by $14,000 to $419,000 for the quarter ended October 31, 1998 compared to $433,000 for the quarter ended October 31, 1997.

During the quarter ended October 31, 1998, the Company had operating income of $398,000 compared with operating income of $251,000 for the same period in 1997. The increase in operating income is due to higher sales which offset the increase in selling and marketing expenses compared to net sales.

Net Income for the first quarter ended October 31, 1998 was $305,000 compared to net income of $251,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1998, the Company had available a $7,500,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness other than indebtedness incurred in the ordinary course of the Company's business, to grant security interest in the assets of the Company or to pay dividends on the Company's securities.

As of October 31, 1998, the Company had $4,636,000 outstanding under this line. This debit increased due to the acquisition of Twenty-First Century Books and to meet working capital needs.

As of October 31, 1998, the Company had cash and working capital of $86,000 and $5,864,000, respectively, as opposed to cash and working capital of $34,000 and $6,895,000, respectively, as of October 31, 1997. This decrease was due to the acquistion of Twenty-First Century Books.

Inventory of finished goods totaled $6,628,000 and $5,148,000 at October 31,1998 and October 31, 1997 respectively. The higher level of inventory is due to the acquisition of Twenty-First Century Books, the introduction of the beginning reader program, and the increasing size of our trade and school and library backlist. The increase in Accounts Receivable of $2,225,000 from the prior year is due to increased sales.

Based on its current operating plan, the Company believes that its existing resources together with cash generated from operations and cash available through its credit line will be sufficient to satisfy the Company's contemplated working capital requirements through approximately July 31, 1999. However, there can be no assurance that the Company's working capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after July 31, 1999, the Company may seek additional funds through debt or equity financing.

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

YEAR 2000 DISCLOSURE

The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculation causing disruption of operations; including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based upon a recent assessment, the Company determined that it was required to upgrade or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. During 1998, the Company continued its implementation of computer hardware and software that is Year 2000 compliant. Resources were devoted to the installation of computer systems and training related to the new system. It is expected that the new system will be fully installed and operation during 1999.

The Company presently believes that with upgrades of existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such upgrades and conversions are not made, or are not completed or available in time, the Year 2000 Issue could have a material impact on the operations of the Company. Furthermore, the Company could be adversely affected by the failure of various third parties, such as customers and suppliers, to remediate their own Year 2000 Issue. Although the Company has initiated formal communications with its significant suppliers and large customers to determine the potential impact on the Company, it has not completed its preliminary assessment.

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


                                      THE MILLBROOK PRESS, INC.
                                      (Registrant)



December 15, 1998                     By: /s/ Satish Dua
                                          --------------------------------------
                                      Satish Dua
                                      Vice President and Chief Financial Officer