Form 10QSB
period 1999-01-31
MILLBROOK PRESS INC
filed 1999-03-15
CIK 1022899

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JANUARY 31, 1999.

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

       Yes     X           No
           ----------        -----------

                       APPLICABLE ONLY TO CORPORATE ISSUES

       State the number of share outstanding of each of the issuer's classes of common equity, as of January 31, 1999

                  3,455,000 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

       Yes     X           No
           ----------        -----------

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                January 31, 1999


PART I.  FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Statements of Operations for the three and six months ended January 31, 1999 and 1998

                 Balance Sheet as of January 31, 1999

                 Statements of Cash Flows for six months ended January 31, 1999 and 1998

                 Notes to Financial Statements


       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


       PART II.  OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8 - K

                            THE MILLBROOK PRESS INC.
                            Statements of Operations



                                                         Six months ended            Three months ended
                                                            January 31                   January 31
                                                       1999          1998            1999           1998
                                                       ----          ----            ----           ----

Net Sales                                          9,326,000     7,212,000     4,511,000     3,240,000

Cost of Sales                                       4,911,000      3,689,000      2,446,000      1,644,000
                                                   ----------     ----------     ----------     ----------

Gross Profits                                       4,415,000      3,523,000      2,065,000      1,596,000

Operating expenses:
     Selling and marketing                          2,957,000      2,373,000      1,424,000      1,129,000
    General and administrative                        937,000        860,000        518,000        427,000
                                                   ----------     ----------     ----------     ----------
   Total operating expenses                         3,894,000      3,233,000      1,942,000      1,556,000
                                                   ----------     ----------     ----------     ----------

Operating Income                                      521,000        290,000        123,000         40,000
Interest Expense                                      200,000         38,000        107,000         38,000
                                                   ----------     ----------     ----------     ----------

Net income                                           321,000       252,000        16,000         2,000
                                                   ==========     ==========     ==========     ==========

Earnings per share (basic and diluted)                  0.09          0.07          0.00          0.00
                                                   ==========     ==========     ==========     ==========


                            THE MILLBROOK PRESS INC.
                                  Balance Sheet
                                January 31, 1999

ASSETS

Cash                                                                  411,000
Accounts Receivable, net                                             5,998,000
Inventory                                                            7,393,000
Prepaid Expense and Other Assets                                       528,000
Royalty Advances, net                                                1,045,000
                                                                     ---------
Total Current Assets                                                15,375,000

Plant Costs, net                                                     4,404,000
Royalty Advances, net                                                  788,000
Fixed Assets, net                                                      251,000
Goodwill, net                                                        3,241,000
                                                                     ---------

Total Assets                                                       24,059,000
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable and Accrued expenses                               4,776,000
Notes Payable to Bank                                                4,792,000
Royalties Payable                                                      224,000
                                                                       -------
Total Current Liabilities                                            9,792,000

Stockholders' Equity
Capital Stock                                                           35,000
Additional Paid in Capital                                          17,556,000
Accumulated Deficit                                                (3,324,000)
                                                                   -----------
Total Stockholders' Equity                                          14,267,000
                                                                    ----------

Total Liabilities &
Stockholders' Equity                                               24,059,000
                                                                   ===========

                            THE MILLBROOK PRESS INC.
                             Statement of Cash Flows


                                                                                                  Six months ended
                                                                                        January 31, 1999     January 31, 1998
                                                                                        ----------------     ----------------
CASH FLOW  FROM OPERATING ACTIVITIES:
             Net income                                                                321,000         252,000

             Add (deduct) to reconcile net income to net cash flow:
             Depreciation and amortization                                                    897,000          722,000
             Changes in assets & liabilities (net of effect of acquisition):
             Accounts receivable                                                           (1,053,000)      (1,171,000)
             Inventory                                                                       (648,000)      (1,724,000)
             Prepaid expenses and other                                                      (395,000)        ((11,000)
             Payables & accrued expenses                                                   (1,300,000)       1,342,000
                                                                                          -----------      -----------

             CASH FLOW PROVIDED BY/(USED IN) OPERATIONS                                       422,000         (590,000)
                                                                                          -----------      -----------

             CASH FLOW USED IN INVESTING ACTIVITIES:
             Capital expenditures                                                             (55,000)         (41,000)
             Plant costs                                                                     (907,000)      (1,052,000)
             Acquisition of Twenty First Century                                                    0       (2,013,000)
                                                                                          -----------      -----------
             Cash used in investing activities                                               (962,000)      (3,106,000)
                                                                                          -----------      -----------

             CASH FLOW FROM FINANCING ACTIVITIES
             Net borrowings under lines of credit                                             918,000        3,392,000
                                                                                          -----------      -----------
             Cash provided by financing activities                                            918,000        3,392,000
                                                                                          -----------      -----------

             Net increase (decrease) in cash                                                  378,000         (304,000)

             Cash at beginning of period                                                       33,000          323,000
                                                                                          -----------      -----------

             Cash at end of period                                                           411,000          19,000
                                                                                          ===========      ===========

             Supplemental disclosure:
             Interest Paid                                                                   200,000          38,000
                                                                                          ===========      ===========


THE MILLBROOK PRESS INC.
NOTES TO FINANCIAL STATEMENTS
January  31, 1999

Basis of Presentation

The financial statements of The Millbrook Press Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all period presented have been made. The results of the January 31, 1999 interim period are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 31, 1998.

Initial Public Offering

The Company completed its initial public offering (IPO) on December 23, 1996 whereby the Company issued and sold 1,955,000 shares of Common Stock and received net proceeds of approximately 7,093,000. In addition, all the Company's outstanding preferred stock, including accrued preferred dividends, was converted into 473,692 shares of common stock. The Company used some of the proceeds from the offering to repay bank and bridge loans. Prior to the effectiveness of the IPO, the Company filed an Amended and Restated Certificate of Incorporation with the State of Delaware whereby its authorized capital stock increased to 13,000,000 shares, consisting of 12,000,000 shares of Common Stock,
0.01 par value per share and 1,000,000 shares of Preferred Stock, 0.01 par value per share.

Stock Option Plan

The Company has reserved 675,000 shares of common stock under its non-qualified 1994 Stock Option Plan ("Option Plan") which provides that the Stock Option and Compensation Committee of the Board of Directors, may grant stock options to eligible employees, officers, directors of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Option Plan. All stock options granted by the Company generally expire seven years after the grant date. Stock options generally vest 50% in one year from the date of grant and 25% in each of the next two years from the date of grant. However, 50% of all non-vested stock options granted prior to the IPO vested on December 17, 1997 and the balance of such unvested options vested on December 17, 1998.

Earning Per Share

In December 1997, the company adopted Statement of Financial Accounting Standard (SFAS 128) "Earning Per Share". SFAS 128 presents earning per share on a Basic and Diluted basis. The computation of Basic earnings per share is based on income available to common stockholders and the weighted average number of common shares outstanding during the three month period. Diluted earnings per share reflects the potential dilution that could occur if dilutive stock options were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. The following table details the computation of Basic and Diluted earnings per share for the three - and six-month periods.

                                                  For the six months ended       For the three months ended
                                                        January 31,                    January  31,


                                                    1999            1998           1999            1998
                                                    ----            ----           ----            ----


Net Income                                        321,000        252,000         16,000          2,000

SHARES

Basic Shares                                     3,455,000       3,455,000       3,455,000       3,455,000
Effect of Dilutive Stock Options                      --            43,835            --            15,342
Diluted Shares                                   3,455,000       3,498,835       3,455,000       3,470,342

Basic & Diluted EPS                                  0.09           0.07           0.00           0.00



Notes Payable to Bank

As of January 31, 1999, the Company had available a 7,500,000 revolving line of credit with People's Bank and the Company had 4,792,000 outstanding under this line.

Taxes

No federal income taxes have been provided for the six months ended January 31, 1999 and 1998 due to the Company's net operating loss carryforwards.

The Company anticipates fully utilizing all of its remaining net operating loss carryforwards during the current fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

         General

The Company is a publisher of children's fiction and non-fiction books, in both hardcover and paperback, for the the school and library market and the consumer market. Since its inception, the Company has published more than 1100 hardcover and 500 paperback books under its Millbrook, Copper Beech, Twenty-First Century and Magic Attic Press imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores and educational organizations. Books published under the Millbrook imprint have evolved from information intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either hardcover or paperback books. The majority of Copper Beech books are published for both the consumer and library markets. Twenty-First Century Books titles are published primarily for the library market. As a result, the Company is better able to fully exploit a book's sales potentital. However, the Company has incurred significant expenses relating to the establishment of the infrastructure which can enable the Company to sell books to the consumer market and/or develop books that can appeal to both the school and public library market and consumer market.

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

RESULTS OF OPERATIONS
---------------------

Net sales for the second quarter ended January 31, 1999 were 4.5 million compared to 3.2 million for the same period last year. Increased sales resulted from significant increases in consumer and school and library sales. The increasing size of the Company's backlist, the introduction of the Company's beginning reader program and the addition of Magic Attic Press titles are largely responsible for the consumer sales increase. The acquisition of Twenty-First Century Books in December, 1997 and continuing increases in existing imprints were responsible for the growth in the library market. Net sales for the six months ended January 31, 1999 increased by 29% compared with the same period in 1998, due to increases in consumer, school and library and special sales.

Gross profit  margin for the second  quarter  ended January 31, 1999 amounted to
2.1 million, or 46% of net sales compared to 1.6 million, or 49% of net sales for the same period last year. This change in margin is due primarily to a large special sale at an unusually low margin in the current period. For the six months ended January 31, 1999 gross profit margin was 4.4 million, or 47% of net sales compared to 3.5 million, or 49% of net sales for the same period last year.

Selling and marketing expenses for the quarter ended January 31, 1999 were 32% of net sales compared to 35% of net sales for the quarter ended January 31, 1998. For the six months ended January 31, 1999 these expenses were 32% of net sales compared to 33% of net sales for the same period in 1998.

General and administrative expenses increased by 91,000 to 518,000 for the quarter ended January 31, 1999 compared to 427,000 for the quarter ended January 31, 1998. For the six months ended January 31, 1999 these expenses increased by 77,000 to 937,000 compared to 860,000 for the same period in 1998.

During the quarter ended January 31, 1999, the Company had operating income of 123,000 compared with operating income of 40,000 for the same period in 1998. For the six months ended January 31, 1999 the operating income was 521,000 compared to 290,000 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of January 31, 1999, the Company had a 7,500,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness other than indebtedness incurred in the ordinary course of the Company's business, to grant security interest in the assets of the Company or to pay dividends on the Company's securities.

As of January 31, 1999, the Company had 4,792,000 outstanding under this line as opposed to 3,392,000 as of January 31, 1998. This debt increased due to increased working capital requirements.

As of January 31, 1999, the Company had cash and working capital of 411,000 and 5,583,000, respectively, as opposed to cash and working capital of 19,000 and 5,721,000, respectively, as of January 31, 1998.

Inventory of finished goods totaled 7,393,000 and 7,418,000 at January 31,1999 and 1998 respectively. The increase in Accounts Receivable of 2,002,000 from January 31, 1998 is due to increased sales.

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

FORWARD-LOOKING STATEMENTS
--------------------------

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

YEAR 2000 DISCLOSURE
--------------------

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


PART II. OTHER INFORMATION
--------------------------

Exhibits and reports on Form 8-K

                  (a)  Exhibits
                       Exhibit 27--Financial Data Schedule

                  (b)  Form 8-K--None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE MILLBROOK PRESS, INC.
                                        (Registrant)



March 15, 1999                      By: /s/ Satish Dua
                                        --------------------------------
                                    Satish Dua
                                    Vice President, Finance & Operations