Form 10QSB
period 1999-04-30
MILLBROOK PRESS INC
filed 1999-06-14
CIK 1022899

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)
/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly  period ended APRIL 30, 1999.
                                --------------
( ) Transition report under Section 13 or 15(d) of the  Exchange Act
For the  transition period from ________________ to _________________
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

Yes /X/       No _________

                       APPLICABLE ONLY TO CORPORATE ISSUES

State the number of share outstanding of each of the issuer's classes of common equity, as of April 30, 1999

                  3,455,000 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes _________   No /X/

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                 APRIL 30, 1999


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Statements of Operations for the three and nine months ended April 30, 1999 and 1998

               Balance Sheet as of  April 30, 1999

               Statements of Cash Flows for nine months ended April 30, 1999 and 1998

               Notes to Financial Statements


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8 - K

                            THE MILLBROOK PRESS INC.
                            STATEMENTS OF OPERATIONS

                                       NINE MONTHS ENDED          THREE MONTHS ENDED
                                            APRIL 30                   APRIL 30
                                       1999         1998          1999         1998
                                       ----         ----          ----         ----

Net Sales                            $13,512,000  $11,704,000  $ 4,186,000   $ 4,492,000

Cost of Sales                          6,980,000    5,901,000    2,069,000     2,212,000
                                     -----------  -----------  -----------    ----------

Gross Profits                          6,532,000    5,803,000    2,117,000     2,280,000

Operating Expenses:
    Selling and Marketing              4,603,000    3,802,000    1,646,000     1,429,000
    General and Administrative         1,481,000    1,319,000      544,000       459,000
                                     -----------  -----------  -----------    ----------
   Total Operating Expenses            6,084,000    5,121,000    2,190,000     1,888,000
                                     -----------  -----------  -----------    ----------

Operating Income (Loss)                  448,000      682,000      (73,000)      392,000
Interest Expense                         293,000      119,000       93,000        81,000
                                     -----------  -----------  -----------    ----------

Net Income (Loss)                    $   155,000  $   563,000  ($  166,000)  $   311,000
                                     -----------  -----------  -----------    ----------

Earnings (Loss) per share
    (basic and diluted)              $      0.04  $      0.16  $     (0.05)  $      0.09
                                     -----------  -----------  -----------    ----------
Weighted average shares outstanding    3,455,000    3,455,000    3,455,000     3,455,000


                            THE MILLBROOK PRESS INC.
                                  BALANCE SHEET
                                 APRIL 30, 1999

ASSETS
------

Cash                                      $    338,000
Accounts Receivable, net                     5,736,000
Inventory                                    7,158,000
Prepaid Expense and Other Assets               163,000
                                          ------------
TOTAL CURRENT ASSETS                        13,395,000

Plant Costs, net                             4,252,000
Royalty Advances, net                        1,793,000
Fixed Assets, net                              250,000
Goodwill, net                                3,193,000
                                          ------------

TOTAL ASSETS                              $ 22,883,000
                                          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts Payable and Accrued Expenses     $  3,051,000
Notes Payable to Bank                        5,669,000
Royalties Payable                               63,000
                                          ------------
TOTAL CURRENT LIABILITIES                    8,783,000

STOCKHOLDERS' EQUITY
Capital Stock                                   35,000
Additional Paid in Capital                  17,556,000
Accumulated Deficit                         (3,491,000)
                                          ------------
TOTAL STOCKHOLDERS' EQUITY                  14,100,000
                                          ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $ 22,883,000
                                          ------------


                            THE MILLBROOK PRESS INC.
                             STATEMENT OF CASH FLOWS


                                                                   NINE MONTHS ENDED
                                                                APRIL 30, 1999  APRIL 30, 1998
                                                                --------------  --------------
CASH FLOW  FROM OPERATING ACTIVITIES:
Net income (loss)                                                $   155,000       $ 563,000

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                                      1,388,000       1,153,000
Changes in assets & liabilities (net of effect of acquisition):
Accounts receivable                                                 (791,000)     (2,425,000)
Inventory                                                           (449,000)       (717,000)
Prepaid expenses and other                                            12,000         101,000
Payables & accrued expenses                                         (541,000)        (13,000)
                                                                  -----------     -----------

CASH FLOW USED IN OPERATIONS                                        (226,000)     (1,338,000)
                                                                  -----------     -----------

CASH FLOW USED IN INVESTING ACTIVITIES:
Capital expenditures                                                 (90,000)        (50,000)
Plant costs                                                       (1,174,000)     (1,220,000)
Acquisition of Twenty First Century                                     --        (2,013,000)
                                                                  -----------     -----------
Cash used in investing activities                                 (1,264,000)     (3,283,000)
                                                                  -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES
Net borrowings under lines of credit                               1,794,000       4,395,000
                                                                  -----------     -----------
Cash provided by financing activities                              1,794,000       4,395,000
                                                                  -----------     -----------

NET INCREASE (DECREASE) IN CASH                                      304,000        (226,000)

CASH AT BEGINNING OF PERIOD                                           34,000         323,000
                                                                  -----------     -----------

CASH AT END OF PERIOD                                            $   338,000     $    97,000
                                                                  -----------     -----------

SUPPLEMENTAL DISCLOSURE:
INTEREST PAID                                                    $   293,000     $   119,000
                                                                  -----------     -----------



NOTES TO FINANCIAL STATEMENTS
April 30, 1999

BASIS OF PRESENTATION

The financial statements of The Millbrook Press Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. The results of the April 30, 1999 interim period are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended July 31, 1998.

STOCK OPTION PLAN

The Company has reserved 675,000 shares of common stock under its non-qualified 1994 Stock Option Plan ("Option Plan") which provides that the Stock Option and Compensation Committee of the Board of Directors, may grant stock options to eligible employees, officers, directors of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Option Plan. All stock options granted by the Company generally expire seven years after the grant date. Stock options generally vest 50% in one year from the date of grant and 25% in each of the next two years from the date of grant. However, 50% of all non-vested stock options granted prior to December 23, 1996 vested on December 17, 1997 and the balance of such unvested options vested on December 17, 1998.

EARNING PER SHARE

In December 1997, the company adopted Statement of Financial Accounting Standard (SFAS 128) "Earning Per Share". SFAS 128 presents earning per share on a basic and diluted basis. The computation of basic earnings per share is based on income available to common stockholders and the weighted average number of common shares outstanding during the three month period. Diluted earnings per share reflects the potential dilution that could occur if dilutive stock options were exercised resulting in the issuance of common stock that then shared in the earnings of the Company. The following table details the computation of basic and diluted earnings per share for the three and nine-month periods.


                                  For the nine months ended  For the three months ended
                                         April 30,                   April 30,
                                      1999           1998        1999            1998
                                      ----           ----        ----            ----

Net Income (Loss)                 $   155,000  $   563,000  ($  166,000)  $   311,000

SHARES

Basic Shares                        3,455,000    3,455,000    3,455,000     3,455,000
Effect of Dilutive Stock Options         --        131,550         --            --
Diluted Shares                      3,455,000    3,586,550    3,455,000     3,455,000

Basic & Diluted EPS               $      0.04  $      0.16  ($     0.05)  $      0.09



NOTES PAYABLE TO BANK

As of April 30, 1999, the Company had available a $7,500,000 revolving line of credit with People's Bank and the Company had $5,669,000 outstanding under this line.

TAXES

No federal income taxes have been provided for the nine months ended April 30, 1999 and 1998 due to the Company's net operating loss carryforwards.

The Company anticipates fully utilizing all of its remaining net operating loss carryforwards during the current fiscal year.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


OVERVIEW
--------

     General

The Company is a publisher of children's fiction and non-fiction books, in both hardcover and paperback, for the school and library market and the consumer market. Since its inception, the Company has published more than 1100 hardcover and 500 paperback books under its Millbrook, Copper Beech, Twenty-First Century and Magic Attic Press imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores and educational organizations. Books published under the Millbrook imprint have evolved from information intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either hardcover or paperback books. The majority of Copper Beech books are published for both the consumer and library markets. Twenty-First Century Books titles are published primarily for the library market. As a result, the Company is better able to fully exploit a book's sales potentital. However, the Company has incurred significant expenses relating to the establishment of the infrastructure which can enable the Company to sell books to the consumer market and/or develop books that can appeal to both the school and public library market and consumer market.

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

     Sales Incentives and Returns

In connection with the introduction of new books, many book publishers, including the Company, discount prices of existing products, provide certain promotional allowances and credits or give other sales incentives to their customers. The Company intends to continue such practices in the future. In addition, the practice in the publishing industry is to permit customers including wholesalers and retailers to return merchandise. Most books not sold may be returned to the Company for credit. The rate of return also can have a significant impact on quarterly results since certain wholesalers returned large quantities of products at one time irrespective of marketplace demand for such products, rather than spreading out the returns over the course of the year. The Company computes net sales by deducting actual returns as well as additional reserves as required from its gross sales. Return allowance may vary as a percentage of gross sales based on actual return experience. The Company believes that as gross sales to the consumer market increase as a proportion of its overall sales, returns will constitute a greater proportion of net sales. Although the Company believes its reserves have been adequate to date, there can be no assurance that returns by customers in the future will not exceed historically observed percentages or that the level of returns will not exceed the amount of reserves in the future. In the event that the amount reserved proves to be inadequate, the Company's operating results will be adversely affected.

RESULTS OF OPERATIONS

Net sales for the third quarter ended April 30, 1999 were $4,186,000 compared to $4,492,000 for the same period last year. Decreased net sales resulted from an unusually large amount of trade returns in the quarter ended April 30, 1999. Net sales for the nine months ended April 30, 1999 increased by 15% compared with the same period in 1998, due to increases in consumer, school and library and special sales.

Gross profit margin for the third quarter ended April 30, 1999 amounted to $2,117,000, or 50% of net sales compared to $2,280,000, or 50% of net sales for the same period last year. For the nine months ended April 30, 1999 gross profit margin was $6,532,000, or 48% of net sales compared to $5,803,000, or 50% of net sales for the same period last year. This change in margin percentage is due primarily to a large special sale at an unusually low margin.

Selling and marketing expenses for the quarter ended April 30, 1999 were 39% of net sales compared to 32% of net sales for the quarter ended April 30, 1998. For the nine months ended April 30, 1999 these expenses were 34% of net sales compared to 32% of net sales for the same period in 1998.

General and administrative expenses increased by $85,000 to $544,000 for the quarter ended April 30, 1999 compared to $459,000 for the quarter ended April 30, 1998. For the nine months ended April 30, 1999 these expenses increased by $162,000 to $1,481,000 compared to $1,319,000 for the same period in 1998.

During the quarter ended April 30, 1999, the Company had an operating loss of $73,000 compared with operating income of $392,000 for the same period in 1998. For the nine months ended April 30, 1999 the operating income was $448,000 compared to $682,000 for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1999, the Company had a $7,500,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness other than indebtedness incurred in the ordinary course of the Company's business, to grant security interest in the assets of the Company or to pay dividends on the Company's securities.

As of April 30, 1999, the Company had $5,669,000 outstanding under this line as compared to $4,395,000 as of April 30, 1998. This debt increased due to increased working capital requirements.

As of April 30, 1999, the Company had cash and working capital of $338,000 and $4,612,000, respectively, as opposed to cash and working capital of $97,000 and $6,195,000, respectively, as of April 30, 1998.

Inventory of finished goods totaled $7,158,000 and $6,410,000 at April 30,1999 and 1998 respectively. The increase in Accounts Receivable of $485,000 from April 30, 1998 is due to increased sales.

Based on its current operating plan, the Company believes that its existing resources together with cash generated from operations and cash available through its credit line will be sufficient to satisfy the Company's contemplated working capital requirements through approximately January 31, 2000.

However, there can be no assurance that the Company's working capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after January 31, 2000, the Company may seek additional funds through debt or equity financing.


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

Based upon a recent assessment, the Company determined that it was required to upgrade or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. During 1998 and 1999, the Company continued its implementation of computer hardware and software that is Year 2000 compliant. Resources were devoted to the installation of computer systems and training related to the new system. It is expected that the new system will be fully installed and operational during 1999.

The Company presently believes that with upgrades of existing software and conversions to new hardware and software, the Year 2000 Issue can be mitigated. However, if such upgrades and conversions are not made, or are not completed or available in time, the Year 2000 Issue could have a material impact on the operations of the Company. Furthermore, the Company could be adversely affected by the failure of various third parties, such as customers and suppliers, to remediate their own Year 2000 Issue. The Company has initiated formal communications with its significant suppliers and large customers to determine the potential impact on the Company, and is presently in the process of converting to Y2K compliant hardware and software where needed.

PART II. OTHER INFORMATION

Item 5: Other Information

The Company has appointed David Allen as the new Chief Financial Officer. Mr. Allen's focus will be on reducing operating expenses, increasing profitability, maximizing cash flow and return on investment. In addition, with the appointment of Mr. Allen, the Company will be reviewing all of its internal accounting policies and estimates during the next quarter. This review may result in non-cash charges for the quarter and fiscal year ending July 31, 1999. It should be noted that any such charges could cause the Company to have operating losses for that period.

Exhibits and reports on Form 8-K

     (a)  Exhibits
          Exhibit 27--Financial Data Schedule

     (b)  Form 8-K--None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE MILLBROOK PRESS, INC.
                                        (Registrant)



June 14, 1999                      By:   /s/ David Allen
                                        -----------------------
                                        David Allen
                                        Chief Financial Officer