Form 10KSB
period 1999-07-31
MILLBROOK PRESS INC
filed 1999-10-28
CIK 1022899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED JULY 31, 1999

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes /X/ No / /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.
(X)

Revenues for the Fiscal year ended July 31, 1999 were $18.7 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon price of the Common Stock on October 26, 1999, was approximately $3,780,000. As of July 31, 1999, the Registrant had outstanding 3,455,000 shares of Common Stock.

                            THE MILLBROOK PRESS, INC.
                            FORM 10-KSB ANNUAL REPORT

                                Table of Contents



                                     PART I

                                                                            Page
Item 1.  Description of Business..............................................4



Item 2.  Description of Properties...........................................13

Item 3.  Legal Proceedings...................................................13

Item 4.  Submission of Matters to a Vote of Security Holders.................13

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters...........14

Item 6.  Management's Discussion and Analysis or Plan of Operations..........15

Item 7.  Financial Statements................................................19

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures.............................33

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................33

Item 10. Executive Compensation..............................................33

Item 11. Security Ownership of Certain Beneficial Owners and
         Management..........................................................34

Item 12. Certain Relationships and Related Transactions......................34

Item 13. Exhibits, List and Reports on Form 8-K .............................35

Part I

Item 1.  Description of Business

Overview

The Millbrook Press Inc. (the "Company" or "Millbrook"), is a publisher of children's nonfiction books, in both hardcover and paperback, for the school and library market and the consumer market. The Company has published more than 1100 hardcover and 500 paperback books under its Millbrook, Copper Beech, and Twenty-First Century imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores, and educational organizations. Books published under the Millbrook imprint have evolved from information-intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either hardcover or paperback books. The majority of Copper Beech books are published to both the consumer and library markets. Twenty-First Century Books titles are published primarily for the library market at a secondary school level.

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

In order to continue as a publisher of children's books for the consumer market, the Company intends to: (i) continue publishing preschool/early elementary novelty books, books for beginning readers and early readers, chapter books for young readers and children's popular-reference books; (ii) acquire companies or develop strategic partnerships that broaden its product line and extend its distribution in consumer market channels; (iii) expand its marketing capabilities in the consumer market; and (iv) develop books that can be exploited through specialized distribution channels such as book clubs, book fairs, direct sales, catalogs, direct mail, commercial on-line services and the Internet. The Company believes that the high quality of its books, its emphasis on publishing books for multiple markets and its distribution capabilities makes it well positioned to maintain its book sales to the consumer market while at the same time increasing its established sales base in the school and library market.

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

Demand for children's books in the consumer market has also increased because the methods by which hardcover and paperback books are distributed have changed significantly in the past five years, leading to greater accessibility and shelf space for books. Traditionally, books were primarily sold at small local bookstores with limited selections. Many such bookstores were replaced by larger mall bookstores which in turn were replaced by book superstores (such as Barnes & Noble). Concurrently, alternate means of distribution have developed. For example, books are now sold by certain retailers such as TJ Maxx, educational chain stores such as Learningsmith and Zany Brainy, outlets and warehouse clubs such as Sam's Warehouse, Costco, and B.J.'s and on a smaller scale, certain museums, national parks, historical sites, theme parks, gift shops and toy stores. Books are also more accessible to children and parents through the expansion of direct sales channels such as book fairs, school and consumer book clubs, display sales and catalogs. Book fairs are generally week-long events conducted on school premises and sponsored by school librarians and/or parent-teacher organizations and are intended to provide students with quality books at reasonable prices in order to help them become more interested in reading. The Company has identified more than 600 catalogs that sell children's books.


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



COMPANY STRATEGY

The Company's goal is to be a "one-stop publisher," publishing and marketing a diverse product line servicing most of the major segments of the children's book market. The Company's strategy is to continue to diversify its products and distribution channels for those products by capitalizing on the long-term and short-term changes occurring in the children's book publishing industry in both the school and public library market and in the consumer market.

The Company believes that this diversified approach to its product line enables it to achieve market penetration in the children's book market and minimize the risk of fluctuations or weakness in any one particular segment. The Company believes that its experience in publishing children's books and its reputation for quality gained over the past nine years, combined with the evolution and anticipated growth rates for children's books in the school and public library and consumer markets, creates an opportunity for the Company to expand the list of books in which it maintains a significant ownership interest and increase the recognition of its brand names. The Company believes that the elements required to achieve this goal are (i) publishing books of the highest quality, created in house, through packaging arrangements or licensed, with the ability to satisfy two or more of the markets which it now services, (ii) expanding its product offerings to take advantage of its investments in distribution and its exposure to the consumer market and (iii) enhancing its existing marketing operations to support its product-line expansion initiatives. The Company also intends to explore opportunities in electronic media by selectively participating in publishing and marketing opportunities in commercial on-line services and on the Internet. Key elements of the Company's strategy are:

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

o TARGET NEW MARKET NICHES/ACQUISITION OPPORTUNITIES. The Company is continually seeking new market niches that offer opportunities for achieving significant sales growth. The Company has published and will continue to expand its list of books for the beginning reader (four to six years old) and early reader (five to eight years old) as well as chapter books for ages seven through eleven. The Company will publish popular reference materials for young readers from seven through fifteen. In addition, the Company will seek to expand its penetration of the supplemental classroom market where its books may also be used as instructional material. Where possible, the Company will re-format existing books for distribution into new markets, leveraging its investments in product development over a broader base, and join with other companies to achieve critical sales volume.

         The Company has entered into a joint venture with the Magic Attic Press to publish their doll-related fiction titles, which the Company believes should provide growth in both the library and consumer markets.

         The Company may also seek acquisition opportunities covering niche markets in which the Company does not currently compete and product extensions in its existing markets. The Company's product development strategy may include joint ventures with strategic partners to minimize up-front development costs. Currently, however, the Company has no commitments or agreements or understandings with respect to any acquisitions or joint ventures.

o ENHANCE MARKETING AND SALES FORCE. Since inception, the Company has increased its penetration into the school and public library market. The management of the school and library marketing department and sales force has been significantly strengthened in fiscal 1999, which allows for growth in future years.

o EXPAND DISTRIBUTION. The Company believes that decision-making with respect to purchasing books is becoming more complex due to the expansion in types of outlets selling books and that expanding the use of marketing techniques to put the Millbrook imprint in direct contact with children, parents and teachers will increase sales. The Company intends to increase its participation in book fairs, book clubs, catalogs and to distribute its books to alternative retail outlets as well as increase its direct selling and direct mail activities. The Company may also seek to enter into additional strategic partnerships to extend its distribution in both the consumer and in school and public library market channels.

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

PRODUCTS

The Company publishes children's books in hardcover and paperback formats for the school and public library market and the consumer market. When the Company began publishing books in 1991, the books created were mainly series books and were intended to be sold singularly and in sets to the school and public library market. Since then, the Company's products have evolved into a diverse set of highly-graphic, consumer-oriented single books. The Company's Millbrook imprint primarily targets the school and public library, while its Copper Beech imprint primarily targets the consumer market. Nevertheless, the Company designs virtually all of its books to appeal to teachers and librarians, as well as to children and parents. This approach allows the Company's books to be introduced simultaneously in more than one market, with the intent of increasing sales. For example, in fiscal 1999, the Company published 104 hardcover books under the Millbrook imprint for the school and public library market, of which 46 books were suitable for and published simultaneously as hardcovers or paperbacks to be sold in the consumer market, and 53 hardcover books under the Copper Beech imprint for the school and library market, of which 28 books were suitable for and published simultaneously as hardcovers or paperbacks, to be sold in the consumer market.

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

Authors and artists are typically engaged on a royalty basis. Royalties on hardcover and paperback editions are paid on the net sales and range from 6% TO 10% OF net sales with an average of 7% of net sales for hardcover and paperback books. The Company believes its average royalty rates are slightly lower than overall industry standards. Virtually all of Millbrook's contracts call for an advance payment against future royalties. Advances range from $1,000 for a simple series book to as much as $19,000 to a well-known artist for a picture book. In almost all cases, the Company retains control of all book club, reprint, electronic, foreign, serialization, and commercial rights. The income generated from such arrangements is divided equally between the Company and the author.

Upon the delivery of a manuscript from an author/illustrator and after editing, fact-checking and approval, the Company's in-house staff plans and prepares the layout, illustrations and cover to be used for the book. Upon completion of the editing, graphics and layout, a computer produces a mechanical of the book with all elements in place. A cost estimate is then prepared which determines print quantity and retail price of the book. Book printing is done by an outside supplier, usually in the United States, on a bid contract basis. The Company's products require varying periods of development time depending upon the complexity of the graphics and design and the editing process. Most of the Company's books can be developed in a period that ranges from nine to eighteen months. Millbrook is often cited in reviews of its books for one or more outstanding design elements (cover, layout, type, etc.). Jackets and interior design are either created in-house or assigned to freelance artists under the supervision of the Company's art department. The use of outside authors, illustrators and freelancers for jacket design, fact-checking and copy editing allows the Company to produce a large number of books per year with a relatively small staff and generally allows for the flexibility needed for the Company to continue to produce a broad product line.


EXTERNAL DEVELOPMENT

Approximately 25% of books published under the Millbrook imprint are produced by outside sources. Most of these books are produced by outside packagers that cooperate and consult with Millbrook during the development process but otherwise provide the full range of services needed to publish children's books. At present, the Company has six regular suppliers from England and two United States companies with whom it has ongoing projects. The Company has entered into an exclusive, long-term joint venture with Aladdin Books Limited ("Aladdin"), a major children's packager for the international market, which expires on January 1, 2002, but can be renewed thereafter, to produce 50 nonfiction titles per year to be published under the Company's Copper Beech imprint. The exclusive agreement between the Company and Aladdin was designed to produce books with strong consumer market appeal in popularly priced paperback books as well as content suitable for hardcover books for sales to libraries. Aladdin is responsible for the production, printing and binding of such books, although development costs for such books are shared by Aladdin and the Company. Aladdin retains the sales rights for these books to countries other than the United
States, Canada and the Philippines. Royalties are paid to Aladdin based on the Company's sales. Development recovery amounts are paid to the Company based on sales by Aladdin to other parts of the world.

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

SCHOOL AND PUBLIC LIBRARY

The Company targets the school and public library market through three main channels: wholesalers, telemarketing and direct sales. Large school and public library systems tend to purchase their books through wholesalers on a bid basis, while smaller systems purchase directly from a commission sales representative or through a telemarketing program such as the one the Company conducts. During the fiscal year ended July 31, 1999, approximately 58% of the Company's sales in the school and public library market were made through wholesalers. While most wholesalers do not engage in sales and marketing efforts on behalf of the Company's products, they provide schools and public libraries with a wide range of selection and convenience as well as discounts on bulk orders. Baker & Taylor, one of the largest wholesalers in the school and public library market, accounted for 10% of the Company's net sales in the fiscal year ended July 31, 1999. While the Company believes that there are alternative wholesalers available, a significant reduction in sales to Baker & Taylor would have a material adverse effect on the Company's results of operations. Through a complementary marketing program of telemarketing, advertising, review programs and direct sales calls, the Company believes that one of its greatest strengths is its ability to reach the individual teacher, principal or librarian making the purchase decision. Telemarketing generates 28% of the Company's sales in the school and public library market. Telemarketing penetrates the market through its "preview program" where books are given on loan to teachers and other decision-makers on the premise that the quality of the book will sell itself. In September 1998, the Company initiated a website that will allow librarians to participate in the "preview program" electronically. This should extend the reach of the program significantly. The remaining 14% of the Company's sales in this area results from direct-selling efforts where commissioned salespersons conduct face-to-face meetings at school and libraries with decision-makers or by purchase from the Company's catalogs and advertising. Direct purchases by school and public libraries is the fastest growing area of the Company's sales.

The Company markets its books in numerous ways to support the foregoing efforts. The Company sends complementary copies of each newly published book to library media reviewers and columnists and major county or district school systems that have their own review and recommendation process. The Company believes that a favorable review in a respected library journal can significantly influence the sales prospects of a particular book. Many of the Company's books published under the Millbrook imprint have received favorable reviews, but there can be no assurance that the Company will continue to receive favorable reviews in the future. The Company produces six catalogs and one magazine insert per year. For its school and library accounts, the Company produces one full-line catalog, consisting of a complete annotated backlist as well as new publications for the Fall that is mailed to 100,000 current and perspective accounts. The Company produces a Spring list catalog for mailing to the same audience. An eight-page insert is produced in January to introduce the new list for Spring for distribution in School Library Journal (the major professional journal from which librarians make purchase decisions) and at conventions throughout the year. The Company produces two full-line catalogs per year for the consumer market in May and December. The Company also advertises in many consumer journals, newsletters and newspapers. The Company produces promotional materials for individual titles, themes, authors and illustrators. It also produces standard "leave-behind" sell sheets that refresh a librarian's recollection of a sales presentation. Finally, the Company exhibits its books at many national conventions covering the school and public library and consumer markets.

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

CONSUMER

The sales channels in the consumer market are more diverse than the school and public library market and require a different marketing approach. The Company has recently attracted experienced and talented sales and marketing personnel. The in-house consumer sales group covers the two major areas: traditional consumer book markets and non-traditional consumer book markets. The Company's merchandising and marketing programs have increased its traditional and non-traditional consumer sales from $5.7 million in fiscal year 1998 to $8.2 million in fiscal 1999.

The Company has three sales groups: the in-house sales group, the commissioned sales group and the special sales group. The in-house sales group consists of an in-house sales director and an assistant responsible for sales, promotion and merchandising to the major national and large regional accounts. The commissioned sales group currently consists of approximately 30 commissioned representatives who are responsible for sales to independent bookstores, small regional chains and certain special sales outlets and regional jobbers. The special sales group managed by a sales director markets to specialized retail outlets such as museums, national parks, historical sites, theme parks, gift shops and toy stores, consumer and school catalogs, direct mail, book fairs, book clubs, and display sales companies. The Company's sales representatives sell the full range of the Company's products. The sales groups provide the Company with highly valuable insight by obtaining feedback from customers on current product performance and potential acceptance of proposed products. In addition to the marketing efforts discussed with respect to the school and public library market, the Company conducts additional marketing designed to increase brand name recognition in the consumer market. The Company makes certain that good reviews, which can stimulate sales, are sent to the news media on a regular basis. The Company participates with various outlets in advertising directly to individuals through media and catalogs.

In-store promotions, such as posters, points of purchase displays, brochures, holiday end-of-counter and front-of-store displays, are also utilized by the Company to further enhance its sales in the consumer market.

MANUFACTURING AND SHIPPING

All of the Company's books are printed and bound by third-party manufacturers. During fiscal year 1999, approximately 30% of the Company's printing and binding needs were provided by Worzalla Publishing Company ("Worzalla"), an industry leader in library-bound, short-run printing and binding. Manufacturing is a significant expense item for the Company, with a total of $4.5 million (or approximately 25% of net sales) spent in 1999. The Company has used Worzalla's services since the Company's inception and enjoys a good working relationship with Worzalla. The Company believes it has sufficient alternative sources of manufacturing services to meet its foreseeable needs should Worzalla's services no longer be available to the Company, although manufacturing costs could be adversely impacted.

Shipping orders accurately and promptly upon their receipt is an important factor in the Company's customer service and in closing a sale. Most publishing companies ship products within one week of receipt of a customer order, and in general the Company meets or reduces this timetable. The Company processes customer orders through an in-house processing department. The Company leases warehouse space from, and its products are shipped from Mercedes Distribution Center of Brooklyn, New York.

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

The Company also competes with a large number of other publishers for retail shelf space in large bookstore chains such as Barnes & Noble, Borders and Waldenbooks. In addition to competition among like types of publishing programs, the overall competition for limited educational budgets is intense when other producers of materials used in classrooms and libraries are included, especially producers and distributors of electronic hardware and software. A number of these competitors have considerably greater financial and marketing resources than the Company. Nevertheless, the Company believes that the depth of experience of its management and its relationships in the education sector give the Company a competitive edge not only in producing quality books marketable in the school and library and consumer markets, but also in foreseeing long-term and short-term social and economic forces influencing the children's book industry.

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

EMPLOYEES

As of July 31, 1999, the Company had approximately 50 employees, 80% of which were full-time and 20% were part-time. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company owns no real property. The Company conducts its operation through two facilities. The Company leases approximately 5,500 square feet of office space in Brookfield, Connecticut at a current rental of $112,000 per year plus utilities and taxes. This lease expires in DECEMBER 2002. The Company also leases approximately 1,900 square feet in New York City at a rental of $34,600 per year plus utilities and taxes. This lease expires in APRIL 2004. The Company also leases office space in Southhampton, New York at a current rental of $12,000 per year plus utilities and taxes. This lease expires in September 1999 with renewal option for another three years. It is the Company's intention to renew this lease.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    None

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock of The Millbrook Press Inc. is traded under the symbol MILB on the NASDAQ SmallCap Market. The Company's Common Stock is also traded on the Boston Stock Exchange under the symbol MILB. The following table sets forth the ranges of the high and low closing bid prices for the Common Stock for the fiscal years ended July 31, 1998 and July 31, 1999, as reported on the NASDAQ SmallCap Market, the principal trading market for the Common Stock. The quotations are interdealer prices without adjustment for retail markups, markdowns, or commission and do not necessarily represent actual transactions.

                                  COMMON STOCK

                            YEAR ENDED JULY 31, 1999


                               High                Low

First Quarter                  3-1/2               1-3/4

Second Quarter                 6-5/8               1-7/8

Third Quarter                  3-15/16             2-1/2

Fourth Quarter                 3                   2-1/4

                            YEAR ENDED JULY 31, 1998

First Quarter                  6-3/8               4-5/8

Second Quarter                 5-5/8               4-1/2

Third Quarter                  4-1/2               3-3/4

Fourth Quarter                 4-1/4               3

As of July 31, 1999, the Company had 3,455,000 shares of Common Stock outstanding and 61 holders of record of the Company's Common Stock. The Company believes that at such date, there were in excess of 600 beneficial owners of the Company's Common Stock.

The Company has never paid any dividends on its Common Stock. The Company currently intends to retain all earnings, if any, to support the development and growth of the Company's business. In addition, the Company's revolving line of credit with People's Bank prohibits the

Company from the declaration or payment of dividends. Accordingly, the Company does not anticipate that any cash dividends will be declared on its Common Stock in the foreseeable future.

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

         School and Public Library Market

The addition of Twenty-First Century Books was one element in substantially increasing school and public library sales. The second element was greater emphasis on telemarketing and direct sales. Both elements produced substantial results in fiscal year 1999.

         Fourth Quarter Adjustments

Due to less than expected sales on certain titles during the fourth quarter of 1999, the Company is writing off related royalty advances. In addition, the Company is also increasing its inventory reserve for related product.


         RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

Fiscal 1999 revenues increased 20% from $15.6 million in fiscal 1998 to $18.7 million in fiscal 1999. Increased sales resulted from major increases in special sales to direct sales organizations, book clubs, book fairs and catalogs, plus an increase in direct sales to school and public libraries through telemarketing programs, direct sales force and direct mail campaigns.

Gross profits for the year ended July 31, 1999 were $8,604,000, prior to adjustments, as compared to $7,813,000 for the previous year. Due to less than expected sales on certain titles during the fourth quarter of 1999, the Company is writing off related royalty advances. In addition, the Company is also increasing its inventory reserve for related product. The result of these write-offs and reserves caused the Company to take $914,000 of non-cash operating charges. Gross profits after adjustments for fiscal 1999 were $7,805,000.

Selling and marketing expenses for fiscal 1999 decreased to 32% of net sales from 33% of net sales for fiscal 1998. Selling and marketing expenses increased $739,000 over 1998 as a result of the Company's efforts to expand its internal marketing operations and higher warehousing and distribution costs due to increased sales. However, as a percentage of net sales, selling and marketing expenses have decreased.

Net operating profit for the year ended July 31, 1999 was $639,000 before adjustments, compared to $866,000 for the previous year. Taking adjustments into account, the result was a net operating loss of $275,000 for the year ended July 31, 1999.

Net interest expense increased from $218,000 in fiscal 1998 to $399,000 in fiscal 1999. The increase in interest expense is due to borrowing for the acquisition of Twenty-First Century Books (December 1997), and borrowing for working capital requirements, due to higher sales levels.

Net income for the year ended July 31, 1999 was $240,000 before adjustments, compared to $648,000 in the previous year. Taking adjustments into account, the result was a net loss of $674,000 for the year ended July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1999, the Company had cash and working capital of $133,000 and $4.7 million, respectively, as compared to cash and working capital of $34,000 and $5.4 million, respectively as of July 31, 1998.

The Company has available a $7,500,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness, to grant security interest in the assets of the Company or to pay dividends on the Company's securities. As of July 31, 1999, the Company has $5,458,000 outstanding under this line, all of which is classified as current liabilities since it is due on demand. The reason for the increase in the debt is the acquisition of Twenty-First Century Books and to meet working capital needs. At July 31, 1999, the Company was not in compliance with certain covenants contained in its credit agreement with People's Bank, as amended on June 10, 1998. The Company has obtained a waiver from People's Bank for its non-compliance status.

Inventory of finished goods totaled $7.1 million and $6.7 million at July 31, 1999 and 1998, respectively. The higher level of inventory is due to the introduction of the beginning reader program and the increasing size of our trade and school and library backlist. The increase in accounts receivable of $1,159,000 from the prior year is due to increased sales.

Based on its current operating plan, the Company believes that its existing resources together with cash generated from operations and cash available through its credit line will be sufficient to satisfy the Company's contemplated working capital requirements through approximately July 31, 2000. However, there can be no assurance that the Company's working capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after July 31, 2000, the Company may seek additional funds from borrowings or through debt or equity financing.

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

YEAR 2000 DISCLOSURE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies, including customers and potential customers of the Company, may need to be upgraded to comply with such "Year 2000" requirements. The Company is closely monitoring the progress the developers of the software the Company utilizes in many of its customer projects, as well as the developers of the software utilized in internal systems are making towards ensuring that the products the Company utilizes are Year 2000 compliant. The Company believes that its internal systems and third party software incorporated into client solutions will be Year 2000 compliant. Failure to provide Year 2000 compliant business solutions and software to its customers could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's costs to ensure that internal systems and software acquired for integration into client business solutions are Year 2000 compliant has not been and is not expected to become significant.

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

ITEM 7.          FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Shareholders and The Board of Directors
The Millbrook Press Inc.:


We have audited the accompanying balance sheets of The Millbrook Press Inc. as of July 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Millbrook Press Inc. as of July 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Arthur Andersen LLP


Stamford, Connecticut
October 22, 1999

                            THE MILLBROOK PRESS INC.


                                 BALANCE SHEETS

                             JULY 31, 1999 AND 1998




                                                                                      1999        1998
                                                                                      ----        ----
                   ASSETS

  Current assets:
       Cash                                                                     $   133,000  $    34,000
       Accounts receivable (less allowance for returns and bad
        debts of $803,000 in 1999 and $630,000 in 1998)                           6,104,000    4,945,000
       Inventories                                                                7,079,000    6,709,000
       Royalty advances, net                                                        699,000      857,000
       Prepaid expenses                                                             341,000      423,000
                                                                                -----------  -----------
                                  Total current assets                           14,356,000   12,968,000
                                                                                -----------  -----------
       Plant costs, net                                                           4,360,000    4,248,000
       Fixed assets, net                                                            237,000      236,000
       Goodwill, net                                                              3,126,000    3,336,000
       Royalty advances, net                                                        852,000      673,000
       Other assets                                                                    --         15,000
                                                                                -----------  -----------
                                  Total assets                                  $22,931,000  $21,476,000
                                                                                ===========  ===========

                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            THE MILLBROOK PRESS INC.


                                 BALANCE SHEETS

                             JULY 31, 1999 AND 1998

                                   (Continued)


                                                                 1999            1998
                                                                 ----            ----

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to banks                                 $  5,458,000   $  3,875,000
     Accounts payable and accrued expenses                     3,892,000      3,406,000
     Royalties payable                                           308,000        248,000
                                                            ------------   ------------
                Total current liabilities                      9,658,000      7,529,000
                                                            ------------   ------------
Commitments

Stockholders' equity:
     Common stock, par value $.01 per share, authorized
      12,000,000 shares; issued and outstanding 3,455,000
      shares in 1999 and 1998

                                                                  35,000         35,000
     Additional paid-in capital                               17,556,000     17,556,000
     Accumulated deficit                                      (4,318,000)    (3,644,000)
                                                            ------------   ------------
                Total stockholders' equity                    13,273,000     13,947,000
                                                            ------------   ------------
                Total liabilities and stockholders' equity  $ 22,931,000   $ 21,476,000
                                                            ============   ============


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            THE MILLBROOK PRESS INC.


                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998



                                                    1999          1998
                                                    ----          ----

Net sales                                      $ 18,763,000   $ 15,615,000

Cost of sales                                    10,958,000      7,802,000
                                               ------------   ------------
              Gross profit                        7,805,000      7,813,000
                                               ------------   ------------
Operating expenses:
     Selling and marketing                        5,915,000      5,176,000
     General and administrative                   2,165,000      1,771,000
                                               ------------   ------------
              Total operating expenses            8,080,000      6,947,000
                                               ------------   ------------
Operating income (loss)                            (275,000)       866,000

Interest expense                                    399,000        218,000
                                               ------------   ------------
Net income (loss)                              $   (674,000)  $    648,000
                                               ============   ============


Earnings (loss) per share (basic and diluted)  $       (.20)  $        .19
                                               ============   ============
Weighted average shares outstanding
                                                  3,455,000      3,455,000
                                               ============   ============


                 The accompanying notes to financial statements
               are an integral part of these financial statements.

                            THE MILLBROOK PRESS INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998


                                                         Additional
                                  Common Stock            Paid-In       Accumulated
                               Shares       Amount        Capital           Deficit        Total
                               ------       ------        -------           -------        -----

Balance at July 31, 1997      3,455,000     $35,000     $17,556,000     $(4,292,000)     $13,299,000

Net income                        -           -               -             648,000          648,000
                              ---------     -------     -----------     -----------      -----------

Balance at July 31, 1998      3,455,000     $35,000     $17,556,000     $(3,644,000)     $13,947,000

Net income                        -           -               -            (674,000)        (674,000)
                              ---------     -------     -----------     -----------      -----------
Balance at July 31, 1999      3,455,000     $35,000     $17,556,000     $(4,318,000)     $13,283,000
                              =========     =======     ===========     ===========      ===========


                 The accompanying notes to financial statements
               are an integral part of these financial statements.

                           THE MILLBROOK PRESS INC.

                           STATEMENTS OF CASH FLOWS

                      YEARS ENDED JULY 31, 1999 AND 1998

                                                                          1999          1998
                                                                          ----          ----

Cash flows from operating activities:
     Net (loss) income                                                $  (674,000)  $   648,000
     Depreciation and amortization                                      1,912,000     1,548,000
     Changes in assets and liabilities, excluding effects
      from acquisition of Twenty-First Century Books:
            Increase in accounts receivable                            (1,159,000)   (2,121,000)
            Increase in inventories                                      (370,000)   (1,261,000)
            Increase in royalty advances                                  (21,000)     (610,000)
            Decrease in prepaid expenses                                   82,000       159,000
            Decrease in other assets                                       15,000        19,000
            Increase in accounts payable and accrued expenses             486,000     1,135,000
            Increase in royalties payable                                  60,000        49,000
                                                                      -----------   -----------
              Net cash provided by (used in) by operating activities      331,000      (434,000)
                                                                      -----------   -----------
Cash flows from investing activities:
     Capital expenditures                                                 (81,000)      (65,000)
     Plant costs, excluding effect from acquisition of
      Twenty-First Century Books
                                                                       (1,734,000)   (1,652,000)
     Payment for acquisition of Twenty-First Century Books                   --      (2,013,000)
                                                                      -----------   -----------
             Net cash used in investing activities                     (1,815,000)   (3,730,000)

Cash flows from financing activities:
     Proceeds from borrowings under notes payable                       1,583,000     3,875,000
                                                                      -----------   -----------

            Net cash provided by financing activities                   1,583,000     3,875,000

            Net increase (decrease) in cash                                99,000      (289,000)
                                                                      -----------   -----------
Cash at beginning of year                                                  34,000       323,000
                                                                      -----------   -----------

Cash at end of year                                                   $   133,000   $    34,000
                                                                      ===========   ===========
Supplemental disclosures:
     Interest paid                                                    $   399,000   $   218,000
                                                                      ===========   ===========
     Income taxes paid                                                $   145,000   $    12,000
                                                                      ===========   ===========

                 The accompanying notes to financial statements
               are an integral part of these financial statements.

                            THE MILLBROOK PRESS INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 1999 AND 1998

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

         Plant Costs-

         Plant costs consisting of plates, photo engravings, separations and other text costs of unpublished books are amortized over five years from publication date or the estimated remaining life, if shorter. Plant costs at July 31, 1999 and 1998 are presented net of accumulated amortization of $7,716,000 and $6,115,000 respectively.

         Advertising Costs-

         Advertising costs are expensed in the periods in which the costs are incurred. Catalog costs consisting of the costs of producing and distributing catalogs are expensed ratably over the year in which the costs are incurred in relation to sales. Advertising expense for the years ended July 31, 1999 and 1998 was $479,000 and $538,000, respectively.

         Fixed Assets-

         Fixed assets are recorded at cost. Depreciation and amortization of fixed assets are computed on the straight-line method based on useful lives ranging from 7-10 years for office furniture and equipment and 5 years for computers. Leasehold improvements are amortized over the lesser of the lease term or the life of the asset.

         Goodwill and Other Long Lived Assets-

         Goodwill represents the excess of the cost over the fair value of the net assets acquired. For financial reporting purposes, the excess of cost over the fair value of net assets acquired is amortized over 20 years using the straight-line method. Accumulated amortization at July 31, 1999 and 1998 is $1,051,000 and $842,000, respectively. Pursuant to
         Internal Revenue Code Section 197, for Federal income tax purposes such goodwill is deductible over 15 years.

         The Company systematically reviews the recoverability of its long-lived assets by comparing their unamortized carrying value to their anticipated undiscounted future cash flows. Any impairment is charged to expense when such determination is made.

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

         Earnings (loss) per share are net earnings (loss) less the dividend requirements on preferred stock, divided by the weighted average number of common stock outstanding for the periods. Per share data for 1999 and 1998 does not assume the exercise of common stock options as the option exercise price is above the average market price of common stock for the year.

         Stock Options-

         The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of Accounting Principles Board ("APB') Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

(3)      Fixed Assets:

         Fixed assets at July 31, 1999 and 1998 consist of the following:

                                                    1999             1998
                                                    ----             ----

         Office furniture and equipment          $184,000        $ 184,000
         Computers                                487,000          407,000
         Telecommunication equipment               61,000           60,000
         Leasehold improvements                    75,000           75,000
                                                 --------        ---------
                                                  807,000          726,000
         Accumulated depreciation                (570,000)        (490,000)
                                                 --------        ---------
                                                $ 237,000        $ 236,000
                                                 ========        =========
                                       27

         Depreciation expense for the years ended July 31, 1999 and 1998 was $80,000 and $86,000, respectively.

(4)      Notes Payable to Banks:

         On December 14, 1995, the Company entered into a revolving line of credit agreement with a bank that provided for borrowings up to $2,700,000. The bank increased the available line of credit to $4,000,000 on June 17, 1997 and to $7,500,00 on June 10, 1998. The line of credit provides for an interest rate at the bank's base rate plus .5% (8% and 9% at July 31, 1999 and 1998, respectively). In addition, a certain portion of the line of credit may be priced at the 90 day Libor rate plus 2.0% (5.03%) at July 31, 1999. At July 31, 1999, the amount outstanding under this credit agreement was $5,458,000 ($3,000,000 of which was priced at the Libor rate). Advances under this line of credit are collateralized by substantially all of the assets of the Company. The revolving line of credit, which is payable upon demand by the bank, contains various covenants which include, among other things, a minimum tangible net worth requirement. The revolving line of credit prohibits the Company from the declaration or payment of dividends on common stock.

         At July 31, 1999, the Company was not in compliance with certain covenants contained in its credit agreement with People's Bank, as amended on June 10, 1998. The Company has obtained a waiver from People's Bank for its non-compliance status.


(5)      Income Taxes:

         No Federal income taxes were provided for the years ended July 31, 1999 and 1998, due to the Company's net operating losses. The actual income tax expense differs from the "expected" income tax benefit computed by applying the U.S. Federal corporate income tax rate to loss before income taxes for the years ended July 31, 1999 and 1998 as follows:


                                                            1999         1998
                                                            ----         ----

         Computed "expected" income tax benefit          $ (229,000)   $220,000
         State and local income taxes, net of
           Federal benefit                                  (37,000)     39,000
         Increase (decrease) in valuation allowance         263,000    (265,000)
         Nondeductible expenses                              13,000       6,000
         Other                                              (10,000)         -
                                                         ----------    ---------
                      Provision for income taxes         $      -      $     -
                                                         ==========    =========

         The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and deferred tax liabilities at July 31, 1999 and 1998 are the following:

                                                      1999               1998
                                                      ----               ----
         Deferred tax assets:
          Accounts receivable allowances         $    320,000        $   72,000
          Inventory reserves                          326,000           336,000
          Unicap                                      373,000            51,000
          Plate and revision costs                     80,000            93,000
          Fixed assets                                 61,000               -
          Pre-publication costs                       665,000               -
          AMT credit                                   25,000               -
          Net operating loss carryforwards            103,000           297,000
          Other                                         2,000               -
                                                -------------        ----------
                    Net deferred tax asset         1,955,000            849,000
        Less:  Valuation allowance                  (960,000)          (697,000)
                                               -------------        ----------
                    Net deferred tax asset           995,000            152,000
                                               -------------        ----------
        Deferred tax liabilities:
        Fixed asset depreciation                           -            (13,000)
        Goodwill amortization                       (240,000)          (139,000)
        Plate and revision costs                           -                 -
        Adjustment for change in tax accounting
         method                                      (755,000)               -
                                               --------------       ----------
                    Net deferred tax liability       (995,000)         (152,000)
                                               --------------       -----------
                    Net deferred income taxes     $       -        $       -
                                               ==============       ===========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carryforwards become deductible. Based on the Company's net operating losses to date, the Company has established a valuation allowance of $960,000 at July 31, 1999. The Company's tax net operating loss carryforward of approximately $103,000 at July 31, 1999 expires in the years 2009 to 2012. The Tax Reform Act of 1986 included certain provisions relating to changes in stock ownership, which if triggered, could result in future annual limitations on the utilization of the net operating loss carryforwards.

(6)      Stock Option Plan:

         The Company has reserved 675,000 shares of common stock under its non-qualified 1994 Stock Option Plan ("Option Plan") which provides that a committee, appointed by the Board of Directors, may grant stock options to eligible employees, officers and directors of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Plan. All stock options granted by the Company expire seven years after the grant date. Stock options vest over a period from 2-5 years as determined by the stock option committee.
                                       29

         In October 1996, the Company amended the Option Plan to decrease the exercise price on outstanding options from $8.00 per share to the initial public offering price of $4.50 per share. Non-vested options outstanding on the effective date (December 23, 1996) of the initial public offering, representing options for 283,500 shares, will vest 50% one year from that date and additional 50% two years from that date. As of July 31, 1999 and 1998, there were options outstanding for 517,500 shares and 527,000 shares, respectively, under the Option Plan.

         The per share weighted-average fair value of stock options granted during 1998, calculated in accordance with SFAS No. 123, was $1.88 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected volatility 37%, risk-free interest rate of 5.7% and an expected life of 5 years.

         The Company applies APB Opinion No. 25 in accounting for its Option Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have changed to the pro forma amounts indicated below:

                                                                1999          1998
                                                                ----          ----
         Net income (loss)
         As reported                                        $(674,000)     $   648,000
         Pro forma                                           (764,000)         587,000
         Earnings (loss) per share (basic and diluted)
         As reported                                             (.20)             .19
         Pro forma                                               (.22)             .17

         Pro forma net income (loss) reflects only options granted in 1999 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods of 2-5 years and compensation cost for options granted prior to August 1, 1995 is not considered.

         Stock Option Plan activity during the periods indicated is as follows:

                                                                     Weighted-
                                                   Number of           Average
                                                    Shares        Exercise Price
                                                   ----------     --------------


         Balance at July 31, 1996                   285,500            8.00
            Granted                                 463,500            4.78
            Cancelled                              (310,500)           8.00
                                                  ---------
         Balance at July 31, 1997                   438,500            4.60 (a)
            Granted                                 126,000            4.50
            Forfeited                               (37,500)           4.50
                                                  ---------
         Balance at July 31, 1998                   527,000            4.50

            Granted                                       -               -
            Forfeited                                (9,500)           4.54
                                                  ---------
         Balance at July 31, 1999                   517,500            4.50
                                                  =========

         (a) As discussed above, in October 1996, the Company amended the Option Plan to decrease the exercise price on outstanding options from $8.00 per share to $4.50 per share.

         At July 31, 1999 and 1998, the range of exercise prices was $4.50 - $6.075. The weighted-average remaining contractual life of outstanding options at July 31, 1999 and 1998 was 4.2 and 4.9 years, respectively.

         At July 31, 1999 and 1998, the number of options exercisable were 353,000 and 219,000, respectively, and the weighted-average exercise price of those options was $4.50.

         In December 1996 in connection with the initial public offering, the Company sold to the Underwriter for $100, the Underwriter's Purchase Option ("Purchase Option"), consisting of the right to purchase up to an aggregate of 170,000 shares of common stock. The Purchase Option is exercisable at $6.075 per share for a period of four years commencing one year from December 17, 1996.

(7)      401(k) Profit Sharing Plan:

         The Company maintains a Non-standardized Prototype Cash or Deferred Profit Sharing 401(k) Plan (the "Plan"). Participation in the Plan by employees requires that they complete six months of service for the Company and attain 21 years of age. Employees on the Plan's effective date did not have to satisfy the six-month service requirement. The Company determines each year a discretionary matching contribution. Such additional contribution, if any, shall be allocated to employees in proportion to each participant's contribution. The Company did not contribute to the Plan during the years ended July 31, 1999 and 1998.

(8)      Commitments

         The Company leases office facilities under operating leases which expire at various dates through 2004. The leases are subject to escalation clauses as they relate to certain expenses of the lessor, i.e., utilities and real estate taxes.

         Minimum future rental payments under non-cancelable operating leases having initial or remaining terms in excess of one year are as follows:

                     Year ending July 31         Amount
                     -------------------         ------

                          2000                  $146,000

                          2001                   150,000

                          2002                   154,000

                          2003                    93,000

                          2004                    39,000

                          Thereafter                  --
                                                --------

                                                $582,000
                                                ========


         Rent expense for the years ended July 31, 1999 and 1998 were $158,000 and $167,000, respectively.

         In May 1994, the Company entered into an agreement with Aladdin Books, a British publishing company, whereby Aladdin agreed to produce no less than 50 titles per year for Millbrook through January 1, 2002. The titles are to be wholly owned by Millbrook. Aladdin is responsible for production, printing and binding. Production costs are shared by Aladdin and Millbrook. Aladdin retains sales rights for these titles to countries other than the United States, Canada and the Philippines. Royalties are paid to Aladdin based on Millbrook sales. Development recovery amounts are paid to Millbrook based on sales by Aladdin to other parts of the world. Net payables to Aladdin at July 31, 1999 and 1998 are $858,000 and $681,000, respectively.

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

(10)     Concentration of Credit Risk:

         The company extends credit to various companies in the retail and mass merchandising industry for the purchase of its merchandise which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of its customers and reserves for potential losses are maintained. One customer accounted for 10% and 7% of the Company's net sales for the years ended July 31, 1999 and 1998, respectively.

(11)     Acquisition of Twenty-First Century Books:

         On December 5, 1997, certain assets of Twenty-First Century Books ("Twenty-First Century"), were acquired by the Company for approximately $2,013,000 in cash. The acquisition has been recorded using the purchase method of accounting. Accordingly, the accompanying financial statements include the results of operations of Twenty-First Century from December 5, 1997. Goodwill resulting from this acquisition is being amortized on a straight line basis over 20 years.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                         None


Part III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16 (a) of the Exchange Act.

         The information required by Item 9 regarding directors is incorporated by reference to the information appearing under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year. The information required by Item 9 regarding executive officers appears under the caption "Executive Officers of the Registrant" in Part I.

Item 10. Executive Compensation.

         The information required by Item 10 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required by Item 11 is incorporated by reference to the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.


Item 12. Certain Relationships and Related Transactions

         The information required by Item 12 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

Item 13. Exhibits, List and Reports on Form 8-K

               (a)    Exhibits


Exhibit
Number                              Description of Exhibit
-------         ----------------------------------------------------------------

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

***10.13 Employment Agreement, dated as of January 20, 1997, by and between the Company and Satish Dua.

****10.14       Employment  Agreement, dated as of February 1999, by and between the Company and David Allen.


****27          Financial Data Schedule

--------------------------------------------------------------------------------


*               Filed as an  Exhibit  to the  Company's  Annual  Report  on Form
                10-KSB for the year  ended July 31,  1998
**              Filed as an Exhibit to the Company's  Registration  Statement on
                Form SB-2 (No. 33-14631)
***             Filed as an  Exhibit  to the  Company's  Annual  Report  on Form
                10-KSB for the year ended July 31, 1997
****            Filed herewith

                (b)  Reports on Form 8-K

                The Company filed a Form 8-K under Item 4 (Form 8-K).

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE MILLBROOK PRESS INC.

Dated:  October 27, 1999              By: /s/ Jeffrey Conrad
                                              Jeffrey Conrad, President and
                                              Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures                        Title                            Date

/s/ Jeffrey Conrad                President and                October 27, 1999
-------------------------
Jeffrey Conrad                    Chief Executive Officer
                                  (Principal Executive
                                  Officer)

/s/ David Allen                   Chief Financial Officer      October 27, 1999
-------------------------
David Allen                       (Principal Financial
                                  Officer and Principal
                                  Accounting Officer)

/s/ Howard Graham                 Chairman of the Board        October 27, 1999
-------------------------
Howard Graham

/s/ Frank J. Farrell              Director                     October 27, 1999
-------------------------
Frank Farrell

/s/ Barry Fingerhut               Director                     October 27, 1999
-------------------------
Barry Fingerhut

/s/ Barry Rubenstein              Director                     October 27, 1999
-------------------------
Barry Rubenstein

/s/ Hannah Stone                  Director                     October 27,1999
-------------------------
Hannah Stone