Form 10QSB
period 1999-10-31
MILLBROOK PRESS INC
filed 1999-12-03
CIK 1022899

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 1999.

( )    Transition  report under  Section 13 or 15(d) of the Exchange Act For the
       transition period from                  to
                              ----------------    -----------------

       Commission file number
                              -------------

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

Yes  /X/  No  / /

                       APPLICABLE ONLY TO CORPORATE ISSUES

State the number of share outstanding of each of the issuer's classes of common equity, as of October 31, 1999.

                  3,455,000 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes / /   No  /X/

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                October 31, 1999



PART I.  FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Statements of Operations for the three months ended October 31, 1999 and 1998

                 Balance Sheet as of October 31, 1999

                 Statements of Cash Flows for three months ended October 31, 1999 and 1998

                 Notes to Financial Statements


       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       PART II.  OTHER INFORMATION

       Item 5.   Other Information

       Item 6.   Exhibits and Reports on Form 8 - K

                            THE MILLBROOK PRESS INC.
                            Statements of Operations



                                                         Three  months ended
                                                               October 31
                                                          1999           1998
                                                          ----           ----

Net sales                                             $5,208,000      $4,815,000

Cost of sales                                          2,661,000       2,465,000
                                                      ----------      ----------

Gross profit                                           2,547,000       2,350,000

Operating expenses:
    Selling and marketing                              1,539,000       1,533,000
    General and administrative                           405,000         419,000
                                                      ----------      ----------
   Total operating expenses                            1,944,000       1,952,000
                                                      ----------      ----------

Operating income                                         603,000         398,000
Interest expense                                         114,000          93,000
                                                      ----------      ----------

Net income                                            $  489,000      $  305,000
                                                      ==========      ==========

Earnings per share (basic and diluted)                $     0.14      $     0.09
                                                      ==========      ==========

Weighted average shares outstanding                    3,455,000       3,455,000
                                                      ==========      ==========

                            THE MILLBROOK PRESS INC.
                                  Balance Sheet
                                October 31, 1999

Assets
------

Cash                                                               $     90,000
Accounts receivable, net                                              6,076,000
Inventory                                                             7,092,000
Royalty advances, net                                                   699,000
Prepaid expense and other assets                                        351,000
                                                                   ------------
Total current assets                                                 14,308,000

Plant costs, net                                                      4,239,000
Royalty advances, net                                                   728,000
Fixed assets, net                                                       229,000
Goodwill, net                                                         3,073,000
                                                                   ------------

Total assets                                                       $ 22,577,000
                                                                   ============

Liabilities and Stockholders' Equity
------------------------------------

Accounts payable and accrued expenses                              $  3,016,000
Notes payable to bank                                                 5,643,000
Royalties payable                                                       156,000
                                                                   ------------
Total current liabilities                                             8,815,000

Stockholders' Equity
Common stock, par value $.01, 12,000,000
   shares authorized, 3,455,000 shares issued
   and outstanding                                                       35,000
Additional paid in capital                                           17,556,000
Accumulated deficit                                                  (3,829,000)
                                                                   ------------
Total stockholders' equity                                           13,762,000
                                                                   ------------

Total liabilities & stockholders' equity                           $ 22,577,000
                                                                   ============

                            THE MILLBROOK PRESS INC.
                            Statements of Cash Flows



                                                              Three months ended October 31
                                                                   1999           1998
                                                                   ----           ----
CASH FLOW  FROM OPERATING ACTIVITIES:
Net income                                                   $   489,000    $  305,000

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                                    487,000       435,000
Changes in assets & liabilities:
   Accounts receivable                                            28,000    (1,020,000)
   Inventory                                                     (13,000)       80,000
   Prepaid expenses and other assets                             113,000        89,000
   Accounts payable & accrued expenses                        (1,028,000)     (225,000)
                                                             -----------   -----------


Cash provided by (used in) operating activities:                  76,000      (336,000)
                                                             -----------   -----------


CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                             (20,000)      (20,000)
Plant costs                                                     (284,000)     (353,000)
                                                             -----------   -----------
Cash used in investing activities                               (304,000)     (373,000)
                                                             -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under lines of credit                             185,000       761,000
                                                             -----------   -----------
Cash provided by financing activities                            185,000       761,000
                                                             -----------   -----------

Net increase (decrease) in cash                                  (43,000)       52,000

Cash at beginning of period                                      133,000        34,000
                                                             -----------   -----------

Cash at end of period                                        $    90,000   $    86,000
                                                             ===========   ===========

Supplemental disclosure:

Interest paid                                                $   114,000   $    93,000
                                                             ===========   ===========
Income tax paid                                              $    15,000   $   101,000
                                                             ===========   ===========


NOTES TO FINANCIAL STATEMENTS
October 31, 1999

Basis of Presentation

The financial statements of The Millbrook Press Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. The results of the October 31, 1999 interim period are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the fiscal year ended July 31, 1999.

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

Earnings Per Share

In December 1997, the company adopted Statement of Financial Accounting Standard (SFAS 128) "Earnings Per Share". SFAS 128 presents earnings per share on a basic and diluted basis. The computation of basic earnings per share is based on income available to common stockholders and the weighted average number of common shares outstanding during the three month period. The following table details the computation of basic and diluted earnings per share for the three month periods.

                                                    For the three months ended
                                                             October 31,

                                                      1999                1998
                                                      ----                ----

Net income                                         $  489,000         $  305,000

Basic & dilutive shares                             3,455,000          3,455,000

Basic & diluted EPS                                $     0.14         $     0.09


Notes Payable to Bank

As of October 31, 1999, the Company had available a $7,500,000 revolving line of credit with People's Bank and the Company had $5,643,000 outstanding under this line. As of October 31, 1999, the Company is in compliance with all covenants of the loan agreement with People's Bank, as amended June 10, 1998.

Taxes

No federal income taxes have been provided for the three months ended October 31, 1999 and 1998 due to the Company's net operating loss carryforwards.



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

     Consumer Market Compared to the School and Public Library Market

As the  Company  sells its  products  in the  consumer  market,  the  results of operations and its financial condition could be influenced by certain distinctions between the consumer market and the school and public library market. It is generally more difficult to collect receivables in the consumer market than in the school and library market. Sales to the consumer market have a higher return rate than sales to the school and public library market and accordingly the Company will need to deduct a higher reserve for returns from its gross sales. Sales to the consumer market have a lower gross profit margin than sales to the school and library market because consumer sales have higher sales discounts and promotional allowances than sales to the school and public library market.

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


     Sales Incentives and Returns

In connection with the introduction of new books, many book publishers, including the Company, discount prices of existing products, provide certain promotional allowances and credits or give other sales incentives to their customers. The Company intends to continue such practices in the future. In addition, the practice in the publishing industry is to permit customers including wholesalers and retailers to return merchandise. Most books not sold may be returned to the Company for credit. The rate of return also can have a significant impact on quarterly results since certain wholesalers return large quantities of products at one time irrespective of marketplace demand for such products, rather than spreading out the returns over the course of the year. The Company computes net sales by deducting actual returns as well as additional reserves as required from its gross sales. Return allowance may vary as a percentage of gross sales based on actual return experience. Although the Company believes its reserves have been adequate to date, there can be no assurance that returns by customers in the future will not exceed historically observed percentages or that the level of returns will not exceed the amount of reserves in the future. In the event that the amount reserved proves to be inadequate, the Company's operating results will be adversely affected.

Results of Operations
---------------------

Net sales for the first quarter ended October 31, 1999 were $5,208,000 compared to $4,815,000 for the same period last year. Increased sales in both the school and public library and consumers markets accounted for the favorable results.

Gross profit margin for the first quarter ended October 31, 1999 amounted to $2,547,000 or 49% of net sales compared to $2,350,000, or 49% of net sales for the same period last year.

Selling and marketing expenses for the quarter ended October 31, 1999 were 30% of net sales compared to 32% of net sales for the quarter ended October 31, 1998.

General and administrative expenses decreased by $14,000 to $405,000 for the quarter ended October 31, 1999 compared to $419,000 for the quarter ended October 31, 1998.

During the quarter ended October 31, 1999, the Company had operating income of $603,000 compared with operating income of $398,000 for the same period in 1998.

Interest expense for the quarter ended October 31, 1999 was $114,000 compared to $93,000 for the same period last year due to increased bank borrowing for working capital needs of $1,000,000.

Net income for the quarter ended October 31, 1999 was $489,000 compared to $305,000 for the same period last year.

Liquidity and Capital Resources
-------------------------------

As of October 31, 1999, the Company had a $7,500,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness, to grant security interest in the assets of the Company or to pay dividends on the Company's securities.

As of October 31, 1999, the Company had $5,643,000 outstanding under this line as compared to $4,636,000 as of October 31, 1998. This debt increased due to increased working capital requirements.

As of October 31, 1999, the Company had cash and working capital of $90,000 and $5,493,000, respectively, as opposed to cash and working capital of $86,000 and $5,864,000, respectively, as of October 31, 1998.

Inventory of finished goods totaled $7,092,000 and $6,628,000 at October 31, 1999 and 1998 respectively. The higher level of inventory is due to the beginning reader program and the increasing size of our trade and school and library backlist. The increase in accounts receivable of $111,000 from October 31, 1998 is due to increased sales.

Based on its current operating plan, the Company believes that its existing resources together with cash generated from operations and cash available through its credit line will be sufficient to satisfy the Company's contemplated working capital requirements through approximately July 31, 2000. However, there can be no assurance that the Company's working capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after July 31, 2000, the Company may seek additional funds through debt or equity financing.

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

PART II. Other Information
--------------------------

Item 5: Other Information

                  None

Item 6:  Exhibits and reports on Form 8-K

          (a)     Exhibits
                  Exhibit 27--Financial Data Schedule

          (b)     Form 8-K--None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        The Millbrook Press, Inc.
                                        -------------------------
                                        (Registrant)



December 1, 1999                        By: /S/ David Allen
                                           ----------------------------------
                                            David Allen
                                            Chief Financial Officer