Form 10QSB
period 2000-01-31
MILLBROOK PRESS INC
filed 2000-03-15
CIK 1022899

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


       (Mark One)
(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended January 31, 2000.

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

Yes /X/               No / /

                       APPLICABLE ONLY TO CORPORATE ISSUES

       State the number of share outstanding of each of the issuer's classes of common equity, as of January 31, 2000.

                  2,859,887 shares of Common Stock outstanding
--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (check one):

       Yes / /       No  /X/

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                January 31, 2000



PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Statements of Operations for the three and six months ended January 31, 2000 and 1999

            Balance Sheet as of  January  31, 2000

            Statements of Cash Flows for six months ended January 31, 2000 and 1999

            Notes to Financial Statements


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

  Item 5.   Other Information

  Item 6.   Exhibits and Reports on Form 8 - K

                            THE MILLBROOK PRESS INC.
                            Statements of Operations


                                           Six  months ended          Three months ended
                                               January 31                January 31
                                            2000         1999         2000         1999
                                            ----         ----         ----         ----

Net sales                               $10,492,000  $ 9,326,000  $ 5,284,000  $ 4,511,000

Cost of sales                             5,638,000    4,911,000    2,977,000    2,446,000
                                        -----------  -----------  -----------  -----------

Gross profit                              4,854,000    4,415,000    2,307,000    2,065,000

Operating expenses:
    Selling and marketing                 2,991,000    2,957,000    1,452,000    1,424,000
    General and administrative              868,000      937,000      463,000      518,000
                                        -----------  -----------  -----------  -----------
   Total operating expenses               3,859,000    3,894,000    1,915,000    1,942,000
                                        -----------  -----------  -----------  -----------

Operating income                            995,000      521,000      392,000      123,000

Interest expense                            239,000      200,000      125,000      107,000
                                        -----------  -----------  -----------  -----------

Income before income tax                $   756,000  $   321,000  $   267,000  $    16,000

Provision for income tax                    116,000            0      116,000            0
                                        -----------  -----------  -----------  -----------

Net income                              $   640,000  $   321,000  $   151,000  $    16,000
                                        ===========  ===========  ===========  ===========


Earnings per share (basic and diluted)  $      0.19  $      0.09  $      0.05  $      0.00
                                        ===========  ===========  ===========  ===========


Weighted average shares outstanding       3,307,856    3,455,000    3,163,912    3,455,000
                                        ===========  ===========  ===========  ===========

                            THE MILLBROOK PRESS INC.
                                 Balance Sheet
                                January 31, 2000

Assets

Cash                                                            $28,000
Accounts receivable, net                                      6,603,000
Inventory                                                     7,243,000
Royalty advances, net                                           699,000
Prepaid expense and other assets                                316,000
                                                                -------
Total current assets                                         14,889,000

Plant costs, net                                              4,186,000
Royalty advances, net                                           667,000
Fixed assets, net                                               230,000
Goodwill, net                                                 3,020,000
                                                              ---------

Total assets                                                $22,992,000

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                        $3,663,000
Notes payable to bank                                         5,285,000
Royalties payable                                               136,000
Current portion of long term debt                               300,000
                                                                -------
Total current liabilities                                     9,384,000

Long term debt                                                  664,000

Total liabilities                                            10,048,000

Stockholders' Equity
Common stock, par value $.01, 12,000,000
   shares authorized, 3,455,000 shares issued
   and 2,859,887 shares outstanding                              35,000
Additional paid in capital                                   17,556,000
Treasury stock                                                (967,000)
Accumulated deficit                                         (3,680,000)
                                                            -----------
Total stockholders' equity                                   12,944,000
                                                             ----------

Total liabilities & stockholders' equity                    $22,992,000
                                                            ===========

                            THE MILLBROOK PRESS INC.
                            Statements of Cash Flows



                                                            Six months ended January 31
                                                             2000                     1999
                                                             ----                     ----
CASH FLOW  FROM OPERATING ACTIVITIES:
Net income                                              $   640,000              $   321,000

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                               971,000                  897,000
Changes in assets & liabilities:
   Accounts receivable                                     (499,000)              (1,171,000)
   Inventory                                               (164,000)                (648,000)
   Prepaid expenses and other assets                        210,000                 (395,000)
   Accounts payable & accrued expenses                     (403,000)               1,300,000
                                                        -----------              -----------

Cash provided by operating activities:                      755,000                  422,000
                                                        -----------              -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                        (48,000)                 (55,000)
Plant costs                                                (636,000)                (907,000)
                                                        -----------              -----------
Cash used in investing activities                          (684,000)                (962,000)
                                                        -----------              -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under lines of credit                       (173,000)                 918,000
Proceeds from long term debt                                964,000                        0
Purchase of treasury stock                                 (967,000)                       0
                                                        -----------              -----------
Cash provided by (used in) financing activities            (176,000)                 918,000
                                                        -----------              -----------

Net increase (decrease) in cash                            (105,000)                 378,000

Cash at beginning of period                                 133,000                   33,000
                                                        -----------              -----------

Cash at end of period                                   $    28,000              $   411,000
                                                        ===========              ===========

Supplemental disclosure:

Interest paid                                           $   239,000              $   200,000
                                                        ===========              ===========
Income tax paid                                         $    25,000              $   135,000
                                                        ===========              ===========


NOTES TO FINANCIAL STATEMENTS
January 31, 2000

Basis of Presentation

The financial statements of The Millbrook Press Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. The results of the January 31, 2000 interim period are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the fiscal year ended July 31, 1999.

Stock Option Plan

The Company has reserved 675,000 shares of common stock, $.01 par value per share (the "Common Stock"), under its non-qualified 1994 Stock Option Plan ("Option Plan") which provides that the Stock Option and Compensation Committee of the Board of Directors, may grant stock options to eligible employees, officers, directors of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Option Plan. All stock options granted by the Company generally expire seven years after the grant date. Stock options generally vest 50% one year from the date of grant and 25% in each of the next two years from the date of grant.

Earnings Per Share

In December 1997, the Company adopted Statement of Financial Accounting Standard (SFAS 128) "Earnings Per Share". SFAS 128 presents earnings per share on a basic and diluted basis. The computation of basic earnings per share is based on income available to common stockholders and the weighted average number of common shares outstanding during the three and six month periods.

Purchase of Treasury Stock

On December 16, 1999, the Company purchased 595,113 shares of Common Stock in a private transaction for an aggregate price of $967,000 or $1.625 per share. Upon consumation of the transaction, the repurchased shares of Common Stock were placed in treasury. On January 31, 2000, the Company borrowed additional funds to finance the transaction (see Notes Payable to Bank). For the period from December 16, 1999 to January 31, 2000, the Company's working capital was used for this transaction.

Notes Payable to Bank

As of January 31, 2000, the Company had available a $7,500,000 revolving line of credit with People's Bank and the Company had $5,285,000 outstanding under this line. The $7,500,000 is the maximum available, however it may be lower based upon the eligible value of accounts receivable and inventory. As of January 31, 2000, the eligible inventory and accounts receivable was $6,838,000. The Company is in compliance with all covenants of the loan agreement with People's Bank, as amended January 31, 2000. On January 31, 2000 the Company borrowed an additional $964,000 from People's Bank for the purchase of 595,113 shares of its stock, of which $600,000 is evidenced by a 24 month unsecured term loan with equal monthly payments of $25,000 per month, with interest on the outstanding balance at prime plus 2%. The remaining $364,000 is secured by eligible accounts receivable and inventory of the Company and is payable on January 1, 2002. Interest on the outstanding balance is at the Bank's prime rate.

Taxes

Federal income taxes have been provided for the three and six months ended January 31, 2000, as the Company has fully utilized its net operating loss carryforwards.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        General

The Company is a publisher of children's fiction and non-fiction books, in both hardcover and paperback, for the school and library market and the consumer market. Since its inception, the Company has published more than 1100 hardcover and 500 paperback books under its Millbrook, Copper Beech, Twenty-First Century and Magic Attic Press imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores and educational organizations. Books published under the Millbrook imprint have evolved from information intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either hardcover or paperback books. The majority of Copper Beech books are published for both the consumer and library markets. Twenty-First Century book titles are published primarily for the library market. The Company has incurred significant expenses relating to the establishment of the infrastructure which can enable the Company to sell books to the consumer market and/or develop books that can appeal to both the school and public library market and consumer market.

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


Results of Operations

Net sales for the second quarter ended January 31, 2000 were $5,284,000 compared to $4,511,000 for the same period last year, an increase of 17%. Net sales for the six months ended January 31, 2000 were $10,492,000 compared to $9,326,000 for the same period last year, an increase of 13%. Increased sales in both the school and public library and consumer markets account for the favorable variance.

Gross profit margin for the second quarter ended January 31, 2000 amounted to $2,307,000, or 44% of net sales compared to $2,065,000 or 46% of net sales for the same period last year. For the six months ended January 31, 2000 gross profit margin was $4,854,000, or 46% of net sales compared to $4,415,000, or 47% of net sales for the same period last year.

Selling and marketing expenses for the quarter ended January 31, 2000 were 27% of net sales compared to 32% of net sales for the quarter ended January 31, 1999. For the six months ended January 31, 2000 these expenses were 29% compared to 32% of net sales for the same period in 1999. Increased sales while holding costs constant year over year account for this favorable variance.

General and administrative expenses decreased by $55,000 to $463,000 for the quarter ended January 31, 2000 compared to $518,000 for the quarter ended January 31, 1999. For the six months ended

January 31, 2000 these expenses decreased by $69,000 to $868,000 compared to $937,000 for the same period in 1999.

During the quarter ended January 31, 2000, the Company had operating income of $392,000 compared with operating income of $123,000 for the same period in 1999. For the six months ended January 31, 2000 the operating income was $995,000 compared to $521,000 for the same period in 1999. Increased sales, constant sales and marketing costs along with lower administrative costs account for this favorable variance.

Interest expense for the quarter ended January 31, 2000 was $125,000 compared to $107,000 for the same period last year due to increased bank borrowing. For the six months ended January 31, 2000 interest expense was $239,000 compared to $200,000 for the same period in 1999.

Net income for the quarter ended January 31, 2000 was $151,000 compared to $16,000 for the same period last year. For the six months ended January 31, 2000 net income was $640,000 compared to $321,000 for the same period in 1999.


Liquidity and Capital Resources

As of January 31, 2000, the Company had up to $7,500,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness, to grant security interest in the assets of the Company or to pay dividends on the Company's securities.

As of January 31, 2000, the Company had $5,285,000 outstanding under this line as compared to $4,792,000 as of January 31, 1999. This debt increased due to increased working capital requirements. In addition (as described under Notes Payable to Bank) the Company had outstanding $964,000 for the purchase of treasury stock.

As of January 31, 2000, the Company had cash and working capital of $28,000 and $5,505,000, respectively, as opposed to cash and working capital of $411,000 and $5,583,000, respectively, as of January 31, 1999.

Inventory of finished goods totaled $7,243,000 and $7,393,000 at January 31, 2000 and 1999 respectively. The level of inventory has remained consistant with prior year and reflects an adequate level of trade and school and library backlist titles. The increase in accounts receivable of $605,000 from January 31, 1999 is due to increased sales.

Based on its current operating plan, the Company believes that its existing resources together with cash generated from operations and cash available through its credit line will be sufficient to satisfy the Company's contemplated working capital requirements through approximately October 31, 2000. However, there can be no assurance that the Company's working capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after October 31, 2000, the Company may seek additional funds through debt or equity financing.

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


Year 2000 Disclosure

The Company has no material Year 2000 computer issues to report. All internal and third party hardware and software has functioned as expected since January 1, 2000. There has been no loss of business or disruption in day to day operations. The Company will continue to monitor all computer operations during the next quarter to insure continued compliance. The Company's costs regarding Year 2000 compliance were in line with budget and were not material to the Company's operating results or cash position.



PART II. Other Information

Item 5:  Other Information

         None

Item 6:  Exhibits and reports on Form 8-K

         (a)  Exhibits
              Exhibit 27--Financial Data Schedule
              Exhibit 99A--Third  Amendment to the Loan and  Security  Agreement
                           Dated January 31, 2000 by and between The Millbrook Press, Inc and People's Bank

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


                                            The Millbrook Press, Inc.
                                            -------------------------
                                            (Registrant)


March 13, 2000                              By: /s/ David Allen
                                                ----------------------
                                            David Allen
                                            Chief Financial Officer