Form 10QSB
period 2000-04-30
MILLBROOK PRESS INC
filed 2000-06-14
CIK 1022899

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


       (Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended April 30, 2000.

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

Yes       X          No
   --------------      -------------

                       APPLICABLE ONLY TO CORPORATE ISSUES

State the number of share outstanding of each of the issuer's classes of common equity, as of April 30, 2000.

                  2,859,887 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes                  No      X
   --------------      -------------

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                 April 30, 2000



PART I.  FINANCIAL INFORMATION

       Item 1.     Financial Statements

                   Statements of Operations for the three and nine months ended April 30, 2000 and 1999

                   Balance Sheet as of APRIL 30, 2000

                   Statements of Cash Flows for nine months ended April 30, 2000 and 1999

                   Notes to Financial Statements


       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

       Item 5.     Other Information

       Item 6.     Exhibits and Reports on Form 8 - K

                            THE MILLBROOK PRESS INC.
                            Statements of Operations

                                          Nine months ended           Three months
                                              April 30                   April 30
                                         2000         1999         2000         1999
                                         ----         ----         ----         ----


Net sales                            $15,476,000  $13,512,000  $ 4,984,000  $ 4,186,000

Cost of sales                          8,084,000    6,980,000    2,446,000    2,069,000
                                     -----------  -----------  -----------  -----------

Gross profit                           7,392,000    6,532,000    2,538,000    2,117,000

Operating expenses:
    Selling and marketing              4,669,000    4,603,000    1,678,000    1,646,000
    General and administrative         1,374,000    1,481,000      506,000      544,000
                                     -----------  -----------  -----------  -----------
   Total operating expenses            6,043,000    6,084,000    2,184,000    2,190,000
                                     -----------  -----------  -----------  -----------

Operating income (loss)                1,349,000      448,000      354,000      (73,000)

Interest expense                         368,000      293,000      129,000       93,000
                                     -----------  -----------  -----------  -----------

Income (loss) before income tax          981,000      155,000      225,000  (   166,000)

Provision for income tax                 129,000            0       13,000            0
                                     -----------  -----------  -----------  -----------

Net income (loss)                    $   852,000  $   155,000  $   212,000  ($  166,000)
                                     ===========  ===========  ===========  ===========


Earnings (loss) per share            $      0.27  $      0.04  $      0.07  ($     0.05)
                                     ===========  ===========  ===========  ===========
 (basic and diluted)

Weighted average shares outstanding    3,157,444    3,455,000    2,859,887    3,455,000
                                     ===========  ===========  ===========  ===========


                            THE MILLBROOK PRESS INC.
                                  Balance Sheet
                                 April 30, 2000

Assets
------

Cash                                                                $20,000
Accounts receivable, net                                          5,568,000
Inventory, net                                                    7,340,000
Royalty advances, net                                               699,000
Prepaid expense and other assets                                    220,000
                                                                -----------
Total current assets                                             13,847,000

Plant costs, net                                                  4,225,000
Royalty advances, net                                               953,000
Fixed assets, net                                                   247,000
Goodwill, net                                                     2,966,000
                                                                -----------

Total assets                                                    $22,238,000
                                                                ===========

Liabilities and Stockholders' Equity
------------------------------------

Accounts payable and accrued expenses                            $3,310,000
Notes payable to bank                                             4,698,000
Royalties payable                                                   210,000
Current portion of long term debt                                   300,000
                                                                -----------
Total current liabilities                                         8,518,000

Long term debt                                                      564,000

Total liabilities                                                 9,082,000
                                                                -----------
Stockholders' Equity
Common stock, par value $.01, 12,000,000
   shares authorized, 3,455,000 shares issued
   and 2,859,887 shares outstanding                                  35,000
Additional paid in capital                                       17,556,000
Treasury stock                                                    (967,000)
Accumulated deficit                                             (3,468,000)
                                                                -----------
Total stockholders' equity                                       13,156,000
                                                                -----------

Total liabilities & stockholders' equity                        $22,238,000
                                                                ===========

                            THE MILLBROOK PRESS INC.
                            Statements of Cash Flows

                                                             Nine months ended April 30
                                                             2000                  1999
                                                             ----                  ----

CASH FLOW  FROM OPERATING ACTIVITIES:
Net income                                              $   852,000            $   155,000

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                             1,455,000              1,388,000
Changes in assets & liabilities:
   Accounts receivable                                      536,000               (791,000)
   Inventory                                               (261,000)              (449,000)
   Prepaid expenses and other assets                         20,000                 12,000
   Accounts payable & accrued expenses                     (682,000)              (541,000)
                                                         ----------             ----------

Cash provided by operating activities:                    1,920,000               (226,000)
                                                         ----------             ----------


CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                        (90,000)               (90,000)
Plant costs                                              (1,080,000)            (1,174,000)
                                                         ----------             ----------

Cash used in investing activities                        (1,170,000)            (1,264,000)
                                                         ----------             ----------

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under lines of credit                       (760,000)             1,794,000
Proceeds from long term debt                                864,000                      0
Purchase of treasury stock                                 (967,000)                     0
                                                         ----------             ----------
Cash provided by (used in) financing activities            (863,000)             1,794,000
                                                         ----------             ----------

Net increase (decrease) in cash                            (113,000)               304,000
                                                         ----------             ----------

Cash at beginning of period                                 133,000                 34,000
                                                         ----------             ----------

Cash at end of period                                   $    20,000            $   338,000
                                                        ===========            ===========


Supplemental disclosure:

Interest paid                                           $   368,000            $   293,000
                                                        ===========            ===========
Income tax paid                                         $    39,000            $   137,000
                                                        ===========            ===========


NOTES TO FINANCIAL STATEMENTS
April 30, 2000

Basis of Presentation

The financial statements of The Millbrook Press Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. The results of the April 30, 2000 interim period are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the fiscal year ended July 31, 1999.

Stock Option Plan

The Company has reserved 675,000 shares of common stock, $.01 par value per share (the "Common Stock"), under its 1994 Stock Option Plan ("Option Plan") which provides that the Stock Option and Compensation Committee of the Board of Directors, may grant stock options to eligible employees, officers, directors of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Option Plan. All stock options granted by the Company generally expire seven years after the grant date. Stock options generally vest 50% one year from the date of grant and 25% in each of the next two years from the date of grant.

Earnings Per Share

In December 1997, the Company adopted Statement of Financial Accounting Standard (SFAS 128) "Earnings Per Share". SFAS 128 presents earnings per share on a basic and diluted basis. The computation of basic earnings per share is based on income available to common stockholders and the weighted average number of common shares outstanding during the three and nine month periods.

Purchase of Treasury Stock

On December 16, 1999, the Company purchased 595,113 shares of Common Stock in a private transaction for an aggregate purchase price of $967,000 or $1.625 per share. Upon consumation of the transaction, the repurchased shares of Common Stock were placed in treasury. On January 31, 2000, the Company borrowed additional funds to finance the transaction (see Notes Payable to Bank). For the period from December 16, 1999 to January 31, 2000, the Company's working capital was used for this transaction.

Notes Payable to Bank

As of April 30, 2000, the Company had available a $7,500,000 revolving line of credit with People's Bank and the Company had $4,698,000 outstanding under this line. The $7,500,000 is the maximum available, however it may be lower based upon the eligible value of accounts receivable and inventory. As of April 30, 2000, the eligible inventory and accounts receivable was $6,377,000. The Company is in compliance with all covenants of the loan agreement with People's Bank, as amended January 31, 2000. On January 31, 2000, the Company borrowed an additional $964,000 from People's Bank for the purchase of 595,113 shares of its common stock, of which $600,000 is based on a 24 month unsecured term loan with equal monthly payments of $25,000 per month, with interest on the outstanding balance at prime plus 2%. The remaining $364,000 is secured by eligible accounts receivable and inventory of the Company and is payable on January 1, 2002. Interest on the outstanding balance is at the Bank's prime rate.

Taxes

Federal income taxes have been provided for the three and nine months ended April 30, 2000, as the Company has fully utilized its net operating loss carryforwards.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

        General

The Company is a publisher of children's fiction and non-fiction books, in both hardcover and paperback, for the school and library market and the consumer market. Since its inception, the Company has published more than 1200 hardcover and 600 paperback books under its Millbrook, Copper Beech, Twenty-First Century and Magic Attic Press imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores and educational organizations. Books published under the Millbrook imprint have evolved from information intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either hardcover or paperback books. The majority of Copper Beech books are published for both the consumer and library markets. Twenty-First Century book titles are published primarily for the library market. The Company has incurred significant expenses relating to the establishment of the infrastructure which can enable the Company to sell books to the consumer market and/or develop books that can appeal to both the school and public library market and consumer market.

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


Results of Operations
---------------------

Net sales for the third quarter ended April 30, 2000 were $4,984,000 compared to $4,186,000 for the same period last year, an increase of 19%. Net sales for the nine months ended April 30, 2000 were $15,476,000 compared to $13,512,000 for the same period last year, an increase of 14.5%. Increased sales in both the school and public library and consumer markets account for the favorable variance.

Gross profit margin for the third quarter ended April 30, 2000 amounted to $2,538,000, or 50.9% of net sales compared to $2,117,000 or 50.5% of net sales for the same period last year. For the nine months ended April 30, 2000 gross profit margin was $7,392,000, or 47.7% of net sales compared to $6,532,000, or 48.3% of net sales for the same period last year.

Selling and marketing expenses for the quarter ended April 30, 2000 were 33.7% of net sales compared to 39.3% of net sales for the quarter ended April 30, 1999. For the nine months ended April 30, 2000, selling and marketing expenses were 30.2% compared to 34.1% of net sales for the same period in 1999. Increased sales while holding costs constant account for this favorable variance.

General and administrative expenses decreased by $38,000 to $506,000 for the quarter ended April 30, 2000 compared to $544,000 for the quarter ended April 30, 1999. For the nine months ended April 30, 2000 these expenses decreased by $107,000 to $1,374,000 compared to $1,481,000 for the same period in 1999.

During the quarter ended April 30, 2000, the Company had operating income of $354,000 compared with an operating loss of $73,000 for the same period in 1999. For the nine months ended April 30, 2000 operating income was $1,349,000 compared to $448,000 for the same period in 1999. Increased sales, lower sales and marketing costs along with lower administrative costs account for this favorable variance.

Interest expense for the quarter ended April 30, 2000 was $129,000 compared to $93,000 for the same period last year due to increased bank borrowing. For the nine months ended April 30, 2000 interest expense was $368,000 compared to $293,000 for the same period in 1999.

Net income for the quarter ended April 30, 2000 was $212,000 compared to a net loss of $166,000 for the same period last year. For the nine months ended April 30, 2000 net income was $852,000 compared to $155,000 for the same period in 1999.


Liquidity and Capital Resources
-------------------------------

As of April 30, 2000, the Company had up to $7,500,000 revolving line of credit with People's Bank (see Notes to Financial Statements). The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness, to grant security interest in the assets of the Company or to pay dividends on the Company's securities.

As of April 30, 2000, the Company had $4,698,000 outstanding under this line compared to $5,669,000 as of April 30, 1999. This debt decreased due to increased cash flow from operations. In addition (as described under Notes to Financial Statements) the Company had outstanding $864,000 for the purchase of treasury stock.

As of April 30, 2000, the Company had cash and working capital of $20,000 and $5,329,000, respectively, as opposed to cash and working capital of $338,000 and $4,612,000, respectively, as of April 30, 1999.

Inventory of finished goods totaled $7,340,000 and $7,158,000 at April 30, 2000 and 1999 respectively. The level of inventory has remained consistant with the prior year and reflects an adequate level of trade and school and library backlist titles. The increase in accounts receivable of $115,000 from April 30, 1999 is due to increased sales.

Based on its current operating plan, the Company believes that its existing resources together with cash generated from operations and cash available through its credit line will be sufficient to satisfy the Company's contemplated working capital requirements through approximately April 30, 2001. However, there can be no assurance that the Company's working capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after April 30, 2001, the Company may seek additional funds through debt or equity financing. The Company has no agreements, commitments or understandings with respect to such debt or equity financing.

Year 2000 Disclosure
--------------------

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


                                         The Millbrook Press, Inc.
                                         (Registrant)


June 14, 2000                            By: /s/ David Allen
                                            ----------------------------------

                                          David Allen
                                          Chief Financial Officer