Form 10KSB
period 2000-07-31
MILLBROOK PRESS INC
filed 2000-10-26
CIK 1022899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED JULY 31, 2000

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

Revenues for the Fiscal year ended July 31, 2000 were $21.4 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon price of the Common Stock on October 25, 2000, was approximately $3,501,000. As of July 31, 2000, the Registrant had outstanding 2,859,887 shares of Common Stock.

                            THE MILLBROOK PRESS INC.
                            FORM 10-KSB ANNUAL REPORT

                                Table of Contents



                                     PART I

                                                                            Page
Item 1.   Description of Business.............................................3

Item 2.   Description of Properties..........................................11

Item 3.   Legal Proceedings..................................................12

Item 4.   Submission of Matters to a Vote of Security Holders................12


                                     PART II

Item 5.   Market for Common Equity and Related Stockholders Matters..........12

Item 6.   Management's Discussion and Analysis or Plan of Operations.........13

Item 7.   Financial Statements...............................................17

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures............................30


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..................31

Item 10.  Executive Compensation.............................................31

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.........................................................31

Item 12.  Certain Relationships and Related Transactions.....................31

Item 13.  Exhibits, List and Reports on Form 8-K.............................32

PART I

Item 1.  Description of Business

Overview

The Millbrook Press Inc. (the "Company" or "Millbrook"), is a publisher of children's nonfiction books, in both hardcover and paperback, for the school and library market and the consumer market. The Company began operations in 1989 and has published more than 1,400 hardcover and 600 paperback books under its Millbrook, Copper Beech, and Twenty-First Century imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores, and educational organizations. Books published under the Millbrook imprint range from information intensive school and library books to graphic, colorful, general interest titles. Therefore, many of its books are distributed to the school and public library market while simultaneously distributed to the consumer market. Copper Beech books are published in a number of formats for both the consumer and library markets. Twenty-First Century Books titles are published primarily for the educational market at a secondary school level. The Company's senior management has extensive experience in publishing comprising over 100 years of employment in the industry.

The consumer market in children's books consists of books purchased by consumers through traditional trade bookstores such as Barnes & Noble and Borders and educational stores such as Zany Brainy, as well as non-traditional distribution channels such as direct sales, catalogs, direct mail, book clubs, book fairs, non-book retail stores, including museums, national parks, historical sites, theme parks, gift shops and toy stores.

The Company intends to expand and upgrade its publishing program in both areas. In addition the Company is embarking on new programs to publish and market (i) high quality children's picture books and young peoples fiction and (ii) develop programs for classroom sales of supplementary reading enrichment materials. The Company does not believe it will release any fiction books until at least the spring of 2001.

Both programs fit into the Company's marketing capabilities and should allow the Company to expand its established sales base on a minimal risk basis. The editorial staff is in the process of being augmented to accommodate these new programs.


Industry Background

School and Library Market

The school and public library market is undergoing significant change due to long-term social and economic forces. The United States Department of Education predicts that the student population from kindergarten through twelfth grade will increase 8% from 2000 to 2008, with an overall net gain of approximately 3.8 million students. Because many school districts allocate instructional material funds on a "per head" basis, the Company believes that money allocated to schools for book acquisitions should increase as the student population increases. In addition to demographic changes, demand for books has also increased as a result of the school and public library market becoming aware of, and responsive to, supporting the innovative instructional programs being developed and used in the classroom. New teaching philosophies such as the "reading initiative," and "cross-curriculum teaching" developed in the 1980s and 1990s have increased the demand for different and better books. Librarians are working with classroom teachers to select books that meet classroom criteria of being multicultural, visually stimulating, interesting, curriculum-related and suitable for a range of reading ability.

Consumer Market

Demand for children's books in the consumer market has increased because of the increase in the number of channels in which hardcover and paperback books are distributed. Traditionally, books were primarily sold at small local bookstores with limited selections. Many such bookstores were replaced by larger mall bookstores which in turn were replaced by book superstores (such as Barnes & Noble). Concurrently, alternate means of distribution have developed. For example, books are now sold by certain retailers such as TJ Maxx, educational chain stores such as Zany Brainy, outlets and warehouse clubs such as Sam's Warehouse, Costco, and B.J.'s as well as museums, national parks, historical sites, theme parks, gift shops and toy stores. The Company sells a considerable quantity of books through direct sellers such as book clubs, book fairs and display sales operations. As more direct sales move to the internet, the Company expects its direct sales market to expand proportionately.

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

The Company believes that this diversified approach to its product line enables it to achieve market penetration in the children's book market and minimize the risk of fluctuations or weakness in any one particular segment. The Company believes that its experience in publishing children's books and its reputation for quality, combined with the evolution and anticipated growth rates for children's books in the school and public library and consumer markets, creates an opportunity for the Company to expand the list of books in which it maintains a significant ownership interest and increase the recognition of its brand names. The Company believes that the elements required to achieve this goal are
(i) publishing books of the highest quality, created in house, through packaging arrangements or licensed, with the ability to satisfy two or more of the markets which it now services, (ii) expanding its product offerings to take advantage of its investments in distribution and its exposure to the consumer market and
(iii) enhancing its existing marketing operations to support its product-line expansion initiatives. The key elements of the Company's strategy are:

o Crossover of Sales. The Company believes that significant opportunities exist to market products typically developed for one market into other markets. To initiate its strategy of selling books that can crossover into two or more markets, in 1995 the Company began reformatting many of its previously published ("backlist") school and public library books under its Millbrook imprint into paperback books, selling them in the consumer market. In addition, the Company's paperback books have also been sold as supplemental materials for the classroom. Similarly, the Company's trade paperback books under the Copper Beech imprint are also published in hardcover format to sell to the school and public library market. The Company will seek to continue to produce books in the future under both the Millbrook and Copper Beech imprints that will appeal to two or more markets in order to fully exploit a book's sales potential. (see "Products")

o New Market Opportunities. Millbrook will continue to seek appropriate acquisitions along the lines of its 21st Century Books acquisition from Henry Holt Company in fiscal 1998. The acquisition of 21st Century has been a major factor in enhancing Millbrook's secondary school library sales. The Company currently has no commitments, agreements or understandings with respect to any acquisition.

         In the past fiscal year, the Company entered into a contract with Net Library, a major seller of electronic books to academic, public and school libraries. The agreement allows Net Library to reformat and distribute an electronic version of over 300 of the Company's titles. The Company will participate with Follett Library Resources, Net Library's agent in the school market in joint promotion efforts. To date, the Company has received only minimal revenues from this agreement and there can be no assurance that this agreement will result in significant revenues to the Company in the future.

o Enhance Marketing and Sales Force. Since inception, the Company has increased its penetration into the school and public library market. The management of the school and library marketing department and sales force was significantly strengthened in fiscal 1999, which has led to substantial direct sales growth in fiscal 2000 which is expected to continue.

o Expand Distribution. The Company believes that decision-making with respect to purchasing books is becoming more complex due to the expansion in types of outlets selling books and that expanding the use of marketing techniques to put the Millbrook imprint in direct contact with children, parents and teachers will increase sales. The Company will increase its participation in book fairs, book clubs, catalogs and continue to distribute its books to alternative retail outlets as well as increase its direct selling and direct mail activities. The Company may also seek to enter into additional strategic partnerships to extend its distribution in both the consumer and in school and public library market channels.

o Adapt to New Technologies. The Company intends to improve its website to make it more user friendly and provide better information access to the library community. The website will be completely redesigned to allow updating on a constant basis. It will be promoted as a source of information on the Company's titles as well as a convenient way for libraries to purchase. At some future date, the Company will study the possibility of a general consumer website.

o Continue to Develop High Quality Books. The Company intends to develop additional books through internal development in collaboration with its network of authors and artists. The Company is now selectively entering into agreements with certain high-profile authors and illustrators to increase the recognition of its brand names.


Products

The Company publishes children's books in hardcover and paperback formats for the school and public library market and the consumer market. When the Company began publishing books in 1991, the books created were mainly series books and were intended to be sold singularly and in sets to the school and public library market. Since then, the Company's products have evolved into a diverse set of highly graphic, consumer-oriented single books. The Company designs all of its books to appeal to teachers and librarians, as well as to children and parents. This approach allows the Company's books to be introduced simultaneously in more than one market, with the intent of increasing sales. For example, in fiscal 2000, the Company published 108 hardcover books under the Millbrook imprint for the school and public library market, of which 47 books were suitable for and published simultaneously as hardcover or paperback to be sold in the consumer market, and 40 hardcover books under the Copper Beech imprint for the school and library market, of which 20 books were suitable for and published simultaneously as hardcover or paperback, to be sold in the consumer market.


Product Development

The Company develops books through internal and external resources. The Company may also acquire books through co-publishing arrangements and/or the acquisition of other licenses.

Internal Development

The Company's editorial staff produces most of the books published under the Millbrook imprint. A book concept can originate from a number of sources such as
(i) analysis of the Company's sales statistics of an existing book to help assess how a similar book targeting a similar age group will fair, (ii) analysis of school age demographics and other social and economic factors from the current philosophical trends in education to the globalization of education,
(iii) review of competitors' books to determine if and how the Company can publish a superior book on a similar topic, (iv) reading children's magazines to determine what young people are interested in and (v) maintaining personal contact with librarians, teachers, and booksellers. Once conceived, a book proposal is circulated to sales, production, marketing, design and financial departments of the Company for their input and depending on their input, the proposal will go forward or terminate. A favorable decision causes the editorial department to contract with an appropriate author and/or artist from its pool of approximately 350 authors and artists. The Company believes it has excellent relationships with its authors and artists, including many well-known names in the field.

Authors and artists are typically engaged on a royalty basis. Royalties on hardcover and paperback editions are paid on the net sales and range from 6% to 10% of net sales with an average of 7% of net sales for hardcover and paperback books. Virtually all of Millbrook's contracts call for an advance payment against future royalties. In almost all cases, the Company retains control of all book club, reprint, electronic, foreign, serialization, and commercial rights. The income generated from such arrangements is divided between the Company and the author.

Upon the delivery of a manuscript from an author/illustrator and after editing, fact checking and approval, the Company's in-house staff plans and prepares the layout, illustrations and cover to be used for the book. Upon completion of the editing, graphics and layout, a computer produces a mechanical of the book with all elements in place. A cost estimate is then prepared which determines print quantity and retail price of the book. Book printing is done by an outside supplier, usually in the United States, on a bid contract basis. The Company's products require varying periods of development time depending upon the complexity of the graphics and design and the editing process. Most of the Company's books can be developed in a period that ranges from nine to eighteen months. Millbrook is often cited in reviews of its books for one or more outstanding design elements (cover, layout, type, etc.). Jackets and interior design are either created in-house or assigned to freelance artists under the supervision of the Company's art department. The use of outside authors, illustrators and freelancers for jacket design, fact-checking and copy editing allows the Company to produce a large number of books per year with a relatively small staff and generally allows for the flexibility needed for the Company to continue to produce a broad product line.

External Development

Approximately 25% of books published under the Millbrook imprint are produced by outside sources. Most of these books are produced by outside packagers that cooperate and consult with Millbrook during the development process but otherwise provide the full range of services needed to publish children's books. The Company has entered into an exclusive, long-term joint venture with Aladdin Books Limited ("Aladdin"), a major children's packager for the international market, to produce 40 nonfiction titles per year to be published under the Company's Copper Beech imprint. The exclusive agreement between the Company and Aladdin was designed to produce books with strong consumer market appeal in popularly priced paperback books as well as content suitable for hardcover books for sales to libraries. Aladdin is responsible for the production, printing and binding of such books, although development costs for such books are shared by Aladdin and the Company. Aladdin retains the sales rights for these books to countries other than the United States, Canada and the Philippines. Royalties are paid to Aladdin based on the Company's sales. Development recovery amounts are paid to the Company based on sales by Aladdin to other parts of the world.

Licenses

In the normal course of its business, the Company acquires licenses from foreign book publishers for the rights to market and sell in the United States books that were created either with or without input from the Company. The licensing usually includes all subsidiary rights such as first and second serialization, commercial rights, electronic rights, foreign and translation rights, reprint rights and rights to any means yet to be developed for transmitting information. As the Company expands its own publishing program, fewer books will be obtained from foreign publishers.


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

School and Public Library

The Company targets the school and public library market through three main channels: wholesalers, telemarketing and direct sales. Large school and public library systems tend to purchase their books through wholesalers on a bid basis, while smaller systems purchase directly from a commission sales representative or through a telemarketing program such as the one the Company conducts. During the fiscal year ended July 31, 2000, a significant amount of the Company's sales in the school and public library market were made through wholesalers. While most wholesalers do not engage in sales and marketing efforts on behalf of the Company's products, they provide schools and public libraries with a wide range of selection and convenience as well as discounts on bulk orders. Through a complementary marketing program of telemarketing, advertising, review programs and direct sales calls, the Company believes that one of its greatest strengths is its ability to reach the individual teacher, principal or librarian making the purchase decision. Telemarketing penetrates the market through its "preview program" where books are given on loan to teachers and other decision-makers on the premise that the quality of the book will sell itself. In September 1998, the Company initiated a website that allows librarians to participate in the "preview program" electronically. This should extend the reach of the program significantly. The remaining sales in this area result from direct-selling efforts where commissioned salespersons conduct face-to-face meetings at schools and libraries with decision-makers or by purchase from the Company's catalogs and advertising. Direct purchases by schools and libraries are the fastest growing areas of the Company's sales.

The Company markets its books in numerous ways to support the foregoing efforts. The Company sends complementary copies of each newly published book to library media reviewers and columnists and major county or district school systems that have their own review and recommendation process. The Company believes that a favorable review in a respected library journal can significantly influence the sales prospects of a particular book. Many of the Company's books published under the Millbrook imprint have received favorable reviews. The Company produces six catalogs and one magazine insert per year. For its school and library accounts, the Company produces one full-line catalog, consisting of a complete annotated backlist as well as new publications for the Fall that is mailed to 100,000 current and prospective accounts. The Company produces a Spring list catalog for mailing to the same audience. The Company produces a 21st Century Book catalog for mailing to most secondary schools. Its direct sales force also distributes the Company's catalogs. The Company produces two full-line catalogs per year for the consumer market in May and December. The Company also advertises in many consumer journals, newsletters and newspapers. The Company produces promotional materials for individual titles, themes, authors and illustrators. It also produces standard "leave-behind" sell sheets that refresh a librarian's recollection of a sales presentation. Finally, the Company exhibits its books at many national conventions covering the school and public library and consumer markets.

The expanding use of children's books in the classroom, especially in paperback formats, provides new opportunity. The Company intends to create special publishing and marketing programs to take advantage of this development.

Consumer

The sales channels in the consumer market are more diverse than the school and public library market and require a different marketing approach. The Company has recently attracted experienced and talented sales and marketing personnel. The in-house consumer sales group covers the two major areas: traditional consumer book markets and non-traditional consumer book markets.

The Company has three sales groups: the in-house sales group, the commissioned sales group and the special sales group. The in-house sales group consists of an in-house vice president of sales and an assistant responsible for sales, promotion and merchandising to the major national and large regional accounts. The commissioned sales group currently consists of approximately 25 commissioned representatives who are responsible for sales to independent bookstores, small regional chains and certain special sales outlets and regional jobbers. The special sales group managed by a sales vice president markets to specialized retail outlets such as museums, national parks, historical sites, theme parks, gift shops and toy stores, consumer and school catalogs, direct mail, book fairs, book clubs, and display sales companies. The Company's sales representatives sell the full range of the Company's products. The sales groups provide the Company with highly valuable insight by obtaining feedback from customers on current product performance and potential acceptance of proposed products. In addition to the marketing efforts discussed with respect to the school and public library market, the Company conducts additional marketing designed to increase brand name recognition in the consumer market. The Company makes certain that good reviews, which can stimulate sales, are sent to schools and libraries on a regular basis. The Company participates with various outlets in advertising directly to individuals through media and catalogs. In-store promotions, such as posters, points of purchase displays, brochures, holiday end-of-counter and front-of-store displays, are also utilized by the Company to further enhance its sales in the consumer market.


Manufacturing and Shipping

All of the Company's books are printed and bound by third-party manufacturers. During fiscal year 2000, approximately 32% of the Company's printing and binding needs were provided by one major printer, an industry leader in library-bound, short-run printing and binding. Manufacturing is a significant expense item for the Company, with a total of $5.5 million (or approximately 25% of net sales) spent in 2000. The Company has used this printer's services since the Company's inception and enjoys a good working relationship with them. The Company believes it has sufficient alternative sources of manufacturing services to meet its foreseeable needs should this printer's services no longer be available to the Company, although manufacturing costs could be adversely impacted.

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

There are many publishers of material similar to the Company's product offerings. The Company's chief and direct competitors in the school and public library market include Childrens Press, Franklin Watts Inc., and Lerner Publications Co. The Company's chief and direct competitors in the consumer market include Barron's Educational Series Inc., Candlewick Press, Larousse Kingfisher Chambers Inc., Random House Inc. and Usborne Publishing Ltd.

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


Protection of Proprietary Rights

Nearly all the Company's books have been copyrighted in the United States, in the name of the author or artist and then all such copyrights have been assigned to the Company. As a result, the Company owns the exclusive right to exploit the copyright in the marketplace. On books created in-house by the Company, it owns world rights for all aspects of the market, including first and second serialization, commercial rights, electronic rights, foreign and translation rights, reprint rights, and rights to any means yet to be developed for transmitting information. There are a limited number of books for which foreign rights and electronic rights will revert to the author if the Company does not exploit them in a given period of time. On books that are imported under the Millbrook imprint, the Company has exclusive rights for all United States markets and the Philippines. The Company's trade names, Millbrook, Twenty-First Century and Copper Beech, are used to publish books primarily for the school and library market and consumer market respectively. The Company considers these trade names material to its business.

For the Copper Beech titles, the Company has exclusive rights for all markets in the United States and Canada. World rights are retained for books originated by Aladdin and the Company participates in the profits generated from such sales on a 25% basis.


Employees

As of July 31, 2000, the Company had approximately 51 employees, 86% of which were full-time and 14% were part-time. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes its relations with its employees are good.


Item 2.  Description of Properties

The Company owns no real property. The Company conducts its operation through two facilities. The Company leases approximately 7,000 square feet of office space in Brookfield, Connecticut at a current rental of $134,000 per year plus utilities and taxes. This lease expires in December 2002. The Company also leases approximately 1,900 square feet in New York City at a rental of $34,600 per year plus utilities and taxes. This lease expires in April 2004. The Company also leases office space in Southampton, New York at a current rental of $12,000 per year plus utilities and taxes. This lease expires in September 2001.


Item 3.   Legal Proceedings

The Company is not currently a party to any material legal proceedings


Item 4.   Submission of Matters to a Vote of Security Holders

                                    None



PART II

Item 5.    Market for Common Equity and Related Stockholders Matters

The Common Stock of The Millbrook Press Inc. is traded under the symbol MILB on the NASDAQ SmallCap Market. The Company's Common Stock is also traded on the Boston Stock Exchange under the symbol MILB. The following table sets forth the ranges of the high and low closing bid prices for the Common Stock for the fiscal years ended July 31, 2000 and July 31, 1999, as reported on the NASDAQ SmallCap Market, the principal trading market for the Common Stock. The quotations are interdealer prices without adjustment for retail markups, markdowns, or commission and do not necessarily represent actual transactions.

                                  COMMON STOCK

                            YEAR ENDED JULY 31, 2000


                                 High                                Low

First Quarter                    2.75                                1.88

Second Quarter                   2.75                                1.53

Third Quarter                    2.37                                1.93

Fourth Quarter                   2.25                                1.81

                            YEAR ENDED JULY 31, 1999

First Quarter                    3.50                                1.75

Second Quarter                   6.62                                1.87

Third Quarter                    3.94                                2.50

Fourth Quarter                   3.00                                2.25

As of July 31, 2000, the Company had 2,859,887 shares of Common Stock outstanding and 58 holders of record of the Company's Common Stock. The Company believes that at such date, there were in excess of 600 beneficial owners of the Company's Common Stock.

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


Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements of The Millbrook Press Inc. and related Notes to the Financial Statements, which are included elsewhere in this Form 10-KSB.


Overview

General

In February 1994, the Company was incorporated and acquired the assets of The Millbrook Press Inc., which had commenced operations in 1989. Prior to January 1991, The Millbrook Press Inc. had no revenues and incurred expenses related to administrative costs associated with the formation and production of its first publication list. Subsequent to January 1991, the Company has had significant net sales in the school and public library consumer markets. Books published under the Millbrook imprint have evolved from information-intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, the Company has incurred significant expenses relating to the establishment of the infrastructure that can enable the Company to sell books to the consumer market and/or develop books that can appeal to both the school and public library market and the consumer market.

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

Acquisition

On December 5, 1997, the Company completed an acquisition to purchase certain assets of Twenty-First Century Books, a division of Henry Holt & Co., Inc.
("Holt"). The purchase was effective as of December 1, 1997. Under the agreement, the Company paid Holt $2,013,000 for the assets.

School and Public Library Market

The addition of Twenty-First Century Books was one element in substantially increasing school and public library sales. The second element was greater emphasis on telemarketing and direct sales. Both elements produced substantial results in fiscal year 2000.



Results of Operations

Fiscal 2000 Compared to Fiscal 1999

Fiscal 2000 revenues increased 14% from $18.7 million in fiscal 1999 to $21.4 million in fiscal 2000. Increased sales resulted from major increases in special sales to direct sales organizations, book clubs, book fairs and catalogs, plus an increase in wholesale sales to school and public libraries and through an increase in direct sales.

Gross profits for the year ended July 31, 2000 were $9,604,000, or 44.9% of net sales compared to $7,805,000 or 41.6% of net sales for the year ended July 31, 1999. This percentage increase in margin is due to the increased sales in the more profitable school and library market.

Selling and marketing expenses for fiscal 2000 decreased to 27% of net sales from 32% of net sales for fiscal 1999. Selling and marketing expenses decreased by $82,000 even though the Company increased its direct mail expenditures by $200,000.

General and administrative expenses for fiscal 2000 have decreased $229,000 to 9% of net sales from 12% a year ago. This is a result of the Company's effort to tightly control costs and increase productivity.

Net operating profit for the year ended July 31, 2000 was $1,835,000 compared to a loss of $275,000 for the previous year.

Interest expense increased from $399,000 in fiscal 1999 to $496,000 in fiscal 2000. The increase in interest expense is due to borrowing for the purchase of 595,113 shares of its common stock, and increased interest rates over 1999 on its line of credit.

Net income after tax for the year ended July 31, 2000 was $1,136,000, compared to a loss of $674,000 in the previous year.


Liquidity and Capital Resources

As of July 31, 2000, the Company had cash and working capital of $0 and $5.2 million, respectively, as compared to cash and working capital of $133,000 and $4.7 million, respectively as of July 31, 1999. (All cash at July 31, 2000 was used to reduce the outstanding loan balance)

The Company has available a $7,500,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness, to grant security interest in the assets of the Company or to pay dividends on the Company's securities. As of July 31, 2000, the Company has $3,683,000 outstanding under this line, all of which is classified as current liabilities since it is due on demand. The $7,500,000 is the maximum available, however, it may be lower based upon the eligible value of accounts receivable and inventory. As of July 31, 2000 the maximum loan available was $6,962,000. For further information relating to the People's Bank loan agreement, see Note (4) of "Notes to Financial Statements".

Based on its current operating plan, the Company believes that its existing resources together with cash generated from operations and cash available through its credit line will be sufficient to satisfy the Company's contemplated working capital requirements at least through July 31, 2001. However, there can be no assurance that the Company's working capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after July 31, 2001, the Company may seek additional funds from borrowings or through debt or equity financing.

Year 2000 Disclosure

The Company has no material Year 2000 issues to report. All internal and third party hardware and software has functioned as expected since January 1, 2000, there has been no loss of business or disruption in day to day operations. The Company's costs regarding Year 2000 compliance were in line with budget and were not material to the Company's operating results or cash position.


Forward-Looking Statements

This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created hereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company's future cash resources and liquidity and the ability of the Company to fully exploit a book's sales potential in the school and library and consumer markets. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 7.          Financial Statements



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Shareholders and The Board of Directors
The Millbrook Press Inc.:


We have audited the accompanying balance sheets of The Millbrook Press Inc. as of July 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Millbrook Press Inc. as of July 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP


Stamford, Connecticut
October 10, 2000

                            THE MILLBROOK PRESS INC.


                                 BALANCE SHEETS

                             JULY 31, 2000 AND 1999


                                                                             2000                 1999
                                                                             ----                 ----
                             ASSETS

Current assets:
     Cash                                                             $         -           $    133,000
     Accounts receivable (less allowance for returns and bad
      debts of $660,000 in 2000 and $803,000 in 1999)                   6,160,000              6,104,000
     Inventories                                                        6,649,000              7,079,000
     Royalty advances, net                                                725,000                699,000
     Prepaid expenses                                                     202,000                341,000
                                                                      -----------           ------------
                Total current assets                                   13,736,000             14,356,000

     Plant costs, net                                                   4,348,000              4,360,000
     Fixed assets, net                                                    236,000                237,000
     Goodwill, net                                                      2,912,000              3,126,000
     Royalty advances, net                                              1,158,000                852,000
                                                                      -----------           ------------
                Total assets                                          $22,390,000            $22,931,000
                                                                      ===========           ============


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            THE MILLBROOK PRESS INC.


                                 BALANCE SHEETS

                             JULY 31, 2000 AND 1999

                                   (Continued)


                                                                2000           1999
                                                                ----           ----

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable to bank                                  $ 3,683,000    $ 5,458,000
     Accounts payable and accrued expenses                    4,089,000      3,892,000
     Royalties payable                                          412,000        308,000
     Current portion of long term debt                          400,000           -
                                                            -----------   ------------
                Total current liabilities                     8,584,000      9,658,000

Long term debt                                                  364,000           -
                                                            -----------   ------------
                Total liabilities                             8,948,000      9,658,000
                                                            -----------   ------------

Commitments

Stockholders' equity:
     Common stock, par value $.01 per share, authorized
       12,000,000 shares; 3,455,000 shares issued and
       2,859,887 shares outstanding in 2000 and
       3,455,000 shares issued and outstanding in 1999           35,000         35,000
     Additional paid-in capital                              17,556,000     17,556,000
     Treasury stock (595,113 shares at cost)                   (967,000)          -
     Accumulated deficit                                     (3,182,000)    (4,318,000)
                                                            -----------   ------------
                Total stockholders' equity                   13,442,000     13,273,000
                                                            -----------   ------------
                Total liabilities and stockholders' equity  $22,390,000    $22,931,000
                                                            ===========   ============


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            THE MILLBROOK PRESS INC.


                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999

                                                            2000               1999
                                                         -----------       ------------

Net sales                                                $21,388,000       $18,763,000

Cost of sales                                             11,784,000        10,958,000
                                                         -----------       ------------
              Gross profit                                 9,604,000         7,805,000
                                                         -----------       ------------
Operating expenses:
     Selling and marketing                                 5,833,000         5,915,000
     General and administrative                            1,936,000         2,165,000
                                                         -----------       ------------
              Total operating expenses                     7,769,000         8,080,000
                                                         -----------       ------------
Operating income (loss)                                    1,835,000          (275,000)

Interest expense                                             496,000           399,000
                                                         -----------       ------------
Income (loss) before income tax                            1,339,000          (674,000)

Provision for income tax                                     203,000              -
                                                         -----------       ------------
Net income (loss)                                        $ 1,136,000       $  (674,000)
                                                         ===========       ============

Earnings (loss) per share (basic and diluted)            $       .37       $      (.20)
                                                         ===========       ============
Weighted average shares outstanding (basic and
 diluted)                                                  3,080,079         3,455,000
                                                         ===========       ============


                 The accompanying notes to financial statements
               are an integral part of these financial statements.

                            THE MILLBROOK PRESS INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999


                                                       Additional
                                 Common Stock            Paid-In        Treasury    Accumulated
                              Shares       Amount        Capital         Stock         Deficit          Total
                              ------       ------        -------         -----         -------          -----

Balance at July 31, 1998     3,455,000     $35,000     $17,556,000    $      -      $ (3,644,000)      $13,947,000

Net (loss)                           -           -          -                -          (674,000)         (674,000)
                             ---------     -------     -----------    ----------    ------------       -----------
Balance at July 31, 1999     3,455,000      35,000      17,556,000           -        (4,318,000)       13,273,000

Purchase of treasury stock    (595,113)          -          -          (967,000)          -               (967,000)

Net income                           -           -          -                -         1,136,000         1,136,000
                             ---------     -------     -----------    ----------    ------------       -----------
Balance at July 31, 2000     2,859,887     $35,000     $17,556,000    $ (967,000)    $(3,182,000)      $13,442,000
                             =========     =======     ===========    ==========    ============       ===========



                 The accompanying notes to financial statements
               are an integral part of these financial statements.

                            THE MILLBROOK PRESS INC.

                            STATEMENTS OF CASH FLOWS

                       YEARS ENDED JULY 31, 2000 AND 1999


                                                                        2000         1999
                                                                   -----------   -----------

Cash flows from operating activities:
     Net income (loss)                                             $ 1,136,000   $  (674,000)
     Depreciation and amortization                                   1,890,000     1,912,000
     Changes in assets and liabilities:
            Increase in accounts receivable                            (56,000)   (1,159,000)
            Decrease (increase) in inventories                         430,000      (370,000)
            Increase in royalty advances                              (332,000)      (21,000)
            Decrease in prepaid expenses                               139,000        82,000
            Decrease in other assets                                      --          15,000
            Increase in accounts payable and accrued expenses          197,000       486,000
            Increase in royalties payable                              104,000        60,000
                                                                   -----------   -----------
              Net cash provided by operating activities              3,508,000       331,000
                                                                   -----------   -----------
Cash flows from investing activities:
   Capital expenditures                                                (96,000)      (81,000)
   Plant costs                                                      (1,567,000)   (1,734,000)
                                                                   -----------   -----------
             Net cash used in investing activities                  (1,663,000)   (1,815,000)
                                                                   -----------   -----------
Cash flows from financing activities:
     (Repayments of) proceeds from borrowings under notes payable   (1,775,000)    1,583,000
     Proceeds from long term debt                                      764,000          --
     Purchase of treasury stock                                       (967,000)         --
                                                                   -----------   -----------
            Net cash (used in) provided by financing activities     (1,978,000)    1,583,000
                                                                   -----------   -----------
            Net (decrease) increase in cash                           (133,000)       99,000

Cash at beginning of year                                              133,000        34,000
                                                                   -----------   -----------
Cash at end of year                                                $      --     $   133,000
                                                                   ===========   ===========
Supplemental disclosures:
     Interest paid                                                 $   496,000   $   399,000
                                                                   ===========   ===========
     Income taxes paid                                             $    57,000   $   145,000
                                                                   ===========   ===========


                 The accompanying notes to financial statements
               are an integral part of these financial statements.

                            THE MILLBROOK PRESS INC.

                          NOTES TO FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999


(1)      Description of the Business:

         The Millbrook Press Inc. ("Company") was incorporated and commenced operations as an independent company on February 23, 1994. The Company is a publisher of children's nonfiction books, in both hardcover and paperbacks, for preschoolers through young adults. The Company's books are distributed to the school and public library market, trade bookstores and other specialty retail and direct sales markets in the United States through wholesalers, its own telemarketing efforts and commissioned sales representatives.

(2)      Summary of Significant Accounting Policies:

         Cash and Cash Equivalents-

         Cash and cash equivalents consist of cash in banks and highly liquid, short-term investments with original maturities of three months or less at the date acquired.

         Revenue Recognition-

         Revenue from the sale of books is generally recognized at shipment. The Company provides a reserve for product returns. Sales from telemarketing activities are recognized when the customer accepts all or part of a sample shipment.

         Inventories-

         Inventories of sheets and bound books, which are primarily located in a public warehouse or at customers as inventory on preview, are stated at the lower of cost or market, with cost determined by the average cost method. Allowances are established to reduce recorded costs of obsolete and slow moving inventory to its net realizable value.

         Royalty Advances-

         Licensing agreements for rights to future publications usually require a non-refundable partial payment of the royalty in advance of the publication. The Company charges royalty advances to expense in the period during which the related sales are recorded. If it appears that an advance will exceed total royalties to be earned based upon estimated sales, such excess is immediately expensed. Royalty advances for publications to be published in excess of one year from the balance sheet date are classified as non-current assets.

         Plant Costs-

         Plant costs consisting of plates, photo engravings, separations and other text costs of unpublished books are amortized over five years from publication date or the estimated remaining life, if shorter. Plant costs at July 31, 2000 and 1999 are presented net of accumulated amortization of $9,296,000 and $7,716,000 respectively.

         Advertising Costs-

         Advertising costs are expensed in the periods in which the costs are incurred. Catalog costs consisting of the costs of producing and distributing catalogs are expensed ratably over the year in which the costs are incurred in relation to sales. Advertising expense for the years ended July 31, 2000 and 1999 was $750,000 and $479,000, respectively.

         Fixed Assets-

         Fixed assets are recorded at cost. Depreciation and amortization of fixed assets are computed on the straight-line method based on useful lives ranging from 7-10 years for office furniture and equipment and 5 years for computers. Leasehold improvements are amortized over the lesser of the lease term or the life of the asset.

         Goodwill and Other Long Lived Assets-

         Goodwill represents the excess of the cost over the fair value of the net assets acquired. For financial reporting purposes, the excess of cost over the fair value of net assets acquired is amortized over 20 years using the straight-line method. Accumulated amortization at July 31, 2000 and 1999 is $1,266,000 and $1,051,000, respectively. Pursuant to Internal Revenue Code Section 197, for Federal income tax purposes such goodwill is deductible over 15 years.

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

         Earnings (loss) per share is net income (loss) divided by the weighted average number of common stock outstanding for the periods. Per share data for 2000 and 1999 does not assume the exercise of common stock options as the option exercise prices are above the average market price of common stock for the year.

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

         Use of Estimates-

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Actual results could vary from the estimates and assumptions used in the preparation of the accompanying financial statements.

(3)      Fixed Assets:

         Fixed assets at July 31, 2000 and 1999 consist of the following:

                                                      2000             1999
                                                   ---------      ----------

           Office furniture and equipment          $ 185,000      $  184,000
           Computers                                 578,000         487,000
           Telecommunication equipment                62,000          61,000
           Leasehold improvements                     78,000          75,000
                                                   ---------      ----------
                                                     903,000         807,000

           Accumulated depreciation                 (667,000)       (570,000)
                                                   ---------      ----------
                                                   $ 236,000      $  237,000
                                                   =========      ==========

         Depreciation expense for the years ended July 31, 2000 and 1999 was $97,000 and $80,000, respectively.

(4)      Notes Payable to Banks:

         On December 14, 1995, the Company entered into a revolving line of credit agreement with a bank that provided for borrowings up to $2,700,000. The bank increased the available line of credit to $4,000,000 on June 17, 1997 and to $7,500,000 on June 10, 1998. The
         line of credit provides for an interest rate at the bank's prime rate (9.5 % and 8% at July 31, 2000 and 1999, respectively). In addition, a certain portion of the line of credit may be priced at the 90 day Libor rate plus 2.0% (6.84%) at July 31, 2000. At July 31, 2000, the amount outstanding under this credit agreement was $3,683,000 ($3,000,000 of which was priced at the Libor rate). Advances under this line of credit are collateralized by substantially all of the assets of the Company. The revolving line of credit, which is payable upon demand by the bank, contains various covenants which include, among other things, a minimum tangible net worth requirement. The revolving line of credit prohibits the Company from the declaration or payment of dividends on common stock. The $7,500,000 is the maximum available, however it may be lower based upon the eligible value of the accounts receivable and inventory. As of July 31, 2000, the eligible inventory and accounts receivable was $6,962,000. The Company is in compliance with all of its covenants of the loan agreement, as amended January 31, 2000.

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

(5)      Income Taxes:

         Federal income taxes were provided for the year ended July 31, 2000. No federal income taxes were provided for the year ended July 31, 1999 due to the Company's net operating losses. The actual provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                                                                   2000              1999
                                                                ---------         ----------
         Income tax provision (benefit) at the federal
            statutory rate                                      $ 439,000         $ (229,000)
         State and local income taxes, net of federal tax
            provision (benefit)                                    76,000            (37,000)
         (Decrease) increase in valuation allowance              (250,000)           263,000
         Nondeductible expenses                                   (35,000)            13,000
         Other                                                    (27,000)           (10,000)
                                                                ---------         ----------
                       Provision for income taxes               $ 203,000         $       -
                                                                =========         ==========

         The tax effects of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and deferred tax liabilities at July 31, 2000 and 1999 are the following:

                                                                   2000            1999
                                                              -----------       ----------

            Deferred tax assets:
                 Accounts receivable allowances                 $ 263,000       $  320,000
                 Inventory reserves                               346,000          326,000
                 Unicap                                           418,000          373,000
                 Plate and revision costs                         101,000           80,000
                 Fixed assets                                      48,000           61,000
                 Pre-publication costs                            578,000          665,000
                 AMT credit                                        25,000           25,000
               Net operating loss carryforwards                       -            103,000
                 Other                                                -              2,000
                                                              -----------       ----------
                         Net deferred tax asset                 1,779,000        1,955,000
            Less:  Valuation allowance                           (710,000)        (960,000)
                                                              -----------       ----------
                         Net deferred tax asset                 1,069,000          995,000
                                                              -----------       ----------
            Deferred tax liabilities:
                 Returns allowances                              (289,000)             -
                 Goodwill amortization                           (266,000)        (240,000)
                 Other                                            (11,000)             -
                 Adjustment for change in tax
                   accounting method                             (503,000)        (755,000)
                                                              -----------       ----------
                         Net deferred tax liability            (1,069,000)        (995,000)
                                                              -----------       ----------
                         Net deferred income taxes            $       -         $      -
                                                              ===========       ==========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences or net operating loss carryforwards become deductible. The Company could not determine that such deferred tax assets could be realized and therefore has established a valuation allowance of $710,000 at July 31, 2000.

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

         In October 1996, the Company amended the Option Plan to decrease the exercise price on outstanding options from $8.00 per share to the initial public offering price of $4.50 per share. Non-vested options outstanding on the effective date (December 23, 1996) of the initial public offering, representing options for 283,500 shares, vested 50% one year from that date and the additional 50% two years from that date. As of July 31, 2000 and 1999, there were options outstanding for 603,500 shares and 517,500 shares, respectively, under the Option Plan.

         The per share weighted-average fair value of stock options granted during fiscal 2000, calculated in accordance with SFAS No. 123, was $1.50 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: fiscal 2000 - expected volatility 58%, risk-free interest rate of 5.8% and an expected life of 2 years.

         The Company applies APB Opinion No. 25 in accounting for its Option Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have changed to the pro forma amounts indicated below:

                                                             2000             1999
                                                          -----------   -----------
         Net income (loss)
              As reported                                 $ 1,136,000   $ (674,000)
              Pro forma                                     1,070,000     (764,000)
         Earnings (loss) per share (basic and diluted)
              As reported                                         .37         (.20)
              Pro forma                                           .35         (.22)

         Pro forma net income (loss) reflects all options granted since August 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods of 2-5 years and compensation cost for options granted prior to August 1, 1995 is not considered.

         Stock Option Plan activity during the periods indicated is as follows:

                                                                   Weighted-
                                              Number of             Average
                                               Shares            Exercise Price
                                              ---------          --------------

         Balance at July 31, 1998              527,000              4.50
              Granted                             -                  -
              Forfeited                         (9,500)             4.54
                                               -------
         Balance at July 31, 1999              517,500              4.50

              Granted                          147,500              2.25
              Forfeited                        (61,500)             4.50
                                               -------
         Balance at July 31, 2000              603,500              3.94
                                               =======

         At July 31, 2000 and 1999, the range of exercise prices was $2.25 - $6.075. The weighted-average remaining contractual life of outstanding options at July 31, 2000 and 1999 was 4.1 and 4.2 years, respectively.

         At July 31, 2000 and 1999, the number of options exercisable were 391,000 and 353,000, respectively, and the weighted-average exercise price of those options was $3.94.

         In December 1996 in connection with the initial public offering, the Company sold to the Underwriter for $100, the Underwriter's Purchase Option ("Purchase Option"), consisting of the right to purchase up to an aggregate of 170,000 shares of common stock. The Purchase Option is exercisable at $6.075 per share for a period of four years commencing on December 17, 1997.

(7)      401(k) Profit Sharing Plan:

         The Company maintains a Non-standardized Prototype Cash or Deferred Profit Sharing 401(k) Plan (the "Plan"). Participation in the Plan by employees requires that they complete six months of service for the Company and attain 21 years of age. Employees on the Plan's effective date did not have to satisfy the six-month service requirement. The Company determines each year a discretionary matching contribution. Such additional contribution, if any, shall be allocated to employees in proportion to each participant's contribution. The Company did not contribute to the Plan during the years ended July 31, 2000 and 1999.

(8)      Commitments

         The Company leases office facilities under operating leases which expire at various dates through 2004. The leases are subject to escalation clauses as they relate to certain expenses of the lessor, i.e., utilities and real estate taxes.

         Minimum future rental payments under non-cancelable operating leases having initial or remaining terms in excess of one year are as follows:

                  Year ending July 31                 Amount
                  -------------------                 ------

                        2001                         $173,000
                        2002                          177,000
                        2003                          103,000
                        2004                           39,000
                        Thereafter                       -
                                                     --------
                                                     $492,000
                                                     ========

         Rent expense for the years ended July 31, 2000 and 1999 was $178,000 and $158,000, respectively.

         In May 1994, the Company entered into an agreement with Aladdin Books, a British publishing company, whereby Aladdin agreed to produce no less than 50 titles per year for Millbrook through January 1, 2002. The titles are to be wholly owned by Millbrook. Aladdin is responsible for production, printing and binding. Production costs are shared by Aladdin and Millbrook. Aladdin retains sales rights for these titles to countries other than the United States, Canada and the Philippines. Royalties are paid to Aladdin based on Millbrook sales. Development recovery amounts are paid to Millbrook based on sales by Aladdin to other parts of the world. Net payables to Aladdin at July 31, 2000 and 1999 are $652,000 and $858,000, respectively.

(9)      Fair Value of Financial Instruments:


         Cash, Accounts Receivable, Accounts Payable and Accrued Expenses-


         The carrying amount approximates fair value because of the short-term maturity of these instruments.

         Notes Payable-

         The carrying amount of these financial instruments approximates fair values based on the fact that the related interest rates fluctuate with market rates.

(10)     Concentration of Credit Risk:

         The Company extends credit to various companies in the retail and mass merchandising industry for the purchase of its merchandise, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of its customers and reserves for potential losses are maintained. One customer accounted for 11% and 10% of the Company's net sales for the years ended July 31, 2000 and 1999, respectively. Two customers accounted for 29% of the Company's accounts receivable as of the year ended July 31, 2000.

(11)     Purchase of Treasury Stock:

         On December 16, 1999, the Company purchased 595,113 shares of Common Stock in a private transaction from a related party for an aggregate purchase price of $967,000 or $1.625 per share. Upon consummation of the transaction, the repurchased shares of Common Stock were placed in treasury. On January 31, 2000, the Company borrowed additional funds to finance the transaction (see "Notes Payable to Bank"). For the period from December 16, 1999 to January 31, 2000, the Company's working capital was used to finance this transaction.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                                      None

PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16 (a) of the Exchange Act.

The information required by Item 9 regarding directors is incorporated by reference to the information appearing under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.


Item 10.  Executive Compensation.

The information required by Item 10 is incorporated by reference to the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.



Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 11 is incorporated by reference to the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.


Item 12.  Certain Relationships and Related Transactions

The information required by Item 12 is incorporated by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

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

***10.13 Employment Agreement, dated as of January 1999, by and between the Company and David Allen.

****10.14     Amendment to loan and security  agreement  dated January 31, 2000, between People's Bank and the Company.

*****27       Financial Data Schedule

--------------------------------------------------------------------------------

* Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1998
** Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No. 33-14631)
*** Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended July 31, 1999
**** Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 2000
*****         Filed Herewith.
              (b)  Reports on Form 8-K

                       None

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE MILLBROOK PRESS INC.

Dated:  October 25, 2000               By: /s/ Jeffrey Conrad
                                       ------------------------------------
                                               Jeffrey Conrad, President and
                                               Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures                      Title                              Date

/s/ Jeffrey Conrad
-------------------------       President and                   October 25, 2000
Jeffrey Conrad                  Chief Executive Officer
                                (Principal Executive
                                Officer)

/s/ David Allen
-------------------------       Chief Operating Officer         October 25, 2000
David Allen                     Chief Financial Officer
                                (Principal Financial
                                Officer and Principal
                                Accounting Officer)

/s/ Howard Graham
-------------------------       Chairman of the Board           October 25, 2000
Howard Graham

/s/ Frank J. Farrell            Director                        October 25, 2000
-------------------------
Frank Farrell

/s/ Bruno A. Quinson            Director                        October 25, 2000
-------------------------
Bruno A. Quinson

/s/ Joseph Kanon                Director                        October 25, 2000
-------------------------
Joseph Kanon

/s/ Hannah Stone                Director                        October 25, 2000
-------------------------
Hannah Stone