Form 10QSB
period 2000-10-31
MILLBROOK PRESS INC
filed 2000-12-14
CIK 1022899

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


       (Mark One)
(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2000.

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

       Yes  /X/       No  / /


                       APPLICABLE ONLY TO CORPORATE ISSUES

State the number of share outstanding of each of the issuer's classes of common equity, as of October 31, 2000.

                  2,859,887 shares of Common Stock outstanding
--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (check one):

       Yes / /    No   /X/

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                October 31, 2000



PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Operations for the three months ended
              October 31, 2000 and 1999

              Balance Sheet as of October 31, 2000

              Statements of Cash Flows for three months ended
              October 31, 2000 and  1999

              Notes to Financial Statements


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8 - K

                            THE MILLBROOK PRESS INC.
                            Statements of Operations

                                                                    Three months ended
                                                                       October 31

                                                                       2000        1999
                                                                       ----        ----

Net sales                                                          $5,285,000  $5,236,000

Cost of sales                                                       2,794,000   2,798,000
                                                                   ----------  ----------

Gross profit                                                        2,491,000   2,438,000
                                                                   ----------  ----------

Operating expenses:
    Selling and marketing                                           1,448,000   1,430,000
    General and administrative                                        476,000     405,000
                                                                   ----------  ----------
   Total operating expenses                                         1,924,000   1,835,000
                                                                   ----------  ----------

Operating income                                                      567,000     603,000

Interest expense                                                      116,000     114,000
                                                                   ----------  ----------

Income before income tax                                              451,000     489,000

Provision for income tax                                              121,000           -
                                                                   ----------  ----------

Net income after tax                                               $  330,000  $  489,000
                                                                   ==========  ==========


Earnings per share  (basic and diluted)                            $     0.12  $     0.14
                                                                   ==========  ==========


Weighted average shares outstanding                                 2,859,887   3,455,000
                                                                   ==========  ==========

                            THE MILLBROOK PRESS INC.
                                  Balance Sheet
                                October 31, 2000

Assets

Cash                                                               $   25,000
Accounts receivable, net                                            6,294,000
Inventory, net                                                      6,769,000
Royalty advances, net                                                 725,000
Prepaid expense and other assets                                      341,000
                                                                -------------
                  Total current assets                             14,154,000

Plant costs, net                                                    4,386,000
Royalty advances, net                                               1,147,000
Fixed assets, net                                                     225,000
Goodwill, net                                                       2,859,000
                                                                -------------

                  Total assets                                   $ 22,771,000
                                                                =============

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                             $ 4,093,000
Notes payable to bank                                               4,043,000
Royalties payable                                                     199,000
Current portion of long term debt                                     300,000
                                                                -------------
                  Total current liabilities                         8,635,000

Long term debt                                                        364,000
                                                                -------------
                  Total liabilities                                 8,999,000
                                                                -------------

Stockholders' Equity
Common stock, par value $.01, 12,000,000
   shares authorized, 3,455,000 shares issued
   and 2,859,887 shares outstanding                                    35,000
Additional paid in capital                                         17,556,000
Treasury stock                                                       (967,000)
Accumulated deficit                                                (2,852,000)
                                                                -------------
                  Total stockholders' equity                       13,772,000
                                                                -------------

                  Total liabilities & stockholders' equity       $ 22,771,000
                                                                =============

                            THE MILLBROOK PRESS INC.
                            Statements of Cash Flows


                                                                          Three months ended
                                                                             October 31
                                                                         2000                 1999
                                                                         ----                 ----
CASH FLOW  FROM OPERATING ACTIVITIES:
Net income                                                             $330,000            $489,000

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                                           514,000             487,000
Changes in assets & liabilities:
   Accounts receivable                                                 (134,000)             28,000
   Inventory                                                           (120,000)            (13,000)
   Prepaid expenses and other assets                                   (128,000)            113,000
   Accounts payable & accrued expenses                                 (209,000)         (1,028,000)
                                                                   ------------       -------------

Cash provided by operating activities                                   253,000              76,000
                                                                   ------------       -------------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                    (18,000)            (20,000)
Plant costs                                                            (470,000)           (284,000)
                                                                   ------------       -------------
Cash used in investing activities                                      (488,000)           (304,000)
                                                                   ------------       -------------

CASH FLOW FROM FINANCING ACTIVITIES:
Net borrowings under lines of credit                                    360,000             185,000
Repayment of long term debt                                            (100,000)                  -
                                                                   ------------       -------------
Cash provided by financing activities                                   260,000             185,000
                                                                   -------------      -------------

Net increase (decrease) in cash                                          25,000             (43,000)

Cash at beginning of period                                                   -             133,000
                                                                   -------------      -------------

Cash at end of period                                                  $ 25,000            $ 90,000
                                                                   ============       =============

Supplemental disclosures:
Interest paid                                                          $119,000            $114,000
                                                                   ============       =============
Income tax paid                                                        $ 61,000            $ 15,000
                                                                   ============       =============

NOTES TO FINANCIAL STATEMENTS
October 31, 2000

Basis of Presentation

The financial statements of The Millbrook Press Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. The results of the October 31, 2000 interim period are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the fiscal year ended July 31, 2000.

Stock Option Plan

The Company has reserved 675,000 shares of common stock, $.01 par value per share (the "Common Stock"), under its 1994 Stock Option Plan ("Option Plan") which provides that the Stock Option and Compensation Committee of the Board of Directors, may grant stock options to eligible employees, officers or directors of the Company or its affiliates. The number of shares reserved for issuance is adjusted in accordance with the provisions of the Option Plan. All stock options granted by the Company generally expire seven years after the grant date. Stock options generally vest 50% one year from the date of grant and 25% in each of the next two years from the date of grant.

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

Notes Payable to Bank

As of October 31, 2000, the Company had available a $7,500,000 revolving line of credit with People's Bank and the Company had $4,043,000 outstanding under this line. The $7,500,000 is the maximum available, however it may be lower based upon the eligible value of accounts receivable and inventory. As of October 31, 2000, the eligible inventory and accounts receivable was

$6,752,000. The Company is in compliance with all covenants of the loan agreement with People's Bank, as amended January 31, 2000. On January 31, 2000, the Company borrowed an additional $964,000 from People's Bank for the purchase of 595,113 shares of its Common Stock, of which $600,000 is based on a 24 month unsecured term loan with equal monthly payments of $25,000 per month, with interest on the outstanding balance at prime plus 2%. The remaining $364,000 is secured by eligible accounts receivable and inventory of the Company and is payable on January 1, 2002. Interest on the outstanding balance is at the Bank's prime rate.

Taxes

Federal income taxes have been provided for the three months ended October 31, 2000, as the Company has fully utilized its net operating loss carryforwards.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        General

The Company is a publisher of children's fiction and non-fiction books, in both hardcover and paperback, for the school and library market and the consumer market. Since its inception, the Company has published more than 1,400 hardcover and 600 paperback books under its Millbrook, Copper Beech, Twenty-First Century and Magic Attic Press imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores and educational organizations. Books published under the Millbrook imprint have evolved from information intensive school and library books to include its current mix of highly graphic, consumer-oriented books. Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either hardcover or paperback books. The majority of Copper Beech books are published for both the consumer and library markets. Twenty-First Century book titles are published primarily for the library market. The Company has incurred significant expenses relating to the establishment of the infrastructure which can enable the Company to sell books to the consumer market and/or develop books that can appeal to both the school and public library market and consumer market.

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


Results of Operations

Net sales for the first quarter ended October 31, 2000 were $5,285,000 compared to $5,236,000 for the same period last year, an increase of $49,000. Increased sales in both the School and Public Library and Consumer markets accounted for the favorable results.

Gross profit margin for the first quarter ended October 31, 2000 amounted to $2,491,000, or 47.13% of net sales compared to $2,438,000 or 46.56% of net sales for the same period last year.

Selling and marketing expenses for the quarter ended October 31, 2000 were 27.4% of net sales compared to 27.3% of net sales for the quarter ended October 31, 1999.

General and administrative expenses increased by $71,000 to $476,000 for the quarter ended October 31, 2000 compared to $405,000 for the quarter ended October 31, 1999. The increased expenses are due mainly to additional investment needed to expand the publishing program.

During the quarter ended October 31, 2000, the Company had operating income of $567,000 compared with operating income of $603,000 for the same period in 1999.

Interest expense for the quarter ended October 31, 2000 was $116,000 compared to $114,000 for the same period last year as total bank borrowing has remained constant.

Net income after tax for the quarter ended October 31, 2000 was $330,000 compared to $489,000 for the same period last year. The current quarter has income tax expense of $121,000 as the Company has fully utilized its net operating loss carryforwards.

For the remainder of fiscal year 2001, the Company will continue on its plan of strengthening the business. The Company has committed additional funds for expansion of its Copper Beach and Twenty-First Century imprints, and has initiated a fiction imprint to be launched in spring 2002. These improvements will serve to further increase sales in fiscal 2002 and beyond. The Company expects current year revenue and profit to be in line with the prior year.

Liquidity and Capital Resources

As of October 31, 2000, the Company had up to $7,500,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness, to grant security interest in the assets of the Company or to pay dividends on the Company's securities.

As of October 31, 2000, the Company had $4,043,000 outstanding under this line compared to $5,643,000 as of October 31, 1999. This debt decreased due to increased cash flow from operations. In addition, on October 31, 2000, the Company had an outstanding loan of $664,000 used to finance the purchase of treasury stock.

As of October 31, 2000, the Company had cash and working capital of $25,000 and $5,519,000, respectively, as opposed to cash and working capital of $90,000 and $5,493,000, respectively, as of October 31, 1999.

Inventory of finished goods totaled $6,769,000 and $7,092,000 at October 31, 2000 and 1999, respectively. The level of inventory has decreased slightly from the prior year and reflects an adequate level of trade and school and library backlist titles. The increase in accounts receivable of $218,000 from October 31, 1999 is due to increased sales.

Based on its current operating plan, the Company believes that its existing resources together with cash generated from operations and cash available through its credit line will be sufficient to satisfy the Company's contemplated working capital requirements at least through approximately October 31, 2001. However, there can be no assurance that the Company's working capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after October 31, 2001, the Company may seek additional funds through debt or equity financing. The Company has no agreements, commitments or understandings with respect to such debt or equity financing.


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


Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created hereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company's future cash resources and liquidity, current year revenue and profit, future revenues from the Company's new fiction imprint and improvements in the Company's Cooper Beach and Twenty-First Century imprints and the ability of the Company to fully exploit a book's sales potential in the school and library and consumer markets. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


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


                                           The Millbrook Press, Inc.
                                           ------------------------
                                           (Registrant)


December 12, 2000                          By: /s/  David Allen
                                               ---------------------------------
                                           David Allen
                                           Chief Financial Officer