Form 10QSB
period 2001-01-31
MILLBROOK PRESS INC
filed 2001-03-15
CIK 1022899

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended January 31, 2001.

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

Yes X               No
    -------------      -----------

                       APPLICABLE ONLY TO CORPORATE ISSUES

State the number of share outstanding of each of the issuer's classes of common equity, as of January 31, 2001.

                  2,849,887 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes                 No            X
    -------------      ------------

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                January 31, 2001



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Operations for the three and six months ended January 31, 2001 and 2000

         Balance Sheet as of January 31, 2001

         Statements of Cash Flows for six months ended January 31, 2001 and 2000

         Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 4.  Submission of  Matters to a Vote of  Security Holders

Item 6.  Exhibits and Reports on Form 8 - K

                            THE MILLBROOK PRESS INC.
                            Statements of Operations

                                              Six months ended           Three months ended
                                                 January 31                  January 31
                                              2001         2000           2001            2000
                                              ----         ----           ----            ----

Net sales                               $10,668,000    $10,559,000    $ 5,383,000    $ 5,323,000

Cost of sales                             5,632,000      5,852,000      2,838,000      3,054,000
                                        -----------    -----------    -----------    -----------

Gross profit                              5,036,000      4,707,000      2,545,000      2,269,000

Operating expenses:
    Selling and marketing                 3,156,000      2,844,000      1,708,000      1,414,000
    General and administrative              994,000        868,000        518,000        463,000
                                        -----------    -----------    -----------    -----------
    Total operating expenses              4,150,000      3,712,000      2,226,000      1,877,000
                                        -----------    -----------    -----------    -----------
Operating income                            886,000        995,000        319,000        392,000

Interest expense                            237,000        239,000        121,000        125,000
                                        -----------    -----------    -----------    -----------

Income before income tax                    649,000        756,000        198,000        267,000

Provision for income tax                    212,000        116,000         91,000        116,000
                                        -----------    -----------    -----------    -----------

Net income                              $   437,000    $   640,000    $   107,000    $   151,000
                                        ===========    ===========    ===========    ===========


Earnings per share                      $      0.15    $      0.19    $      0.04    $      0.05
                                        ===========    ===========    ===========    ===========
 (basic and diluted)

Weighted average shares outstanding       2,859,387      3,307,856      2,858,887      3,163,912
                                        ===========    ===========    ===========    ===========


                            THE MILLBROOK PRESS INC.
                                  Balance Sheet
                                January 31, 2001

Assets

Cash                                                            $     55,000
Accounts receivable, net                                           6,058,000
Inventory, net                                                     7,243,000
Royalty advances, net                                                725,000
Prepaid expense and other assets                                     354,000
                                                                ------------
                  Total current assets                            14,435,000

Plant costs, net                                                   4,364,000
Royalty advances, net                                              1,089,000
Fixed assets, net                                                    227,000
Goodwill, net                                                      2,805,000
                                                                ------------

                  Total assets                                  $ 22,920,000
                                                                ============

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                           $  3,486,000
Notes payable to bank                                              4,856,000
Royalties payable                                                    155,000
Current portion of long term debt                                    300,000
                                                                ------------
                  Total current liabilities                        8,797,000

Long term debt                                                       264,000
                                                                ------------
                  Total liabilities                                9,061,000
                                                                ------------

Stockholders' Equity
Common stock, par value $.01, 12,000,000
   shares authorized, 3,455,000 shares issued
   and 2,849,887 shares outstanding                                   35,000
Additional paid in capital                                        17,556,000
Treasury stock                                                      (987,000)
Accumulated deficit                                               (2,745,000)
                                                                ------------
                  Total stockholders' equity                      13,859,000
                                                                ------------

                  Total liabilities & stockholders' equity      $ 22,920,000
                                                                ============

                            THE MILLBROOK PRESS INC.
                            Statements of Cash Flows

                                                                            Six months ended
                                                                                January 31
                                                                           2001           2000
                                                                           ----           ----
CASH FLOW  FROM OPERATING ACTIVITIES:
Net income                                                             $   437,000   $   640,000

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                                            1,027,000       971,000
Changes in assets & liabilities:
   Accounts receivable                                                     102,000      (499,000)
   Inventory                                                              (594,000)     (164,000)
   Prepaid expenses and other assets                                       (83,000)      210,000
   Accounts payable & accrued expenses                                    (860,000)     (403,000)
                                                                       -----------   -----------

                  Net cash provided by operating activities                 29,000       755,000
                                                                       -----------   -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                       (47,000)      (48,000)
Plant costs                                                               (880,000)     (636,000)
                                                                       -----------   -----------
                  Net cash used in investing activities                   (927,000)     (684,000)
                                                                       -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings under notes payable              1,173,000      (173,000)
(Repayment of) proceeds from long term debt                               (200,000)      964,000
Purchase of treasury stock                                                 (20,000)     (967,000)
                                                                       -----------   -----------
                  Net cash provided by (used in) financing activities      953,000      (176,000)
                                                                       -----------   -----------

                  Net increase (decrease) in cash                           55,000      (105,000)

Cash at beginning of period                                                   --         133,000
                                                                       -----------   -----------

Cash at end of period                                                  $    55,000   $    28,000
                                                                       ===========   ===========

Supplemental disclosures:
Interest paid                                                          $   118,000   $   239,000
                                                                       ===========   ===========
Income tax paid                                                        $    55,000   $    25,000
                                                                       ===========   ===========

NOTES TO FINANCIAL STATEMENTS
January 31, 2001

Basis of Presentation

The financial statements of The Millbrook Press Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. The results of the January 31, 2001 interim period are not necessarily indicative of the results that may be expected for the full year.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the fiscal year ended July 31, 2000.

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

Earnings Per Share

The Company presents earnings per share on a basic and diluted basis in accordance with Statement of Financial Accounting Standard (SFAS 128) "Earnings Per Share". The computation of basic earnings per share is based on income available to common stockholders and the weighted average number of common shares outstanding during the three and six month periods.

Purchase of Treasury Stock

On December 16, 1999, the Company purchased 595,113 shares of Common Stock in a private transaction for an aggregate purchase price of $967,000 or $1.625 per share. Upon consumation of the transaction, the repurchased shares of Common Stock were placed in treasury. On January 31, 2000, the Company borrowed additional funds to finance the transaction (see Notes Payable to Bank). For the period from December 16, 1999 to January 31, 2000, the Company's working capital was used for this transaction. In addition on January 22, 2001 the Company purchased an additional 10,000 shares of Common Stock in the open market at $1.98 per share. The Company used funds from its working capital line to purchase these shares. The repurchased 10,000 shares of Common Stock were placed in treasury. The Company may purchase additional shares of Common Stock in the future and has allocated $450,000 of its working capital line for that purpose.

Notes Payable to Bank

As of January 31, 2001, the Company had available a $7,500,000 revolving line of credit with People's Bank and the Company had $4,856,000 outstanding under this line. The $7,500,000 is the maximum available, however it may be lower based upon the eligible value of accounts receivable and inventory. As of January 31, 2001, the eligible inventory and accounts receivable was $7,312,000. The Company is in compliance with all covenants of the loan agreement with People's Bank, as amended January 31, 2000. On January 31, 2000, the Company borrowed an additional $964,000 from People's Bank for the purchase of 595,113 shares of its Common Stock, of which $600,000 is based on a 24 month unsecured term loan with equal monthly payments of $25,000 per month, with interest on the outstanding balance at prime plus 2%. The remaining $364,000 is secured by eligible accounts receivable and inventory of the Company and is payable on January 1, 2002. Interest on the outstanding balance is at the Bank's prime rate.

Income Taxes

Federal and state income taxes have been provided for the three and six months ended January 31, 2001 and 2000, as the Company has fully utilized its net operating loss carryforwards.




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


Results of Operations
---------------------

Net sales for the second quarter ended January 31, 2001 were $5,383,000 compared to $5,323,000 for the same period last year, an increase of $60,000. Net sales for the six months ended January 31, 2001 were $10,668,000 compared to $10,559,000 for the same period last year, an increase of $109,000. Increased sales in both the School and Public Library and Consumer markets accounted for the favorable results.

Gross profit margin for the second quarter ended January 31, 2001 amounted to $2,545,000, or 47.3% of net sales compared to $2,269,000 or 42.6% of net sales for the same period last year. For the six months ended January 31, 2001 gross profit margin was $5,036,000, or 47.2% of net sales compared to $4,707,000 or 44.6% of net sales for the same period last year. Increased sales in the more profitable product lines account for the favorable variance.

Selling and marketing expenses for the quarter ended January 31, 2001 were 31.7% of net sales compared to 26.6% of net sales for the quarter ended January 31, 2000. For the six months ended January 31, 2001 these expenses were 29.6% compared to 26.9% of net sales for the same period in 2000. General and administrative expenses increased by $55,000 to $518,000 for the quarter ended January 31, 2001 compared to $463,000 for the quarter ended January 31, 2000. For the six months ended January 31, 2001 these expenses increased by $126,000 to $994,000 compared to $868,000 for the same period in 2000. The increased expenses are due mainly to additional investment needed to expand the publishing program.

During the quarter ended January 31, 2001, the Company had operating income of $319,000 compared with operating income of $392,000 for the same period in 2000. For the six months ended January 31, 2001 the operating income was $886,000 compared to $995,000 for the same period in 2000.

Interest expense for the quarter ended January 31, 2001 was $121,000 compared to $125,000 for the same period last year. For the six months ended January 31, 2001 interest expense was $237,000 compared to $239,000 for the same period in 2000 as total bank borrowing has remained constant.

Net income after tax for the quarter ended January 31, 2001 was $107,000 compared to $151,000 for the same period last year. For the six months ended January 31, 2001 net income was $437,000 compared to $640,000 for the same period in 2000. The current year has income tax expense of $212,000 as the Company has fully utilized its net operating loss carryforwards.

For the remainder of fiscal year 2001, the Company will continue on its plan of strengthening the business. The Company has committed additional funds for expansion of its Copper Beach and Twenty-First Century imprints, and has initiated a fiction imprint to be launched in Spring 2002. The Company believes these actions should serve to further increase sales in fiscal 2002 and beyond. The Company expects current year revenue and net income to be in line with the prior year.

Liquidity and Capital Resources
-------------------------------

As of January 31, 2001, the Company had up to $7,500,000 revolving line of credit with People's Bank. The line of credit restricts the ability of the Company to obtain working capital in the form of indebtedness, to grant security interest in the assets of the Company or to pay dividends on the Company's securities. The line provides for the repurchase of up to $450,000 of Company Common Stock.

As of January 31, 2001, the Company had $4,856,000 outstanding under this line compared to $5,285,000 as of January 31, 2000. This debt decreased due to increased cash flow from operations. In addition, on January 31, 2001, the Company had an outstanding loan of $564,000 from People's Bank used to finance the purchase of treasury stock.

As of January 31, 2001, the Company had cash and working capital of $55,000 and $5,638,000, respectively, as opposed to cash and working capital of $28,000 and $5,505,000, respectively, as of January 31, 2000.

Inventory of finished goods totaled $7,243,000 and $7,243,000 at January 31, 2001 and 2000, respectively. The level of inventory has remained constant with prior year and reflects an adequate level of trade and school and library backlist titles. The decrease in accounts receivable of $545,000 from January 31, 2000 is due to collection efforts.

Based on its current operating plan, the Company believes that its existing resources together with cash generated from operations and cash available through its credit line will be sufficient to satisfy the Company's contemplated working capital requirements at least through approximately January 31, 2002. However, there can be no assurance that the Company's working capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, either before or after January 31, 2002, the Company may seek additional funds through debt or equity financing. The Company has no agreements, commitments or understandings with respect to such debt or equity financing.

Forward-Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created hereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company's future cash resources and liquidity, current year revenue and net income, future revenues from the Company's new fiction imprint, improvements in the Company's Copper Beach and Twenty-First Century imprints and the ability of the Company to fully exploit a book's sales potential in the school and library and consumer markets. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

On November 30, 2000, the Company held its Annual Meeting of Stockholders, whereby the stockholders elected Directors and ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending July 31, 2001. The vote on such matters was as follows:

              1.  ELECTION OF DIRECTORS:
                                                   For               Withheld
                                                   ---               --------
                        Howard Graham            1,721,937            - 0 -
                        Jeffrey Conrad           1,721,937            - 0 -
                        Frank J. Farrell         1,721,937            - 0 -
                        Bruno A. Quinson         1,721,937            - 0 -
                        Joseph Kanon             1,721,937            - 0 -
                        Hannah Stone             1,721,937            - 0 -

              2.  RATIFICATION OF APPOINTMENT OF ARTHUR ANDERSEN LLP:

                                    For           Against             Abstain
                                    ---           -------             -------
                                 1,721,937         - 0 -               - 0 -


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -- None

         (b) Form 8-K -- None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           The Millbrook Press, Inc.
                                           ---------------------------
                                           (Registrant)


March 15, 2001                        By:  /s/ David Allen
                                           ---------------------------
                                           David Allen
                                           Chief Operating Officer,
                                           Chief Financial Officer