Form 10QSB
period 2001-04-30
MILLBROOK PRESS INC
filed 2001-06-14
CIK 1022899

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

     (Mark One)
(X)  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2001.
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

     Yes  / /          No /X/

                       APPLICABLE ONLY TO CORPORATE ISSUES

     State the number of share outstanding of each of the issuer's classes of common equity, as of April 30, 2001.

                  2,849,887 shares of Common Stock outstanding
--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (check one):

     Yes   /X/         No / /

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                 APRIL 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Operations for the three and nine months
            ended April 30, 2001 and 2000

            Balance Sheet as of April 30, 2001

            Statements of Cash Flows for nine months ended April 30,
            2001 and 2000

            Notes to Financial Statements

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations

PART II.  OTHER INFORMATION

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8 - K

                            THE MILLBROOK PRESS INC.
                            STATEMENTS OF OPERATIONS

                                                  NINE MONTHS ENDED                                THREE MONTHS ENDED
                                                      APRIL 30                                          APRIL 30
                                             2001                  2000                      2001                     2000
                                             ----                  ----                      ----                     ----

Net sales                               $ 15,955,000            $ 15,582,000                $ 5,287,000             $ 5,023,000

Cost of sales                              8,644,000               8,420,000                  3,012,000               2,568,000
                                        ------------            ------------                -----------             -----------

Gross profit                               7,311,000               7,162,000                  2,275,000               2,455,000

Operating expenses:
    Selling and marketing                  4,846,000               4,439,000                  1,690,000               1,595,000
    General and administrative             1,444,000               1,374,000                    450,000                 506,000
                                        ------------            ------------                -----------             -----------
   Total operating expenses                6,290,000               5,813,000                  2,140,000               2,101,000
                                        ------------            ------------                -----------             -----------

Operating income                           1,021,000               1,349,000                    135,000                 354,000

Interest expense                             345,000                 368,000                    108,000                 129,000
                                        ------------            ------------                -----------             -----------

Income before income tax                     676,000                 981,000                     27,000                 225,000

Provision for income tax                     218,000                 129,000                      6,000                  13,000
                                        ------------            ------------                -----------             -----------

Net income                                 $ 458,000               $ 852,000                   $ 21,000                $212,000
                                        ============            ============                ===========             ===========

Earnings per share - basic                  $   0.16                $   0.27                    $  0.01                 $  0.07
                                            ========                ========                    =======                 =======
Earnings per share - diluted                $   0.16                $   0.27                    $  0.01                 $  0.07
                                            ========                ========                    =======                 =======

Weighted average shares outstanding        2,856,337               3,157,444                  2,849,887               2,859,887
                                           =========               =========                  =========               =========

                            THE MILLBROOK PRESS INC.
                                  BALANCE SHEET
                                 APRIL 30, 2001

ASSETS

Cash                                                                $   18,000
Accounts receivable, net                                             6,450,000
Inventory, net                                                       6,991,000
Royalty advances, net                                                  725,000
Prepaid expense and other assets                                       302,000
                                                           --------------------
            TOTAL CURRENT ASSETS                                    14,486,000

Plant costs, net                                                     4,374,000
Royalty advances, net                                                1,498,000
Fixed assets, net                                                      222,000
Deferred tax                                                           181,000
Goodwill, net                                                        2,752,000
                                                           --------------------

            TOTAL ASSETS                                           $23,513,000
                                                           ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                              $ 3,307,000
Notes payable to bank                                                5,680,000
Royalties payable                                                      182,000
Current portion of long term debt                                      464,000
                                                           --------------------
            TOTAL CURRENT LIABILITIES                                9,633,000

Long term debt                                                             --
                                                           --------------------
            TOTAL LIABILITIES                                        9,633,000
                                                           --------------------

STOCKHOLDERS' EQUITY
Common stock, par value $.01, 12,000,000
   shares authorized, 3,455,000 shares issued
   and 2,849,887 shares outstanding                                     35,000
Additional paid in capital                                          17,556,000
Treasury stock                                                        (987,000)
Accumulated deficit                                                 (2,724,000)
                                                           --------------------
            TOTAL STOCKHOLDERS' EQUITY                              13,880,000
                                                           --------------------

            TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $23,513,000
                                                           ====================

                            THE MILLBROOK PRESS INC.
                            STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED
                                                                                      APRIL 30
                                                                               2001            2000
                                                                               ----            ----
CASH FLOW  FROM OPERATING ACTIVITIES:
Net income                                                                 $ 458,000         $ 852,000

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                                              1,541,000         1,455,000
Changes in assets & liabilities:
   Accounts receivable                                                      (290,000)          536,000
   Inventory                                                                (342,000)         (261,000)
   Prepaid expenses and other assets                                        (621,000)           20,000
   Accounts payable & accrued expenses                                (1,012,000)         (682,000)
                                                                       ---------------     -------------

            NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES             (266,000)        1,920,000
                                                                       ---------------    -------------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (71,000)          (90,000)
Plant costs                                                               (1,322,000)       (1,080,000)
                                                                       ---------------     -------------
            NET CASH USED IN INVESTING ACTIVITIES                         (1,393,000)       (1,170,000)
                                                                       ---------------     -------------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) borrowings under notes payable                1,997,000          (760,000)
(Repayment of) proceeds from long term debt                                 (300,000)          864,000
Purchase of treasury stock                                                   (20,000)         (967,000)
                                                                       --------------      -------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            1,677,000          (863,000)
                                                                       --------------      -------------

            NET INCREASE (DECREASE) IN CASH                                   18,000          (113,000)

CASH AT BEGINNING OF PERIOD                                                     --             133,000
                                                                       --------------     -------------

CASH AT END OF PERIOD                                                       $ 18,000          $ 20,000
                                                                       ==============     =============

SUPPLEMENTAL DISCLOSURES:
Interest paid                                                              $ 349,000          $368,000
                                                                       ==============     =============
Income tax paid                                                            $ 338,000          $ 39,000
                                                                       ==============     =============

NOTES TO FINANCIAL STATEMENTS
April 30, 2001

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

Certain information and footnote  disclosures normally included in the financial statements prepared in accordance with generally accepted accounting  principles in the United States have been condensed or omitted.  These financial statements should be read in conjunction  with the audited  financial  statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended July 31,
2000.

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

EARNINGS PER SHARE

The  Company  presents  earnings  per  share  on a basic  and  diluted  basis in accordance with Statement of Financial  Accounting Standard (SFAS 128) "Earnings
Per  Share".  The  computation  of basic  earnings  per share is based on income available  to common  stockholders  and the  weighted  average  number of common shares outstanding during the three and nine month periods. Diluted EPS reflects the  potential  dilution  that could occur from Common  Stock  issuable  through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities.

PURCHASE OF TREASURY STOCK

On December 16, 1999, the Company  purchased 595,113 shares of Common Stock in a private  transaction  for an aggregate  purchase price of $967,000 or $1.625 per share.  Upon  consumation of the transaction,  the repurchased  shares of Common
Stock were  placed in  treasury.  On January  31,  2000,  the  Company  borrowed additional funds to finance the transaction (see Notes Payable to Bank). For the period from December 16, 1999 to January 31, 2000, the Company's working capital was used for this  transaction.  In  addition,  on January  22, 2001 the Company purchased  an  additional  10,000  shares of Common

Stock in the open  market at $1.98 per share.  The  Company  used funds from its working capital line to purchase these shares.  The repurchased 10,000 shares of
Common Stock were placed in treasury. The Company may purchase additional shares of Common Stock in the future and has allocated  $450,000 of its working capital line for that purpose.

NOTES PAYABLE TO BANK

As of April 30, 2001,  the Company had available a $7,500,000  revolving line of credit with People's Bank and the Company had $5,680,000  outstanding under this line.  The  $7,500,000 is the maximum  available,  however it may be lower based upon the eligible value of accounts  receivable  and inventory.  As of April 30,
2001, the eligible inventory and accounts receivable was $7,355,000. The Company is in compliance with all covenants of the loan agreement with People's Bank, as amended  January 31, 2000.  This line of credit is scheduled to expire  December
14, 2001.  The Company  intends to extend this line of credit with the Bank.  On
January 31, 2000, the Company borrowed an additional $964,000 from People's Bank for the purchase of 595,113  shares of its Common  Stock,  of which  $600,000 is based on a 24 month  unsecured term loan with equal monthly  payments of $25,000 per  month,  with  interest  on the  outstanding  balance  at prime plus 2%. The outstanding balance was $100,000 as of April 30, 2001. The remaining $364,000 is secured by eligible  accounts  receivable  and  inventory  of the Company and is payable on January 1, 2002. Interest on the outstanding balance is at the Bank's prime rate.

INCOME TAXES

Federal and state income taxes have been  provided for the three and nine months ended  April 30,  2001 and 2000,  as the  Company  has  fully  utilized  its net operating loss  carryforwards.  The Company has established a deferred tax asset to recognize the timing difference between book and taxable income.

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

RESULTS OF OPERATIONS

Net sales for the  quarter  ended  April 30,  2001 were  $5,287,000  compared to
$5,023,000 for the same period last year, an increase of $264,000. Net sales for the nine months ended April 30, 2001 were  $15,955,000  compared to  $15,582,000 for the same period last year, an increase of $373,000.  Increased  sales in the consumer market accounted for the favorable results.

Gross profit margin for the quarter ended April 30, 2001 amounted to $2,275,000, or 43.0% of net sales  compared to $2,455,000 or 48.9% of net sales for the same period last year.  For the nine

months ended April 30, 2001 gross profit margin was $7,311,000,  or 45.8% of net sales  compared  to  $7,162,000  or 46.0% of net sales for the same  period last year.  Increased sales in the less  profitable  product lines (ie., the consumer market) account for the unfavorable variance in the third quarter.

Selling and  marketing  expenses for the quarter ended April 30, 2001 were 32.0%
of net sales  compared  to 31.8% of net sales for the  quarter  ended  April 30,
2000.  For the nine  months  ended April 30,  2001,  these  expenses  were 30.4%
compared  to 28.5% of net  sales  for the same  period  in 2000.  The  increased expenses are due mainly to additional  investment in the publishing  program and increased marketing costs.

General and  administrative  expenses  decreased  by $56,000 to $450,000 for the quarter  ended April 30, 2001  compared to $506,000 for the quarter  ended April
30, 2000.  This  decrease is due to nature and timing of expenses.  For the nine months ended April 30, 2001,  general and  administrative  expenses increased by
$70,000 to $1,444,000  compared to $1,374,000  for the same period in 2000.  The increased expenses are due mainly to the additional  investment needed to expand the publishing program.

During the quarter  ended April 30, 2001,  the Company had  operating  income of
$135,000 compared with operating income of $354,000 for the same period in 2000.
For the nine  months  ended  April 30,  2001,  operating  income was  $1,021,000 compared to $1,349,000 for the same period in 2000.

Interest  expense for the quarter ended April 30, 2001 was $108,000  compared to
$129,000 for the same period last year. For the nine months ended April 30, 2001 interest expense was $345,000 compared to $368,000 for the same period in 2000.

Net income after tax for the quarter  ended April 30, 2001 was $21,000  compared to $212,000  for the same period last year.  For the nine months ended April 30,
2001 net income was  $458,000  compared to $852,000 for the same period in 2000.
The Company has income tax expense of $218,000 as the Company has fully utilized its net operating loss carryforwards.

For the remainder of fiscal year 2001,  the Company will  continue  implementing its plan of  strengthening  the business.  The Company has committed  additional funds for expansion of its Copper Beech and Twenty-First  Century imprints,  and has  initiated  a fiction  imprint to be launched  in Spring  2002.  The Company believes, although there can be no assurance, that these actions should serve to further increase sales in fiscal 2002 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30,  2001,  the Company  had up to a  $7,500,000  revolving  line of credit with People's Bank. The $7,500,000 is the maximum  available,  however it may be lower based upon the eligible value of accounts receivable and inventory.
As of April 30,  2001,  the  eligible  inventory  and  accounts  receivable  was
$7,355,000.  The line of credit  restricts  the ability of the Company to obtain working capital in the form of indebtedness,  to grant security  interest in the assets of the Company or pay  dividends on the  Company's  securities.  The line provides for the repurchase of up to $450,000 of Company Common Stock.

As of April 30, 2001,  the Company had  $5,680,000  outstanding  under this line compared to $4,698,000 as of April 30, 2000.  This debt increased to accommodate working capital requirements.

In addition,  on April 30, 2001, the Company had an outstanding loan of $464,000 from People's Bank used to finance the purchase of treasury stock.

As of April 30,  2001,  the Company had cash and working  capital of $18,000 and
$4,853,000,  respectively, as opposed to cash and working capital of $20,000 and
$5,329,000,  respectively, as of April 30, 2000. The decrease in working capital is largely due to the implementation of the new fiction program.

Inventory of finished goods totaled  $6,991,000 and $7,340,000 at April 30, 2001 and 2000,  respectively.  The level of inventory has remained  constant with the prior year and  reflects  an  adequate  level of trade and  school  and  library backlist titles. The increase in accounts  receivable of $882,000 from April 30,
2000 is due to  increased  sales and the timing of sales year over year and does not reflect a collection problem.

Based on its current  operating  plan,  the Company  believes  that its existing resources  together  with cash  generated  from  operations  and cash  available through its credit line will be sufficient to satisfy the Company's contemplated working capital requirements at least through  approximately  December 14, 2001.
This is the date that the current revolving line of credit with People's Bank is scheduled  to  expire.  It is the  Company's  intention  to renew this loan with
People's Bank.  However,  there can be no assurance  that the Company's  working capital requirements will not exceed its available resources or that these funds will be sufficient  to meet the  Company's  longer-term  cash  requirements  for operations.  Accordingly,  either before or after December 14, 2001, the Company may seek additional funds through debt or equity  financing.  The Company has no agreements,  commitments or  understandings  with respect to such debt or equity financing at this time.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking  statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended, which are intended to be covered by
the  safe  harbors   created   hereby.   Investors   are   cautioned   that  all
forward-looking  statements  involve risks and  uncertainty,  including  without limitation,  the Company's  future cash  resources and  liquidity,  current year revenue and net income,  future revenues from the Company's new fiction imprint, improvements in the Company's Copper Beech and Twenty-First Century imprints and the  ability of the Company to fully  exploit a book's  sales  potential  in the school and library and consumer markets.  Although the Company believes that the assumptions  underlying  the  forward-looking  statements  contained  herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in
the   forward-looking   statements   included  herein,  the  inclusion  of  such
information  should not be  regarded as a  representation  by the Company or any other person that the objectives and plans of the Company will be achieved.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Effective  June 1, 2001, the Company  entered into a termination  and settlement agreement with Jeffrey Conrad,  President and Chief Executive  Officer,  whereby
Mr. Conrad resigned from such positions and as a Director of the Company.  It is the Company's  intention not to replace Mr. Conrad at this time.  Howard Graham,
Chairman  of the  Board,  along  with  the  Executive  Committee,  David  Allen,
Executive Vice President and Chief Operating Officer,  Jean Reynolds,  Executive
Vice President,  Publisher and Richard McCullough,  Senior Vice President, Sales
and  Marketing,  will  assume  the  responsibilities  previously  handled by Mr.
Conrad.

Mr.  Conrad's  severance  package calls for a $15,000 per month payment,  on the first day of each month through July 1, 2002. In accordance with the termination and separation agreement,  this amount will be reduced, however if Mr. Conrad is employed  anytime during the fourteen month period.  The Company plans to take a profit  and loss  charge in the  fourth  quarter  of fiscal  2001 for the entire severance amount.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits - Termination  and Settlement  Agreement,  dated June 1,
               2001 between the Company and Jeffrey Conrad

         (b)   Form 8-K-- None

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                The Millbrook Press, Inc.
                                                ------------------------
                                                (Registrant)

June 13, 2001                                   By:/s/ David Allen
                                                   ------------------------
                                                   David Allen
                                                   Executive Vice President and
                                                   Chief Operating Officer

                                                                     EXHIBIT (A)

                      TERMINATION AND SETTLEMENT AGREEMENT

            Agreement,  dated as of June 1, 2001,  by and between The  Millbrook
Press Inc.,  a Delaware  corporation  (the  "Corporation")  and  Jeffrey  Conrad
("Conrad").

            WHEREAS,  the  Corporation  and Conrad  entered  into an  Employment
Agreement  dated as of August 1, 1998, as amended June 5, 2000 (the  "Employment
Agreement"); and

            WHEREAS,   the  Corporation  and  Conrad  desire  to  terminate  the
Employment Agreement and to resolve certain other matters.

            NOW,  THEREFORE,  in  consideration  of the  premises and the mutual agreements herein set forth and for other good and valuable  consideration,  the parties hereto agree as follows:

                                    ARTICLE 1
                                   TERMINATION

            1.1 Termination.

            (a)   Concurrently   with  the  execution  of  this  Agreement  (the
"Closing"),  the Employment  Agreement  between the Corporation and Conrad shall terminate  and be of no further force and effect and the  Corporation  shall pay
Conrad the consideration  therefore as provided for in Sections 1.2 and 1.3 (the
"Buyout  Price").  Conrad  acknowledges as a result thereof that the Corporation shall  have no  further  employment  or other  obligations  to him of any nature relating to his employment or otherwise, except as otherwise provided herein.

             (b) Conrad agrees that the Buyout Price  represents the entire cash consideration  due to him  pursuant  to the  terms of this  Agreement  and he is solely  responsible for any withholding taxes or other taxes required to be paid in connection  with the Buyout Price.  Conrad agrees that the  Corporation  will have no  obligation  to pay any of his taxes  generated  by the  payment  on the
Buyout Price.

            1.2 Closing. Concurrently with the Closing:

            (a) the  Corporation  shall pay Conrad  the sum of Fifteen  Thousand
Dollars  ($15,000.00)  by bank check or wire transfer of  immediately  available funds to an account of Conrad  designated  by him by notice to the  Corporation.
Conrad agrees that such Fifteen Thousand Dollar ($15,000) payment represents the entire cash consideration due to him for June 2001.

            (b)  Conrad  shall  resign  as  an  employee  and  director  of  the
Corporation by executing the  resignation  letter in the form attached hereto as
Exhibit A.

            (c) Conrad shall deliver to the Corporation a general release in the form annexed hereto as Exhibit B.

            (d) The Corporation shall deliver to Conrad a general release in the form annexed hereto as Exhibit C.

            1.3 Post-Closing. (a) Commencing July 1, 2001, the Corporation shall pay Conrad the sum of Fifteen Thousand Dollars  ($15,000.00) on the first day of each  month (or the  first  business  day of each  month if the first day of the month is not a business day) through and including July 1, 2002 by bank check or wire

                                       -2-

transfer of immediately  available  funds to an account of Conrad  designated by him by Notice to the  Corporation.  If Conrad is  entitled  to receive  from any other employer as compensation  for services  performed  ("Other  Compensation")
during such month  (including  services  performed as a consultant,  independent contractor, or a partner) and the amount of the Other Compensation in such month is less than $17,917, the monthly payments that Conrad receives pursuant to this
Section 1.3(a) shall be reduced and offset by the Other  Compensation so that in lieu of the  $15,000  monthly  payment,  Conrad  will  receive in such month the difference  between  $17,917  and the Other  Compensation.  If the amount of the
Other  Compensation  in such month is equal to or greater than  $17,917,  Conrad shall be entitled to no compensation under this Section 1.3(a). Conrad agrees to notify the Corporation  promptly if he is entitled to Other Compensation and the amount of such Other Compensation.

            (b) All  outstanding  options to purchase the  Corporation's  Common
Stock held by Conrad shall  expire in  accordance  with their  terms;  provided, however, that all outstanding options to purchase the Corporation's Common Stock held by Conrad shall expire no later than December 1, 2001. In  consideration of the services to be provided pursuant to Section 4.2 hereof, on December 1, 2001, the  Corporation  shall grant Conrad an option to purchase  40,000 shares of the
Corporation's  Common Stock at an exercise  price equal to the closing  price of the Corporation's Common Stock as reported on the Nasdaq SmallCap

                                       -3-

Market on such date.  The options  shall have such terms and  conditions  as are contained in the form of option agreement attached hereto as Exhibit D.

            (c) The  Corporation  shall  provide  Conrad  with the same  medical insurance  coverage  that he currently  receives  until May 31, 2002;  provided, however,  that the benefits for medical  insurance  coverage shall end as of the date Conrad  becomes  covered under any other group health plan that Conrad does not have as of the date hereof and any other group health plan not maintained by the Company which provides equal or greater benefits than the medical  insurance coverage that Conrad currently receives.

            (d) On or before June 15,  2001,  Conrad will submit to the Chairman of the  Corporation  all of the  remaining  business  expenses  he  incurred  in connection with his employment at the Corporation. Promptly after the submission of such expenses,  the  Corporation  shall  reimburse  Conrad for all reasonable expenses he has incurred.

                                    ARTICLE 2
                REPRESENTATIONS AND WARRANTIES OF THE CORPORATION

            The Corporation represents and warrants to Conrad that:

            2.1 Authority;  Binding Effect. The Corporation has duly authorized, executed and delivered  this Agreement and this Agreement is a valid and binding agreement of the Corporation,  enforceable in accordance with its terms,  except as the enforceability hereof may be limited by bankruptcy, insolvency,

                                       -4-

reorganization  or other similar laws  affecting the  enforcement  of creditors'
rights generally and to general equitable principles.

            2.2 No Conflict.  Neither the execution,  delivery or performance of this  Agreement  will violate or conflict  with any statute,  rule or regulation applicable to the Corporation,  or any material  contract or instrument to which it is a party, or any order, judgment,  decree or writ, by which the Corporation is bound or any of its assets or properties affected.

            2.3 Consent. No action, approval, consent,  authorization or filing, including  but not limited to, any action,  approval,  consent,  authorizing  or filing by or with any governmental or quasi-governmental  agency,  commission or instrumentality  is necessary as to the Corporation in order for the Corporation to consummate this Agreement.

                                    ARTICLE 3
                    REPRESENTATIONS AND WARRANTIES OF CONRAD

            Conrad represents and warrants to the Corporation that:

            3.1 No Conflict.  The execution  and delivery of this  Agreement and the performance of his obligations hereunder will not conflict with, result in a violation of, or be impaired in any way by any other  agreement or obligation or duty,  whether  written or oral, to which he is a signatory or to which he is or they are subject.

            3.2 No Claims.  Conrad has full right,  power and authority to enter into this Agreement.

                                       -5-

                                    ARTICLE 4
                            MISCELLANEOUS PROVISIONS

            4.1 No Additional  Representations and Warranties.  It is understood and agreed  that  Conrad has been  represented  by  counsel of his  choosing  in connection with this Agreement and is knowledgeable generally as to the business of the Corporation.

            4.2  Consultant.  Until  July  31,  2002,  if so  requested  by  the
Corporation, Conrad shall provide assistance in the operation of the business of the Corporation and as consideration for such services shall receive the options referred to in Section 1.3(b) hereof.

            4.3 Execution in Counterparts. This Agreement may be executed in two or more  counterparts,  each of which  shall be deemed an  original,  but all of which together shall constitute one and the same document.

            4.4 Notices. All notices, requests, demands and other communications which are required or may be given pursuant to the terms of this Agreement shall be in  writing  and shall be deemed  given when  delivered  by hand or the third business day after being  mailed by  certified  mail,  postage  prepaid,  return receipt requested.

            4.5 Waiver.  No waiver of any provision of this Agreement made after the date of Closing  shall be effective as against the waiving party unless such waiver is in writing signed by the waiving party.  Waiver by a party as provided in this Section 4.8

                                       -6-

shall not be construed as or constitute  either a continuing  waiver or a waiver of any other matter.

            4.6 Amendment. This Agreement may only be modified,  supplemented or amended by a written instrument executed by both parties.

            4.7  Entire  Agreement.   This  Agreement   constitutes  the  entire
agreement of the parties with respect to its subject matter,  and supersedes all prior  agreements  and  understandings  of the parties,  oral and written,  with respect to its subject matter.

            4.8  Applicable  Law.  This  Agreement  shall  be  governed  by  and construed in accordance with the laws of the State of Connecticut  applicable to contracts made and to be performed entirely therein.

            4.9 Headings.  The headings  contained in this Agreement are for the sole  purpose of  convenience  of  reference,  and shall not in any way limit or affect the meaning or  interpretation  of any of the terms or provisions of this
Agreement.

            4.10  Assignments.  This  Agreement may not be assigned by any party without the prior written consent of the other party.

            4.11 Binding  Effect;  Benefits.  This Agreement  shall inure to the benefit  of,  and be  binding  upon,  the  parties  to it and  their  respective successors and permitted assigns.  Nothing contained in this Agreement,  express or implied,  is intended to confer upon any person  other than the parties to it and their respective  successors and permitted  assigns,  any rights or remedies under or by reason of this Agreement.

                                       -7-

            4.12  Construction.  Whenever the sense of the  Agreement  requires, words of the singular number shall be construed to be plural and vice versa, and words of the masculine,  neuter or feminine  gender shall be construed to be any of the other and vice versa.

            4.13 Further Assurances. Each party hereto shall execute and deliver all such further instruments and documents as may reasonably be requested by the other parties in order to carry out fully the intent and accomplish the purposes of this Agreement and the transactions referred to herein.

            IN WITNESS WHEREOF,  this Agreement has been executed by the parties hereto, all as of the date first above written.

                                             THE MILLBROOK PRESS INC.

                                             By: _________________________
                                                 Name:
                                                 Title:

                                             -----------------------------
                                             Jeffrey Conrad

                                       -8-

                                    Exhibit A

                                                                    June 1, 2001

Board of Directors
The Millbrook Press Inc.

Gentlemen:

            I hereby resign as President, Chief Executive Officer and a director of The Millbrook Press Inc. effective immediately.

                                             Very truly yours,

                                             Jeffrey Conrad

                                       -9-

                                    Exhibit B

                                      -10-

                                    Exhibit C

                                      -11-

                                    Exhibit D

                                      -12-