Form 10KSB
period 2001-07-31
MILLBROOK PRESS INC
filed 2001-10-29
CIK 1022899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                -------------------------------------------------

                       THE SECURITIES EXCHANGE ACT OF 1934
                       -----------------------------------

                     FOR THE FISCAL YEAR ENDED JULY 31, 2001
                     ---------------------------------------

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
(X)

Revenues for the Fiscal year ended July 31, 2001 were $21.6 million.

The  aggregate  market value of the voting stock held by  non-affiliates  of the
Registrant,  based upon the price of the Common Stock on October 29,  2001,  was approximately  $5,862,000.  As of July 31, 2001, the Registrant had  outstanding
2,849,887 shares of Common Stock.

                            THE MILLBROOK PRESS INC.
                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                     PART II
                                     -------

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures............................32

                                    PART III
                                    --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..................33

Item 10.  Executive Compensation.............................................33

Item 11.  Security Ownership of Certain Beneficial Owners and

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW

The  Millbrook  Press Inc.  (the  "Company" or  "Millbrook"),  is a publisher of children's nonfiction books, in both hardcover and paperback, for the school and library market and the consumer market. The Company began operations in 1989 and has  published  more than 1,500  hardcover  and 700  paperback  books  under its
Millbrook,  Copper Beech, and Twenty-First Century imprints. The Company's books have been placed on numerous recommended lists by libraries,  retail bookstores, and educational organizations. Books published under the Millbrook imprint range from  information  intensive  school and  library  books to  graphic,  colorful, general  interest  titles.  Therefore,  many of its books are distributed to the school  and  public  library  market  while  simultaneously  distributed  to the consumer  market.  Copper  Beech books are  published in a number of formats for both the consumer and library  markets.  Twenty-First  Century  Books titles are published  primarily for the educational market at a secondary school level. The
Company's senior  management has extensive  experience in publishing  comprising over 100 years of employment in the industry.

The consumer market in children's books consists of books purchased by consumers through  traditional trade bookstores such as Barnes & Noble and Borders and educational  stores  such  as  Discovery  Stores,  as  well  as  non-traditional distribution channels such as direct sales,  catalogs,  direct mail, book clubs,
book  fairs,  non-book  retail  stores,   including  museums,   national  parks,
historical sites, theme parks, gift shops and toy stores.

The Company intends to expand and upgrade its publishing  program in both areas.
In addition  the Company is  embarking on new programs to publish and market (i)
high  quality  children's  picture  books and young  people's  fiction  and (ii)
develop  programs  for  classroom  sales  of  supplementary  reading  enrichment materials.  Both  programs fit into the  Company's  marketing  capabilities  and should allow the Company to expand its established  sales base on a minimal risk basis. The editorial staff has been expanded to accommodate  these new programs.
The Company  does not believe it will  release any fiction  books until at least the spring of 2002.

INDUSTRY BACKGROUND

SCHOOL AND LIBRARY MARKET

The school and public  library  market is undergoing  significant  change due to long-term social and economic forces.  The United States Department of Education predicts that the student  population  from  kindergarten  through twelfth grade will  increase 8% from 2001 to 2008,  with an overall net gain of  approximately
3.8 million  students.  Because  many school  districts  allocate  instructional material funds on a "per head" basis,  the Company believes that money allocated to schools for book  acquisitions  should  increase  as the  student  population increases.  In  addition  to  demographic  changes,  demand  for  books has also increased as a result of the school and public library market becoming aware of, and  responsive  to,  supporting  the  innovative  instructional  programs being developed  and used in the  classroom.  New  teaching  philosophies  such as the
"reading initiative," and "cross-curriculum teaching" developed in the 1980s and
1990s have  increased the demand for different and better books.  Librarians are working with classroom  teachers to select books that meet classroom criteria of being multicultural, visually stimulating,  interesting,  curriculum-related and suitable for a range of reading ability.

CONSUMER MARKET

Demand for children's books in the consumer market has increased  because of the increase in the number of channels in which  hardcover and  paperback  books are distributed.  Traditionally, books were primarily sold at small local bookstores with  limited  selections.  Many such  bookstores  were  replaced by larger mall bookstores which in turn were replaced by book superstores (such as Barnes &
Noble).  Concurrently,  alternate  means of  distribution  have  developed.  For example,  books are now sold by certain  retailers such as TJ Maxx,  educational chain stores such as Discovery Stores, outlets and warehouse clubs such as Sam's
Warehouse,  Costco,  and B.J.'s as well as museums,  national parks,  historical sites,  theme parks, gift shops and toy stores. The Company sells a considerable quantity of books  through  direct  sellers  such as book clubs,  book fairs and display sales operations. As more direct sales move to the internet, the Company expects its direct sales over the internet to expand proportionately.

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

The Company believes that this diversified  approach to its product line enables it to achieve market  penetration in the children's book market and minimize the risk of  fluctuations  or weakness in any one  particular  segment.  The Company believes that its experience in publishing  children's  books and its reputation for  quality,  combined  with the  evolution  and  anticipated  growth rates for children's books in the school and public library and consumer markets,  creates an opportunity for the Company to expand the list of books in which it maintains a  significant  ownership  interest and increase  the  recognition  of its brand names. The Company believes that the elements  required to achieve this goal are
(i) publishing books of the highest quality, created in house, through packaging or licensed arrangements, with the ability to satisfy two or more of the markets which it now services, (ii) expanding its product offerings to take advantage of its  investments  in  distribution  and its exposure to the consumer  market and
(iii) enhancing its existing  marketing  operations to support its  product-line expansion initiatives. The key elements of the Company's strategy are:

o     CROSSOVER OF SALES. The Company  believes that  significant  opportunities exist to market  products  typically  developed  for one market into other
      markets.   The  Company   reformats  many  of  its  previously   published
      ("backlist")  school and public library books under its Millbrook  imprint into paperback books,  selling them in the consumer  market.  In addition, the  Company's  paperback  books  have  also  been  sold  as  supplemental materials for the  classroom.  Similarly,  the Company's  trade  paperback books under the Copper  Beech  imprint  are also  published  in  hardcover format to sell to the school and public library  market.  The Company will seek to continue to produce  books in the future under both the  Millbrook and Copper Beech imprints that will appeal to two or more markets in order to fully exploit a book's sales potential (see "Products").

o     NEW MARKET  OPPORTUNITIES.  Millbrook  will  continue to seek  appropriate acquisitions  along the lines of its 21st Century Books imprint from Henry
      Holt & Co., Inc. in fiscal 1998. The acquisition of 21st Century Books has been a major factor in enhancing  Millbrook's secondary school library
      sales.   The  Company   currently  has  no   commitments,   agreements  or
      understandings with respect to any acquisition.

      In fiscal 2001,  the Company  entered into a contract with Net Library,  a major seller of electronic books to academic,  public and school libraries which allows Net Library to reformat and distribute an electronic  version of over 300 of the  Company's  titles.  To date,  the Company has received only minimal  revenues  from this  agreement and there can be no assurance that this agreement will result in significant  revenues to the Company in the future.

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

o     ADAPT TO NEW  TECHNOLOGIES.  The Company intends to improve its website to make it more user friendly and provide  better  information  access to the library  community.  It will be promoted as a source of information on the
      Company's titles as well as a convenient way for libraries to purchase the
      Company's   titles.  At  some  future  date,  the  Company  will  consider implementing a general consumer website.

o     CONTINUE TO DEVELOP HIGH  QUALITY  BOOKS.  The Company  intends to develop additional  books through internal  development in collaboration  with its network of authors and artists.  The Company is now  selectively  entering into  agreements  with certain  high-profile  authors and  illustrators to increase the recognition of its brand names.

PRODUCTS

The Company  publishes  children's books in hardcover and paperback  formats for the school and public  library  market and the consumer  market.  The  Company's products  have evolved from mainly series books  intended to be sold  singularly and in sets  into a  diverse  set of highly  graphic,  consumer-oriented  single books.  The Company designs its books to appeal to teachers and  librarians,  as well as to children and parents.  This approach allows the Company's books to be introduced simultaneously in more than one market, with the intent of increasing sales.  For example,  in fiscal 2001, the Company  published 80 hardcover  books under the Millbrook  imprint for the school and public library market,  of which
31  books  were  suitable  for and  published  simultaneously  as  hardcover  or paperback,  to be sold in the consumer market,  and 38 hardcover books under the
Copper Beech imprint for the school and library  market,  of which 11 books were suitable for and published  simultaneously as hardcover or paperback, to be sold in the consumer market.

PRODUCT DEVELOPMENT

The Company develops books through internal and external resources.  The Company may also acquire books through co-publishing arrangements and/or the acquisition of other licenses.

INTERNAL DEVELOPMENT

The Company's  editorial  staff produces most of the books  published  under the
Millbrook imprint. A book concept can originate from a number of sources such as
(i)  analysis of the  Company's  sales  statistics  of an existing  book to help assess how a similar book targeting a similar age group will fare, (ii) analysis of school age  demographics  and other  social  and  economic  factors  from the current  philosophical  trends in education to the  globalization  of education,
(iii)  review of  competitors'  books to  determine  if and how the  Company can publish a superior book on a similar topic, (iv) reading children's magazines to determine  what young  people are  interested  in and (v)  maintaining  personal contact with  librarians,  teachers,  and  booksellers.  Once conceived,  a book proposal is circulated  to sales,  production,  marketing,  design and financial departments  of the Company for their input and  depending on their  input,  the proposal will proceed or terminate.  A favorable  decision  causes the editorial department to contract with an appropriate author and/or artist from its pool of approximately  350 authors and artists.  The Company  believes it has  excellent relationships  with its authors and artists,  including many well-known names in the field.

Authors and artists are typically  engaged on a royalty basis.  Virtually all of
Millbrook's  contracts call for an advance payment against future royalties.  In almost all  cases,  the  Company  retains  control  of all book  club,  reprint, electronic, foreign, serialization,  and commercial rights. The income generated from such arrangements is divided between the Company and the author.

Upon delivery of a manuscript from an author/illustrator and after editing, fact checking  and  approval,  the  Company's  in-house  staff plans and prepares the layout,  illustrations and cover to be used for the book. Upon completion of the editing,  graphics and layout, a computer produces a mechanical of the book with all  elements  in place.  A cost  estimate is prepared  which  determines  print quantity  and  retail  price of the book.  Book  printing  is done by an outside supplier,  usually in the United States,  on a bid contract basis. The Company's products  require  varying  periods  of  development  time  depending  upon  the complexity  of the  graphics  and design and the  editing  process.  Most of the
Company's  books can be  developed in a period that ranges from nine to eighteen months.  Millbrook  is  often  cited in  reviews  of its  books  for one or more outstanding design elements (cover,  layout,  type, etc.).  Jackets and interior design are either  created  in-house or assigned to freelance  artists under the supervision  of the  Company's  art  department.  The  use of  outside  authors, illustrators and freelancers for jacket design,  fact-checking  and copy editing allows the Company to produce a large number of books per year with a relatively small staff and generally  allows for the flexibility  needed for the Company to continue to produce a broad product line.

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

SCHOOL AND PUBLIC LIBRARY

The Company  targets the school and public  library  market  through  three main channels:  wholesalers,  telemarketing and direct sales. Large school and public library systems tend to purchase their books through wholesalers on a bid basis, while smaller systems purchase  directly from a commission sales  representative or through a telemarketing program such as the one the Company conducts.  During the fiscal year ended July 31, 2001, a significant amount of the Company's sales in the school and public  library  market were made through  wholesalers.  While most  wholesalers do not engage in sales and marketing  efforts on behalf of the
Company's products,  they provide schools and public libraries with a wide range of selection  and  convenience  as well as  discounts on bulk orders.  Through a complementary marketing program of telemarketing,  advertising,  review programs and direct sales calls, the Company believes that one of its greatest  strengths is its ability to reach the individual  teacher,  principal or librarian  making the purchase decision.  Telemarketing penetrates the market through its "preview program" where books are given on loan to teachers and other  decision-makers on the premise that the quality of the book will sell itself.  The Company also has a website  that  allows  librarians  to  participate  in the  "preview  program"
electronically.  The  remaining  sales in this area result  from  direct-selling efforts where commissioned salespersons conduct face-to-face meetings at schools and libraries with  decision-makers  or by purchase from the Company's  catalogs and advertising.

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
The   commissioned   sales  group  consists  of  approximately  25  commissioned representatives who are responsible for sales to independent  bookstores,  small regional  chains and certain  special  sales outlets and regional  jobbers.  The special sales group,  managed by a sales vice president,  markets to specialized retail outlets such as museums,  national parks,  historical sites, theme parks, gift shops and toy stores,  consumer  and school  catalogs,  direct  mail,  book
fairs,   book  clubs,   and  display  sales   companies.   The  Company's  sales
representatives sell the full range of the Company's products.  The sales groups provide the Company  with highly  valuable  insight by obtaining  feedback  from customers on current product  performance  and potential  acceptance of proposed products.  In addition to the marketing  efforts  discussed  with respect to the school and public library  market,  the Company  conducts  additional  marketing designed to increase brand name recognition in the consumer market.  The Company participates with various outlets in advertising directly to individuals through media and catalogs.  In-store  promotions,  such as posters,  points of purchase displays,  brochures,  holiday  end-of-counter and front-of-store  displays, are also  utilized  by the  Company to  further  enhance  its sales in the  consumer market.

MANUFACTURING AND SHIPPING

All of the Company's  books are printed and bound by third-party  manufacturers.
During fiscal year 2001, approximately 30% of the Company's printing and binding needs were provided by one major printer,  an industry leader in  library-bound, short-run printing and binding.  Manufacturing is a significant expense item for the Company,  with a total of $7.0 million (or  approximately  32% of net sales)
spent in fiscal 2001.  The Company has used this  printer's  services  since the
Company's  inception  and enjoys a good  working  relationship  with  them.  The
Company believes it has sufficient alternative sources of manufacturing services to meet its  foreseeable  needs  should  this  printer's  services  no longer be available  to the  Company,  although  manufacturing  costs  could be  adversely impacted.

Shipping  orders  accurately  and  promptly  upon their  receipt is an important factor in the Company's  customer service and in closing a sale. Most publishing companies ship products within one week of receipt of a customer  order,  and in general the  Company  meets or reduces  this  timetable.  The Company  processes customer orders through an in-house  processing  department.  The Company leases warehouse  space from,  and its products are shipped from Mercedes  Distribution
Center of Brooklyn, New York. In addition the Company processes transactions for order entry,  inventory  and  accounts  receivable  using the Mercedes  Computer
System.

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

EMPLOYEES

As of July 31, 2001, the Company had  approximately  52 employees,  92% of which were full-time and 8% were part-time.  The Company has never  experienced a work stoppage and its employees are not covered by a collective bargaining agreement.
The Company believes its relations with its employees are good.

ITEM 2.   DESCRIPTION OF PROPERTIES

The Company owns no real property.  The Company  conducts its operation  through three facilities.  The Company leases  approximately 7,000 square feet of office space in  Brookfield,  Connecticut at a current rental of $134,000 per year plus utilities  and taxes.  This lease  expires in December  2002.  The Company  also leases  approximately  1,900 square feet in New York City at a rental of $36,400 per year plus utilities and taxes. This lease expires in April 2004. The Company also leases office space in Southampton, New York at a current rental of $10,800 per year plus utilities and taxes. This lease expires in September 2004.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        None

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock of The Millbrook  Press Inc. is traded under the symbol MILB on the NASDAQ  SmallCap  Market.  The Company's  Common Stock is also traded on the
Boston Stock Exchange under the symbol MILB. The following  table sets forth the ranges of the high and low  closing  bid  prices  for the  Common  Stock for the fiscal  years ended July 31, 2001 and July 31,  2000,  as reported on the NASDAQ
SmallCap  Market,  the  principal  trading  market  for the  Common  Stock.  The quotations  are  interdealer  prices  without  adjustment  for  retail  markups, markdowns, or commission and do not necessarily represent actual transactions.

                                  COMMON STOCK

                            YEAR ENDED JULY 31, 2001

                              High                    Low

First Quarter                 2.38                    1.75

Second Quarter                2.38                    1.66

Third Quarter                 2.63                    1.97

Fourth Quarter                3.50                    2.30

                            YEAR ENDED JULY 31, 2000

First Quarter                 2.75                    1.88

Second Quarter                2.75                    1.53

Third Quarter                 2.37                    1.93

Fourth Quarter                2.25                    1.81

As of  July  31,  2001,  the  Company  had  2,849,887  shares  of  Common  Stock outstanding and 54 holders of record of the Company's  Common Stock. The Company believes that at such date, there were in excess of 650 beneficial owners of the
Company's Common Stock.

The  Company  has never paid any  dividends  on its Common  Stock.  The  Company currently intends to retain all earnings, if any, to support the development and growth of the Company's business.  In addition,  the Company's revolving line of credit with People's Bank prohibits the Company from the  declaration or payment of cash  dividends.  Accordingly,  the Company does not anticipate that any cash dividends will be declared on its Common Stock in the foreseeable future.

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

The Company has  substantially  increased school and public library sales due to
(i) the acquisition in 1997 of Twenty-First  Century Books from Henry Holt &
Co., Inc. and (ii) greater emphasis on telemarketing and direct sales.

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

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

Fiscal  2001  revenues  increased  1.1%  from  $21,400,000  in  fiscal  2000  to
$21,600,000 in fiscal 2001. Increased sales resulted from a significant increase in trade sales  offset by a slight  decline in the school and library  business.
The  decline in the school and  library  business  was  concentrated  in (i) the telemarketing  sales area,  which  experienced  significant  management  changes during the year and (ii) the low margin special sales area consisting of special large volume one off printings  based on specific  titles.  Though the sales are sizable they are infrequent and contribute a very low margin.

Gross profits for the year ended July 31, 2001 were $9,358,000,  or 43.3% of net sales  compared to  $9,604,000 or 44.9% of net sales for the year ended July 31,
2000. The percentage decrease is due to a sizeable donation of books to charity.

Selling and  marketing  expenses  for fiscal 2001  increased to 31% of net sales from 27% of net sales for fiscal 2000.  Expenses  increased by $793,000 over the previous  year.  The major  component of the increase is the Company's  $300,000 investment in a new  unpublished  fiction  imprint,  Roaring Brook Press.  Other increases were in telemarketing, direct marketing and direct selling materials.

General and  administrative  expenses for fiscal 2001 increased $49,000 to 9% of net sales,  the same as a year ago. This is a result of the Company's  effort to control costs and increase productivity.

Net operating profit for the year ended July 31, 2001 was $747,000 compared to a profit of $1,835,000 for the previous year.

Interest  expense  decreased  from $496,000 in fiscal 2000 to $440,000 in fiscal
2001. The decrease in interest  expense is due to decreased  interest rates over fiscal 2000 on the Company's line of credit, offset by higher borrowings.

Net income after tax for the year ended July 31, 2001 was $144,000,  compared to a profit of $1,136,000 in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31,  2001,  the Company  had cash and working  capital of $16,000 and
$4,100,000  respectively,  compared  to  cash  and  working  capital  of $0  and
$5,200,000, respectively as of July 31, 2000 (All cash at July 31, 2001 and 2000 was used to reduce the outstanding loan balance).

The Company has  available a $7,500,000  revolving  line of credit with People's
Bank. The line of credit  restricts the ability of the Company to obtain working capital in the form of indebtedness,  to grant security  interests in the assets of the Company or to pay dividends on the Company's  securities.  As of July 31,
2001,  the Company has $4,565,000  outstanding  under this line, all of which is classified as a current  liability since it is due on demand.  The $7,500,000 is the maximum available, however, it may be lower based upon the eligible value of accounts  receivable  and  inventory.  As of July  31,  2001  the  maximum  loan available  was  $6,751,000.  On October 23, 2001,  the Company and People's Bank
signed  the  Fourth  Amendment  to  the  Loan  and  Security   Agreement,   (the
"Amendment").  The Amendment  extended the term of the Agreement to December 31,
2004,  waived the  noncompliance  with certain covenants as of July 31, 2001 and reset  certain  covenants  required to be met by the Company.  In addition,  the
Amendment  called  for an  additional  grant of  security  interest  in  certain property,  as defined in the Agreement.  For further information relating to the
People's Bank loan agreement, see Note (4) of "Notes to Financial Statements".

Based on its current  operating  plan,  the Company  believes  that its existing resources  together  with cash  generated  from  operations  and cash  available through its credit line will be sufficient to satisfy the Company's contemplated working  capital  requirements  at least  through  July 31,  2002.  Although the
Company believes that its current available resources will be sufficient to meet its working  capital  requirements  the Company  may seek  additional  funds for operations from borrowings or through debt or equity financing.

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

ITEM 7.   FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Shareholders and Board of Directors of
The Millbrook Press Inc.:

We have audited the  accompanying  balance sheets of The Millbrook Press Inc. as of July 31, 2001 and 2000, and the related  statements of income,  stockholders'
equity and cash flows for the years then ended.  These financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of The Millbrook Press Inc. as of
July 31, 2001 and 2000 and the results of its  operations and its cash flows for the years  then  ended,  in  conformity  with  accounting  principles  generally accepted in the United States.

Arthur Andersen LLP

Stamford, Connecticut
October 24, 2001

                            THE MILLBROOK PRESS INC.

                                 BALANCE SHEETS

                             JULY 31, 2001 AND 2000

                                                                       2001               2000
                                                                       ----               ----
                                      ASSETS

Current assets:
    Cash                                                            $   16,000           $    -
    Accounts receivable (less allowance for returns and bad
    debts of $473,000 in 2001 and $660,000 in 2000)                  5,802,000            6,160,000
    Inventories                                                      7,018,000            6,649,000
    Royalty advances, net                                              691,000              725,000
    Prepaid expenses                                                   242,000              202,000
                                                                    ----------           ----------

                      Total current assets                          13,769,000           13,736,000

    Plant costs, net                                                 4,464,000            4,348,000
    Fixed assets, net                                                  257,000              236,000
    Deferred income taxes                                              241,000                  -
    Goodwill, net                                                    2,698,000            2,912,000
    Royalty advances, net                                            1,843,000            1,158,000
                                                                   -----------          -----------
                      Total assets                                 $23,272,000          $22,390,000
                                                                   ===========          ===========

                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            THE MILLBROOK PRESS INC.
                            ------------------------

                                 BALANCE SHEETS
                                 --------------

                             JULY 31, 2001 AND 2000
                             ----------------------

                                   (Continued)

                                                                       2001             2000
                                                                       ----             ----

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable to bank                                          $  4,565,000    $  3,683,000
    Accounts payable and accrued expenses                             4,409,000       4,089,000
    Royalties payable                                                   368,000         412,000
    Current portion of long term debt                                   364,000         400,000
                                                                   ------------    ------------
                     Total current liabilities                        9,706,000       8,584,000

Long term debt                                                             --           364,000
                                                                   ------------    ------------
                     Total liabilities                                9,706,000       8,948,000
                                                                   ------------    ------------
Commitments

Stockholders' equity:
    Common stock,  par  value  $.01 per  share, 12,000,000
    authorized  shares; 3,455,000 shares issued and
    outstanding                                                          35,000          35,000

    Additional paid-in capital                                       17,556,000      17,556,000
    Accumulated deficit                                              (3,038,000)     (3,182,000)
    Treasury stock (605,113 and 595,113 shares at cost in 2001
       and 2000, respectively)                                         (987,000)       (967,000)
                                                                   ------------    ------------

                      Total stockholders' equity                     13,566,000      13,442,000
                                                                   ------------    ------------
                      Total liabilities and stockholders' equity   $ 23,272,000    $ 22,390,000
                                                                   ============    ============

                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            THE MILLBROOK PRESS INC.
                            ------------------------

                              STATEMENTS OF INCOME
                              --------------------

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000
                   ------------------------------------------

                                                                                                2001          2000
                                                                                                ----          ----

Net sales                                                                                   $21,626,000   $21,388,000
Cost of sales                                                                                12,268,000    11,784,000
                                                                                            -----------   -----------
                      Gross profit                                                            9,358,000     9,604,000
                                                                                            -----------   -----------
Operating expenses:
    Selling and marketing                                                                     6,626,000     5,833,000
    General and administrative                                                                1,985,000     1,936,000
                                                                                            -----------   -----------
                      Total operating expenses                                                8,611,000     7,769,000
                                                                                            -----------   -----------
Operating income                                                                                747,000     1,835,000

Interest expense                                                                                440,000       496,000
                                                                                            -----------   -----------
Income before income taxes                                                                        307,000     1,339,000

Provision for income taxes                                                                        163,000       203,000
                                                                                            -----------   -----------
Net income                                                                                  $   144,000   $ 1,136,000
                                                                                            ===========   ===========

Earnings per share (basic and diluted)                                                      $       .05   $       .37
                                                                                            ===========   ===========

Weighted average shares outstanding (basic)                                                   2,854,709     3,080,079
                                                                                            ===========   ===========
Weighted average shares outstanding (diluted)                                                 3,041,608     3,080,079
                                                                                            ===========   ===========

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            THE MILLBROOK PRESS INC.
                            ------------------------

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000
                   ------------------------------------------

                                      Common Stock          Additional
                                      ------------            Paid-In       Treasury      Accumulated
                                  Shares         Amount       Capital          Stock          Deficit       Total
                                  ------         ------       -------          -----          -------       -----

Balance at July 31, 1999        3,455,000   $     35,000   $ 17,556,000   $       --      $ (4,318,000)   $ 13,273,000

Purchase of treasury stock           --             --             --         (967,000)           --          (967,000)

Net income                           --             --             --             --         1,136,000       1,136,000
                             ------------   ------------   ------------   ------------    ------------    ------------

Balance at July 31, 2000        3,455,000         35,000     17,556,000       (967,000)     (3,182,000)     13,442,000

Purchase of treasury stock           --             --             --          (20,000)           --           (20,000)

Net income                           --             --             --             --           144,000         144,000
                             ------------   ------------   ------------   ------------    ------------    ------------
Balance at July 31, 2001        3,455,000   $     35,000   $ 17,556,000   $   (987,000)   $ (3,038,000)   $ 13,566,000
                             ============   ============   ============   ============    ============    ============

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            THE MILLBROOK PRESS INC.
                            ------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                   FOR THE YEARS ENDED JULY 31, 2001 AND 2000
                   ------------------------------------------

                                                                      2001            2000
                                                                      ----            ----

Cash flows from operating activities:
    Net income                                                    $   144,000    $ 1,136,000
    Depreciation and amortization                                   2,027,000      1,890,000
    Deferred income taxes                                            (241,000)          --
    Changes in assets and liabilities:
        Decrease (increase) in accounts receivable                    358,000        (56,000)
        (Increase) decrease in inventories                           (369,000)       430,000
        Increase in royalty advances                                 (651,000)      (332,000)
        (Increase) decrease in prepaid expenses                       (40,000)       139,000
        Increase in accounts payable and accrued expenses             320,000        197,000
        (Decrease) increase in royalties payable                      (44,000)       104,000
                                                                  -----------    -----------
            Net cash provided by operating activities               1,504,000      3,508,000
                                                                  -----------    -----------
Cash flows from investing activities:
    Capital expenditures                                             (111,000)       (96,000)
    Plant costs                                                    (1,839,000)    (1,567,000)
                                                                  -----------    -----------
            Net cash used in investing activities                  (1,950,000)    (1,663,000)
                                                                  -----------    -----------
Cash flows from financing activities:
    Proceeds from (repayment of) borrowings under notes payable       882,000     (1,775,000)
    (Repayment of) proceeds from long term debt                      (400,000)       764,000
    Purchase of treasury stock                                        (20,000)      (967,000)
                                                                  -----------    -----------
            Net cash provided by (used in) financing activities       462,000     (1,978,000)
                                                                  -----------    -----------
            Net increase (decrease) in cash                            16,000       (133,000)

Cash at beginning of year                                                --          133,000
                                                                  -----------    -----------
Cash at end of year                                               $    16,000    $      --
                                                                  ===========    ===========
Supplemental disclosures:
    Interest paid                                                 $   452,000    $   496,000
                                                                  -----------    -----------
    Income taxes paid                                             $   445,000    $    57,000
                                                                  -----------    -----------

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            THE MILLBROOK PRESS INC.
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                             JULY 31, 2001 AND 2000
                             ----------------------

(1)       Description of the Business:
          ----------------------------

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

(2)         Summary of Significant Accounting Policies:
            -------------------------------------------

              Cash and Cash Equivalents-
              -------------------------

              Cash and cash  equivalents  consist  of cash in banks  and  highly liquid,  short-term  investments with original maturities of three months or less at the date acquired.

              Revenue Recognition-
              ------------------- -

              The Company has adopted Staff Accounting Bulletin ("SAB") No. 101,
              "Revenue  Recognition  in  Financial  Statements".   SAB  No.  101
              expresses  the views of the  Securities  and  Exchange  Commission
              ("SEC") staff in applying accounting principles generally accepted in the  United  States  to  certain  revenue  recognition  issues.
              Revenue  from  the  sale  of  books  is  generally  recognized  at shipment.  The Company  provides a reserve  for  product  returns.
              Sales  from  telemarketing  activities  are  recognized  when  the customer  accepts all or part of a sample  shipment.  Revenue from the  licensing  of rights is  recognized  as earned  net of author co-payments.

              Inventories-
              -----------

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
              ----------------

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

              Plant Costs-
              -----------

              Plant costs consisting of plates,  photo  engravings,  separations and other text costs of unpublished  books are amortized over five years from  publication  date or the estimated  remaining life, if shorter.  Plant costs at July 31, 2001 and 2000 are  presented net
              of  accumulated   amortization   of  $11,019,000   and  $9,296,000
              respectively.

              Advertising Costs-
              -----------------

              Advertising  costs are  expensed in the periods in which the costs are incurred.  Catalog costs  consisting of the costs of producing and  distributing  catalogs are expensed  ratably over the year in which the costs are  incurred in  relation  to sales.  Advertising expense for the years  ended July 31,  2001 and 2000 was  $880,000 and $750,000, respectively.

              Fixed Assets-
              ------------

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
              ------------------------------------

              Goodwill  represents the excess of the cost over the fair value of the net assets acquired.  For financial  reporting  purposes,  the excess  of cost  over the fair  value of net  assets  acquired  is
              amortized   over  20  years   using  the   straight-line   method.
              Accumulated  amortization  at July 31, 2001 and 2000 is $1,480,000 and $1,266,000,  respectively.  Pursuant to Internal  Revenue Code
              Section 197,  for Federal  income tax  purposes  such  goodwill is deductible over 15 years.

              The  Company  systematically  reviews  the  recoverability  of its long-lived assets by comparing their unamortized carrying value to their anticipated  undiscounted  future cash flows. Any impairment is charged to expense when such determination is made.

              Income Taxes-
              ------------

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

              Earnings Per Share-
              ------------------

              Basic  Earnings  Per Share  ("EPS") is  computed  as net  earnings
              divided   by  the   weighted-average   number  of  common   shares
              outstanding  for the period.  Diluted EPS reflects  the  potential dilution  that could occur from  common  shares  issuable  through stock-based compensation plans including stock options, restricted stock awards,  warrants and other convertible securities using the treasury  stock  method.  Included  in  diluted  EPS for  2001 are
              187,000 stock options exercisable at $2.25.

              Earnings per share is net income  divided by the weighted  average number of common stock outstanding for the periods. Per share data for 2000 does not assume the exercise of common  stock  options as the option  exercise  prices are above the average market price of common stock for the year.

              Stock Options-
              -------------

              The Company adopted  Statement of Financial  Accounting  Standards
              ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which allows  entities to continue to apply the provisions of Accounting
              Principles  Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share  disclosures  for employee stock option grants as if the  fair-value-based  method defined in
              SFAS No. 123 had been applied.

              Use of Estimates-
              ----------------

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

              Recent Accounting Standards-
              ---------------------------

              In July 2001, the Financial Accounting Standards Board issued SFAS
              No. 141,  Business  Combinations  and SFAS No. 142,  "Goodwill and
              Other  Intangible  Assets".  SFAS No. 141  requires  all  business combinations  initiated  after June 30, 2001 to be  accounted  for using the  purchase  method.  Under  SFAS No.  142,  goodwill  and intangible  assets with indefinite  lives are no longer  amortized but are  reviewed  annually  (or  more  frequently  if  impairment indicators arise) for impairment. Separable intangible assets that are not  deemed  to have  indefinite  lives  will  continue  to be amortized over their useful lives (but with no maximum life).  The amortization  provisions  of SFAS No.  142 apply to  goodwill  and intangible  assets  acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the
              Company is  required  to adopt SFAS No.  142  effective  August 1,
              2002. The Company is currently evaluating the effect that adoption of the  provisions  of SFAS No.  142 will have on its  results  of operations and financial position.

(3)       Fixed Assets:
          -------------

          Fixed assets at July 31, 2001 and 2000 consist of the following:

                                                            2001          2000
                                                            ----          ----

            Office furniture and equipment             $   198,000    $   185,000
            Computers                                      662,000        578,000
            Telecommunication equipment                     76,000         62,000
            Leasehold improvements                          78,000         78,000
                                                       -----------    -----------
                                                         1,014,000        903,000

            Accumulated depreciation                      (757,000)      (667,000)
                                                       -----------    -----------
                                                       $   257,000    $   236,000
                                                       ===========    ===========

          Depreciation  expense  for the years  ended July 31, 2001 and 2000 was
          $90,000 and $97,000, respectively.

(4)       Notes Payable to Bank:
          ----------------------

          On December  14,  1995,  the Company  entered into a Loan and Security
          Agreement with People's Bank, (the "Agreement").  As of July 31, 2001, the Agreement  provided for  borrowings up to $7,500,000  and provided for  interest  at the  bank's  prime rate (6.75 % and 9.5% at July 31,
          2001 and 2000, respectively), a certain portion of which may be priced at the 90 day LIBOR rate plus 2.0% (4.01% at July 31,  2001).  At July
          31, 2001,  the amount  outstanding  under the Agreement was $4,565,000
          ($3,000,000  which was priced at the LIBOR rate).  Advances  under the
          Agreement are collateralized by substantially all of the assets of the
          Company. The Agreement also prohibits the Company from the declaration or  payment  of  dividends  on common  stock.  The  maximum  available borrowing  under the Agreement is $7,500,000,  however it may be lower
          based  upon  the  eligible  value  of  the  accounts   receivable  and
          inventory.  As of July 31, 2001,  the eligible  inventory and accounts receivable was $6,751,000. The Agreement is payable upon demand by the bank  and  contains  various  covenants  which,  as of July  31,  2001 include,  among other things, a minimum tangible net worth requirement and a current ratio requirement.

          On January 31,  2000,  under the  Agreement,  the Company  borrowed an additional  $964,000  from  People's  Bank for the purchase of 595,113 shares of its common stock,  of which  $600,000  represents a 24 month unsecured term loan with equal monthly  payments of $25,000 per month, with interest on the outstanding  balance at prime plus 2% (as of July
          31, 2001 this loan has been paid down to $0). The  remaining  $364,000 is  secured by  eligible  accounts  receivable  and  inventory  of the
          Company and is payable on January 1, 2002. Interest on the outstanding balance is at the Bank's prime rate.

          On October 23, 2001,  the Company and People's  Bank signed the Fourth
          Amendment to the Loan and Security Agreement,  (the "Amendment").  The
          Amendment  extended  the term of the  Agreement  to December 31, 2004, waived the  noncompliance  with certain  covenants as of July 31, 2001 and reset  certain  covenants  required to be met by the  Company.  In addition,  the Amendment  called for an  additional  grant of security interest in certain property, as defined in the Agreement.

(5)       Income Taxes:
          -------------

         The Company  provided federal income taxes for the years ended July 31,
         2001 and 2000.  The actual  provision for income taxes differs from the amount  computed by applying the statutory  federal  income tax rate to income before  provision for income taxes.  The sources and tax effects of the differences are as follows:

                                                                  2001        2000
                                                                  ----        ----

          Income tax provision at the federal statutory rate   $ 104,000   $ 439,000
          State and local income taxes, net of federal tax
            provision                                             20,000      76,000
          Decrease in valuation allowance                           --      (250,000)
          Nondeductible expenses                                  10,000     (35,000)
          Other                                                   29,000     (27,000)
                                                               ---------   ---------
                                Provision for income taxes     $ 163,000   $ 203,000
                                                               =========   =========

          The  tax  effects  of  temporary  differences  between  the  financial statement  carrying  amounts  and tax bases of assets and  liabilities that give rise to the deferred tax assets and deferred tax liabilities at July 31, 2001 and 2000 are the following:

                                                          2001         2000
                                                          ----         ----
            Deferred tax assets:
                Accounts receivable allowances       $   189,000    $   263,000
                Inventory reserves                       283,000        346,000
                Unicap                                   491,000        418,000
                Plate and revision costs                  17,000        101,000
                Fixed assets                                --           48,000
                Pre-publication costs                    547,000        578,000
                AMT credit                                  --           25,000
                Charitable contribution carryover        132,000           --
                Other accrued expenses and reserves       65,000           --
                                                     -----------   ------------
                          Net deferred tax asset       1,724,000      1,779,000
            Less:  Valuation allowance                  (710,000)      (710,000)
                                                     -----------   ------------
                          Net deferred tax asset       1,014,000      1,069,000
                                                     -----------   ------------
            Deferred tax liabilities:
                Returns allowances                      (220,000)      (289,000)
                Fixed assets                              (8,000)          --
                Goodwill amortization                   (293,000)      (266,000)
                Other                                       --          (11,000)
                Adjustment for change in tax            (252,000)      (503,000)
                  accounting method
                                                     -----------   ------------
                          Net deferred tax liability    (773,000)    (1,069,000)
                                                     -----------   ------------
                          Net deferred income taxes  $   241,000    $      --
                                                     ===========   ============

          In assessing  the  realizability  of deferred  tax assets,  management considers  whether it is more likely than not that some portion or all of the deferred tax asset will be realized.  The ultimate  realization of the deferred tax asset is dependent  upon the  generation of future taxable  income  during  the  periods in which  temporary  differences become  deductible.  The Company has  determined  that $241,000 of net deferred tax assets could be realized as of July 31, 2001. A valuation allowance  of $710,000 has been  established  at July 31, 2001 for the remaining balance.

(6)       Stock Option Plan:
          ------------------

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

          In October 1996,  the Company  amended the Option Plan to decrease the exercise  price on  outstanding  options  from  $8.00 per share to the initial public offering price of $4.50 per share.  Non-vested  options outstanding  on the effective  date (December 23, 1996) of the initial public offering,  representing options for 283,500 shares,  vested 50%
          one year  from that date and the  additional  50% two years  from that date. As of July 31, 2001 and 2000, there were options outstanding for
          520,900  shares and  603,500  shares,  respectively,  under the Option
          Plan.

          The per share  weighted-average  fair value of stock  options  granted during fiscal 2001,  calculated  in accordance  with SFAS No. 123, was
          $1.08 on the date of grant  using  the  Black  Scholes  option-pricing model with the following weighted-average  assumptions:  fiscal 2001 -
          expected  volatility  48%,  risk-free  interest  rate of  5.5%  and an expected life of 2 years.

          The Company  applies APB Opinion No. 25 in  accounting  for its Option
          Plan. Had the Company  determined  compensation cost based on the fair value at the grant date for its stock  options under SFAS No. 123, the
          Company's  net  income  would have  changed  to the pro forma  amounts indicated below:

                                                                 2001          2000
                                                                 ----          ----
            Net income
                As reported                                 $   144,000     $  1,136,000
                Pro forma                                       102,000        1,070,000
            Earnings  per share (basic and diluted)
                As reported                                         .05              .37
                Pro forma                                           .04              .35

          Stock Option Plan activity during the periods indicated is as follows:

                                                              Weighted-
                                                  Number of    Average
                                                   Shares    Exercise Price
                                                   ------    --------------

            Balance at July 31, 1999               517,500       4.50
                Granted                            147,500       2.25
                Forfeited                          (61,500)      4.50
                                                  --------
            Balance at July 31, 2000               603,500       3.94

                Granted                            166,900       2.25
                Forfeited                         (249,500)      4.41
                                                  --------
            Balance at July 31, 2001               520,900       3.19
                                                  ========

          At July 31, 2001 and 2000,  the range of  exercise  prices was $2.25 -
          $6.075. The weighted-average remaining contractual life of outstanding options at July 31, 2001 and 2000 was 4.2 and 4.1 years, respectively.

          At July 31,  2001 and 2000,  the  number of options  exercisable  were
          399,000 and 391,000,  respectively,  and the weighted-average exercise price  of  those  options  was  $3.46  and  $4.50  in 2001  and  2000, respectively.

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
          ---------------------------

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
          Such additional contribution,  if any, shall be allocated to employees in proportion to each participant's contribution.  The Company did not contribute to the Plan during the year ended July 31, 2000.  Beginning in January 2001, the Company provided for a 20% match of non-executive employees' contributions. This amounted to $11,000 for fiscal 2001.

(8)       Commitments
          -----------

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

            Year ending July 31                 Amount
            -------------------                 ------

                      2002                    $ 177,000
                      2003                      103,000
                      2004                       39,000
                      Thereafter                  2,000
                                              ---------
                                              $ 321,000
                                              =========

          Rent  expense for the years ended July 31, 2001 and 2000 was  $205,000 and $178,000, respectively.

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
          Royalties  are paid to Aladdin based on Millbrook  sales.  Development recovery  amounts are paid to  Millbrook  based on sales by Aladdin to other parts of the world. Net payables to Aladdin at July 31, 2001 and
          2000 are $429,000 and $652,000, respectively.

(9)       Fair Value of Financial Instruments:
          ------------------------------------

              Cash, Accounts Receivable, Accounts Payable and Accrued Expenses-
              ----------------------------------------------------------------

              The  carrying  amount  approximates  fair  value  because  of  the short-term maturity of these instruments.

              Notes Payable-
              -------------

              The carrying  amount of these financial  instruments  approximates fair  values  based on the fact that the  related  interest  rates fluctuate with market rates.

(10)     Concentration of Credit Risk:
         -----------------------------

         The Company extends credit to various  companies in the retail and mass merchandising  industry  for the  purchase  of its  merchandise,  which results in a concentration of credit risk. This concentration of credit risk  may  be  affected  by  changes  in  economic  or  other  industry conditions and may,  accordingly,  impact the Company's  overall credit risk. Although the Company generally does not require  collateral,  the
         Company  performs  ongoing  credit  evaluations  of its  customers  and reserves for potential  losses are maintained.  One customer  accounted for 10% and 11% of the Company's net sales for the years ended July 31,
         2001 and 2000, respectively. Two customers accounted for 25% and 29% of the  Company's  accounts  receivable as of the year ended July 31, 2001 and 2000 respectively.

(11)     Purchase of Treasury Stock:
         ---------------------------

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

         On January 23, 2001, the Company  purchased an additional 10,000 shares of Common  Stock on the open market for a purchase  price of $20,000 or
         $1.978 per share.  The Company  used  working  capital to finance  this transaction.

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURES

                                    None

PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The  information  required  by Item 9 regarding  directors  is  incorporated  by reference to the information appearing under the caption "Election of Directors"
in the Company's  definitive Proxy Statement relating to its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange  Commission  within
120 days after the close of its fiscal year.

ITEM 10.   EXECUTIVE COMPENSATION.

The  information  required  by  Item  10 is  incorporated  by  reference  to the
information  appearing  under  the  caption  "Executive   Compensation"  in  the
Company's  definitive  Proxy  Statement  relating to its 2001 Annual  Meeting of
Stockholders to be filed with the Securities and Exchange  Commission within 120 days after the close of its fiscal year.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  required  by  Item  11 is  incorporated  by  reference  to the information  appearing under the caption  "Security  Ownership" in the Company's definitive  Proxy Statement  relating to its 2001 Annual Meeting of Stockholders to be filed with the  Securities and Exchange  Commission  within 120 days after the close of the fiscal year.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  required  by  Item  12 is  incorporated  by  reference  to the information  appearing  under the  caption  "Certain  Relationships  and Related
Transactions" in the Company's  definitive Proxy Statement  relating to its 2001
Annual  Meeting of  Stockholders  to be filed with the  Securities  and Exchange
Commission within 120 days after the close of the fiscal year.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)         Exhibits

Exhibit
Number                                Description of Exhibit
------                                ----------------------

**3.1                   Restated Certificate of Incorporation of the Company.

**3.2                   By-laws of the Company, as amended.

**4.1                   Form of Common Stock Certificate.

**4.2                   Form of  Underwriter's  Purchase  Option  granted to GKN
                        Securities.

**4.3                   Form of bridge Warrant.

*****10.1               Termination  and  Settlement  Agreement,  dated  June 1,
                        2001, by and between the Company and Jeffrey Conrad.

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

******10.15             Fourth  Amendment  loan  and  security  agreement  dated
                        October 23, 2001, between People's Bank and the Company.

******23                Consent of Arthur Andersen, LLP

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

*****                   Filed as an Exhibit to the Company's Quarterly Report on
                        Form 10-QSB for the quarter ended April 30, 2001

******                  Filed herewith

                        (b)  Reports on Form 8-K
                             -------------------
                                    None

                                   SIGNATURES

            In accordance  with Section 13 or 15 (d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE MILLBROOK PRESS INC.

Dated:  October 29, 2001                   By: /s/ David Allen
                                               ---------------
                                                   David Allen
                                                   Executive Vice President and
                                                   Chief Operating Officer

            In accordance with the Securities  Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dated indicated.

Signatures                          Title                             Date

/s/ David Allen                  Executive Vice President      October 29, 2001
------------------------         Chief Operating Officer
David Allen                      Chief  Financial Officer
                                 (Principal Financial
                                 Officer and Principal
                                 Accounting Officer)

/s/ Howard Graham                Chairman of the Board         October 29, 2001
------------------------
Howard Graham

/s/ Frank J. Farrell             Director                      October 29, 2001
------------------------
Frank Farrell

/s/ Bruno A. Quinson             Director                      October 29, 2001
------------------------
Bruno A. Quinson

/s/ Joseph Kanon                 Director                      October 29, 2001
------------------------
Joseph Kanon

/s/ Hannah Stone                 Director                      October 29, 2001
------------------------
Hannah Stone

