Form 10QSB
period 2001-10-31
MILLBROOK PRESS INC
filed 2001-12-17
CIK 1022899

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

     (Mark One)
(X)  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act of 1934

For the  quarterly  period  ended  October 31, 2001.

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

     Yes  /X/     No / /

                       APPLICABLE ONLY TO CORPORATE ISSUES

State the number of share  outstanding of each of the issuer's classes of common equity, as of October 31, 2001.

                  2,849,887 shares of Common Stock outstanding
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

     Yes / /      No /X/

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                October 31, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Income for the three months
         ended October 31, 2001 and 2000

         Balance Sheet as of October 31, 2001

         Statements of Cash Flows for three months
         ended October 31, 2001 and 2000

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations

PART II. OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                            THE MILLBROOK PRESS INC.
                              Statements of Income

                                                          Three months ended
                                                              October 31
                                                           2001        2000
                                                           ----        ----

Net sales                                               $5,401,000  $5,285,000

Cost of sales                                            3,126,000   2,794,000
                                                         ---------   ----------

Gross profit                                             2,275,000   2,491,000

Operating expenses:
Selling and marketing                                    1,614,000   1,448,000
General and administrative                                 378,000     476,000
                                                         ---------   ---------
Total operating expenses                                 1,992,000   1,924,000
                                                         ---------   ---------

Operating income                                           283,000     567,000

Interest expense                                            79,000     116,000
                                                         ----------   --------

Income before income taxes                                 204,000     451,000

Provision for income taxes                                  55,000     121,000
                                                         ----------   --------

Net income                                               $ 149,000   $ 330,000
                                                         =========   =========

Earnings per share - basic                               $    0.05   $    0.12
                                                         =========   =========
Earnings per share - diluted                             $    0.05   $    0.12
                                                         =========   =========

Weighted average shares outstanding (basic)              2,849,887   2,859,887
                                                         ==========  =========

Weighted average shares outstanding (diluted)            2,911,453   2,859,887
                                                         ==========  =========

                            THE MILLBROOK PRESS INC.
                                  Balance Sheet
                                October 31, 2001

Assets

Cash                                                   $     72,000
Accounts receivable, net                                  5,954,000
Inventory, net                                            7,742,000
Royalty advances, net                                       700,000
Prepaid expense and other assets                            330,000
                                                       ------------
            Total current assets                         14,798,000

Plant costs, net                                          4,407,000
Royalty advances, net                                     2,028,000
Fixed assets, net                                           270,000
Deferred tax                                                241,000
Goodwill, net                                             2,648,000
                                                       ------------

            Total assets                               $ 24,392,000
                                                       ============

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                  $  4,875,000
Notes payable to bank                                     5,623,000
Royalties payable                                           179,000
                                                       ------------
            Total current liabilities                    10,677,000

Long term debt                                                -
                                                       ------------
            Total liabilities                            10,677,000
                                                       ------------

Stockholders' Equity
Common stock, par value $.01 per share, 12,000,000
   shares authorized; 3,455,000 shares issued
   and outstanding                                           35,000
Additional paid in capital                               17,556,000
Treasury stock                                             (987,000)
Accumulated deficit                                      (2,889,000)
                                                       ------------
          Total stockholders' equity                     13,715,000
                                                       ------------

         Total liabilities & stockholders' equity  $ 24,392,000
                                                       ============

                            THE MILLBROOK PRESS INC.
                            Statements of Cash Flows

                                                                       Three months ended
                                                                            October 31
                                                                        2001          2000
                                                                        ----          ----
CASH FLOW  FROM OPERATING ACTIVITIES:
Net income                                                        $   149,000    $   330,000

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                                         527,000        514,000
Changes in assets & liabilities:
   Accounts receivable                                               (152,000)      (134,000)
   Inventory                                                         (724,000)      (120,000)
   Prepaid expenses and other assets                                 (282,000)      (128,000)
   Accounts payable & accrued expenses                            276,000       (209,000)
                                                                  -----------    -----------

            Net cash (used in) provided by operating activities      (206,000)       253,000
                                                                  -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                  (39,000)       (18,000)
Plant costs                                                          (393,000)      (470,000)
                                                                  -----------    -----------
            Net cash used in investing activities                    (432,000)      (488,000)
                                                                  -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings under notes payable                        1,058,000        360,000
Repayment of long term debt                                          (364,000)      (100,000)
                                                                  -----------    -----------
            Net cash provided by financing activities                 694,000        260,000
                                                                  -----------    -----------

            Net increase in cash                                       56,000         25,000

Cash at beginning of period                                            16,000            -
                                                                  -----------    -----------

Cash at end of period                                             $    72,000    $    25,000
                                                                  ===========    ===========

Supplemental disclosures:
Interest paid                                                     $    85,000    $   119,000
                                                                  ===========    ===========
Income tax paid                                                   $    13,000    $    61,000
                                                                  ===========    ===========

NOTES TO FINANCIAL STATEMENTS
October 31, 2001

Basis of Presentation

The financial statements of The Millbrook Press Inc. ("Company") included herein have been prepared  without audit  pursuant to the rules and  regulations of the
Securities and Exchange Commission  ("SEC").  In the opinion of management,  all adjustments  (which  include  only normal  recurring  adjustments)  necessary to present fairly the financial position, results of operations and changes in cash flows for all periods  presented  have been made. The results of the October 31,
2001 interim  period are not  necessarily  indicative of the results that may be expected for the full year.

Certain information and footnote  disclosures normally included in the financial statements prepared in accordance with generally accepted accounting  principles in the United States have been condensed or omitted.  These financial statements should be read in conjunction  with the audited  financial  statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended July 31,
2001.

Stock Option Plan

The Company has  reserved  675,000  shares of common  stock,  $.01 par value per share ("Common  Stock"),  under its 1994 Stock Option Plan ("Option Plan") which provides  that the  Stock  Option  and  Compensation  Committee  of the Board of
Directors, may grant stock options to eligible employees,  officers or directors of the Company or its affiliates.  The number of shares reserved for issuance is adjusted in accordance  with the  provisions  of the Option Plan.  Stock options granted by the Company  generally expire seven years after the grant date. Stock options  generally  vest 50% one year  from the date of grant and 25% in each of the next two years from the date of grant.

Earnings Per Share

The  Company  presents  earnings  per  share  on a basic  and  diluted  basis in accordance  with Statement of Financial  Accounting  Standards No. 128 "Earnings
Per  Share".  The  computation  of basic  earnings  per share is based on income available  to common  stockholders  and the  weighted  average  number of common shares  outstanding  during the three month  period.  Diluted EPS  reflects  the
potential   dilution  that  could  occur  from  Common  Stock  issuable  through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities.

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

On January 23, 2001 the Company  purchased an additional 10,000 shares of Common
Stock in the open  market for a  purchase  price of $20,000 or $1.978 per share.

The Company used working  capital to finance this  transaction.  The repurchased
10,000 shares of Common Stock were placed in treasury.  The Company may purchase additional  shares of Common Stock in the future and has  allocated  $450,000 of its working capital line for that purpose.

Notes Payable to Bank

As of October 31, 2001, the Company had available a $7,500,000 revolving line of credit with People's Bank and the Company had $5,623,000  outstanding under this line.  The  $7,500,000 is the maximum  available,  however it may be lower based upon the eligible value of accounts receivable and inventory.  As of October 31,
2001, the eligible inventory and accounts receivable was $7,397,000. The Company is in compliance with all covenants of the loan agreement with People's Bank, as amended  October  23,  2001.  On January  31,  2000,  the  Company  borrowed  an additional $964,000 from People's Bank for the purchase of 595,113 shares of its
Common Stock,  of which $600,000 is based on a 24 month unsecured term loan with equal monthly  payments of $25,000 per month,  with interest on the  outstanding balance at prime plus 2%. The  remaining  balance,  $364,000,  was paid in full, using the Company's revolving line of credit, on October 23, 2001. This loan was scheduled to expire on January 1, 2002.

Income Taxes

Federal and state  income  taxes have been  provided  for the three months ended
October 31, 2001 and 2000,  as the Company has fully  utilized its net operating loss  carryforwards.  The  Company  has  established  a  deferred  tax asset and liability to recognize the timing difference between book and taxable income.

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations

Overview
--------

            General

The Company is a publisher of children's  fiction and non-fiction books, in both hardcover  and  paperback,  for the school and library  market and the  consumer market. Since its inception, the Company has published more than 1,500 hardcover and 700 paperback books under its Millbrook,  Copper Beech, Twenty-First Century and Magic Attic Press imprints. The Company's books have been placed on numerous recommended lists by libraries, retail bookstores and educational organizations.
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

            Sales Incentives and Returns

In  connection  with  the  introduction  of new  books,  many  book  publishers, including the Company,  discount  prices of existing  products,  provide certain promotional  allowances  and  credits or give other  sales  incentives  to their customers.  The Company  intends to continue  such  practices in the future.  In addition,  the  practice  in the  publishing  industry  is to  permit  customers including  wholesalers and retailers to return merchandise.  Most books not sold may be  returned  to the  Company  for  credit.  The  rate of  return  also  can significantly  impact quarterly results since certain  wholesalers  return large quantities of products at one time  irrespective of marketplace  demand for such products, rather than spreading out the returns over the course of the year. The
Company  computes net sales by deducting  actual  returns as well as  additional reserves  as  required  from its gross  sales.  Return  allowance  may vary as a percentage  of gross  sales  based on actual  return  experience.  Although  the
Company  believes  its  reserves  have been  adequate  to date,  there can be no assurance  that returns by customers in the future will not exceed  historically observed  percentages or that the level of returns will not exceed the amount of reserves  in the  future.  In the event  that the amount  reserved  proves to be inadequate, the Company's operating results will be adversely affected.

Results of Operations
---------------------

Net sales for the quarter  ended  October 31, 2001 were  $5,401,000  compared to
$5,285,000  for the same period last year,  an increase of  $116,000.  Increased sales in the consumer  and special  sales  markets  offset by lower sales in the school market accounted for the favorable results.

Gross  profit  margin  for the  quarter  ended  October  31,  2001  amounted  to
$2,275,000,  or 42.1% of net sales  compared to $2,491,000 or 47.1% of net sales for the same period last year.  Increased sales in the less  profitable  product lines (ie. the consumer  market) and lower sales in the more  profitable  school and library market account for the unfavorable variance in the first quarter.

Selling and marketing expenses for the quarter ended October 31, 2001 were 29.9%
of net sales  compared to 27.4% of net sales for the quarter  ended  October 31,
2000.  The  increased  expenses are due mainly to  additional  investment in the publishing program and increased marketing costs.

General and  administrative  expenses  decreased  by $98,000 to $378,000 for the quarter  ended  October 31, 2001  compared  to  $476,000  for the quarter  ended
October 31, 2000.  This decrease is mainly due to reduction in salary expense as a result of the departure of the Chief Executive Officer.

Operating income for the quarter ended October 31, 2001 was $283,000 compared to operating income of $567,000 for the same period in 2000.

Interest  expense for the quarter ended October 31, 2001 was $79,000 compared to
$116,000 for the same period last year.  Although the loan balance is higher the interest rates are lower.

Net  income  after tax for the  quarter  ended  October  31,  2001 was  $149,000 compared to $330,000 for the same period last year.

The  events  of  September  11,  2001  severely   impacted  our  New  York  City
telemarketing  operation,  which is responsible for a substantial portion of our school and public library sales. We expect partial recovery in the third quarter of fiscal 2002.  In  addition,  the  remainder of fiscal year 2002,  the Company faces a continued  difficult  economic  climate  which has  affected  school and library budgets.  Particularly  affected was state aid to local  authorities and governments  as many  state  budgets  turned  from  surplus to  deficits  due to decreased tax revenues. In addition, since the events of September 11, 2001 many state and local  governments  have  increased  their  expenditures  on  security related matters.  As a result,  local authorities and governments will have less funds available for educational  purposes and the Company  anticipates that they will reduce purchases of school and library books compared to previous years.

The Company is continuing  its program of expanding and  strengthening  its core businesses.  Of particular note is the launching of Roaring Brook Press, its new quality juvenile picture book and fiction  publishing  program.  Roaring Brook's first list of 20 titles will be released in the Spring of 2002.

Liquidity and Capital Resources
-------------------------------

As of October 31,  2001,  the Company had up to a $7,500,000  revolving  line of credit with People's Bank. The $7,500,000 is the maximum  available,  however it may be lower based upon the eligible value of accounts receivable and inventory.
As of October 31, 2001,  the eligible  inventory  and  accounts  receivable  was
$7,397,000.  The line of credit  restricts  the ability of the Company to obtain working capital in the form of indebtedness,  to grant security  interest in the assets of the Company or pay  dividends on the  Company's  securities.  The line provides for the repurchase of up to $450,000 of Company Common Stock.

As of October 31, 2001, the Company had $5,623,000  outstanding  under this line compared  to  $4,043,000  as  of  October  31,  2000.  This  debt  increased  to accommodate  working  capital  requirements  and complete  the stock  repurchase transaction.

As of October 31, 2001, the Company had cash and working  capital of $72,000 and
$4,121,000,

respectively,  as opposed to cash and working capital of $25,000 and $5,519,000, respectively,  as of October 31,  2000.  For the fiscal year ended July 31, 2001 cash and working capital were $16,000 and $4,100,000, respectively. The decrease in working  capital  is largely  due to the  implementation  of the new  fiction program.  Due to this  increased  investment  and  increased  sales in the trade markets, as opposed to the more profitable school and library markets, cash flow is and will continue to be a focus of management. The Company is taking steps to reduce its  overhead  and cash  commitments.  The Company  anticipates  that the impact of these  measures  will be  reflected  in the second half of fiscal year
2002 and the first half of fiscal year 2003.

Inventory of finished  goods totaled  $7,742,000  and  $6,769,000 at October 31,
2001 and 2000, respectively. The level of inventory has increased from the prior year and  reflects  an adequate  level of trade and school and library  backlist titles. The decrease in accounts receivable of $340,000 from October 31, 2000 is due to increased collection efforts and a decrease in bad debt reserve.

Based on its current  operating  plan,  the Company  believes  that its existing resources  together  with cash  generated  from  operations  and cash  available through its credit line will be sufficient to satisfy the Company's contemplated working capital  requirements at least through  approximately  October 31, 2002.
However,   there  can  be  no  assurance  that  the  Company's  working  capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's  longer-term cash  requirements for operations.
Accordingly,  the  Company  may seek  additional  funds  through  debt or equity financing.  The Company has no agreements,  commitments or  understandings  with respect to such debt or equity financing at this time.

Forward-Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking  statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended, which are intended to be covered by
the  safe  harbors   created   hereby.   Investors   are   cautioned   that  all
forward-looking  statements  involve risks and  uncertainty,  including  without
limitation,   the  Company's  future  cash  resources  and  liquidity,   further
expenditures  by local  authorities and governments on school and library books, current year revenue and net income,  future  revenues  from the  Company's  new fiction  imprint,  improvements in the Company's  Copper Beech and  Twenty-First
Century  imprints,  the ability of the Company to fully  exploit a book's  sales potential in the school and library and  consumer  markets and the impact of the
Company's  steps to reduce  its  overhead  and cash  commitments.  Although  the
Company believes that the assumptions underlying the forward-looking  statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore,  there  can  be no  assurance  that  the  forward-looking  statements included  in this  Form  10-QSB  will  prove  to be  accurate.  In  light of the significant  uncertainties  inherent in the forward-looking  statements included herein,  the  inclusion  of  such  information  should  not  be  regarded  as  a representation  by the Company or any other person that the objectives and plans of the Company will be achieved.

PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information

                None

Item 6.  Exhibits and Reports on Form 8-K

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

                                           The Millbrook Press, Inc.
                                           -------------------------
                                           (Registrant)

December 14, 2001                          By:  /s/ David Allen
                                                ------------------------------
                                                David Allen
                                                Executive Vice President,
                                                Chief Operating Officer,
                                                Chief Financial Officer