Form 10KSB/A
period 2001-07-31
MILLBROOK PRESS INC
filed 2002-03-11
CIK 1022899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-KSBA

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

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
/X/

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

The  Company  incurred  an  operating  loss  in the  fourth  quarter  due to the following items. The Company recorded a severance liability of $100,000 upon the termination of employment of Mr. Jeffrey Conrad,  the Company's former President who  left  the  Company  as of  June 1,  2001.  A copy  of the  Termination  and
Settlement  Agreement  between  the  Company  and Mr.  Conrad was filed with the
Company's  Quarterly Report on Form 10-QSB for the quarter ended April 30, 2001.
In addition the Company  donated  $133,000 of  inventory in July 2001,  taking a charge to cost of goods and increased the inventory reserve by $150,000 taking a charge to cost of goods.  The  increase  in reserve  in the  quarter is due to a change in strategy of remaindering  certain  inventory whereby the Company plans to make further  donations or to sell certain  inventory at less than the normal remainder value.

BALANCE SHEET

The Company believes it has an adequate reserve for product returns and customer bad  debts.  This  reserve  was 7.5% at the end of fiscal  year 2001 and 9.6% of accounts  receivable  at the end of fiscal year 2000.  The decline in reserve is justified as there had been a significant  improvement  in the aging of accounts receivable  year over year and large sales to a specific  customer at the end of fiscal 2001 have a return limit which is less than the average  returns for that sales  type.  The actual  returns  and bad debts for the 2001  fiscal  year were approximately  $2,100,000 compared to $2,900,000 for fiscal 2000. The decline in actual returns activity year over year when sales remained  constant support the decreased reserve balance.

The Company believes that it has an adequate reserve for slow moving  inventory.
As of July 31, 2001, the reserve was 9.1% of gross inventory ($710,000) compared to 11.5% ($869,000) as of July 31, 2000. The increase in actual inventory is due mainly to receipt of fall 2001 titles  prior to  year-end.  The  Company  made a significant  effort in fiscal  2001 to either  remainder  or donate  slow moving titles.  During  fiscal 2001 the Company  either  donated or sold,  at less than cost, inventory amounting to approximately  $675,000 as compared to $400,000 for fiscal year 2000.

Royalty  advances have  increased  mainly due to the investment in Roaring Brook
Press, the Company's new fiction imprint.  The advances are for titles scheduled to publish in spring  2002 and  beyond.  The  Company  believes  its reserve for unearned  royalty  advances is adequate as of July 31, 2001.  During fiscal year
1999 the Company wrote off $650,000 of unearned  royalty  advances.  No advances were written off during 2001 or 2000.

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

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE MILLBROOK PRESS INC.

Dated:  March 11, 2002                         By: /s/ David Allen
        --------------                                ----------------------------------------
                                                        David Allen
                                                        Chief Financial Officer