Form 10QSB
period 2002-01-31
MILLBROOK PRESS INC
filed 2002-03-18
CIK 1022899

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
(X)  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act of 1934

For the  quarterly  period  ended  January 31, 2002.
                                   ---------------

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

Yes  /X/           No / /

                       APPLICABLE ONLY TO CORPORATE ISSUES

     State the number of share  outstanding  of each of the issuer's  classes of common equity, as of January 31, 2002.

                  2,869,887 shares of Common Stock outstanding
                  --------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes  / /          No  /X/

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                January 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Income for the three and six months ended
           January 31, 2002 and 2001

           Balance Sheet as of January 31, 2002

           Statements of Cash Flows for six months ended
           January 31, 2002 and 2001

           Notes to Financial Statements

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

Item 6.    Exhibits and Reports on Form 8 - K

                            THE MILLBROOK PRESS INC.
                              Statements of Income

                                                        Six months ended             Three months ended
                                                           January 31                   January 31
                                                       2002           2001          2002           2001
                                                       ----           ----          ----           ----

Net sales                                          $ 9,730,000    $10,668,000   $ 4,329,000    $ 5,383,000

Cost of sales                                        5,512,000      5,632,000     2,386,000      2,838,000
                                                   -----------    -----------   -----------    -----------

Gross profit                                         4,218,000      5,036,000     1,943,000      2,545,000

Operating expenses:
Selling and marketing                                3,338,000      3,156,000     1,724,000      1,708,000
General and administrative                             786,000        994,000       408,000        518,000
                                                   -----------    -----------   -----------    -----------
Total operating expenses                             4,124,000      4,150,000     2,132,000      2,226,000
                                                   -----------    -----------   -----------    -----------

Operating income (loss)                                 94,000        886,000      (189,000)       319,000

Interest expense                                       159,000        237,000        80,000        121,000
                                                   -----------    -----------   -----------    -----------

Income (loss) before income taxes                      (65,000)       649,000      (269,000)       198,000

Provision (benefit) for income taxes                    43,000        212,000       (12,000)        91,000
                                                   -----------    -----------   -----------    -----------

Net (loss) income                                  $  (108,000)   $   437,000   $  (257,000)   $   107,000
                                                   ===========    ===========   ===========    ===========

Earnings (loss) per share - basic                  $     (0.04)   $      0.15     $  (0.09)    $      0.04
                                                   ===========    ===========   ==========     ===========
Earnings (loss) per share - diluted                $     (0.04)   $      0.15     $  (0.09)    $      0.04
                                                   ===========    ===========   ==========     ===========

Weighted average shares outstanding - basic          2,852,507      2,859,387     2,855,104      2,858,887
                                                   ===========    ===========   ===========   ============

Weighted average shares outstanding - diluted        2,852,507      2,859,387     2,855,104      2,858,887
                                                   ===========    ===========   ===========   ============

                            THE MILLBROOK PRESS INC.
                                  Balance Sheet
                                January 31, 2002

Assets

Cash                                                            $     16,000
Accounts receivable, net                                           5,693,000
Inventory, net                                                     7,603,000
Royalty advances                                                     700,000
Prepaid expense and other assets                                     325,000
                                                                ------------
            Total current assets                                  14,337,000

Plant costs, net                                                   4,405,000
Royalty advances, net                                              1,896,000
Fixed assets, net                                                    248,000
Deferred tax                                                         241,000
Goodwill, net                                                      2,597,000
                                                                ------------

            Total assets                                        $ 23,724,000
                                                                ============

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                           $  4,316,000
Notes payable to bank                                              5,660,000
Royalties payable                                                    245,000
                                                                ------------
            Total current liabilities                             10,221,000

Long term debt
                                                                ------------
            Total liabilities                                     10,221,000
                                                                ------------

Stockholders' Equity
Common stock, par value $.01 per share, 12,000,000
   shares authorized; 3,455,000 shares issued
   and 2,869,887 outstanding                                          35,000
Additional paid in capital                                        17,601,000
Treasury stock                                                      (987,000)
Accumulated deficit                                               (3,146,000)
                                                                ------------
            Total stockholders' equity                            13,503,000
                                                                ------------

            Total liabilities & stockholders' equity        $ 23,724,000
                                                                ============

                            THE MILLBROOK PRESS INC.
                            Statements of Cash Flows

                                                                 Six months ended
                                                                   January 31
                                                              2002            2001
                                                              ----            ----
CASH FLOW  FROM OPERATING ACTIVITIES:
Net (loss) income                                        $  (108,000)   $   437,000

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                              1,055,000      1,027,000
Changes in assets & liabilities:
   Accounts receivable                                       109,000        102,000
   Inventory                                                (585,000)      (594,000)
   Prepaid expenses and other assets                        (145,000)       (83,000)
   Accounts payable & accrued expenses                  (216,000)      (860,000)
                                                         -----------    -----------

            Net cash provided by operating activities        110,000         29,000
                                                         -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                         (45,000)       (47,000)
Plant costs                                                 (841,000)      (880,000)
                                                         -----------    -----------
            Net cash used in investing activities           (886,000)      (927,000)
                                                         -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings under notes payable               1,095,000      1,173,000
Repayment of long term debt                                 (364,000)      (200,000)
Proceeds from exercise of options                             45,000           --
Purchase of treasury stock                                      --          (20,000)
                                                         -----------    -----------
            Net cash provided by financing activities        776,000        953,000
                                                         -----------    -----------

            Net increase in cash                                --           55,000

Cash at beginning of period                                   16,000           --
                                                         -----------    -----------

Cash at end of period                                    $    16,000    $    55,000
                                                         ===========    ===========

Supplemental disclosures:
Interest paid                                              $166 ,000     $ 236 ,000
                                                         ===========    ===========
Income tax paid                                            $ 44 ,000     $ 117 ,000
                                                         ===========    ===========

NOTES TO FINANCIAL STATEMENTS
January 31, 2002

Basis of Presentation

The financial statements of The Millbrook Press Inc. ("Company") included herein have been prepared  without audit  pursuant to the rules and  regulations of the
Securities and Exchange Commission  ("SEC").  In the opinion of management,  all adjustments  (which  include  only normal  recurring  adjustments)  necessary to present fairly the financial position, results of operations and changes in cash flows for all periods  presented  have been made. The results of the January 31,
2002 interim  period are not  necessarily  indicative of the results that may be expected for the full year.

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

Notes Payable to Bank

As of January 31, 2002, the Company had available a $7,500,000 revolving line of credit with People's Bank and the Company had $5,660,000  outstanding under this line.  The  $7,500,000 is the maximum  available,  however it may be lower based upon the eligible value of accounts receivable and inventory.  As of January 31,
2002, the eligible inventory and accounts receivable was $7,143,000. The Company is not in  compliance  with all  covenants of the loan  agreement  with People's
Bank,  as amended  October 23,  2001.  The  Company  has  obtained a waiver from
People's Bank for the covenants that are not in compliance. On January 31, 2000, the Company  borrowed  $964,000  from  People's Bank for the purchase of 595,113 shares of its Common Stock,  of which $600,000 is based on a 24 month  unsecured term loan with equal monthly payments of $25,000 per month, with interest on the outstanding balance at prime plus 2%. As of January 31, 2002, this loan has been paid off. The remaining balance, $364,000, was paid in full, using the Company's revolving line of credit, on October 23, 2001.

Income Taxes

Federal and state income  taxes have been  provided for the three and six months ended  January 31, 2002 and 2001,  as the  Company  has fully  utilized  its net operating loss  carryforwards.  The Company has established a deferred tax asset and  liability  to  recognize  the timing  difference  between  book and taxable income.

Subsequent Event

The Company called 875,000 warrants with a redemption date of March 1, 2002 at a redemption  price of $.01 per warrant.  The  exercise  price of the warrants was
$3.00 per share and no warrants were exercised prior to the redemption date. The
Company will therefore  report an $8,750 equity  adjustment in the quarter ended
April 30, 2002.

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

Results of Operations
---------------------

Net sales for the second quarter ended January 31, 2002 were $4,329,000 compared to $5,383,000 for the same period last year, a decrease of $1,054,000. Net sales for  the  six  months  ended  January  31,  2002  were  $9,730,000  compared  to
$10,668,000 for the same period last year, a decrease of $938,000. Significantly decreased  sales in the school  market  ($1,132,000)  offset by slightly  higher sales in the consumer market ($194,000) accounted for the unfavorable results in the three and six month periods.

Gross profit  margin for the second  quarter  ended January 31, 2002 amounted to
$1,943,000,  or 44.9% of net sales  compared to $2,545,000 or 47.3% of net sales for the same period last year. For the six months ended January 31, 2002,  gross profit  margin was  $4,218,000  or 43.3% of net sales  compared to $5,036,000 or
47.2% of net  sales  for the same  period  last  year.  Lower  sales in the more profitable  school and  library  market  and fixed  plant  amortization  changes account for the unfavorable variance in the three and six month periods.

Selling and marketing expenses increased by $16,000 to $1,724,000 for the second quarter  ended  January 31, 2002  compared to  $1,708,000  for the quarter ended
January 31,  2001.  For the six months  ended  January  31, 2002 these  expenses increased by $182,000 to $3,338,000  compared to $3,156,000  for the same period in 2001.  The  increased  expenses  in the six month  period  are due  mainly to additional investment in the Roaring Brook and Copper Beech publishing programs.

General and  administrative  expenses  decreased by $110,000 to $408,000 for the quarter  ended  January 31, 2002  compared  to  $518,000  for the quarter  ended
January 31,  2001.  For the six months  ended  January  31, 2002 these  expenses decreased  by $208,000 to $786,000  compared to $994,000  for the same period in
2001.  This decrease is mainly due to reduction in expenses as the Company seeks to reduce overheads.

Operating  loss for the quarter ended January 31, 2002 was $189,000  compared to operating  income of $319,000  for the same  period in 2001.  For the six months ended January 31, 2002,  the operating  income was $94,000  compared to $886,000 for the same period in 2001.

Interest  expense for the quarter ended January 31, 2002 was $80,000 compared to
$121,000  for the same period last year.  For the six months  ended  January 31,
2002,  interest expense was $159,000 compared to $237,000 for the same period in
2001.  Although the outstanding loan balance on the Company's  revolving line of credit has increased  the interest  rates on such  outstanding  loan balance are lower.

Net loss after tax for the quarter ended January 31, 2002 was $257,000  compared to net income of  $107,000  for the same  period  last year.  For the six months ended January 31, 2002 net loss was $108,000  compared to net income of $437,000 for the same period in 2001.

The events of September 11, 2001  severely  impacted the Company's New York City telemarketing  operation,  which is responsible for a substantial portion of the
Company's  school and public library sales. The Company expects partial recovery in the third  quarter of fiscal 2002.  In addition,  for the remainder of fiscal year 2002, the Company faces a continued  difficult  economic  climate which has affected  school and library  budgets.  Particularly  affected  was state aid to local  authorities  and governments as many state budgets turned from surplus to deficits  due to  decreased  tax  revenues.  In  addition,  since the  events of

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

Balance Sheet
-------------

Inventory of finished  goods totaled  $7,603,000  and  $7,243,000 at January 31,
2002 and 2001 respectively.  The level of inventory has increased $360,000 or 5%
from prior year even though net sales have decreased $938,000 or 9% for the same period year over year. The reserve for slow moving  inventory  totaled  $722,000 and $512,000 at January 31, 2002 and 2001 respectively, an increase of $210,000.
Lower than expected sales have caused  inventory  levels to rise and the Company is  reducing  future  purchases  and  establishing  programs  to  sell  existing inventory.  This along with the increased  inventory  reserve  fairly states the inventory  balance.  Accounts  receivable  totaled  $5,693,000 and $6,058,000 at
January 31, 2002 and 2001  respectively,  a decline of  $365,000.  A majority of this decline is due to lower than expected sales for the same period,  year over year.

The Company is required to implement Statement of Financial Accounting Standards
("SFAS") No. 142, "Goodwill and Other Intangible Assets" at the beginning of its next fiscal year.  The management of the Company is aware that goodwill may have to be  revalued  downward  under SFAS No. 142,  specifically  with regard to the market value  recoverability  test.  The testing  under SFAS No. 142 has not yet been  performed and therefore a write down of goodwill,  if any, is not known at this date.  The market  capitalization  of the  Company at January  31,  2002 is
significantly   less  than  book  value  and  management  will  take  this  into consideration when implementing SFAS No. 142.

Liquidity and Capital Resources
-------------------------------

As of January 31,  2002,  the Company had up to a $7,500,000  revolving  line of credit with People's Bank. The $7,500,000 is the maximum  available,  however it may be lower based upon the eligible value of accounts receivable and inventory.
As of January 31, 2002,  the eligible  inventory  and  accounts  receivable  was
$7,143,000.  The line of credit  restricts  the ability of the Company to obtain working capital in the form of indebtedness,  to grant security  interest in the assets of the Company or pay  dividends on the  Company's  securities.  The line provides for the  repurchase of up to $450,000 of Company  Common  Stock.  As of
January 31, 2002,  the Company is not in  compliance  with all  covenants of the loan agreement with People's Bank, as amended  October 23, 2001. The Company has obtained  a  waiver  from  People's  Bank  for  the  covenants  that  are not in compliance. This loan agreement is scheduled to expire December 31, 2004.

As of January 31, 2002, the Company had $5,660,000  outstanding  under this line compared  to  $4,856,000  as  of  January  31,  2001.  This  debt  increased  to accommodate  working  capital  requirements  and complete  the stock  repurchase transaction.

As of January 31, 2002, the Company had cash and working  capital of $16,000 and
$4,116,000,  respectively, as opposed to cash and working capital of $55,000 and
$5,638,000,  respectively,  as of January  31,  2001.  The  decrease  in working capital is largely  due to the  implementation  of the new  fiction  program and decreased  sales  in the  school  and  library  markets.  Due to this  increased investment  and  decreased  sales  in the more  profitable  school  and  library markets, cash flow is and will continue to be a focus of management. The Company is taking  steps to reduce its  overhead and  investment  spending.  The Company anticipates  that the impact of these  measures  will be reflected in the second half of fiscal year 2002 and the first half of fiscal year 2003.

Based on its current  operating  plan,  the Company  believes  that its existing resources  together  with cash  generated  from  operations  and cash  available through its credit line will be sufficient to satisfy the Company's contemplated working capital  requirements at least through  approximately  January 31, 2003.
This forecast is based on achieving  certain  sales volume and specific  expense reductions.  This date may be moved forward if those  forecasts are not achieved and there can be no assurance that the Company's  working  capital  requirements will not exceed its  available  resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations. Accordingly, the Company may seek  additional  funds  through debt or equity  financing.  The
Company has no agreements,  commitments or  understandings  with respect to such debt or equity financing at this time.

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

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

On November  29,  2001,  the Company  held its Annual  Meeting of  Stockholders, whereby the  stockholders  elected  Directors  and ratified the  appointment  of
Arthur  Andersen LLP as the Company's  independent  auditors for the fiscal year ending July 31, 2002. The vote on such matters was as follows:

            1.  ELECTION OF DIRECTORS:
                                                 For             Withheld
                                                 ---             --------
                   Howard Graham               1,981,135         - 0 -
                   Frank J. Farrell            1,981,135         - 0 -
                   Bruno A. Quinson            1,981,135         - 0 -
                   Joseph Kanon                1,981,135         - 0 -
                   Hannah Stone                1,981,135         - 0 -

            2.  RATIFICATION OF APPOINTMENT OF ARTHUR ANDERSEN LLP:

                            For                 Against          Abstain
                            ---                 -------          -------
                         1,981,135               - 0 -            - 0 -

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

                                           The Millbrook Press, Inc.
                                           ------------------------
                                           (Registrant)

March 15, 2002                             By:  /s/ David Allen
                                                -----------------------------
                                                David Allen
                                                Executive Vice President,
                                                Chief Operating Officer,
                                                Chief Financial Officer