Form 10QSB
period 2002-04-30
MILLBROOK PRESS INC
filed 2002-06-14
CIK 1022899

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

     (Mark One)
(X)  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act of 1934
     For the  quarterly  period  ended April 30,  2002.
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

            Yes  /X/           No / /
        -------------             --------

                       APPLICABLE ONLY TO CORPORATE ISSUES

State the number of share  outstanding of each of the issuer's classes of common equity, as of April 30, 2002.

                  2,869,887 shares of Common Stock outstanding
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

     Yes  / /        No  /X/

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                 April 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Income for the three and nine months ended
         April 30, 2002 and 2001

         Balance Sheet as of April 30, 2002

         Statements of Cash Flows for nine months ended
         April 30, 2002 and 2001

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8 - K

                            THE MILLBROOK PRESS INC.
                              Statements of Income

                                                      Nine months ended             Three months ended
                                                          April 30                        April 30
                                                   2002             2001            2002           2001
                                                   ----             ----            ----           ----

Net sales                                      $ 14,281,000    $ 15,955,000   $  4,551,000    $  5,287,000

Cost of sales                                     7,977,000       8,644,000      2,465,000       3,012,000
                                               ------------    ------------   ------------    ------------

Gross profit                                      6,304,000       7,311,000      2,086,000       2,275,000

Operating expenses:
Selling and marketing                             5,096,000       4,846,000      1,758,000       1,690,000
General and administrative                        1,204,000       1,444,000        418,000         450,000
                                               ------------    ------------   ------------    ------------
Total operating expenses                          6,300,000       6,290,000      2,176,000       2,140,000
                                               ------------    ------------   ------------    ------------

Operating income (loss)                               4,000       1,021,000        (90,000)        135,000

Interest expense                                    239,000         345,000         80,000         108,000
                                               ------------    ------------   ------------    ------------

Income (loss) before income taxes                  (235,000)        676,000       (170,000)         27,000

Provision for income taxes                           45,000         218,000          2,000           6,000
                                               ------------    ------------   ------------    ------------

Net (loss) income                              $   (280,000)   $    458,000   $   (172,000)   $     21,000
                                               ============    ============   ============    ============

Earnings (loss) per share - basic              $      (0.10)   $       0.16   $      (0.06)   $       0.01
                                               ============    ============   ============    ============
Earnings (loss) per share - diluted            $      (0.10)   $       0.16   $      (0.06)   $       0.01
                                               ============    ============   ============    ============

Weighted average shares outstanding - basic       2,869,887       2,856,337      2,869,887       2,849,887
                                               ============    ============   ============    ============

Weighted average shares outstanding - diluted     2,869,887       2,856,337      2,869,887       2,849,887
                                               ============    ============   ============    ============

                            THE MILLBROOK PRESS INC.
                                  Balance Sheet
                                 April 30, 2002

Assets
------

Cash                                                             $     29,000
Accounts receivable, net                                            4,619,000
Inventory, net                                                      7,186,000
Royalty advances                                                      700,000
Prepaid expense and other assets                                      254,000
                                                                 ------------
            Total current assets                                   12,788,000

Plant costs, net                                                    4,302,000
Royalty advances, net                                               2,087,000
Fixed assets, net                                                     222,000
Deferred tax                                                          241,000
Goodwill, net                                                       2,547,000
                                                                 ------------

            Total assets                                         $ 22,187,000
                                                                 ============

Liabilities and Stockholders' Equity
------------------------------------

Accounts payable and accrued expenses                            $  3,516,000
Notes payable to bank                                               4,986,000
Royalties payable                                                     363,000
                                                                 ------------
            Total current liabilities                               8,865,000

Long term debt                                                           -
                                                                 ------------
            Total liabilities                                       8,865,000
                                                                 ------------

Stockholders' Equity
Common stock, par value $.01 per share, 12,000,000
   shares authorized; 3,455,000 shares issued
   and 2,869,887 outstanding                                           35,000
Additional paid in capital                                         17,592,000
Treasury stock                                                       (987,000)
Accumulated deficit                                                (3,318,000)
                                                                 ------------
            Total stockholders' equity                             13,322,000
                                                                 ------------

            Total liabilities & stockholders' equity         $ 22,187,000
                                                                 ============

                            THE MILLBROOK PRESS INC.
                            Statements of Cash Flows

                                                                         Nine months ended
                                                                             April 30
                                                                       2002            2001
                                                                       ----            ----
CASH FLOW  FROM OPERATING ACTIVITIES:
Net (loss) income                                                 $  (280,000)   $   458,000

Add (deduct) to reconcile net income to net cash flow:
Depreciation and amortization                                       1,584,000      1,541,000
Changes in assets & liabilities:
   Accounts receivable                                              1,183,000       (290,000)
   Inventory                                                         (168,000)      (342,000)
   Prepaid expenses and other assets                                 (265,000)      (621,000)
   Accounts payable & accrued expenses                           (899,000)    (1,012,000)
                                                                  -----------    -----------

            Net cash provided (used in) by operating activities     1,155,000       (266,000)
                                                                  -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures                                                  (48,000)       (71,000)
Plant costs                                                        (1,187,000)    (1,322,000)
                                                                  -----------    -----------
            Net cash used in investing activities                  (1,235,000)    (1,393,000)
                                                                  -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings under notes payable                          421,000      1,997,000
Repayment of long term debt                                          (364,000)      (300,000)
Net Proceeds from exercise of options and warrants                     36,000           -
Purchase of treasury stock                                               -           (20,000)
                                                                  -----------    -----------
            Net cash provided by financing activities                  93,000      1,677,000
                                                                  -----------    -----------

            Net increase in cash                                       13,000         18,000

Cash at beginning of period                                            16,000           -
                                                                  -----------    -----------

Cash at end of period                                             $    29,000    $    18,000
                                                                  ===========    ===========

Supplemental disclosures:
Interest paid                                                     $   235,000    $   349,000
                                                                  ===========    ===========
Income tax paid                                                   $    87,000    $   338,000
                                                                  ===========    ===========

NOTES TO FINANCIAL STATEMENTS
April 30, 2002

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

The Company's independent auditors,  Arthur Andersen LLP, were not in a position to review the financial  statements  included in the filing of this Form 10-QSB.
Therefore  this filing is made  without  review of outside  auditors.  The Audit
Committee of the Board of Directors has instructed the Chief  Financial  Officer to begin a selection  process to appoint new auditors for the fiscal year ending
July 31,  2002.  At this time Arthur  Andersen  LLP has not resigned nor has the
Company terminated the relationship.

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

Notes Payable to Bank

As of April 30, 2002,  the Company had available a $7,500,000  revolving line of credit with People's Bank and the Company had $4,986,000  outstanding under this line.  The  $7,500,000 is the maximum  available,  however it may be lower based upon the eligible value of accounts  receivable  and inventory.  As of April 30,
2002, the eligible inventory and accounts receivable was $6,170,000. The Company is not in  compliance  with all  covenants of the loan  agreement  with People's
Bank,  as amended  October 23,  2001.  The  Company  has  obtained a waiver from
People's Bank for the covenants that are not in compliance. On January 31, 2000, the Company  borrowed  $964,000  from  People's Bank for the purchase of 595,113 shares of its Common Stock,  of which $600,000 is based on a 24 month  unsecured term loan with equal monthly payments of $25,000 per month, with interest on the outstanding  balance at prime plus 2%. As of April 30, 2002,  this loan has been paid off. The remaining balance, $364,000, was paid in full, using the Company's revolving line of credit, on October 23, 2001.

Income Taxes

Federal and state income taxes have been  provided for the three and nine months ended  April 30,  2002 and 2001,  as the  Company  has  fully  utilized  its net operating loss  carryforwards.  The Company has established a deferred tax asset and  liability  to  recognize  the timing  difference  between  book and taxable income.

Warrant Redemption

The Company called 875,000 warrants with a redemption date of March 1, 2002 at a redemption  price of $.01 per warrant.  The  exercise  price of the warrants was
$3.00 per share and no warrants were exercised.  The Company therefore  reported an $8,750 equity adjustment in the quarter ended April 30, 2002.

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

Results of Operations
---------------------

Net sales for the third quarter ended April 30, 2002 were $4,551,000 compared to
$5,287,000 for the same period last year, a decrease of $736,000. This is due to a significant decrease in the trade and special trade sales markets offset by an increase in the school and library  market.  Net sales for the nine months ended
April 30, 2002 were $14,281,000 compared to $15,955,000 for the same period last year, a decrease of  $1,674,000.  This is due to  decreased  sales in the school market  and  specialty  trade  market  offset by  slightly  higher  sales in the consumer market.

Gross  profit  margin for the third  quarter  ended April 30,  2002  amounted to
$2,086,000,  or 45.8% of net sales  compared to $2,275,000 or 43.0% of net sales for the same period last year.  For the nine months ended April 30, 2002,  gross profit  margin was  $6,304,000  or 44.1% of net sales  compared to $7,311,000 or
45.8% of net  sales  for the same  period  last  year.  Lower  sales in the more profitable  school and  library  market  and fixed  plant  amortization  charges account for the unfavorable variance in the nine month period.

Selling and marketing  expenses increased by $68,000 to $1,758,000 for the third quarter ended April 30, 2002 compared to $1,690,000  for the quarter ended April
30, 2001. For the nine months ended April 30, 2002 these  expenses  increased by
$250,000 to $5,096,000  compared to $4,846,000  for the same period in 2001. The increased expenses in the periods are due mainly to additional investment in the
Roaring Brook and Copper Beech publishing programs.

General and  administrative  expenses  decreased  by $32,000 to $418,000 for the quarter  ended April 30, 2002  compared to $450,000 for the quarter  ended April
30, 2001. For the nine months ended April 30, 2002 these  expenses  decreased by
$240,000 to $1,204,000  compared to $1,444,000 for the same period in 2001. This decrease is mainly due to reduction  in expenses as the Company  seeks to reduce overheads.

Operating  loss for the quarter  ended  April 30,  2002 was $90,000  compared to operating  income of $135,000  for the same period in 2001.  For the nine months ended April 30, 2002, the operating income was $4,000 compared to $1,021,000 for the same period in 2001.

Interest  expense for the quarter  ended April 30, 2002 was $80,000  compared to
$108,000  for the same  period last year.  For the nine  months  ended April 30,
2002,  interest expense was $239,000 compared to $345,000 for the same period in
2001. A lower outstanding loan balance on the Company's revolving line of credit and a lower  interest  rate on the  outstanding  loan  balance  accounts for the favorable variance.

Net loss after tax for the quarter ended April 30, 2002 was $172,000 compared to net income of $21,000 for the same period last year.  For the nine months  ended
April 30, 2002 net loss was $280,000  compared to net income of $458,000 for the same period in 2001.

The results for the quarter ended April 30, 2002 were in line with the Company's expectations.  The cash reduction program instituted in February is beginning to show results though somewhat impacted by $105,000 in severance payments.

In the quarter ended April 30, 2002, the Company  entered into an agreement with
Templar  Publishing,  the packager of "Snappy  Pop-up" the Company's major trade line,  to reduce its trade  investment  and  exposure in an  uncertain  consumer market.  The  Snappy  series is not a  proprietary  product.  In return  for the
reversion  of  sales  rights,   Templar  Publishing  agreed  to  repurchase  all
inventory,  which will amount to $550,000,  in the fourth  quarter.  This should allow cash  availability  for continuing  investment in Roaring Brook Press, the
Company's  new quality  juvenile  picture book and fiction  publishing  program.
Roaring  Brook  Press,   in  its  first  season,   has  exceeded  the  Company's
expectations.  Its first published  novel  "Shattering  Glass" received  starred reviews  from most  children's  review  media and  received a bid of $80,000 for reprint rights.

During the  quarter  ended April 30,  2002,  the Company  also  transferred  its fulfillment  and  warehousing  operations  to Simon and  Schuster.  The  Company believes  this  move,  will  allow  an  entirely  new  level of  service  to its customers.

While sales for the quarter  ended April 30, 2002  decreased  from the  previous year, the Company's  school and public library sales increased by 6% compared to the  same  quarter  last  year.  The  Company  believes  this  is a  significant achievement in a difficult market and is due to its concentration on the market, its continued highly recognized publishing program, the success of Roaring Brook
Press and early results from its new classroom enrichment programs.

Balance Sheet
-------------

Inventory of finished goods totaled  $7,186,000 and $6,991,000 at April 30, 2002 and 2001  respectively.  The level of inventory has  increased  $195,000 or 2.8%
from prior year even though net sales have decreased $1,674,000 or 10.5% for the same period  year over year.  The  reserve  for slow  moving  inventory  totaled
$545,000  and $536,000 at April 30, 2002 and 2001  respectively,  an increase of
$9,000.  Lower than expected sales have caused  inventory levels to rise and the
Company is reducing future purchases and establishing  programs to sell existing inventory.  This along with the increased  inventory  reserve  fairly states the inventory  balance.  Accounts  receivable  totaled  $4,619,000 and $6,450,000 at
April 30, 2002 and 2001  respectively,  a decline of  $1,831,000.  A majority of this decline is due to lower than expected sales for the same period,  year over year.

The Company is required to implement Statement of Financial Accounting Standards
("SFAS") No. 142, "Goodwill and Other Intangible Assets" at the beginning of its next fiscal year.  The management of the Company is aware that goodwill may have to be  revalued  downward  under SFAS No. 142,  specifically  with regard to the market value  recoverability  test.  The testing  under SFAS No. 142 has not yet been  performed and therefore a write down of goodwill,  if any, is not known at this  date.  The  market  capitalization  of the  Company  at April 30,  2002 is
significantly   less  than  book  value  and  management  will  take  this  into consideration when implementing SFAS No. 142.

Liquidity and Capital Resources
-------------------------------

As of April 30,  2002,  the Company  had up to a  $7,500,000  revolving  line of credit with People's Bank. The $7,500,000 is the maximum  available,  however it may be lower based upon the eligible value of accounts receivable and inventory.
As of April 30,  2002,  the  eligible  inventory  and  accounts  receivable  was
$6,170,000.  The line of credit  restricts  the ability of the Company to obtain working capital in the form of indebtedness,  to grant security  interest in the assets of the Company or pay  dividends on the  Company's  securities.  The line provides for the  repurchase of up to $450,000 of Company  Common  Stock.  As of
April 30, 2002, the Company is not in compliance  with all covenants of the loan agreement  with  People's  Bank,  as amended  October 23, 2001.  The Company has obtained  a  waiver  from  People's  Bank  for  the  covenants  that  are not in compliance.  This loan agreement is scheduled to expire December 31, 2004. As of
April 30, 2002, the Company had $4,986,000  outstanding under this line compared to $5,680,000 as of April 30, 2001.

As of April 30,  2002,  the Company had cash and working  capital of $29,000 and
$3,923,000,  respectively, as opposed to cash and working capital of $18,000 and
$4,853,000,  respectively, as of April 30, 2001. The decrease in working capital is largely due to the  implementation  of the new fiction  program and decreased sales in the school and library  markets.  Due to this increased  investment and decreased sales in the more profitable school and library markets,  cash flow is and will  continue to be a focus of  management.  The Company is taking steps to reduce its overhead and investment  spending.  The Company  anticipates that the impact of these  measures  will be  reflected  in the second half of fiscal year
2002 and the first half of fiscal year 2003.

Based on its current  operating  plan,  the Company  believes  that its existing resources  together  with cash  generated  from  operations  and cash  available through its credit line will be sufficient to satisfy the Company's contemplated working capital requirements at least through approximately April 30, 2003. This forecast  is based on  achieving  certain  sales  volume  and  specific  expense reductions.  This date may be moved forward if those forecasts are not achieved.
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

PART II. OTHER INFORMATION
--------------------------

Item 5.  Other Information

On April 4, 2002, the Board of Directors  appointed  David Allen to the position of  President  and  Chief  Operating  Officer.  Mr.  Allen had been  serving  as
Executive  Vice  President  and Chief  Operating  Officer  of the  Company.  The
effective date of this change is May 1, 2002.

On April 5, 2002, the Company signed a fulfillment and billing service  contract with  Simon and  Schuster.  This  contract  is for a three year  period  with an effective date of June 1, 2002. Simon and Schuster will be responsible for order entry, customer service,  billing and collection,  inventory storage and product shipping.  The Company  terminated  its contract  with its current  distribution provider as of June 1, 2002.

On May 1, 2002, the Company  terminated its publishing  arrangement with Templar
Publishing.  The Company will no longer sell and distribute the "Snappy  Pop-up"
series of products in the United States. (see "Results of Operations")

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

                                              The Millbrook Press, Inc.
                                              ------------------------
                                              (Registrant)

June 14, 2002                            By:  /s/ David Allen
                                              ---------------------
                                              David Allen
                                              President,
                                              Chief Operating Officer