Form 10KSB
period 2002-07-31
MILLBROOK PRESS INC
filed 2002-10-29
CIK 1022899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2002

                            THE MILLBROOK PRESS INC.
                 (Name of Small Business Issuer in its Charter)

            Delaware                                     06-1390025
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                             2 OLD NEW MILFORD ROAD
                              BROOKFIELD, CT 06804
                    (Address of principal executive offices)
                                 (203) 740-2220
                           (Issuer's telephone number)

Securities Registered under Section 12 (b) of the Exchange Act:

                                                                    Common Stock

Securities Registered under Section 12 (g) of the Exchange Act:

                                                                    None

            Check whether the issuer: (1) filed all reports required to be filed by  Section  13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes X No __

Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Revenues for the Fiscal year ended July 31, 2002 were $18.6 million.

The  aggregate  market value of the voting stock held by  non-affiliates  of the
Registrant,  based upon the price of the Common Stock on October 29,  2002,  was approximately  $2,450,000.  As of July 31, 2002, the Registrant had  outstanding
2,869,887 shares of Common Stock.

                            THE MILLBROOK PRESS INC.
                            FORM 10-KSB ANNUAL REPORT

                                Table of Contents

                                     PART I

                                     PART II

Item 8.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure...................................................36

                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act........................................37

Item 10.       Executive Compensation...................................................................37

Item 11.       Security Ownership of Certain Beneficial Owners and

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

OVERVIEW

The  Millbrook  Press Inc.  (the  "Company"  or  "Millbrook")  is a publisher of children's nonfiction books, in both hardcover and paperback, for the school and library market and the consumer market. The Company began operations in 1989 and has  published  more than 1,700  hardcover  and 750  paperback  books  under its
Millbrook,  Copper Beech, and Twenty-First Century imprints. The Company's books have been placed on numerous recommended lists by libraries,  retail bookstores, and educational organizations. Books published under the Millbrook imprint range from  information  intensive  school and  library  books to  graphic,  colorful, general  interest  titles.  Therefore,  many of its books are distributed to the school  and  public  library  market  while  simultaneously  distributed  to the consumer  market.  Copper  Beech books are  published in a number of formats for both the consumer and library  markets.  Twenty-First  Century  Books titles are published  primarily  for the  educational  market at a secondary  school level.
Roaring Brook Press,  the Company's new fiction  imprint,  publishes  children's picture books and young peoples novels for both the school and library and trade markets.

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

The Company has  embarked on new programs to publish and market (i) high quality children's  picture books and young people's  fiction and (ii) develop  programs for classroom sales of supplementary reading enrichment materials. Both programs fit into the  Company's  marketing  capabilities  and will allow the  Company to expand its established  sales base on a minimal risk basis.  The editorial staff has been expanded to  accommodate  these new programs.  The Company  released 20 titles under its new fiction  imprint,  Roaring  Brook  Press,  in the spring of
2002.

INDUSTRY BACKGROUND

SCHOOL AND LIBRARY MARKET

The school and public  library  market is undergoing  significant  change due to long-term social and economic forces.  The United States Department of Education predicts that the student  population  from  kindergarten  through twelfth grade will  increase 8% from 2002 to 2008,  with an overall net gain of  approximately
3.8 million  students.  Because  many school  districts  allocate  instructional material funds on a "per head" basis,  the Company believes that money allocated to schools for book  acquisitions  should  increase  as the  student  population increases.  In  addition  to  demographic  changes,  demand  for  books has also increased as a result of the school and public

library market  becoming aware of, and responsive to,  supporting the innovative instructional  programs being developed and used in the classroom.  New teaching philosophies such as the "reading initiative," and  "cross-curriculum  teaching"
developed in the 1980s and 1990s have  increased  the demand for  different  and better books.  Librarians  are working with  classroom  teachers to select books that meet  classroom  criteria  of being  multicultural,  visually  stimulating, interesting, curriculum-related and suitable for a range of reading ability.

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

CROSSOVER OF SALES

Demand for children's books has also increased because a book can now be sold to both the school and public  library  and the  consumer  markets.  Traditionally, hardcover library books addressed topics typical for school reports and research and were created with the purpose of maximizing  information content rather than appealing  to  consumers.  Because  books sold in the school and public  library market  in the past  were  sold to  librarians/teachers  based on  content,  the product was often informationally rich, but somewhat aesthetically  unappealing.
Conversely,  a paperback book sold in the consumer market was not designed as an information  source,  but rather to attract a consumer's  attention  and thereby sell itself from the shelf.  Accordingly,  these books failed to address certain topics and lacked the  informational  content of library  books.  The  Company's books, and books for the children's book market in general,  are now designed to appeal to both  markets.  A book filled  with  information  is combined  with an attractive  title,  cover and  internal  design to catch the eye of the consumer browsing the shelf. The same book can then be bound as a hardcover book and sold to  school  and  public  libraries.  Additionally,  as either a  hardcover  or a paperback,  the book appeals to teachers and can be used as supplemental reading in the classroom.

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

o     NEW MARKET  OPPORTUNITIES.  Millbrook  will  continue to seek  appropriate acquisitions  along the lines of its 21st Century Books imprint from Henry
      Holt & Co., Inc. in fiscal 1998. The acquisition of 21st Century Books has been a major factor in enhancing  Millbrook's secondary school library
      sales.   The  Company   currently  has  no   commitments,   agreements  or
      understandings  with respect to  Millbrook  acquiring  other  companies or segments thereof.

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

PRODUCTS

The Company  publishes  children's books in hardcover and paperback  formats for the school and public  library  market and the consumer  market.  The  Company's products  have evolved from mainly series books  intended to be sold  singularly and in sets  into a  diverse  set of highly  graphic,  consumer-oriented  single books.  The Company designs its books to appeal to teachers and  librarians,  as well as to children and parents.  This approach allows the Company's books to be introduced simultaneously in more than one market, with the intent of increasing sales.  For example,  in fiscal 2002, the Company  published 80 hardcover  books under the Millbrook  imprint for the school and public library market,  of which
31  books  were  suitable  for and  published  simultaneously  as  hardcover  or paperback,  to be sold in the consumer market,  and 38 hardcover books under the
Copper Beech imprint for the school and library  market,  of which 11 books were suitable for and published  simultaneously as hardcover or paperback, to be sold in the consumer market.

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

EXTERNAL DEVELOPMENT

Approximately 15% of books published under the Millbrook imprint are produced by outside  sources.  Most of these books are  produced by outside  packagers  that cooperate  and  consult  with  Millbrook  during  the  development  process  but otherwise provide the full range of services needed to publish children's books.
The Company has entered into an exclusive  co-publishing  agreement with Aladdin
Books Limited  ("Aladdin"),  a major children's  packager for the  international market,  to produce 40  nonfiction  titles  per year to be  published  under the
Company's Copper Beech imprint.  The exclusive agreement between the Company and
Aladdin was  designed to produce  books with strong  consumer  market  appeal in popularly priced paperback books as well as content suitable for hardcover books for sales to libraries. Aladdin is responsible for the production,  printing and binding of such books,  although  development costs for such books are shared by
Aladdin and the  Company.  Aladdin  retains the sales  rights for these books to countries other than the United States,  Canada and the  Philippines.  Royalties
are paid to Aladdin based on the Company's sales.  Development  recovery amounts are paid to the Company based on sales by Aladdin to other parts of the world.

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

SCHOOL AND PUBLIC LIBRARY

The Company  targets the school and public  library  market  through  three main channels:  wholesalers,  telemarketing and direct sales. Large school and public library systems tend to purchase their books through wholesalers on a bid basis, while smaller systems purchase  directly from a commission sales  representative or through a telemarketing program such as the one the Company conducts.  During the fiscal year ended July 31, 2002, a significant amount of the Company's sales in the school and public  library  market were made through  wholesalers.  While most  wholesalers do not engage in sales and marketing  efforts on behalf of the
Company's products,  they provide schools and public libraries with a wide range of selection  and  convenience  as well as  discounts on bulk orders.  Through a complementary marketing program of telemarketing,  advertising,  review programs and direct sales calls, the Company believes that one of its greatest  strengths is its ability to reach the individual  teacher,  principal or librarian  making the purchase decision.  Telemarketing penetrates the market through its "preview program" where books are given on loan to teachers and other  decision-makers on the premise that the quality of the book will sell itself.  The Company also has a website  that  allows  librarians  to  participate  in the  "preview  program"
electronically.  The  remaining  sales in this area result  from  direct-selling efforts where commissioned salespersons conduct face-to-face meetings at schools and libraries with  decision-makers  or by purchase from the Company's  catalogs and advertising.

The Company markets its books in numerous ways to support the foregoing efforts.
The Company sends  complementary  copies of each newly published book to library media  reviewers and columnists and major county or district school systems that have their own review and  recommendation  process.  The Company believes that a favorable review in a respected library journal can significantly  influence the sales  prospects of a particular  book.  Many of the Company's  books  published under the Millbrook imprint have received favorable  reviews.  The Company makes certain that good reviews,  which can stimulate  sales,  are sent to schools and libraries  on a regular  basis.  Roaring  Brook  press has  received  twenty-one starred  reviews on the first list of nineteen  books,  which was  published  in
Spring 2002. The Company  produces  seven  catalogs and one magazine  insert per year. For its school and library  accounts,  the Company  produces one full-line catalog, consisting of a complete annotated backlist as well as new publications for the Fall that is mailed to 80,000  current  and  prospective  accounts.  The
Company  produces a Spring list  catalog for mailing to the same  audience.  The
Company  produces a 21st  Century  Book  catalog for  mailing to most  secondary schools.  Its direct sales force also  distributes the Company's  catalogs.  The
Company produces two full-line  catalogs per year for the consumer market in May and December.  In addition,  The Company produces two Roaring Brook catalogs per year. The Company also  advertises in many consumer  journals,  newsletters  and newspapers.  The Company produces  promotional  materials for individual titles, themes, authors and illustrators.  It also produces standard "leave-behind" sell sheets that refresh a librarian's recollection of a sales presentation. Finally, the Company exhibits its books at many national  conventions covering the school and public library and consumer markets.

The expanding use of children's books in the classroom,  especially in paperback formats,  provides  new  opportunity.  The  Company  intends  to create  special publishing and marketing programs to take advantage of this development.

CONSUMER

The sales  channels in the consumer  market are more diverse than the school and public library market and require a different  marketing  approach.  The Company has  experienced  and  talented  sales and  marketing  personnel.  The  in-house consumer  sales group  covers the two major  areas:  traditional  consumer  book markets and non-traditional consumer book markets.

The Company has two sales groups:  the in-house sales group and the commissioned sales group.  The in-house sales group consists of an in-house vice president of sales and an assistant responsible for sales, promotion and merchandising to the major national and large regional  accounts along with selling to retail outlets such as museums,  national parks,  historical sites, theme parks, gift shops and toy stores,  consumer and school catalogs,  direct mail, book fairs, book clubs,
and  display  sales  companies.   The  commissioned   sales  group  consists  of
approximately 25 commissioned  representatives  who are responsible for sales to independent bookstores,  small regional chains and certain special sales outlets and regional jobbers. The Company's sales representatives sell the full range of the  Company's  products.  The sales  groups  provide  the  Company  with highly valuable  insight by  obtaining  feedback  from  customers  on  current  product performance and potential  acceptance of proposed  products.  In addition to the marketing  efforts  discussed  with  respect to the  school  and public  library market,  the Company conducts  additional  marketing  designed to increase brand name recognition in the consumer market.  The Company  participates with various outlets in  advertising  directly to  individuals  through  media and  catalogs.
In-store promotions,  such as posters,  points of purchase displays,  brochures, holiday  end-of-counter  and front-of-store  displays,  are also utilized by the
Company to further enhance its sales in the consumer market.

MANUFACTURING AND SHIPPING

All of the Company's  books are printed and bound by third-party  manufacturers.
During fiscal year 2002, approximately 35% of the Company's printing and binding needs were provided by one major printer,  an industry leader in  library-bound, short-run printing and binding.  Manufacturing is a significant expense item for the Company,  with a total of $7.2 million (or  approximately  39% of net sales)
incurred for fiscal 2002. The Company has used this printer's services since the
Company's  inception  and enjoys a good  working  relationship  with  them.  The
Company believes it has sufficient alternative sources of manufacturing services to meet its  foreseeable  needs  should  this  printer's  services  no longer be available  to the  Company,  although  manufacturing  costs  could be  adversely impacted.

Shipping  orders  accurately  and  promptly  upon their  receipt is an important factor in the Company's  customer service and in closing a sale. Most publishing companies ship products within one week of receipt of a customer  order,  and in general the Company  meets or reduces this  timetable.  In an effort to increase productivity in this area the Company moved all of its

customer service, order entry, warehousing and shipping to Simon & Schuster,
Inc. The Company pays a percentage of sales for these  services as stated in the three-year contract signed on June 1, 2002.

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

PROTECTION OF PROPRIETARY RIGHTS

Nearly all the Company's  books have been  copyrighted in the United States,  in the name of the author or artist and then all such copyrights have been assigned to the Company. As a result, the Company owns the exclusive right to exploit the copyright in the marketplace.  On books created in-house by the Company, it owns world  rights  for  all  aspects  of the  market,  including  first  and  second serialization,  commercial rights,  electronic  rights,  foreign and translation rights,  reprint  rights,  and  rights  to any  means  yet to be  developed  for transmitting information.  There are a limited number of books for which foreign rights and  electronic  rights will revert to the author if the Company does not exploit  them in a given period of time.  On books that are  imported  under the
Millbrook  imprint,  the  Company  has  exclusive  rights for all United  States markets and the Philippines. The Company's trade names, Millbrook,  Twenty-First
Century,  Copper  Beech  and  Roaring  Brook  Press  are used to  publish  books primarily for the school and library  market and consumer  market  respectively.
The Company considers these trade names material to its business.

For the Copper Beech titles, the Company has exclusive rights for all markets in the United States and Canada.  World rights are retained for books originated by
Aladdin and the Company participates in the profits generated from such sales on a 25% basis.

EMPLOYEES

As of July 31, 2002, the Company had  approximately  46 employees,  93% of which were full-time and 7% were part-time.  The Company has never  experienced a work stoppage and its employees are not covered by a collective bargaining agreement.
The Company believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company owns no real property.  The Company  conducts its operation  through three facilities.  The Company leases  approximately 8,500 square feet of office space in  Brookfield,  Connecticut at a current rental of $134,000 per year plus utilities  and taxes.  This lease expires in December 2002 and is expected to be renewed.  The Company  also leases  approximately  1,900 square feet in New York
City at a rental of  $36,400  per year plus  utilities  and  taxes.  This  lease expires in April 2004. The Company also leases office space in Southampton,  New
York at a current  rental of $10,800  per year plus  utilities  and taxes.  This lease expires in September 2004.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock of The Millbrook  Press Inc. is traded under the symbol MILB on the NASDAQ  SmallCap  Market.  The Company's  Common Stock is also traded on the
Boston Stock Exchange under the symbol MILB. The following  table sets forth the ranges of the high and low  closing  bid  prices  for the  Common  Stock for the fiscal  years ended July 31, 2002 and July 31,  2001,  as reported on the NASDAQ
SmallCap  Market,  the  principal  trading  market  for the  Common  Stock.  The quotations  are  interdealer  prices  without  adjustment  for  retail  markups, markdowns, or commission and do not necessarily represent actual transactions.

                                  COMMON STOCK

                            YEAR ENDED JULY 31, 2002

                                           High              Low

First Quarter                              3.50              3.23

Second Quarter                             3.45              2.42

Third Quarter                              3.00              2.08

Fourth Quarter                             2.15              1.63

                            YEAR ENDED JULY 31, 2001

First Quarter                              2.38              1.75

Second Quarter                             2.38              1.66

Third Quarter                              2.63              1.97

Fourth Quarter                             3.50              2.30

As of  July  31,  2002,  the  Company  had  2,869,887  shares  of  Common  Stock outstanding and 47 holders of record of the Company's  Common Stock. The Company believes that at such date, there were in excess of 650 beneficial owners of the
Company's Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following  discussion and analysis  should be read in  conjunction  with the
Financial  Statements  of The  Millbrook  Press Inc.  and  related  Notes to the
Financial Statements, which are included as Item 7 of this Form 10-KSB.

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

SALES INCENTIVES AND RETURNS

In  connection  with  the  introduction  of new  books,  many  book  publishers, including the Company,  discount  prices of existing  products,  provide certain promotional  allowances and give other sales incentives to their customers.  The
Company  intends to continue  such  practices in the future.  In  addition,  the practice in the publishing industry is to permit customers including wholesalers and retailers to return merchandise.  Most books not sold may be returned to the
Company,  and the  Company  grants  credit.  The rate of return  also can have a significant  impact on quarterly  results since certain  wholesalers have in the past  returned  large  quantities  of  products  at  one  time  irrespective  of marketplace  demand for such  products,  rather than  spreading  out the returns during the course of the year.  The Company  computes net sales by  concurrently deducting a reserve for returns from its gross sales.  Return allowance may vary as a percentage of gross sales based on actual return  experience.  Although the
Company  believes  its  reserves  have been  adequate  to date,  there can be no assurance  that returns by customers in the future will not exceed  historically observed  percentages or that the level of returns will not exceed the amount of reserves  in the  future.  In the event  that the amount  reserved  proves to be inadequate, the Company's operating results will be adversely affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

GENERAL

The  Securities  and  Exchange  Commission  recently  issued  Final Rule No. 60,
"Cautionary  Advice  Regarding  Disclosure About Critical  Accounting  Policies"
("FR-60"),  suggesting  companies  provide  disclosure  and  commentary on those policies  considered most critical.  FR-60 considers an accounting  policy to be critical if it is important to the  Company's  financial  condition and results, and requires significant judgment and estimates on the part of management in its application.  The Company bases its estimates on historical experience,  current business factors,  and various other assumptions believed to be reasonable under the  circumstances,  which are  necessary  in order to form a basis  for  making judgements about the carrying values of assets and  liabilities.  Actual results may differ from those  estimates  and  assumptions.  On an on-going  basis,  the
Company  evaluates  the adequacy of its reserves and the  estimates  used in its calculations.  The Company believes the following  represent critical accounting policies of the Company as  contemplated  by FR-60.  For a summary of all of the
Company's  significant  accounting  policies,  including the critical accounting policies discussed below, see Note 2 to the financial statements.

         Revenue Recognition-
         -------------------

         The Company applies the provisions of Staff Accounting Bulletin ("SAB")
         No. 101,  "Revenue  Recognition in Financial  Statements".  SAB No. 101
         expresses the views of the Securities and Exchange  Commission  ("SEC")
         staff in  applying  accounting  principles  generally  accepted  in the
         United States to certain revenue recognition  issues.  Revenue from the sale of books is generally recognized at shipment. The Company provides a reserve for product returns. Sales from telemarketing  activities are recognized when the customer  accepts all or part of a sample shipment.
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

         Royalty Advances-
         ----------------

         Licensing  agreements for rights to future publications usually require a  non-refundable  partial  payment  of the  royalty  in advance of the publication.  The Company  charges  royalty  advances to expense in the period during which the related sales are recorded.  If it appears that an  advance  will  exceed  total  royalties  to be  earned  based  upon estimated sales, such excess is immediately expensed.  Royalty advances to be earned out in excess of one year from the balance  sheet date are classified as non-current assets.

         Plant Costs-
         -----------

         Plant costs  consisting of plates,  photo  engravings,  separations and other text costs of  unpublished  books are  amortized  over five years from publication date or the estimated remaining life, if shorter.

         Fixed Assets-
         ------------

         Fixed assets are recorded at cost.  Depreciation  and  amortization  of fixed assets are computed on the  straight-line  method based on useful lives ranging from 7-10 years for office  furniture and equipment and 5 years for  computers.  Leasehold  improvements  are amortized  over the shorter of the lease term or the life of the asset.

         Goodwill and Other Long Lived Assets-
         ------------------------------------

         Goodwill  represents  the excess of the cost over the fair value of net assets  acquired in a business  combination.  For  financial  reporting purposes,  goodwill is amortized over 20 years using the  straight-line method.  Pursuant to Internal  Revenue  Code  Section  197, for Federal
         income tax purposes such goodwill is deductible over 15 years.

         The  Company  systematically  reviews the  recoverability  of its other long-lived  assets by comparing  their  unamortized  carrying  value to their  anticipated  undiscounted  future cash flows.  Any impairment is charged to expense when such determination is made.

         Income Taxes-
         ------------

         Deferred tax assets and  liabilities  are recognized for the future tax
         consequences   attributable  to  temporary   differences   between  the
         financial statement carrying amounts of existing assets and liabilities and  their  respective  tax  bases and  operating  loss and tax  credit carryforwards.  Deferred tax assets and  liabilities are measured using enacted tax rates  expected to apply to taxable  income in the years in which  those  temporary  differences  are  expected  to be  realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is  recognized  in income in the period that  includes the enactment date.

         Stock Options-
         -------------

         The Company has adopted  Statement  of Financial  Accounting  Standards
         ("SFAS") No. 123,  "Accounting  for  Stock-Based  Compensation",  which allows  entities  to  continue to apply the  provisions  of  Accounting
         Principles  Board  ("APB")  Opinion  No. 25 and  provide  pro forma net income and pro forma earnings per share  disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

RESULTS OF OPERATIONS
---------------------

FISCAL 2002 COMPARED TO FISCAL 2001

Fiscal  2002  revenues  decreased  14.1%  from  $21,626,000  in  fiscal  2001 to
$18,573,000  in fiscal  2002.  Decreased  sales of  $3,053,000  resulted  from a decline of $1,653,000 in the special trade sales market, a $1,200,000 decline in the school and library market and a $200,000  decline in the trade sales market.
Although the decline in the specialty trade sales market is sizable, these sales are infrequent  and contribute a very low margin.  The decline in the school and library business was mainly  concentrated in (i) sales to large wholesalers down
$375,000 due to market  conditions,  (ii) sales to special  sales  organizations down  $415,000 due to a change in business  strategy of one customer and (iii) a
decline  in  telemarketing   sales  of  $410,000  due  to  business   disruption
surrounding  September  11, 2001 as the  telemarketing  office is located in New
York City and the operations  were  disrupted  during the peak selling period of
September  and  October.  The  decline  in trade  sales is due to the  Company's decision to exit the Snappy product line.  This accounted for a loss of sales of approximately  $700,000 in the fourth quarter. This loss was offset by increased sales in the newly  launched  imprint,  Roaring Brook Press.  The loss of Snappy revenue will continue into fiscal 2003,  however the Company  believes that this packaged  product line was not a complement  to its core business and that sales from the new Roaring  Brook Press  imprint,  which are at a higher gross margin, may help to offset this loss of revenue.

Gross profits for fiscal 2002 were $8,025,000, or 43.2% of net sales compared to
$9,358,000  or 43.3% of net sales for fiscal 2001.  The decline of $1,333,000 in gross margin is due to the decline in sales.

Selling and marketing  expenses for fiscal 2002 were  $6,912,000 or 37.2% of net sales  compared to  $6,626,000  or 30.6% of net sales for fiscal 2001.  Expenses increased by $286,000 over the prior year due mainly to (i)  increased  costs in the  telemarketing  area in an effort to recapture lost sales and (ii) increased costs in the distribution  area as the Company  transferred its customer service and distribution facilities to Simon & Schuster, Inc. (These costs represent a one time charge of approximately $225,000). These costs were offset by savings in the trade marketing category.

General and  administrative  expenses for fiscal 2002 were $1,641,000 or 8.8% of net sales compared to $1,985,000 or 9.2% of net sales for fiscal 2001. This is a result of the Company's effort to control costs and increase productivity.

As a result of the above,  the  Company  had an  operating  loss of  $528,000 in fiscal 2002 compared to an operating profit of $747,000 for fiscal 2001.

Interest  expense  decreased  from $440,000 in fiscal 2001 to $306,000 in fiscal
2002.  The  decrease  is due to  decreased  interest  rates and  slightly  lower borrowings.

The  Company has  recorded  an income tax  benefit of  $106,000  for fiscal 2002 compared to an income tax expense of $163,000 for fiscal 2001.  Reflected in the
2002 benefit are federal tax recoveries of $136,000 offset by state income taxes due of $30,000.

The Company  therefore reports a net loss after tax of $728,000 for fiscal 2002, compared to net income after tax of $144,000 for fiscal 2001.

Although the Company  believes  that the  continued  investment in Roaring Brook
Press, the exit of the Snappy product line and the change of distribution center to Simon & Schuster, Inc. will be beneficial, there was an immediate cost in the fourth quarter of fiscal 2002.  Specifically,  the Company endured a loss of
$350,000 of margin on the sale of the Snappy  product  line and moving  costs of
$225,000  associated  with  the  change  in  distributor.  These  costs  greatly contributed  to the $448,000 loss recorded by the Company in the fourth  quarter of 2002.  During  that period the Company  also noted the  continued  decline in spending by local school authorities.

BALANCE SHEET
-------------

Gross  inventories of finished  goods totaled  $7,220,000 and $7,728,000 at July
31, 2002 and 2001  respectively.  The level of gross  inventories  has decreased
$508,000 or 6.6% from the prior year even though net sales decreased  $3,053,000 or 14.1% for the same  period.  The reserve for slow  moving  inventory  totaled
$447,000  and  $710,000 at July 31, 2002 and 2001,  respectively,  a decrease of
$263,000.  During fiscal 2002, $368,000 of slow moving inventory was either sold at less than cost or donated to  charity.  This  reduction  of older slow moving inventory is the reason for the decrease in the reserve.  The Company  feels the inventory reserve fairly states the

inventory balance.  Gross accounts  receivable totaled $4,542,000 and $6,275,000 at July 31, 2002 and 2001, respectively,  a decline of $1,733,000. A majority of this decline is due to lower than expected sales for the same period,  year over year.  The reserve for return and bad debt has declined  $36,000 to a balance of
$437,000 at July 31, 2002. The Company feels that this reserve is adequate.

In June 2001,  the FASB  issued  Statement  of  Financial  Accounting  Standards
("SFAS") No. 142,  "Goodwill  and Other  Intangible  Assets".  SFAS 142 requires goodwill  and certain  intangible  assets  with  indefinite  useful  lives to be subject to an annual  review for  impairment,  and written  down when  impaired, rather  than  being  amortized  as  previous  standards  required.  SFAS  142 is effective for fiscal years beginning after December 15, 2001 and will, therefore be  effective  for the  Company  during the first  quarter of fiscal  2003.  The
Company is in the process of  retaining a third party  valuation  specialist  to assist with its assessment of the impact of SFAS 142 on the Company's  operating results and financial  condition.  An impairment to goodwill,  if any,  would be charged to the Company's accumulated deficit as a change in accounting principle upon adoption of SFAS 142.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of July 31, 2002, the Company had working  capital of $3,399,000  compared to working  capital of  $4,063,000  as of July 31,  2001.  The  decrease in working capital is largely  due to the  implementation  of the new  fiction  program and decreased sales in all markets.  Due to this increased  investment and decreased sales,  cash flow is and will continue to be a focus of management.  The Company is taking steps to reduce its overhead and investment spending.

The Company has  available a $7,500,000  revolving  line of credit with People's
Bank. The line of credit  restricts the ability of the Company to obtain working capital in the form of additional  indebtedness,  to grant security interests in the assets of the Company or to pay dividends on the Company's securities. As of
July 31, 2002,  the Company has $4,325,000  outstanding  under this line, all of which is  classified  as a  current  liability  since it is due on  demand.  The
$7,500,000 is the maximum amount available,  however, it may be lower based upon the eligible value of accounts receivable and inventory. As of July 31, 2002 the maximum amount  available was  $5,046,000.  On October 23, 2001, the Company and
People's  Bank signed the Fourth  Amendment to the Loan and Security  Agreement,
(the "Amendment").  The Amendment extended the term of the Agreement to December
31, 2004,  waived the  noncompliance  with certain covenants as of July 31, 2001 and reset certain covenants required to be met by the Company. In addition,  the
Amendment  called  for an  additional  grant of  security  interest  in  certain property,  as  defined in the  Agreement.  On July 31,  2002,  the  Company  and
People's  Bank signed the Fifth  Amendment to the Loan and  Security  Agreement.
This amendment set forth the terms and provisions  required for operations under the Simon & Schuster,  Inc. distribution agreement. As of July 31, 2002, the
Company is not in compliance  with certain  covenants of the loan agreement with
People's  Bank,  as amended July 31, 2002.  However,  the Company has obtained a waiver from People's Bank for its noncompliance with certain covenants as of and for the year ended July 31, 2002. Based on the Company's  current operating plan for fiscal 2003 and the further resetting of certain covenants by People's Bank, the Company  expects to be in compliance  with the bank's  covenants  throughout fiscal 2003. For further

information relating to the People's Bank loan agreement, see Note (4) of "Notes to Financial Statements".

Based on its current  operating  plan,  the Company  believes  that its existing resources  together with cash  generated  from  forecasted  operations  and cash available through its line of credit will be sufficient to satisfy the Company's contemplated  working  capital  requirements  at least  through  July 31,  2003.
However,   there  can  be  no  assurance  that  the  Company's  working  capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's  longer-term cash  requirements for operations.
Accordingly,  the Company may seek  additional  funds.  The Company is exploring various avenues to enhance its capital base through additional equity financing.
However,  there are no agreements,  commitments or understandings  regarding any such financing.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains certain forward-looking  statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended, which are intended to be covered by
the  safe  harbors   created   therein.   Investors  are   cautioned   that  all
forward-looking  statements  involve risks and  uncertainty,  including  without
limitation,   the  Company's  future  cash  resources  and  liquidity,   further
expenditures  by local  authorities and governments on school and library books, current year revenue and net income,  future  revenues  from the  Company's  new fiction  imprint,  improvements in the Company's  Copper Beech and  Twenty-First
Century  imprints,  the ability of the Company to fully  exploit a book's  sales potential in the school and library and  consumer  markets and the impact of the
Company's  steps to reduce  its  overhead  and cash  commitments.  Although  the
Company believes that the assumptions underlying the forward-looking  statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore,  there  can  be no  assurance  that  the  forward-looking  statements included  in this  Form  10-KSB  will  prove  to be  accurate.  In  light of the significant  uncertainties  inherent in the forward-looking  statements included herein,  the  inclusion  of  such  information  should  not  be  regarded  as  a representation  by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7.  FINANCIAL STATEMENTS

                           INDEPENDENT AUDITORS REPORT

To the Stockholders and Board of Directors of
The Millbrook Press Inc.

We have audited the  accompanying  balance sheet of The Millbrook  Press Inc. (a
Delaware  corporation)  as of July  31,  2002,  and the  related  statements  of operations,  stockholders'  equity and cash flows for the year then ended. These financial  statements are the  responsibility of the Company's  management.  Our responsibility  is to express an opinion on these financial  statements based on our audit.

We conducted our audit in accordance with auditing standards  generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable  assurance about whether the financial  statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting  the amounts and  disclosures in the financial  statements.  An audit also includes assessing the accounting principles used and significant estimates made by  management,  as well as  evaluating  the  overall  financial  statement presentation.  We believe  that our audit  provides a  reasonable  basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of The Millbrook Press Inc. as of
July 31, 2002,  and the results of its operations and its cash flow for the year then ended in conformity with accounting  principles  generally  accepted in the
United States.

DiSanto Bertoline & Company, P.C.

Glastonbury, Connecticut
October 11, 2002

        THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP
        REPORT. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP

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

Arthur Andersen LLP

Stamford, Connecticut
October 24, 2001

                            THE MILLBROOK PRESS INC.
                            ------------------------

                                 BALANCE SHEETS
                                 --------------

                             JULY 31, 2002 AND 2001
                             ----------------------

                                                                                         2002         2001
                                                                                    -----------   -----------
                                                 ASSETS

Current assets:
    Cash                                                                            $    11,000   $    16,000
    Accounts receivable (less allowance for returns and bad
     debts of $437,000 in 2002 and $473,000 in 2001)                                  4,105,000     5,802,000
    Refundable federal income taxes                                                     136,000          --
    Inventories (less reserve of $447,000 in 2002 and $710,000
     in 2001)                                                                         6,773,000     7,018,000
    Royalty advances, net                                                               730,000       691,000
    Prepaid expenses                                                                    299,000       242,000
                                                                                    -----------   -----------

                      Total current assets                                           12,054,000    13,769,000

    Plant costs, net                                                                  4,389,000     4,464,000
    Fixed assets, net                                                                   228,000       257,000
    Deferred income taxes                                                               241,000       241,000
    Goodwill, net                                                                     2,491,000     2,698,000
    Royalty advances, net                                                             2,126,000     1,843,000
                                                                                    -----------   -----------
                      Total assets                                                  $21,529,000   $23,272,000
                                                                                    ===========   ===========

                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            THE MILLBROOK PRESS INC.
                            ------------------------

                                 BALANCE SHEETS
                                 --------------
                                   (continued)

                             JULY 31, 2002 AND 2001
                             ----------------------

                                                                                     2002               2001
                                                                                ------------      ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Borrowings under line of credit                                             $  4,325,000      $  4,565,000
    Accounts payable and accrued expenses                                          3,832,000         4,409,000
    Royalties payable                                                                498,000           368,000
    Current portion of long term debt                                                   --             364,000
                                                                                ------------      ------------

                     Total current liabilities                                     8,655,000         9,706,000

Long term debt                                                                          --                --
                                                                                ------------      ------------

                     Total liabilities                                             8,655,000         9,706,000
                                                                                ------------      ------------

Commitments (Note 8)                                                                    --                --

Stockholders' equity:
    Common stock,  par  value  $.01 per  share, 12,000,000
        authorized  shares; 3,475,000 and 3,455,000  shares issued and outstanding in 2002 and 2001, respectively
                                                                                      35,000            35,000
    Additional paid-in capital                                                    17,592,000        17,556,000
    Accumulated deficit                                                           (3,766,000)       (3,038,000)
    Treasury stock (605,113 shares at cost in 2002 and 2001)                        (987,000)         (987,000)
                                                                                ------------      ------------
                      Total stockholders' equity                                  12,874,000        13,566,000
                                                                                ------------      ------------
                      Total liabilities and stockholders' equity                $ 21,529,000      $ 23,272,000
                                                                                ============      ============

                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            THE MILLBROOK PRESS INC.
                            ------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                   FOR THE YEARS ENDED JULY 31, 2002 AND 2001
                   ------------------------------------------

                                                                   2002               2001
                                                              ------------        -----------
Net sales                                                     $ 18,573,000        $21,626,000

Cost of sales                                                   10,548,000         12,268,000
                                                              ------------        -----------
                      Gross profit                               8,025,000          9,358,000
                                                              ------------        -----------
Operating expenses:
    Selling and marketing                                        6,912,000          6,626,000
    General and administrative                                   1,641,000          1,985,000
                                                              ------------        -----------
                      Total operating expenses                   8,553,000          8,611,000
                                                              ------------        -----------
Operating (loss) income                                           (528,000)           747,000

Interest expense                                                   306,000            440,000
                                                              ------------        -----------
(Loss) income before income taxes                                 (834,000)           307,000

(Benefit from) provision for income taxes                         (106,000)           163,000
                                                              ------------        -----------
Net (loss) income                                             $   (728,000)       $   144,000
                                                              ============        ===========

(Loss) earnings per share (basic and diluted)                 $       (.25)       $       .05
                                                              ============        ===========

Weighted average shares outstanding (basic)                      2,869,887          2,854,709
                                                              ============        ===========
Weighted average shares outstanding (diluted)                    2,869,887          3,041,608
                                                              ============        ===========

                 The accompanying notes to financial statements
             are an integral part of these statements of operations.

                            THE MILLBROOK PRESS INC.
                            ------------------------

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------

                   FOR THE YEARS ENDED JULY 31, 2002 AND 2001
                   ------------------------------------------

                                                                              Additional
                                                        Common Stock          Paid-In        Treasury   Accumulated
                                                     Shares       Amount      Capital         Stock       Deficit       Total
                                                     -------------------------------------------------------------------------------
Balance at July 31, 2000                             3,455,000   $35,000   $ 17,556,000    $(967,000)   $(3,182,000)   $ 13,442,000

Purchase of treasury stock                                --        --             --        (20,000)          --           (20,000)

Net income                                                --        --             --           --          144,000         144,000
                                                     ---------    ------     ----------     --------     ----------      ----------
Balance at July 31, 2001                             3,455,000    35,000     17,556,000     (987,000)    (3,038,000)     13,566,000

Issuance of common stock in connection with
exercise of stock options (Note 6)                      20,000      --           45,000         --             --            45,000

Warrant redemption (Note 6)                               --        --           (9,000)        --             --            (9,000)

Net loss                                                  --        --             --           --         (728,000)       (728,000)
                                                     ---------    ------     ----------     --------     ----------      ----------
Balance at July 31, 2002                             3,475,000   $35,000   $ 17,592,000    $(987,000)   $(3,766,000)   $ 12,874,000
                                                     =========   =======   ============    =========    ===========    ============

                 The accompanying notes to financial statements
        are an integral part of these statements of stockholders' equity.

                            THE MILLBROOK PRESS INC.
                            ------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                   FOR THE YEARS ENDED JULY 31, 2002 AND 2001
                   ------------------------------------------

                                                                                        2002                   2001
                                                                                    -----------           -----------

Cash flows from operating activities:
    Net (loss) income                                                               $  (728,000)          $   144,000
    Depreciation and amortization                                                     2,094,000             2,027,000
    Deferred income taxes                                                                  --                (241,000)
    Changes in assets and liabilities:
        Decrease in accounts receivable                                               1,697,000               358,000
        Decrease (increase) in inventories                                              245,000              (369,000)
        Increase in refundable income taxes                                            (136,000)                 --
        Increase in royalty advances                                                   (322,000)             (651,000)
        Increase in prepaid expenses                                                    (57,000)              (40,000)
        (Decrease) increase in accounts payable and accrued
          expenses                                                                     (577,000)              320,000
        Increase (decrease) in royalties payable                                        130,000               (44,000)
                                                                                    -----------           -----------
            Net cash provided by operating activities                                 2,346,000             1,504,000
                                                                                    -----------           -----------
Cash flows from investing activities:
    Purchases of fixed assets                                                           (58,000)             (111,000)
    Plant costs                                                                      (1,725,000)           (1,839,000)
                                                                                    -----------           -----------
            Net cash used in investing activities                                    (1,783,000)           (1,950,000)
                                                                                    -----------           -----------
Cash flows from financing activities:
    Net (payments on) proceeds from line of credit                                     (240,000)              882,000
    Payments on long term debt                                                         (364,000)             (400,000)
    Issuance of common stock                                                             45,000                  --
    Purchase of warrants                                                                 (9,000)                 --
    Purchase of treasury stock                                                             --                 (20,000)

            Net cash (used in) provided by financing activities                        (568,000)              462,000
                                                                                    -----------           -----------
            Net (decrease) increase in cash                                              (5,000)               16,000

Cash at beginning of year                                                                16,000                  --
                                                                                    -----------           -----------
Cash at end of year                                                                 $    11,000           $    16,000
                                                                                    ===========           ===========

Supplemental disclosure of cash flow information:
    Interest paid                                                                   $   303,000           $   452,000
                                                                                    ===========           ===========
    Income taxes paid                                                               $    89,000           $   445,000
                                                                                    ===========           ===========

                 The accompanying notes to financial statements
             are an integral part of these statements of cash flows.

                            THE MILLBROOK PRESS INC.
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                             JULY 31, 2002 AND 2001
                             ----------------------

(1)  Description of the Business:
     ----------------------------

     The  Millbrook  Press  Inc.  ("Company")  was  incorporated  and  commenced operations as an independent company on February 23, 1994. The Company is a publisher of children's fiction and nonfiction books, in both hardcover and paperbacks,  for preschoolers through young adults. The Company's books are distributed to the school and public library market,  trade  bookstores and other  specialty  retail and  direct  sales  markets  in the United  States through wholesalers,  its own telemarketing  efforts and commissioned sales representatives.

(2)  Summary of Significant Accounting Policies:
     -------------------------------------------

     Cash and Cash Equivalents-
     -------------------------

     Cash and cash  equivalents  consist  of cash in banks  and  highly  liquid, short-term  investments with original maturities of three months or less at the date acquired.

     Revenue Recognition-
     --------------------

     The Company applies the provisions of Staff Accounting Bulletin ("SAB") No.
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
     Royalty  advances  to be earned out in excess of one year from the  balance sheet date are classified as non-current  assets.  Royalty advances at both
     July 31, 2002 and 2001 are presented net of royalty reserves of $150,000.

     Plant Costs-
     -----------

     Plant costs consisting of plates,  photo engravings,  separations and other text  costs of  unpublished  books  are  amortized  over  five  years  from publication date or the estimated  remaining life, if shorter.  Plant costs at July 31, 2002 and 2001 are presented net of accumulated  amortization of
     $12,819,000 and $11,019,000, respectively.

     Advertising Costs-
     -----------------

     Advertising  costs  are  expensed  in the  periods  in which  the costs are incurred,  except for those costs  related to direct  response  advertising through  catalog  mailings.  Catalog  costs  consisting  of  the  costs  of producing and distributing  catalogs are amortized over the period in which the  benefits  are  expected,  which  is  generally  less  than  one  year.
     Capitalized advertising costs included in prepaid expenses totaled $173,000 and $97,000 at July 31, 2002 and 2001,  respectively.  Advertising  expense for the years  ended  July 31,  2002 and 2001 was  $966,000  and  $880,000, respectively.

     Fixed Assets-
     ------------

     Fixed assets are recorded at cost.  Depreciation  and amortization of fixed assets are  computed  on the  straight-line  method  based on useful  lives ranging from 7-10 years for office  furniture and equipment and 5 years for computers.  Leasehold  improvements  are amortized  over the shorter of the lease term or the life of the asset.

     Goodwill and Other Long Lived Assets-
     ------------------------------------

     Goodwill  represents  the  excess  of the cost  over the fair  value of net
     assets  acquired  in  a  business  combination.   For  financial  reporting
     purposes,  goodwill  is  amortized  over 20 years  using the  straight-line method.  Accumulated  amortization  at July 31, 2002 and 2001 is $1,687,000 and  $1,480,000,  respectively.  Pursuant to Internal  Revenue Code Section
     197, for Federal  income tax purposes such  goodwill is deductible  over 15 years.

     The  Company   systematically  reviews  the  recoverability  of  its  other long-lived  assets by comparing their  unamortized  carrying value to their anticipated  undiscounted  future cash flows.  Any impairment is charged to expense when such determination is made.

     Income Taxes-
     ------------

     Deferred  tax  assets and  liabilities  are  recognized  for the future tax consequences  attributable to temporary  differences  between the financial statement  carrying  amounts

     of  existing  assets and  liabilities  and their  respective  tax bases and operating  loss and tax  credit  carryforwards.  Deferred  tax  assets  and liabilities  are  measured  using  enacted  tax rates  expected to apply to taxable  income  in the  years in which  those  temporary  differences  are expected to be realized or settled.  The effect on deferred  tax assets and liabilities  of a change in tax rates is recognized in income in the period that includes the enactment date.

    Earnings Per Share-
    ------------------

     Basic  Earnings Per Share ("EPS") is computed as net income (loss)  divided by the weighted-average number of common shares outstanding for the period.
     Diluted EPS reflects the  potential  dilution  that could occur from common shares  issuable  through  stock-based  compensation  plans including stock options, restricted stock awards, warrants and other convertible securities using the treasury stock method.  Stock options are  anti-dilutive for 2002 therefore diluted EPS is the same as basic EPS. Included in diluted EPS for
     2001 are 186,899 stock options exercisable at $2.25.

    Stock Options-
    -------------

     The  Company  has  adopted  Statement  of  Financial  Accounting  Standards
     ("SFAS") No. 123, "Accounting for Stock-Based  Compensation",  which allows entities to continue to apply the provisions of Accounting Principles Board
     ("APB")  Opinion  No. 25 and  provide  pro forma net  income  and pro forma earnings per share  disclosures  for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

    Use of Estimates-
    ----------------

     The  preparation  of financial  statements  in conformity  with  accounting principles  generally accepted in the United States requires  management to make  estimates  and  assumptions  that  affect the  reported  amounts  and disclosures in the financial  statements.  Actual results could differ from those estimates.

    Recent Accounting Pronouncements-
    --------------------------------

     In June 2001, the FASB issued Statement of Financial  Accounting  Standards
     ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill and certain  intangible  assets with indefinite useful lives to be subject to an annual review for impairment, and written down when impaired, rather than being  amortized as previous  standards  required.  SFAS 142 is effective  for fiscal  years  beginning  after  December 15, 2001 and will, therefore be effective  for the Company  during the first quarter of fiscal
     2003.  The Company is in the process of  retaining a third party  valuation specialist  to assist with its  assessment of the impact of SFAS 142 on the
     Company's  operating  results and  financial  condition.  An  impairment to goodwill,  if any, would be charged to the Company's accumulated deficit as a change in  accounting  principle  upon  adoption of SFAS 142. The Company does not believe that other recent  accounting  pronouncements  will have a material impact on the Company.

(3)  Fixed Assets:
     -------------

     Fixed assets at July 31, 2002 and 2001 consist of the following:

                                                                        2002                2001
                                                                   -----------          -----------
       Office furniture and equipment                              $   198,000          $   198,000
       Computers                                                       714,000              662,000
       Telecommunication equipment                                      76,000               76,000
       Leasehold improvements                                           84,000               78,000
                                                                   -----------          -----------
                                                                     1,072,000            1,014,000

       Accumulated depreciation                                       (844,000)            (757,000)
                                                                   -----------          -----------
                                                                   $   228,000          $   257,000
                                                                   ===========          ===========

       Depreciation  expense  for the  years  ended  July 31,  2002 and 2001 was
       $87,000 and $90,000, respectively.

(4)  Notes Payable to Bank:
     ----------------------

     On  December  14,  1995,  the  Company  entered  into a Loan  and  Security
     Agreement with People's Bank, (the  "Agreement").  As of July 31, 2002, the
     Agreement  provided for borrowings up to $7,500,000 based upon the eligible value of the accounts receivable and inventory and provided for interest at the  bank's  prime  rate  (4.75 % and  6.75%  at July 31,  2002  and  2001, respectively). At July 31, 2002, the amount outstanding under the Agreement was  $4,325,000  and the eligible  inventory  and accounts  receivable  was
     $5,046,000.   Advances   under  the   Agreement   are   collateralized   by
     substantially  all of  the  assets  of  the  Company.  The  Agreement  also prohibits  the Company  from the  declaration  or payment of  dividends  on common stock.

     On October  23,  2001,  the  Company  and  People's  Bank signed the Fourth
     Amendment  to the Loan  and  Security  Agreement,  (the  "Amendment").  The
     Amendment  extended the term of the Agreement to December 31, 2004,  waived the  noncompliance  with  certain  covenants  as of July 31, 2001 and reset certain  covenants  required to be met by the  Company.  In  addition,  the
     Amendment  called for an additional  grant of security  interest in certain property,  as defined in the  Agreement.  On July 31, 2002, the Company and
     People's  Bank  signed  the  Fifth  Amendment  to  the  Loan  and  Security
     Agreement.  This amendment set forth the terms and provisions  required for operations under the Simon & Schuster,  Inc. distribution agreement. As of July 31, 2002, the Company is not in compliance  with certain  covenants of the loan  agreement  with  People's  Bank,  as  amended  July 31,  2002.
     However,  the Company  has  obtained a waiver  from  People's  Bank for its noncompliance  with  certain  covenants.  Based  on the  Company's  current operating  plan  for  fiscal  2003 and the  further  resetting  of  certain covenants by People's  Bank, the Company  expects to be in compliance  with the bank's covenants throughout fiscal 2003.

(5)  Income Taxes:
     -------------

    The (benefit from) provision for income taxes consists of the follows:

                                                                2002                         2001
                                                             ---------                  ---------
     Current
          Federal                                            $(136,000)                 $ 352,000
          State                                                 30,000                     52,000
                                                             ---------                  ---------
                                                              (106,000)                   404,000
     Deferred                                                    --                      (241,000)
                                                             ---------                  ---------
     (Benefit from) provision for income taxes               $(106,000)                 $ 163,000
                                                             =========                  =========

     The Company  accounts for income taxes under SFAS No. 109,  "Accounting for
     Income Taxes." This statement  requires that deferred income tax assets and liabilities  reflect  the impact of  "temporary  differences"  between  the amount of assets and liabilities for financial  reporting purposes and such amounts as measured by tax laws and regulations. The significant components of the net deferred tax provision are as follows:

                                                                    2002            2001
                                                                 ---------       ---------
     Accounts receivable allowances                              $  14,000       $  74,000
     Inventory reserves                                            104,000          63,000
     Unicap                                                        (23,000)        (73,000)
     Plate and revision costs                                       17,000          84,000
     Pre-publication costs                                          27,000          31,000
     State income tax NOL                                          (22,000)         25,000
     Charitable contribution carryover                            (146,000)       (132,000)
     Other                                                          13,000         (76,000)
     Returns allowances                                            (22,000)        (69,000)
     Fixed assets                                                   (2,000)         56,000
     Goodwill amortization                                          27,000          27,000
     Adjustment for change in tax accounting method               (252,000)       (251,000)
     Valuation allowance                                           265,000            --
                                                                 ---------       ---------
                      Net deferred tax benefit                   $    --         $(241,000)
                                                                 =========       =========

The approximate tax effect of each type of temporary  difference that gives rise to deferred income tax assets (liabilities) is as follows:

                                                                          2002                2001
                                                                      -----------        -----------
Deferred tax assets:
    Accounts receivable allowances                                    $   175,000        $   189,000
    Inventory reserves                                                    179,000            283,000
    Unicap                                                                514,000            491,000
    Plate and revision costs                                                 --               17,000
    Pre-publication costs                                                 520,000            547,000
    State income tax NOL                                                   22,000               --
    Charitable contribution carryover                                     278,000            132,000
    Other accrued expenses and reserves                                    52,000             65,000
                                                                      -----------        -----------
                                                                        1,740,000          1,724,000
Less:  Valuation allowance                                               (975,000)          (710,000)
                                                                      -----------        -----------

                      Net deferred tax assets                             765,000          1,014,000
                                                                      -----------        -----------
Deferred tax liabilities:
    Returns allowances                                                   (198,000)          (220,000)
    Fixed assets                                                           (6,000)            (8,000)
    Goodwill amortization                                                (320,000)          (293,000)
    Adjustment for change in tax accounting method                           --             (252,000)
                                                                      -----------        -----------
                      Net deferred tax liabilities                       (524,000)          (773,000)
                                                                      -----------        -----------
                      Net deferred income taxes                       $   241,000        $   241,000
                                                                      ===========        ===========

In assessing  the  realizability  of deferred tax assets,  management  considers whether it is more likely than not that some portion or the entire  deferred tax asset will be realized.  The ultimate  realization  of the deferred tax asset is dependent  upon the  generation of future  taxable  income during the periods in which temporary  differences become deductible.  The Company has determined that
$241,000 of net  deferred  tax assets  could be realized as of July 31,  2002. A valuation  allowance of $975,000 has been  established  at July 31, 2002 for the remaining balance.

Reconciliation  between  actual tax expense and the amount  computed by applying the statutory  United States federal income tax rate to net (loss) income are as follows:

                                                            2002                 2001
                                                         ---------            --------
(Benefit from) provision for income taxes at the
   federal statutory rate                                $(292,000)           $104,000
                                                         ---------            --------
State and local income taxes, net of federal tax
   provision                                               (50,000)             20,000
Increase in valuation allowance                            265,000                --
Nondeductible expenses                                     (64,000)             10,000
Other                                                       35,000              29,000
                                                         ---------            --------
(Benefit from) provision for income taxes                $(106,000)           $163,000
                                                         =========            ========

     At July 31,  2002,  for  state  tax  reporting  purposes  the  Company  had approximately  $275,000 of net operating loss carryforwards.  The state tax operating loss carryforwards will expire in 2022.

(6)  Stockholders Equity:
     --------------------

     Stock Option Plan-
     -----------------

     The Company has reserved 675,000 shares of common stock under its qualified and non-qualified 1994 Stock Option Plan ("Option Plan"), as amended, which provides that a committee,  appointed by the Board of Directors,  may grant stock options to eligible employees,  officers and directors of the Company or its  affiliates.  The number of shares reserved for issuance is adjusted in accordance with the provisions of the Plan. All stock options granted by the Company  expire  seven years after the grant date.  Stock  options vest over a period from 2-5 years as determined by the stock option committee.

     The per share  weighted-average  fair value of stock options granted during fiscal 2002,  calculated in accordance  with SFAS No. 123, was $1.09 on the date of  grant  using  the  Black  Scholes  option-pricing  model  with the following weighted-average  assumptions:  fiscal 2002 - expected volatility
     48%, risk-free interest rate of 4.75% and an expected life of 2 years.

     The Company  applies APB Opinion No. 25 in accounting  for its Option Plan.
     Had the Company determined compensation cost based on the fair value at the grant date for its stock  options  under SFAS No. 123,  the  Company's  net
     (loss) income would have changed to the pro forma amounts indicated below:

                                              2002                  2001
                                          -----------            -----------
    Net (loss) income
     As reported                          $  (728,000)           $   144,000
     Pro forma                               (790,000)               102,000
   Earnings  per share (basic)
     As reported                                 (.25)                   .05
     Pro forma                                   (.28)                   .04
  Earnings  per share (diluted)
     As reported                                 (.25)                   .05
     Pro forma                                   (.28)                   .03

Stock Option Plan activity during the periods indicated is as follows:

                                                                 Weighted
                                               Number of           Average
                                                Shares          Exercise Price
                                             -------------      --------------
Balance at July 31, 2000                       603,500              3.94
    Granted                                    166,900              2.25
    Forfeited                                 (249,500)             4.41
                                             -------------

Balance at July 31, 2001                       520,900              3.19

    Granted                                    217,000              2.67

    Exercised                                  (20,000)             2.25
    Forfeited                                 (130,000)             4.50
                                             -------------
Balance at July 31, 2002                       587,900              2.74
                                             =============

     At July 31, 2002 and 2001, the range of exercise  prices was $1.80 - $4.50.
     The weighted-average  remaining  contractual life of outstanding options at
     July 31, 2002 and 2001 was 4.7 and 4.2 years, respectively.

     At July 31, 2002 and 2001, the number of options  exercisable  were 334,000 and 399,000, respectively, and the weighted-average exercise price of those options was $2.81 and $3.46, respectively.

     Warrants Redemption-
     -------------------

     The Company called 875,000 warrants with a redemption date of March 1, 2002 at a  redemption  price  of $.01 per  warrant.  The  exercise  price of the warrants was $3.00 per share and no warrants were exercised.  Therefore the
     Company  reported a $9,000 equity  adjustment  in 2002 in  connection  with redemption of the warrants.

(7)  401(k) Profit Sharing Plan:
     ---------------------------

     The Company maintains a Non-standardized  Prototype Cash or Deferred Profit
     Sharing  401(k) Plan (the "Plan").  Participation  in the Plan by employees requires  that they  complete  six months of service  for the  Company  and attain 21 years of age. Existing employees on the Plan's effective date did not  have  to  satisfy  the  six-month  service  requirement.  The  Company determines each year a discretionary  matching profit sharing contribution.
     Such contribution, if any, shall be allocated to employees in proportion to each participant's contribution.  The Company did not make a profit sharing contribution to the Plan during the years ended July 31, 2002 and 2001. The
     Company does provide a 20% match of non-executive employee contributions to the Plan. This amounted to $29,000 and $11,000 for the years ended July 31,
     2002 and 2001, respectively.

(8)  Commitments:
     ------------

     The Company leases office facilities under operating  leases,  which expire at various  dates  through  2004.  Minimum  future  rental  payments  under non-cancelable operating leases having initial or remaining terms in excess of one year are as follows:

            Year ending July 31                    Amount
            -------------------                  ----------

                    2003                         $ 175,000
                    2004                            84,000
                                                 ----------
                                                 $ 259,000

     Rent  expense for the years ended July 31, 2002 and 2001 was  $211,000  and
     $205,000, respectively.

     In May 1994,  the Company  entered into an agreement  with Aladdin Books, a
     British publishing company,  whereby Aladdin agreed to produce no less than
     50 titles per year for Millbrook through January 1, 2004. The titles are to be wholly  owned by  Millbrook.  Aladdin  is  responsible  for  production, printing and binding. Production costs are shared by Aladdin and Millbrook.
     Aladdin  retains sales rights for these titles to countries  other than the
     United States,  Canada and the  Philippines.  Royalties are paid to Aladdin based  on  Millbrook  sales.  Development  recovery  amounts  are  paid  to
     Millbrook  based on sales by  Aladdin  to  other  parts of the  world.  Net payables to Aladdin at July 31, 2002 and 2001 are  $695,000  and  $429,000,
     respectively.

     In June 2002,  the Company  entered  into a  fulfillment  and  distribution agreement  with  Simon  &  Schuster,  Inc.  Among  other  things,  this agreement  has a term of three  years and  requires  the  Company  to pay a monthly  service fee based on net sales plus other direct costs. In return,
     Simon &  Schuster,  Inc.  performs all order entry,  customer  service, credit, collection, warehousing and shipping functions for the Company.

(9)  Fair Value of Financial Instruments:
     ------------------------------------

     Cash, Accounts Receivable, Accounts Payable and Accrued Expenses-
     ----------------------------------------------------------------

     The carrying amount of these financial instruments  approximates fair value because of the short-term nature of these instruments.

     Line of Credit-
     --------------

     The carrying amount of this financial instrument approximates fair value as the related interest rate fluctuates with market rates.

(10) Concentration of Credit Risk:
     -----------------------------

     The Company's  financial  instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable.

     Cash-
     ----

     The Company places its cash deposits with high quality credit institutions.
     The Company has cash  balances on deposit with a bank at July 31, 2002 that exceeded federal depository insurance limits by $66,000.

     Accounts Receivable-
     -------------------

     The  Company  extends  credit to various  companies  in the retail and mass merchandising industry for the purchase of its inventory,  which results in a concentration  of credit risk. This  concentration  of credit risk may be affected  by changes in  economic  or other  industry  conditions  and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral,  the Company performs ongoing credit evaluations  of  its  customers  and  reserves  for  potential  losses  are maintained which have been within management's  expectations.  One customer accounted  for 10% and 11% of the  Company's  net sales for the years ended
     July 31, 2002 and 2001,  respectively.  Two customers accounted for 25% and
     29% of the Company's accounts receivable as of the year ended July 31, 2002
     and  2001  respectively.   The  distribution  agreement  with  Simon  &
     Schuster,  Inc. will serve to minimize this credit risk.  Effective June 1,
     2002,  Simon &  Schuster,  Inc. is responsible for extending credit and collecting the Company's accounts receivable.  Simon &  Schuster,  Inc.
     pays the Company the net sales amount less  contract  expenses 90 days from end of month of sale. This payment is 100% secured by a letter of credit.

(11) Contingencies:
     --------------

     The  Company is not aware of any  contingent  liabilities  with  respect to litigation and claims arising in the ordinary course of its business.

(12) Quarterly Financial Statements:
     -------------------------------

     The Company's former independent auditors, Arthur Andersen LLP, were not in a position  to review the  Company's  April 30, 2002  financial  statements included in the filing of that Form  10-QSB.  Therefore  the April 30, 2002 filing was made on June 14, 2002  without  review of outside  auditors.  At that time the Audit  Committee of the Board of Directors had instructed the
     Chief  Financial  Officer  to begin a  selection  process  to  appoint  new auditors.  On August 5, 2002,  the Company  appointed  its new auditors who successfully  completed a review of the Company's  April 30, 2002 financial statements  included  in that Form  10-QSB in  accordance  with the  United
     States Securities and Exchange Commission's  Temporary Final Rule and Final
     Rule: "Requirements for Arthur Andersen LLP Auditing Clients."

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURES.

On August 2, 2002, the Millbrook  Press Inc. (the  "Company")  received a letter from the United States Securities  Exchange Commission (the "SEC") which advised that the SEC had received a letter from Arthur Andersen LLP ("Andersen") whereby
Andersen  had  notified  the SEC that it was  unable  to  perform  future  audit services  for the Company  and, as a result,  Andersen's  relationship  with the
Company was effectively terminated.

The audit  reports of Andersen on the  financial  statements  of the Company for each of the  fiscal  years  ended  July 31,  2001 and 2000 did not  contain  any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the  Company's two most recent  fiscal years and the  subsequent  interim period  preceding the  resignation of Andersen on August 2, 2002,  there were no disagreements  between  the Company  and  Andersen  on any matter of  accounting principles or practices,  financial statement  disclosure,  or auditing scope or procedure,  which disagreements if not resolved to Andersen's satisfaction would have caused them to make reference to the subject matter of the  disagreement in connection with their reports.

During the fiscal  years ended July 31, 2001 and 2000 and during the fiscal year ended July 31, 2002,  there were no  "reportable  events" as defined by Item 304
(a) (1) (v) of Regulation S-K.

The Company  requested that Andersen  furnish it with a letter  addressed to the
United  States  Securities  and Exchange  Commission  stating  whether or not it agrees  with the  above  statements.  Because  Andersen  no longer  employs  the engagement partner or manager, the Company is unable to provide this letter.

     The Company engaged DiSanto Bertoline &  Company,  P.C.  ("DiSanto") as its new principal independent accountants on August 5, 2002.

Neither the Company nor anyone on its behalf has  consulted  DiSanto  during the
Company's two most recent fiscal years, or any subsequent interim period,  prior to the engagement of DiSanto.

The decision to engage DiSanto as independent public accountants was made by the
Board of  Directors of the Company  following  the  recommendation  of its Audit
Committee.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16 (A) OF THE EXCHANGE ACT.

The  information  required  by Item 9 regarding  directors  is  incorporated  by reference to the information appearing under the caption "Election of Directors"
in the Company's  definitive Proxy Statement relating to its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange  Commission  within
120 days after the close of its fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

The  information  required  by  Item  10 is  incorporated  by  reference  to the
information  appearing  under  the  caption  "Executive   Compensation"  in  the
Company's  definitive  Proxy  Statement  relating to its 2002 Annual  Meeting of
Stockholders to be filed with the Securities and Exchange  Commission within 120 days after the close of its fiscal year.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          RELATED STOCKHOLDERS MATTERS

The  information  required  by  Item  11 is  incorporated  by  reference  to the information  appearing under the caption  "Security  Ownership" in the Company's definitive  Proxy Statement  relating to its 2002 Annual Meeting of Stockholders to be filed with the  Securities and Exchange  Commission  within 120 days after the close of the fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  required  by  Item  12 is  incorporated  by  reference  to the information  appearing  under the  caption  "Certain  Relationships  and Related
Transactions" in the Company's  definitive Proxy Statement  relating to its 2002
Annual  Meeting of  Stockholders  to be filed with the  Securities  and Exchange
Commission within 120 days after the close of the fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

 Exhibit
  Number         Description of Exhibit
--------         ----------------------

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

    ****10.14    Amendment  to Loan and  Security  Agreement  dated  January 31,
                 2000, between People's Bank and the Company.

  ******10.15    Fourth  Amendment to Loan and Security  Agreement dated October
                 23, 2001 between People's Bank and the Company.

 *******10.16    Fifth  Amendment to Loan and Security  Agreement dated July 31,
                 2002 between People's Bank and the Company.

    *******23    Consent of DiSanto Bertoline & Company, P.C.

  *******99.1    Certification   of  the  Chief  Executive   Officer  and  Chief
                 Financial Officer under Section 906 of the Sarbanes-Oxley Act.

------------

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

*****     Filed as an Exhibit to the Company's  Quarterly  Report on Form 10-QSB
          for the quarter ended April 30, 2001

******    Filed as an Exhibit to the Company's  Annual Report on Form 10-KSB for
          the year ended July 31, 2001

*******   Filed herewith

          (b)  Reports on Form 8-K
               -------------------

               None

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report,  the Company carried out an evaluation,  under the supervision and with the  participation  of the Company's management,  including the Company's Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls  and  procedures.  Based  upon that  evaluation,  the Chief
Executive  Officer and Chief  Financial  Officer  concluded  that the  Company's disclosure  controls and  procedures  are  effective  in timely  alerting him to material  information  relating  to the  Company  required to be included in the
Company's  periodic  SEC  filings.  There  were no  significant  changes  in the
Company's internal controls or in other factors that could significantly  affect these controls subsequent to the date of his evaluation.

                                   SIGNATURES

     In accordance  with Section 13 or 15 (d) of the Securities  Exchange Act of
1934,  the  registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE MILLBROOK PRESS INC.

Dated:  October 29, 2002                    By: /s/ David Allen
                                               ----------------------------
                                                    David Allen
                                                    President and
                                                    Chief Executive Officer

     In accordance  with the  Securities  Exchange Act of 1934,  this report has been signed below by the following  persons on behalf of the  registrant  and in the capacities and on the dated indicated.

Signatures                          Title                           Date

/s/ David Allen                     President                  October 29, 2002
--------------------------
David Allen                         Chief Executive Officer
                                    Chief Financial Officer
                                    (Principal Executive
                                    Officer, Principal
                                    Financial Officer and
                                    Principal Accounting Officer).

/s/ Howard Graham                   Chairman of the Board      October 29, 2002
--------------------------
Howard Graham

/s/ Frank J. Farrell                Director                   October 29, 2002
--------------------------
Frank Farrell

/s/ Bruno A. Quinson                Director                   October 29, 2002
--------------------------
Bruno A. Quinson

/s/ Joseph Kanon                    Director                   October 29, 2002
--------------------------
Joseph Kanon

/s/ Hannah Stone                    Director                   October 29, 2002
--------------------------
Hannah Stone

                            THE MILLBROOK PRESS INC.

                             a Delaware corporation

                      CERTIFICATION OF PRINCIPAL EXECUTIVE
                         AND PRINCIPAL FINANCIAL OFFICER

     I, DAVID ALLEN, certify that:

     (1) I have  reviewed  this annual  report on Form  10-KSB of THE  MILLBROOK
     PRESS INC, a Delaware corporation (the "registrant");

     (2) Based on my  knowledge,  this annual report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge,  the financial  statements,  and other financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4) The registrant's  other  certifying  officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for registrant and have:

          (a)  designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  presented  in  this  annual  report  our  conclusions  about  the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

     (5)  The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit  committee of the  registrant's  board of directors  (or persons performing the equivalent functions):

          (a)  all  significant  deficiencies  in the  design  or  operation  of internal  controls which could adversely  affect the registrant's ability to record,  process,  summarize and report financial data and have  identified for the  registrant's  auditors any material weaknesses in internal controls; and

          (b)  any fraud,  whether or not material,  that involves management or other employees who have a significant  role in the  registrant's internal controls; and

     (6)  The  registrant's  other  certifying  officers and I have indicated in this annual report  whether or not there were  significant  changes in internal controls or in other factors that could significantly  affect
          internal   controls   subsequent  to  the  date  of  our  most  recent
          evaluation,   including   any   corrective   actions  with  regard  to
          significant deficiencies and material weaknesses.

Date:     October 29, 2002

                                      By:  /s/ David Allen
                                           --------------------------------
                                           David Allen
                                           Principal Executive Officer and
                                           Principal Financial Officer