Form 10KSB/A
period 2002-07-31
MILLBROOK PRESS INC
filed 2002-11-27
CIK 1022899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-KSBA

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

Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Revenues for the Fiscal year ended July 31, 2002 were $18.6 million.

     The aggregate  market value of the voting stock held by  non-affiliates  of the  Registrant,  based upon the price of the Common Stock on November 27, 2002,
was  approximately   $2,858,000.  As  of  July  31,  2002,  the  Registrant  had
outstanding 2,869,887 shares of Common Stock.

     ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL  PERSONS;
              COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     The names of the  Company's  directors and certain  information  concerning them are set forth below:

                                                            First Year
          Name                       Age                 Became Director
          ----                       ---                 ---------------

    Howard Graham                     72                        1989
    Frank J. Farrell                  66                        1989
    Hannah Stone                      37                        1997
    Bruno A. Quinson                  64                        1999
    Joseph Kanon                      56                        1999

     HOWARD GRAHAM,  one of the Company's  founders,  has been a director of the
Company  since  its  inception  in 1989,  served as a  Vice-President  since the
Company's  inception in 1989 until  December  1997 and has been  Chairman of the
Board of the Company since October 1997. From 1970 to 1988, Mr. Graham served in various  senior  management  positions  at  Grolier,  Inc.  ("Grolier")  and its subsidiaries,  including  President of Grolier  International and executive Vice
President of Grolier.  He also served on Grolier's  board of directors from 1983 to 1988.

     FRANK J. FARRELL, one of the Company's founders, has been a director of the
Company since its inception and served as a Vice  President and Secretary  since its inception  until  December  1996.  From 1978 to 1989,  Mr. Farrell served in various senior management positions with Grolier and its subsidiaries, including
President of Grolier Educational Corporation and President of Grolier Electronic
Publishing,  Inc.  and Group Vice  President  of  Grolier's  domestic  reference materials  operations.  He also served on Grolier's board of directors from 1988 to 1989.

     HANNAH STONE has served as a director of the Company  since June 1997.  Ms.
Stone is Managing  Director of Sandler Capital  Management,  which she joined in
1993.  Sandler  Capital  Management,  through  affiliates,  is  involved  in the management of 21st Partners, 21st T-E and 21st Foreign. Ms. Stone also serves as a director of several private companies and Penton Media.

     BRUNO A.  QUINSON has served as a director of the  Company  since  November
1999. Mr. Quinson served as Chief Executive  Officer of Henry Holt and Co., Inc.
Prior to that Mr.  Quinson was  President of the General  Books  Division at the
Macmillan  Publishing  Co.  Currently Mr.  Quinson serves as a consultant to the
Publishing Industry.

     JOSEPH KANON has served as a director of the Company since  November  1999.
Mr. Kanon served as Executive Vice President for Trade and Reference  Publishing
at Houghton  Mifflin Inc.  from 1987 to 1995.  Prior to that Mr. Kanon was Chief
Executive  Officer of E.P.  Dutton.  Mr.  Kanon is  currently  an author and has published two best-selling novels.

OTHER EXECUTIVE OFFICERS

     DAVID ALLEN, 47, has been Vice President and Chief Financial Officer of the
Company since February 1999. On June 1, 2002, Mr. Allen was appointed  President of the Company and he became  Chief  Executive  Officer in October  2002.  Prior thereto,  Mr. Allen was (i) Vice  President of JDM,  Inc.  from December 1996 to
December  1998,  and (ii) Vice  President,  Atlas  Editions,  Inc.  formerly GMH
Marketing, from June 1985 to December 1996. On June l, 2000, Mr. Allen was named
Executive Vice President and Chief Operating Officer of the Company.

     JEAN E. REYNOLDS,  60, one of the Company's founders,  has served as Senior
Vice President-Publisher since October 1996 and as President of the Company from its inception in 1989 to October 1996. From 1970 to 1981, Ms. Reynolds served in various management positions at Grolier,  including the editor-in-chief of Young
People's  Publications  and of The New  Book of  Knowledge.  Ms.  Reynolds  is a
director  of the Book  Industry  Study  Group and chairs its  Juvenile  Interest
Group,  which monitors  industry  statistics.  She is a director of the industry trade organization,  The Children's Book Council.  She also serves as a director of Kiper  Enterprises,  Inc.,  a  private  company  specializing  in  first  aid materials and Wellington Leisure Products,  Inc., a private company specializing in the manufacturing of rope, craft and watersports  material.  On June 1, 2000,
Ms. Reynolds was elected Executive Vice President and Publisher of the Company.

     RICHARD McCULLOUGH, 52, has served as Vice President of Trade Sales for the
Company  since July 1999.  Previously,  Mr.  McCullough  was (i) an  independent consultant  from July 1997 to July 1999, (ii) Director Trade Sales and Marketing
for McGraw Hill from 1993 to 1997, and (iii) Vice President Sales for John Wiley
&  Sons from 1980 to 1993. On June 1, 2001, Mr.  McCullough was named Senior
Vice President of Sales and Marketing.

     SIMON  BOUGHTON,  41, joined the Company in October 2000 as Vice  President
&  Publisher  Roaring Brook Press to establish and run the new trade/fiction imprint  named  Roaring  Brook  Press,  which  launched in Spring  2002.  He was previously Vice President & Publishing Director, Alfred A. Knopf & Crown
Books for Young  Readers,  a division  of Random  House and also held  editorial positions at Simon &  Schuster Books for Young Readers and Kingfisher  Books
(London).

COMPLIANCE WITH SECTION 16(A)

     In connection with the redemption of the warrants held by Howard Graham,  a director of the Company, the Form 4 relating to such redemption was not filed.

     ITEM 10. EXECUTIVE COMPENSATION

     The following  table sets forth,  for the Company's  2002 fiscal year,  all compensation  awarded  to,  earned  by or paid to  David  Allen,  the  Company's
President,  Chief Operating  Officer and Chief Financial  Officer,  and the most highly  compensated  executive  officers of the Company other than Mr. Allen who were executive  officers of the Company at the end of the fiscal year ended  July 31,  2002 and  whose  salaries  and  bonus  exceeded  $100,000  (two individuals) with respect to the fiscal year ended July 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                 Long Term
                                               Annual Compensation              Compensation
                                     -------------------------------------  ------------------------
                                                             Other Annual   Number      All other
    Name and                                               Compensation      of       Compensation
Principal Position           Year    Salary(s)  Bonus($)       ($)(1)       Options       ($)
------------------           ----    ---------  --------     ------------   -------     ------------

David Allen,                 2002    $153,000     --               -          55,000         --
President, Chief             2001     161,000     --               -          10,000         --
Operating Officer,           2000     153,000   15,000             -          25,000         --
Chief Financial
Officer and
Secretary

Jean E. Reynolds,            2002    $146,000     --               -          25,000         --
Executive Vice               2001     145,000     --               -            --           --
President and                2000     137,500    7,000             -          10,000         --
Publisher

Richard McCullough,          2002    $138,000     --               -          20,000         --
Senior Vice                  2001     129,000   20,000             -            --           --
President  Sales and         2000     125,000   20,000             -            --           --
Marketing

Simon Boughton,              2002    $150,000   25,000             -          40,000         --
Vice President and           2001     133,000   20,000             -          10,000         --
Publisher(3)

(1)  Perquisites  and other  personal  benefits,  securities or property to each executive  officer  did not  exceed  the  lesser of  $50,000 or 10% of such executive officer's salary and bonus.

(2)  Mr. McCullough's employment with the Company commenced July 1999.

(3)  Mr. Boughton's employment with the Company commenced October 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     During the fiscal  year ended July 31,  2002,  no named  executive  officer exercised  options.  The following  table  provides  information  related to the number of options  held by the named

executive  officers at fiscal year end.  No options  held by any such  executive officer was in the money at fiscal year-end.

                              NUMBER OF SECURITIES
                             UNDERLYING UNEXERCISED
                             OPTIONS AT FY-END (#)
                       ------------------------------------

                      Exercisable            Unexercisable
                      -----------            -------------

Jean E. Reynolds      38,833                     28,333

David Allen           30,000                     60,000

Richard McCullough     6,667                     23,333

Simon Boughton         3,333                     46,667

EQUITY COMPENSATION PLAN INFORMATION

                                                                                    Number of securities
                                                                                    remaining available
                                                                                    for future issuance
                                                                                        under equity
                                    Number of Securities      Weighted              compensation plans
                                     to be issued upon         Average             (excluding securities
                                        exercise of        Exercise price of         reflected in column
                                     Outstanding options      Outstanding                   (a))
                                     -------------------   -----------------     ----------------------------

Plan Category                             (a)                     (b)                        (c)
-------------

Equity compensation
plans approved by
security holders(1)                     587,900                 $ 2.74                      87,100

Equity compensation
plans not approved by
security holders                          -                        -                           -

Total                                   587,900                 $ 2.74                      87,100

(1)  Consists of the Company's 1994 Stock Option Plan.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS

     The Company has entered into an employment  agreement with Jean E. Reynolds pursuant  to  which  she is  employed  on a  full-time  basis  as the  Company's
Executive  Vice  President -  Publisher.  The term of the  employment  agreement expires in September 2003. Ms. Reynolds annual base cash compensation  under the employment  agreement is $145,000.  Ms.  Reynolds'  base salary will be reviewed annually by the Board of Directors.  Ms. Reynolds has agreed not to compete with the Company during the term of her employment  agreement and for a period of two years thereafter.

     On February l, 2001,  the Company  renewed the  employment  agreement  with
David  Allen  pursuant  to  which he is  employed  on a  full-time  basis as the
Company's  Chief  Operating and Financial  Officer.  The term of the  employment contract  expires February 1, 2003. Mr. Allen's annual base  compensation  under the employment  agreement is $160,000.  For the fiscal year ended July 31, 2002,
Mr.  Allen  received  no bonus.  Mr.  Allen has agreed  not to compete  with the
Company during the term of his employment agreement and for a period of one year thereafter.

     On June 1, 2001,  the Company  entered into an  employment  agreement  with
Richard McCullough  pursuant to which he is employed on a full-time basis as the
Company's  Senior  Vice  President  of  Sales  and  Marketing.  The  term of the employment  contract  expired  June l,  2002  and Mr.  McCullough  is  currently employed by the Company without an employment agreement. Mr. McCullough's annual base compensation  under the employment  agreement was $140,000.  For the fiscal year ended July 31, 2002, Mr. McCullough did not receive a bonus. Mr. McCullough has agreed not to compete  with the  Company  during the term of his  employment agreement and for a period of one year thereafter.

     On October 1, 2000, the Company  entered into an employment  agreement with
Simon  Boughton  pursuant  to which he is  employed  on a full-time basis as the
Company's Vice  President and Publisher of Roaring Brook Press.  The term of the employment  contract  expired  October 1, 2002,  and Mr.  Boughton is  currently employed by the Company  without an  employment  agreement.  The Company and Mr.
Boughton are in the process of renegotiating  his contract.  Mr. Boughton's base compensation is $150,000 with a guaranteed bonus of $25,000.

CHANGE OF CONTROL

     The Company has entered into an agreement  with David Allen which  provides that in the event of a sale or change of control of the Company,  Mr. Allen will receive a payment of $150,000.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
              RELATED STOCKHOLDER MATTERS

  NAME AND ADDRESS                          SHARES             PERCENTAGE
OF BENEFICIAL OWNER                   BENEFICIALLY OWNED       OF CLASS(1)
-------------------                   ------------------       -----------

Barry Fingerhut                        1,066,035  (2)(18)          37.1%
767 Fifth Avenue, 45th Floor
New York, NY 10153

  NAME AND ADDRESS                          SHARES             PERCENTAGE
OF BENEFICIAL OWNER                   BENEFICIALLY OWNED       OF CLASS(1)
-------------------                   ------------------       -----------

Irwin Lieber                          1,041,535   (3)(18)            36.3%
767 Fifth Avenue, 45th Floor
New York, NY 10153

Barry Rubenstein                      1,037,536   (4)(18)            36.2%
68 Wheatley Road
Brookville, NY 11545

John Kornreich                          973,917   (5)(18)            33.9%
767 Fifth Avenue, 45th Floor
New York, NY 10153

Michael J. Marocco                      968,917   (6)(18)            33.8%
767 Fifth Avenue, 45th Floor
New York, NY 10153

Andrew Sandler                          953,988   (7)(18)            33.2%
767 Fifth Avenue, 45th Floor
New York, NY 10153

21st Century Communications             943,678   (8)(18)            32.9%
  Foreign Partners, L.P.
c/o Fiduciary Trust (Cayman) Limited
P.O. Box 1062
Grand Cayman, B.W.I.

21st Century Communications             943,678   (9)(18)            32.9%
  Partners, L.P.
767 Fifth Avenue, 45th Floor
New York, NY 10153

21st Century Communications             943,678  (10)(18)            32.9%
  T-E Partners, L.P.
767 Fifth Avenue, 45th Floor
New York, NY 10153

Shufro, Rose & Co., LLC             234,000  (11)                 8.2%
745 Fifth Avenue
New York, NY 10151

Frank J. Farrell                        152,705  (12)                 4.8%

  NAME AND ADDRESS                          SHARES             PERCENTAGE
OF BENEFICIAL OWNER                   BENEFICIALLY OWNED       OF CLASS(1)
-------------------                   ------------------       -----------

Howard Graham                               222,975  (13)              7.0%

Jean E. Reynolds                             53,339  (14)              1.7%

David Allen                                  30,000  (15)               *

Simon Boughton                                3,333  (15)               *

Richard McCullough                           10,000  (15)               *

Hannah Stone                                948,764  (16) (18)        32.9

Bruno A. Quinson                              2,500  (15)               *

Joseph Kanon                                  2,500  (15)               *

All directors and executive officers      1,426,116  (17)             44.4%
as a group (9 persons)

---------
*Less than 1%

(1)  Beneficial  ownership is  determined  in  accordance  with the rules of the
     Securities and Exchange  Commission  ("Commission")  and generally includes voting or  investment  power with respect to  securities,  shares of Common
     Stock upon the  exercise of options,  warrants  currently  exercisable,  or exercisable  or  convertible  within 60 days,  are deemed  outstanding  for computing the  percentage  ownership of the person  holding such options or warrants  but are not  deemed  outstanding  for  computing  the  percentage ownership of any other person.

(2)  Represents (i) 108,357 shares of Common Stock owned by Mr. Fingerhut,  (ii)
     an  aggregate  of  943,678  shares of Common  Stock  owned by 21st  Century
     Communications    Partners,   L.P.   ("21st   Partners"),    21st   Century
     Communications   T-E   Partners,   L.P.   ("21st  T-E")  and  21st  Century
     Communications  Foreign  Partners,  L.P. ("21st  Foreign") and (iii) 14,000
     shares owned by Pamela Fingerhut,  the wife of Mr. Fingerhut.  By virtue of being a  shareholder,  officer and director of InfoMedia  Associates,  L.P.
     ("InfoMedia")  which is a general  partner of 21st  Partners,  21st T-E and
     21st Foreign,  and the husband of Pamela  Fingerhut,  Mr.  Fingerhut may be deemed to have  shared  power to vote and to dispose  of 957,678  shares of
     Common Stock owned by such recordholders,  of which Mr. Fingerhut disclaims beneficial  ownership,  except to the extent of his equity interest in such recordholders.

(3)  Represents (i) 97,857 shares owned by Mr. Lieber and (ii) 943,678 shares of
     Common Stock owned by 21st Partners,  21st T-E and 21st Foreign.  By virtue of being a  shareholder,  officer  and  director  of  InfoMedia  which is a general partner of 21st Partners,  21st T-E and 21st Foreign, and a general partner of Wheatley,  Mr. Lieber may be deemed to have shared power to vote and dispose of the shares of Common Stock owned by 21st Partners,  21st T-E and 21st Foreign and Wheatley. Mr. Lieber disclaims beneficial ownership of the  securities  owned by 21st  Partners,  21st T-E and  21st  Foreign  and
     Wheatley,   except  to  the   extent  of  his  equity   interest   in  such
     recordholders.

(4)  Represents (i) an aggregate of 943,678 shares of Common Stock owned by 21st
     Partners,  21st T-E and 21st  Foreign,  (ii) 89,858  shares of Common Stock owned by Woodland  Partners  ("Woodland")  and (iii) 4,000  shares owned by
     Brian  Rubenstein,  the son of  Barry  Rubenstein.  By  virtue  of  being a shareholder,  officer and director of InfoMedia  which is a general partner of 21st  Partners,  21st T-E and 21st  Foreign  and a  general  partner  of
     Woodland,  Mr.  Rubenstein  may be deemed to have shared  power to vote and dispose  of the  securities  owned  by 21st  Partners,  21st  T-E and  21st
     Foreign,  and Woodland and the father of Brian  Rubenstein.  Mr. Rubenstein disclaims beneficial ownership of all of the above securities except to the extent of his equity interest in such recordholders.

(5)  Represents  (i) 30,239  shares of Common Stock owned by Mr.  Kornreich  and
     (ii) 943,678  shares of Common Stock owned by 21st  Partners,  21st T-E and
     21st Foreign.  By virtue of being the majority  shareholder and director of an entity  which is a general  partner  of an entity  which is the  general partner of another entity which is a general partner of 21st Partners, 21st
     T-E and 21st Foreign,  Mr.  Kornreich may be deemed to have shared power to vote and to dispose of the securities owned by 21st Partners,  21st T-E and
     21st Foreign, of which Mr. Kornreich disclaims beneficial ownership.

(6)  Represents  (i) 25,239 shares of Common Stock owned by Mr. Marocco and (ii)
     an aggregate of 943,678 shares of Common Stock owned by 21st Partners, 21st
     T-E and 21st Foreign. By virtue of being the sole shareholder,  officer and director of an entity which is a general  partner of an entity which is the general  partner  of  another  entity  which is a general  partner  of 21st
     Partners,  21st T-E and 21st  Foreign,  Mr.  Marocco  may be deemed to have shared  power  to vote  and to  dispose  of the  securities  owned  by 21st
     Partners,  21st  T-E and  21st  Foreign,  of which  Mr.  Marocco  disclaims beneficial ownership.

(7)  Represents  (i) 10,310 shares of Common Stock owned by Mr. Sandler and (ii)
     an aggregate of 943,678 shares of Common Stock owned by 21st Partners, 21st
     T-E and 21st  Foreign.  By  virtue of being the  majority  shareholder  and director of an entity which is a general  partner of an entity which is the general  partner  of  another  entity  which is a general  partner  of 21st
     Partners,  21st T-E and 21st  Foreign,  Mr.  Sandler  may be deemed to have shared  power  to vote  and to  dispose  of the  securities  owned  by 21st
     Partners,  21st  T-E and  21st  Foreign,  of which  Mr.  Sandler  disclaims beneficial ownership.

(8)  Represents (i) 86,142 shares of Common Stock owned by 21st Foreign and (ii)
     639,840  shares of Common Stock and 217,696 shares of Common Stock owned by
     21st Partners and 21st T-E,  respectively,  of which 21st Foreign disclaims beneficial  ownership.  The

     general partners of 21st Foreign are Sandler Investment  Partners,  L.P., a
     New York limited partnership ("Sandler General Partner") and InfoMedia. The
     general   partner  of  the  Sandler  General  Partner  is  Sandler  Capital
     Management, a New York general partnership ("SCM"). The general partners of
     SCM  are  corporations  that  are  affiliates  of John  Kornreich,  Michael
     Marocco,  Andrew  Sandler and Hannah Stone.  Infomedia's  shareholders  are
     Irwin Lieber, Barry Fingerhut and Barry Rubenstein.

(9)  Represents (i) 639,840 shares of Common Stock owned by 21st Partners,  (ii)
     217,696  shares of Common Stock and 86,142  shares of Common Stock owned by
     21st T-E and 21st Foreign,  respectively,  of which 21st Partners disclaims beneficial ownership. The general partners of 21st Partners are the Sandler
     General  Partner and InfoMedia.  The general partner of the Sandler General
     Partner is SCM.  The  general  partners  of SCM are  corporations  that are affiliates  of one or more  of  John  Kornreich,  Michael  Marocco,  Andrew
     Sandler and Hannah Stone.  Infomedia's shareholders are Irwin Lieber, Barry
     Fingerhut and Barry Rubenstein.

(10) Represents  (i)  217,696  shares of Common  Stock  owned by 21st T-E,  (ii)
     639,840  shares of Common Stock and 86,142  shares of Common Stock owned by
     21st Partners and 21st Foreign,  respectively,  of which 21st T-E disclaims beneficial ownership. The general partners of 21st Partners are the Sandler
     General  Partner and InfoMedia.  The general partner of the Sandler General
     Partner is SCM.  The  general  partners  of SCM are  corporations  that are affiliates  of one or more  of  John  Kornreich,  Michael  Marocco,  Andrew
     Sandler and Hannah Stone.  Infomedia's shareholders are Irwin Lieber, Barry
     Fingerhut and Barry Rubenstein.

(11) Such  information  is derived from a Schedule 13G filed with the Commission by such entity on February 14, 2002.

(12) Includes 83,196 shares of Common Stock issuable upon presently  exercisable options.

(13) Represents   143,196   shares  of  Common  Stock  issuable  upon  presently
     exercisable  options and 79,779  shares of Common  Stock which are owned by
     Mr. Graham and his wife as joint tenants.

(14) Includes 38,883 shares of Common Stock issuable upon presently  exercisable options.

(15) Consists of shares issuable upon presently exercisable options.

(16) Represents (i) 2,586 shares of Common Stock owned by Ms. Stone,  (ii) 2,500 shares of Common Stock  issuable  upon the exercise of options and (iii) an aggregate of 943,678  shares of Common Stock owned by 21st  Partners,  21st
     T-E and  21St  Foreign.  By  virtue  of  being  the  sole  shareholder  and controlling  person of an entity  which is a general  partner  of an entity which is the general  partner of another entity which is a general  partner of 21st  Partners,  21st T-E and 21st  Foreign,  Ms. Stone may be deemed to have  shared  power to vote and  dispose  of the  securities  owned by 21st
     Partners,  21st  T-E  and  21st  Foreign,  of  which  Ms.  Stone  disclaims beneficial ownership.

                                       10

(17) Includes  options and other shares of Common  Stock  described in footnotes
     12-16 above.

(18) With respect to Barry Rubenstein,  Irwin Lieber,  and Barry Fingerhut,  the
     foregoing  information  is  derived  from a  Schedule  13D  filed  with the
     Commission by such  individuals or entities on July 18, 2002.  With respect to 21st  Partners,  21st  T-E,  21st  Foreign,  Michael  J.  Marocco,  John
     Kornreich,  Andrew Sandler and Hannah Stone,  the foregoing  information is derived from a Schedule 13D filed with the  Commission by such  individuals or entities on July 18, 2002.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 16, 1999, the Company  purchased 595,113 shares of Common Stock in a private transaction from Wheatley,  the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, for an aggregate price of
$967,000  or  $1.625  per  share.  Upon  consummation  of the  transaction,  the repurchased  shares of Common  Stock  were  placed in  treasury.  The  following persons, or entities, who may be deemed to be the beneficial owners of more than
5% of the  outstanding  shares of Common  Stock,  are  general  partners  or are affiliated with general  partners of Wheatley:  Barry  Fingerhut,  Irwin Lieber,
Barry Rubenstein, Applewood Capital, Jonathan Lieber and Seth Lieber.

     The Company has signed a consulting  agreement  with (Graham  International
Publishing  &  Research,  Inc.),  one of the  principals  of whom is  Howard
Graham,  a Director  of the  Company.  In fiscal year ended July 31,  2002,  the
Company paid such entity $96,000.

     There were no other transactions involving the Company and its subsidiaries and its executive  officers and/or  Directors from August 1, 1999 which exceeded
$60,000.

                                   SIGNATURES

     In accordance  with Section 13 or 15 (d) of the Securities  Exchange Act of
1934,  the  registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE MILLBROOK PRESS INC.

Dated: November 26, 2002          By: /s/ David Allen
                                      ------------------------------------------
                                          David Allen
                                          President,
                                          Chief Operating Officer and
                                          Chief Financial Officer