Form 10QSB
period 2002-10-31
MILLBROOK PRESS INC
filed 2002-12-13
CIK 1022899

                               U.S. Securities and
                               Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

     (Mark One)
(X)  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 2002.

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

Yes  /X/     No / /

                       APPLICABLE ONLY TO CORPORATE ISSUES

State the number of share  outstanding of each of the issuer's classes of common equity, as of October 31, 2002.

                  2,869,887 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes  / /      No /X/

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                October 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

           Condensed Statements of Operations for the three months ended October
           31, 2002 and 2001

           Condensed Balance Sheet as of October 31, 2002

           Condensed Statements of Cash Flows for the three months ended October
           31, 2002 and 2001

           Notes to Financial Statements

Item 2.    Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

PART II.   OTHER INFORMATION

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8 - K

Item 7.    Controls and Procedures

PART I         FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors of
The Millbrook Press Inc.

We have reviewed the accompanying condensed balance sheet of The Millbrook Press
Inc.  (Company) as of October 31, 2002, and the related condensed  statements of operations and condensed cash flows for the three-month period then ended. These
condensed   financial   statements  are  the  responsibility  of  the  Company's
management.

We conducted our review in accordance with standards established by the American
Institute  of  Certified  Public  Accountants.  A review  of  interim  financial information consists principally of applying analytical  procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America,  the objective  of which is the  expression  of an opinion  regarding  the  financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, with the exception of the matter described in the following paragraph, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As disclosed in the notes to the  financial  statements,  accounting  principles generally  accepted in the United States of America require the Company to adopt
Statement of Financial  Accounting  Standards  ("SFAS") No. 142,  "Goodwill  and
Other  Intangible  Assets" on August 1, 2002.  SFAS 142  requires  goodwill  and certain  intangible  assets  with  indefinite  useful  lives to be subject to an annual review for impairment,  and written down when impaired, rather than being amortized as previous  standards  required.  Management has informed us that the
Company  has not yet  adopted  SFAS 142 and is working  diligently  with a third party valuation  specialist to complete the assessment of the impact of SFAS 142 on the Company's  operating  results and financial  condition.  An impairment to goodwill,  if any,  would be charged to the Company's  accumulated  deficit as a change in  accounting  principle  upon adoption of SFAS 142. The effects of this departure from accounting  principles generally accepted in the United States of
America on the Company's  financial  position,  results of  operations  and cash flows has not been determined.

The  Company's  October 31, 2001  financial  statements  were  reviewed by other accountants,  who did not issue an independent accountants' report in connection with  that  review  in  accordance  with the  provisions  of the  United  States
Securities  and Exchange  Commission's  Regulation  S-B,  Item 310(b),  "Interim
Financial Statements".

Carlin, Charron & Rosen LLP

Glastonbury, Connecticut
December 5, 2002

                            THE MILLBROOK PRESS INC.
                       Condensed Statements of Operations

                                                     Three months ended
                                                         October 31
                                                     2002           2001
                                                     ----           ----

Net sales                                       $ 3,324,000    $ 5,401,000

Cost of sales                                     1,938,000      3,126,000
                                                -----------    -----------
Gross profit                                      1,386,000      2,275,000
                                                -----------    -----------

Operating expenses:
   Selling and marketing                          1,418,000      1,614,000
   General and administrative                       355,000        378,000
                                                -----------    -----------
Total operating expenses                          1,773,000      1,992,000
                                                -----------    -----------

Operating (loss) income                            (387,000)       283,000

Interest expense                                     70,000         79,000
                                                -----------    -----------

(Loss) income before income taxes                  (457,000)       204,000

Provision for income taxes                           19,000         55,000
                                                -----------    -----------

Net (loss) income                               $  (476,000)   $   149,000
                                                ===========    ===========

(Loss) earnings per share - basic               $     (0.17)   $      0.05
                                                ===========    ===========
(Loss) earnings per share - diluted             $     (0.17)   $      0.05
                                                ===========    ===========

Weighted average shares outstanding - basic       2,869,887      2,849,887
                                                ===========    ===========

Weighted average shares outstanding - diluted     2,869,887      2,911,453
                                                ===========    ===========

                            THE MILLBROOK PRESS INC.
                             Condensed Balance Sheet
                                October 31, 2002

Assets
------

Cash                                                   $     29,000
Accounts receivable, net                                  4,248,000
Refundable federal income taxes                             136,000
Inventories, net                                          6,528,000
Royalty advances                                            650,000
Prepaid expense and other assets                            331,000
                                                       ------------
            Total current assets                         11,922,000

Plant costs, net                                          4,283,000
Royalty advances, net                                     2,221,000
Fixed assets, net                                           204,000
Deferred tax                                                241,000
Goodwill, net (Note 1)                                    2,440,000
                                                       ------------

            Total assets                               $ 21,311,000
                                                       ============

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                  $  3,428,000
Borrowings under line of credit                           5,222,000
Royalties payable                                           263,000
                                                       ------------
            Total current liabilities                     8,913,000

Long term debt
                                                       ------------
            Total liabilities                             8,913,000
                                                       ------------

Stockholders' Equity
Common stock, par value $.01 per share, 12,000,000
   shares authorized; 3,455,000 shares issued
   and 2,869,887 shares outstanding                          35,000
Additional paid in capital                               17,592,000
Treasury stock                                             (987,000)
Accumulated deficit                                      (4,242,000)
                                                       ------------
        Total stockholders' equity                       12,398,000
                                                       ------------

        Total liabilities & stockholders' equity   $ 21,311,000
                                                       ============

                            THE MILLBROOK PRESS INC.
                       Condensed Statements of Cash Flows

                                                                         Three months ended
                                                                              October 31
                                                                         2002          2001
                                                                         ----          ----
CASH FLOWS  FROM OPERATING ACTIVITIES:
   Net (loss) income                                                  $(476,000)     $ 149,000

   Adjustments to reconcile net (loss) income to net cash used in operating activities:
   Depreciation and amortization                                        528,000        527,000
   Changes in operating assets and liabilities:
     Accounts receivable                                               (143,000)      (152,000)
     Inventories                                                        245,000       (724,000)
     Prepaid expenses and other assets                                  (47,000)      (282,000)
     Accounts payable, accrued expenses and royalties payable          (639,000)       276,000
                                                                    -----------    -----------

            Net cash used in operating activities                      (532,000)      (206,000)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                             (5,000)       (39,000)
   Plant costs                                                         (342,000)      (393,000)
                                                                    -----------    -----------
            Net cash used in investing activities                      (347,000)      (432,000)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from line of credit                                     897,000      1,058,000
   Payments on long term debt                                                         (364,000)
                                                                    -----------    -----------
            Net cash provided by financing activities                   897,000        694,000
                                                                    -----------    -----------

            Net increase in cash                                         18,000         56,000

Cash at beginning of period                                              11,000         16,000
                                                                    -----------    -----------

Cash at end of period                                               $    29,000    $    72,000
                                                                    ===========    ===========

Supplemental disclosures:
   Interest paid                                                    $    67,000    $    85,000
                                                                    ===========    ===========
   Income tax paid                                                  $    32,000    $    13,000
                                                                    ===========    ===========

                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2002

Note 1.        Basis of Presentation

The  condensed  financial  statements of The  Millbrook  Press Inc.  ("Company")
included  herein  have been  prepared  without  audit  pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management,  all adjustments  (which include only normal recurring  adjustments)
necessary to present  fairly the financial  position,  results of operations and cash flows for all periods  presented have been made except as noted below.  The results of the October 31, 2002 interim period are not necessarily indicative of the results that may be expected for the full year.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with generally accepted accounting  principles in the United States have been condensed or omitted.  These condensed  financial statements should be read in conjunction with the audited  financial  statements and notes  thereto  included  in the  Company's  Form 10-KSB for the fiscal year ended July 31, 2002.

GAAP DEPARTURE - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting principles generally accepted in the United States of America require the Company to adopt Statement of Financial  Accounting  Standards  ("SFAS") No.
142, "Goodwill and Other Intangible Assets" on August 1, 2002. SFAS 142 requires goodwill  and certain  intangible  assets  with  indefinite  useful  lives to be subject to an annual  review for  impairment,  and written  down when  impaired, rather than being amortized as previous standards required.  The Company has not yet adopted  SFAS 142 and is working  diligently  with a third  party  valuation specialist to complete the assessment of the impact of SFAS 142 on the Company's operating results and financial  condition.  An impairment to goodwill,  if any, would be charged to the Company's  accumulated deficit as a change in accounting principle  upon  adoption  of SFAS  142.  The  effects  of this  departure  from accounting  principles generally accepted in the United States of America on the
Company's financial position,  results of operations and cash flows has not been determined.  The  Company  will file Form  10-QSB(A)  for the  October  31, 2002 quarter  reflecting  the  adoption  of SFAS  No.  142  upon  completion  of said assessment.

The  Company  does  not  believe  that  adoption  of  other  recent   accounting
pronouncements has had or will have a material impact on the Company.

STOCK OPTION PLAN

The Company has reserved 675,000 shares of its common stock,  $.01 par value per share ("Common  Stock"),  under its 1994 Stock Option Plan ("Option Plan") which provides  that the  Stock  Option  and  Compensation  Committee  of the Board of
Directors, may grant stock options to eligible employees,  officers or directors of the Company or its affiliates.  The number of shares reserved for issuance is adjusted in accordance  with the  provisions  of the Option Plan.  Stock options granted by the Company  generally expire seven years after the grant date. Stock options  generally  vest 50% one year  from the date of grant and 25% in each of the next two years from the date of grant.

EARNINGS PER SHARE

The  Company  presents  earnings  per  share  on a basic  and  diluted  basis in accordance  with Statement of Financial  Accounting  Standards No. 128 "Earnings
Per  Share".  The  computation  of basic  earnings  per share is based on income available  to common  stockholders  and the  weighted  average  number of common shares  outstanding  during the period.  Diluted earnings per share reflects the
potential   dilution  that  could  occur  from  Common  Stock  issuable  through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities.

NOTES PAYABLE TO BANK

As of October 31, 2002,  the Company has a $7,500,000  revolving  line of credit with People's Bank and has borrowed  $5,222,000  under this line. The $7,500,000 is the maximum available,  however it may be lower based upon the eligible value of accounts  receivable  and  inventory.  As of October 31,  2002,  the eligible inventory and accounts  receivable was $5,356,000.  The Company is in compliance with all covenants of the loan agreement with People's Bank, as amended  October
25, 2002.

INCOME TAXES

Federal and state  income taxes have been  provided for the three month  periods ended  October 31, 2002 and 2001,  as the  Company  has fully  utilized  its net operating loss  carryforwards.  The Company has established a deferred tax asset and  liability  to  recognize  the timing  difference  between  book and taxable income.

Item 2.     Management's  Discussion  and  Analysis of Financial  Condition  and
            Results of Operations

OVERVIEW

            General

The Company is a publisher of children's  fiction and non-fiction books, in both hardcover  and  paperback,  for the school and library  market and the  consumer market. Since its inception, the Company has published more than 1,700 hardcover and 750 paperback books under its Millbrook, Copper Beech, Twenty-First Century,
Magic Attic Press and Roaring Brook Press  imprints.  The  Company's  books have been placed on numerous  recommended  lists by libraries,  retail bookstores and educational  organizations.  Books  published  under the Millbrook  imprint have evolved  from  information  intensive  school and  library  books to include its current mix of highly graphic,  consumer-oriented books. Therefore,  many of its books can be  distributed  to the school and public  library market as hardcover books while being  simultaneously  distributed to the consumer  market as either hardcover or paperback  books.  The majority of Copper Beech books are published for both the consumer and library markets.  Twenty-First Century book titles are published primarily for the library market. The Company has incurred significant expenses  relating to the establishment of the  infrastructure  which can enable the Company to sell books to the consumer  market and/or  develop books that can appeal to both the school and public library market and consumer market.

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

RESULTS OF OPERATIONS

Net sales for the quarter  ended  October 31, 2002 were  $3,324,000  compared to
$5,401,000  for the same  period  last year,  a  decrease  of  $2,077,000.  This decrease is due to a  significant  decrease in the trade  sales  market,  as the
Company no longer  distributes  the Snappy  product line. The school and library market recorded a 13% increase or $287,000 over the same period last year.

Gross  profit  margin  for the  quarter  ended  October  31,  2002  amounted  to
$1,386,000,  or 42% of net sales  compared to $2,275,000 or 42% of net sales for the same period last year.

Selling and  marketing  expenses  decreased  by $196,000 to  $1,418,000  for the quarter  ended  October 31, 2002  compared to  $1,614,000  for the quarter ended
October 31, 2001.  The  decreased  expenses are due mainly to lower  commission, salary and catalog costs.

General and  administrative  expenses  decreased  by $23,000 to $355,000 for the quarter  ended  October 31, 2002  compared  to  $378,000  for the quarter  ended
October 31,  2001.  This  decrease is mainly due to reduction in expenses as the
Company seeks to reduce overheads.

Operating  loss for the quarter ended October 31, 2002 was $387,000  compared to operating income of $283,000 for the same period in 2001.

Interest  expense for the quarter ended October 31, 2002 was $70,000 compared to
$79,000 for the same period last year. A lower interest rate on the  outstanding loan balance accounts for the favorable variance.

Net loss after tax for the quarter ended October 31, 2002 was $476,000  compared to net income of $149,000 for the same period last year.  The primary reason for this change is the decrease in net sales as set forth above.

During the quarter ended July 31, 2002, the Company  transferred its fulfillment and warehousing operations to Simon and Schuster. The Company believes this move will provide an enhanced level of service to its customers.

While sales for the quarter ended October 31, 2002  decreased  from the previous year, the Company's school and public library sales increased by 13% compared to the  same  quarter  last  year.  The  Company  believes  this  is a  significant achievement in a difficult market and is due to its concentration on the market, its continued highly recognized  publishing program,  the initial success of its new  fiction  imprint,  Roaring  Brook  Press,  and early  results  from its new classroom enrichment programs.

BALANCE SHEET

Inventories of finished  goods totaled  $6,528,000 and $7,742,000 at October 31,
2002 and 2001 respectively. The level of inventories decreased $1,214,000 or 16%
from the prior year as net sales decreased $2,077,000 or 38% for the same period year over year.  The reserve  for slow moving  inventory  totaled  $453,000  and
$716,000 at October 31, 2002 and 2001 respectively,  a decrease of $263,000. The
Company feels that the current reserve is adequate as it continues to reduce its inventory  balance.  Accounts  receivable  totaled  $4,248,000 and $5,954,000 at
October 31, 2002 and 2001 respectively,  a decline of $1,706,000.  A majority of this decline is due to lower sales for the same period, year over year.

GAAP DEPARTURE - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting principles generally accepted in the United States of America require the Company to adopt Statement of Financial  Accounting  Standards  ("SFAS") No.
142, "Goodwill and Other Intangible Assets" on August 1, 2002. SFAS 142 requires goodwill  and certain  intangible  assets  with  indefinite  useful  lives to be subject to an annual  review for  impairment,  and written  down when  impaired, rather than being amortized as previous standards required.  The Company has not yet adopted  SFAS 142 and is working  diligently  with a third  party  valuation specialist to complete the assessment of the impact of SFAS 142 on the Company's operating results and financial  condition.  An impairment to goodwill,  if any, would be charged to the Company's  accumulated deficit as a change in accounting principle  upon  adoption  of SFAS  142.  The  effects  of this  departure  from accounting  principles generally accepted in the United States of America on the
Company's financial position,  results of operations and cash flows has not been determined.  The  Company  will file Form  10-QSB(A)  for the  October  31, 2002 quarter  reflecting  the  adoption  of SFAS  No.  142  upon  completion  of said assessment.

The  Company  does  not  believe  that  adoption  of  other  recent   accounting
pronouncements has had or will have a material impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2002,  the Company has a $7,500,000  revolving  line of credit with People's Bank. The $7,500,000 is the maximum  available,  however it may be lower based upon the eligible value of accounts receivable and inventory.  As of
October 31, 2002, the eligible inventory and accounts receivable was $5,356,000.
The line of credit  restricts  the  ability  of the  Company  to obtain  working capital in the form of indebtedness, to grant security interest in the assets of the Company or pay dividends on the Company's securities.  The line provides for the  repurchase  of up to $450,000 of Company  Common  Stock.  As of October 31,
2002, the Company is in compliance with all covenants of the loan agreement with
People's Bank, as amended  October 25, 2002. This loan agreement is scheduled to expire  December 31, 2004.  As of October 31, 2002,  the Company had  $5,222,000
outstanding under this line compared to $5,623,000 as of October 31, 2001.

As of October 31, 2002, the Company had cash and working  capital of $29,000 and
$3,009,000,  respectively, as opposed to cash and working capital of $72,000 and
$4,121,000,  respectively,  as of October  31,  2001.  The  decrease  in working capital is largely due to the implementation of the new fiction imprint, Roaring

Brook Press,  and decreased sales in the trade market,  due to the exit from the
Snappy product line. Due to this increased investment and decreased sales in the trade market,  cash flow is and will continue to be a focus of  management.  The
Company is taking steps to reduce its overhead and investment spending.

Based on its current  operating  plan,  the Company  believes  that its existing resources  together with cash  generated  from  forecasted  operations  and cash available through its line of credit will be sufficient to satisfy the Company's contemplated  working  capital  requirements  at least through October 31, 2003.
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

PART II    OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

On  November  1,  2002,  the Board of  Directors  appointed  David  Allen to the position of President and Chief Executive Officer. Mr. Allen had been serving as
President and Chief Operating Officer of the Company. The effective date of this change is November 1, 2002.

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

Exhibits

     Certification  of the Chief Executive  Officer and Chief Financial  Officer
     under Section 906 of the Sarbanes-Oxley Act.

Reports on Form 8-K

     The Company filed Form 8-Ks on August 5, 2002,  August 14, 2002 and October
     22, 2002 under item changes in registrant's certifying accountant.

ITEM 7.    CONTROLS AND PROCEDURES

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

                                          The Millbrook Press, Inc.
                                          ------------------------
                                          (Registrant)

Date: December 13, 2002                   By: /s/ David Allen
                                              David Allen
                                              President,
                                              Chief Executive Officer and
                                              Chief Financial Officer

                            THE MILLBROOK PRESS INC.
                             a Delaware corporation

                      CERTIFICATION OF PRINCIPAL EXECUTIVE
                         AND PRINCIPAL FINANCIAL OFFICER

I, DAVID ALLEN, certify that:

(1)     I have  reviewed this  quarterly  report on Form 10-QSB of THE MILLBROOK
        PRESS INC, a Delaware corporation (the "registrant");

(2)     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such  statements  were made, not  misleading  with respect to the period covered by this quarterly report;

(3)     Based on my knowledge,  the financial  statements,  and other  financial information  included in this  quarterly  report,  fairly present in all material  respects the financial  condition,  results of operations  and cash flows of the  registrant  as of, and for, the periods  presented in this quarterly report;

(4)     The  registrant's  other  certifying  officers and I are responsible for establishing  and  maintaining  disclosure  controls and  procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and have:

        (a)   designed such  disclosure  controls and  procedures to ensure that material  information  relating to the  registrant,  including its consolidated  subsidiaries,  is made known to us by others  within those  entities,  particularly  during  the  period in which  this quarterly report is being prepared;

        (b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and  procedures  as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c)   presented  in this  quarterly  report  our  conclusions  about the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

(6)     I have  indicated  in this  quarterly  report  whether or not there were significant  changes in internal controls or in other factors that could significantly  affect  internal  controls  subsequent to the date of our most recent evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002

                                              By: /s/ David Allen
                                                  -------------------
                                                  Principal Executive
                                                  Officer and Principal
                                                  Financial Officer

