Form 10QSB
period 2003-01-31
MILLBROOK PRESS INC
filed 2003-03-18
CIK 1022899

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

     (Mark One)
(X)  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended JANUARY 31, 2003.

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

     Yes   /X/           No / /

                       APPLICABLE ONLY TO CORPORATE ISSUES

State the number of share  outstanding of each of the issuer's classes of common equity, as of JANUARY 31, 2003.

                  2,869,887 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes  / /      No  /X/

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                JANUARY 31, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Statements of Operations for the Three and Six months ended January 31, 2003 and 2002

         Condensed Balance Sheet as of January 31, 2003

         Condensed Statements of Cash Flows for the six months ended
         January 31, 2003 and 2002

         Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations

PART II. OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8 - K

Item 7.  Controls and Procedures

PART I    FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

                                          THE MILLBROOK PRESS INC.
                                     Condensed Statements of Operations

                                                        Six months ended            Three months ended
                                                           January 31                     January 31
                                                      2003          2002             2003           2002
                                                      ----          ----             ----           ----

Net sales                                         $ 5,861,000    $ 9,730,000    $ 2,537,000    $ 4,329,000

Cost of sales                                       3,265,000      5,512,000      1,327,000      2,386,000
                                                  -----------    -----------    -----------    -----------

Gross profit                                        2,596,000      4,218,000      1,210,000      1,943,000

Operating expenses:
Selling and marketing                               2,719,000      3,338,000      1,301,000      1,724,000
General and administrative                            661,000        786,000        306,000        408,000
                                                  -----------    -----------    -----------    -----------
Total operating expenses                            3,380,000      4,124,000      1,607,000      2,132,000
                                                  -----------    -----------    -----------    -----------

Operating (loss) income                              (784,000)        94,000       (397,000)      (189,000)

Interest expense                                      133,000        159,000         63,000         80,000
                                                  -----------    -----------    -----------    -----------

(Loss) income before income taxes                    (917,000)       (65,000)      (460,000)      (269,000)

Provision (benefit) for income taxes                   34,000         43,000         15,000        (12,000)
                                                  -----------    -----------    -----------    -----------

Net (loss) income before cumulative effect of a
change in accounting principle                       (951,000)      (108,000)      (475,000)      (257,000)

Cumulative effect of a change in accounting
principle (Note 2)                                 (2,491,000)          --             --             --
                                                  -----------    -----------    -----------    -----------

Net (loss) income                                 $(3,442,000)   $  (108,000)   $  (475,000)   $  (257,000)
                                                  ===========    ===========    ===========    ===========

Earnings (loss) per share - basic and diluted
before cumulative effect of a change in
accounting principle (Note 2)                     $     (0.33)   $     (0.04)   $     (0.17)   $     (0.09)
                                                  ===========    ===========    ===========    ===========

Earnings (loss) per share - basic and diluted
(Note 2)                                          $     (1.20)   $     (0.04)   $     (0.17)   $     (0.09)
                                                  ===========    ===========    ===========    ===========

Weighted average shares outstanding - basic
and diluted                                         2,869,887      2,852,507      2,869,887      2,855,104
                                                  -----------    -----------    -----------    -----------

                            THE MILLBROOK PRESS INC.
                             Condensed Balance Sheet
                                JANUARY 31, 2003

Assets

Cash                                                   $     31,000
Accounts receivable, net                                  2,510,000
Refundable federal income taxes                             136,000
Inventories, net                                          6,974,000
Royalty advances                                            650,000
Prepaid expense and other assets                            339,000
                                                       ------------
            Total current assets                         10,640,000

Plant costs, net                                          4,497,000
Royalty advances, net                                     2,197,000
Fixed assets, net                                           176,000
Deferred tax                                                241,000
Goodwill, net (Note 1)
                                                       ------------

            Total assets                               $ 17,751,000
                                                       ============

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                  $  3,939,000
Borrowings under line of credit                           4,161,000
Royalties payable                                           219,000
                                                       ------------
            Total current liabilities                     8,319,000

Long term debt
                                                       ------------
            Total liabilities                             8,319,000
                                                       ------------

Stockholders' Equity
Common stock, par value $.01 per share, 12,000,000
   shares authorized; 3,455,000 shares issued
   and 2,869,887 shares outstanding                          35,000
Additional paid in capital                               17,592,000
Treasury stock                                             (987,000)
Accumulated deficit                                      (7,208,000)
                                                       ------------
            Total stockholders' equity                    9,432,000
                                                       ------------

            Total liabilities and stockholders' equity $ 17,751,000
                                                       ============

                            THE MILLBROOK PRESS INC.
                       Condensed Statements of Cash Flows

                                                                         Six Months Ended
                                                                             January 31
                                                                       2003             2002
                                                                       ----             ----
CASH FLOWS  FROM OPERATING ACTIVITIES:
   Net (loss) income                                              $(3,442,000)   $  (108,000)

   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
   Cumulative effect of a change in accounting principle            2,491,000           --
   Depreciation and amortization                                      956,000      1,055,000
   Changes in operating assets and liabilities:
     Accounts receivable                                            1,595,000        109,000
     Inventories                                                     (201,000)      (585,000)
     Prepaid expenses and other assets                                (31,000)      (145,000)
     Accounts payable, accrued expenses and royalties payable        (172,000)      (216,000)
                                                                  -----------    -----------

            Net cash provided by operating activities               1,196,000        110,000
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                           (4,000)       (45,000)
   Plant costs                                                     (1,008,000)      (841,000)
                                                                  -----------    -----------
            Net cash used in investing activities                  (1,012,000)      (886,000)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments of) proceeds from line of credit                  (164,000)     1,095,000
   Payments on long term debt                                            -          (364,000)
   Proceeds from exercise of options                                     -            45,000
                                                                  -----------    -----------
            Net cash (used in) provided by financing activities      (164,000)       776,000
                                                                  -----------    -----------

            Net increase in cash                                       20,000           -

Cash at beginning of period                                            11,000         16,000
                                                                  -----------    -----------

Cash at end of period                                             $    31,000    $    16,000
                                                                  ===========    ===========

Supplemental disclosures:
   Interest paid                                                  $   123,000    $   166,000
                                                                  ===========    ===========
   Income tax paid                                                $    46,000    $    44,000
                                                                  ===========    ===========

                            THE MILLBROOK PRESS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2003

NOTE 1.  BASIS OF PRESENTATION

The  condensed  financial  statements of The  Millbrook  Press Inc.  ("Company")
included  herein  have been  prepared  without  audit  pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management,  all adjustments  (which include only normal recurring  adjustments)
necessary to present  fairly the financial  position,  results of operations and cash flows for all periods  presented have been made. The results of the JANUARY
31, 2003 interim period are not  necessarily  indicative of the results that may be expected for the full fiscal year.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with accounting  principles generally accepted in the United States have been condensed or omitted.  These condensed  financial statements should be read in conjunction with the audited  financial  statements and notes  thereto  included  in the  Company's  Form 10-KSB for the fiscal year ended July 31, 2002.

STOCK OPTION PLAN

The Company has reserved 675,000 shares of its common stock,  $.01 par value per share ("Common  Stock"),  under its 1994 Stock Option Plan ("Option Plan") which provides  that the  Stock  Option  and  Compensation  Committee  of the Board of
Directors, may grant stock options to eligible employees,  officers or directors of the Company or its affiliates.  The number of shares reserved for issuance is adjusted in accordance  with the  provisions  of the Option Plan.  Stock options granted by the Company  generally expire seven years after the grant date. Stock options generally vest 50% one year from the date of grant and 25% at the end of each of the next two years from the date of grant.

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

LINE OF CREDIT

The  Company  has a  $6,000,000  (previously  $7,500,000  which was  amended  to
$6,000,000 on December 4, 2002)  revolving line of credit with People's Bank and has  $4,161,000  outstanding  under this line of credit at January 31, 2003. The
$6,000,000  is the  maximum  available,  however it may be lower  based upon the eligible value of accounts receivable and inventory. As of JANUARY 31, 2003, the eligible inventory and accounts receivable was $4,271,000. The Company is not in compliance  with certain of the  covenants of the loan  agreement  with People's
Bank,  as amended  October 25,  2002 (see Note 3). The  Company has  requested a waiver from People's Bank.

INCOME TAXES

State income taxes have been  provided for the three and six month periods ended
JANUARY  31,  2003 and 2002.  The  Company  has fully  utilized  its federal net operating losses.  The Company has established a deferred tax asset to recognize the timing difference between book and taxable income.

NOTE 2.   CHANGE IN ACCOUNTING PRINCIPLE - GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued  Statement of Financial  Accounting  Standards No.
142,  "Goodwill and Other  Intangible  Assets"  ("SFAS 142").  SFAS 142 requires goodwill  and certain  intangible  assets  with  indefinite  useful  lives to be subject to an annual  review for  impairment,  and  written  off when  impaired, rather  than  being  amortized  as  previous  standards  required.  SFAS  142 is effective for fiscal years beginning after December 15, 2001.

The changes in the carrying  amount of goodwill for the  six-month  period ended
January 31, 2003 are as follows:

          Balance , August 1, 2002                    $  2,491,000
          Goodwill acquired during the period                 -
          Impairment loss                               (2,491,000)
                                                      ------------
          Balance, January 31, 2003                   $       -
                                                      ============

The Company's  acquisitions were tested for impairment  utilizing  methodologies employed by  management  in  determining  the  purchase  price of each entity at acquisition.  Based  on  the  results  of  those  calculations,  management  has determined  that there has been an  impairment  of all of its goodwill  totaling
$2,491,000.

NOTE 2.   CHANGE IN ACCOUNTING PRINCIPLE - GOODWILL AND OTHER
          INTANGIBLE ASSETS (CONTINUED)

Pro forma comparative results for the period ended January 31, 2002 follows:

                                         Six-months     Six-months
                                           ended          ended
                                         January 31,   January 31,
                                           2003           2002
                                          (Actual)     (Pro Forma)
                                      --------------   ------------

Reported net loss                     $  (3,442,000)   $(108,000)
Add back:  Cumulative effect of a
 change in accounting principle           2,491,000         --
                                      -------------    ---------
Reported net loss before cumulative
 effect of a change in accounting
 principle                                 (951,000)    (108,000)
Add back:  Goodwill amortization               --        100,000
                                      -------------    ---------
Adjusted net loss                     $    (951,000)   $  (8,000)
                                      =============    =========

  Basic earnings per share:

Reported net loss                     $      (1.20)    $   (0.04)
Cumulative effect of a change in
 accounting principle                         0.87          --
                                      -------------    ---------
Reported net loss before cumulative
 effect of a change in
 accounting  principle                       (0.33)       (0.04)
Goodwill amortization                          --          0.04
                                      -------------    ---------
Adjusted net loss                     $      (0.33)    $    --
                                      =============    =========

NOTE 3.  MANAGEMENT'S PLAN

The  accompanying  financial  statements  have been  prepared  assuming that the
Company will  continue as a going  concern.  The Company has incurred  recurring losses  and is not in  compliance  with  certain  of the  covenants  of the loan agreement with People's  Bank, as amended  October 25, 2002, and is working with the bank to mitigate future  non-compliance.  These conditions raise doubt about the  Company's  ability  to  continue  as a going  concern.  Management's  plans regarding  those matters are described  below.  The financial  statements do not include any adjustments that might result from the outcome of this  uncertainty.
Regarding  current  operations,  in order to maintain its liquidity and economic viability  in the  interim,  cash  flow is and  will  continue  to be a focus of management.  The Company is taking steps to reduce its  overhead and  investment spending.  Based on its current  operating  plan, the Company  believes that its existing resources  together with cash generated from forecasted  operations and cash  available  through  its line of credit will be  sufficient  to satisfy the
Company's  contemplated  working capital  requirements at least through JULY 31,
2003.  The  Company  does  have  positive  working  capital  of  $2,321,000  and stockholders' equity of $9,432,000 as of JANUARY 31, 2003. However, there can be no assurance that the Company's working capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's longer-term cash requirements for operations.  Accordingly, the Company may seek additional  funds.  The  Company is  exploring  various  avenues to enhance  its capital  base  through  additional  equity  financing.  However,  there  are  no agreements, commitments or understandings regarding any such financing.

ITEM 2.    MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

OVERVIEW

            General

The Company is a publisher of children's  fiction and non-fiction books, in both hardcover  and  paperback,  for the school and library  market and the  consumer market. Since its inception, the Company has published more than 1,700 hardcover and 750 paperback books under its Millbrook, Copper Beech, Twenty-First Century,
Magic Attic Press and Roaring Brook Press  imprints.  The  Company's  books have been placed on numerous  recommended  lists by libraries,  retail bookstores and educational  organizations.  In  January  2003,  the  Company  was  awarded  the
Caldecott  Gold Medal for its Roaring  Brook title,  "My Friend  Rabbit".  Books published under the Millbrook  imprint have evolved from  information  intensive school  and  library  books  to  include  its  current  mix of  highly  graphic, consumer-oriented books. Therefore,  many of its books can be distributed to the school and public library market as hardcover  books while being  simultaneously distributed to the consumer market as either  hardcover or paperback  books. The majority of Copper Beech books are  published  for both the consumer and library markets.  Twenty-First  Century  book  titles are  published  primarily  for the library market.  The Company has incurred  significant  expenses relating to the establishment of the  infrastructure  which enables the Company to sell books to the consumer  market and/or develop books that can appeal to both the school and public library market and consumer market.

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

            Variability in Quarterly Results

A substantial  portion of the  Company's  business is highly  seasonal,  causing significant  variations  in operating  results  from quarter to quarter.  In the school and library  market,  net sales tend to be lowest in the second  calendar quarter and highest in the third calendar  quarter,  as schools purchase heavily in  anticipation  of opening in September.  The consumer market also tends to be highly  seasonal  and a large  proportion  of net  sales  can occur in the third calendar  quarter in  anticipation  of the holiday  gift season.  The  Company's current and future net sales and operating  results will reflect these  seasonal factors.

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

RESULTS OF OPERATIONS

Net sales for the quarter  ended  January 31, 2003 were  $2,537,000  compared to
$4,329,000  for the same period last year, a decrease of  $1,792,000.  Net sales for the six months ended January 31, 2003 were $5,861,000 compared to $9,730,000 for the same period last year, a decrease of $3,869,000.  This six month decline is due to a  significant  decrease  in  the  trade  and  special  sales  markets
($3,410,000),  as the Company no longer distributes the Snappy product line. The school and library  market  recorded  an 8%  decrease or $459,000  over the same period last year.

Gross  profit  margin  for the  quarter  ended  January  31,  2003  amounted  to
$1,210,000,  or 48% of net sales  compared to $1,943,000 or 45% of net sales for the same period last year.  For the six months  ended  January 31,  2003,  gross profit margin was  $2,596,000 or 44% of net sales  compared to $4,218,000 or 43%
of net sales for the same period last year.

Selling and  marketing  expenses  decreased  by $423,000 to  $1,301,000  for the quarter  ended  January 31, 2003  compared to  $1,724,000  for the quarter ended
January 31, 2002.  For the six months ended  January 31,  2003,  these  expenses decreased by $619,000 to $2,719,000  compared to $3,338,000  for the same period in 2002. The decreased  expenses are due mainly to lower commission,  salary and catalog costs.

General and  administrative  expenses  decreased by $102,000 to $306,000 for the quarter  ended  January 31, 2003  compared  to  $408,000  for the quarter  ended
January 31, 2002.  For the six months ended  January 31,  2003,  these  expenses decreased  by $125,000 to $661,000  compared to $786,000  for the same period in
2002.  This decrease is mainly due to reduction in expenses as the Company seeks to reduce overheads.

Operating  loss for the quarter ended January 31, 2003 was $397,000  compared to
$189,000 for the same period in 2002. For the six months ended January 31, 2003, the operating loss was $784,000  compared to operating income of $94,000 for the same period in 2002.

Interest  expense for the quarter ended January 31, 2003 was $63,000 compared to
$80,000  for the same  period last year.  For the six months  ended  January 31,
2003,  interest expense was $133,000 compared to $159,000 for the same period in
2002. A lower  interest rate on the  outstanding  loan balance  accounts for the favorable variance.

Net loss  after  tax but  before  cumulative  effect  of  change  in  accounting principle for the quarter ended January 31, 2003,  was $475,000  compared to net
LOSS of $257,000 for the same period last year. For the six months ended January
31,  2003,  net LOSS was  $951,000  compared to $108,000  for the same period in
2002.  The primary  reason for this  change is the  decrease in net sales as set forth above.

balance sheet

Inventories of finished  goods totaled  $6,974,000 and $7,603,000 at January 31,
2003 and 2002,  respectively.  The level of inventories decreased $629,000 or 8%
from the prior year. The reserve for slow moving inventory  totaled $459,000 and
$722,000 at January 31, 2003 and 2002 respectively,  a decrease of $263,000. The
Company feels that the current reserve is adequate as it continues to reduce its inventory  balance.  Accounts  receivable  totaled  $2,510,000 and $5,693,000 at
JANUARY 31, 2003 and 2002 respectively,  a decline of $3,183,000.  A majority of this decline is due to lower sales for the same period, year over year.

CHANGE IN ACCOUNTING PRINCIPLE - GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued  Statement of Financial  Accounting  Standards No.
142,  "Goodwill and Other  Intangible  Assets"  ("SFAS 142").  SFAS 142 requires goodwill  and certain  intangible  assets  with  indefinite  useful  lives to be subject to an annual  review for  impairment,  and  written  off when  impaired, rather  than  being  amortized  as  previous  standards  required.  SFAS  142 is effective for fiscal years beginning after December 15, 2001.

The changes in the carrying  amount of goodwill for the  six-month  period ended
JANUARY 31, 2003 are as follows:

Balance , August 1, 2002                      $    2,491,000
Goodwill acquired during the period                     -
Impairment loss                                   (2,491,000)
                                              --------------
Balance, January 31, 2003                     $         -
                                              ==============

The Company's  acquisitions were tested for impairment  utilizing  methodologies employed by  management  in  determining  the  purchase  price of each entity at acquisition.  Based  on  the  results  of  those  calculations,  management  has determined  that there has been an  impairment  of all of its goodwill  totaling
$2,491,000.

CHANGE IN ACCOUNTING PRINCIPLE - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

Pro forma comparative results for the period ended January 31, 2002 follows:

                                               Six-months         Six-months
                                                ended               ended
                                               January 31,       January 31,
                                                 2003                2002
                                                (Actual)          (Pro Forma)
                                               -----------     --------------

Reported net loss                           $   (3,442,000)   $  (108,000)
Add back:  Cumulative effect of a
 change in accounting principle                  2,491,000           --
                                            --------------    -----------

Reported net loss before cumulative
 effect of a change in accounting
 principle                                        (951,000)       (108,000)
Add back: Goodwill amortization                       --           100,000
                                            --------------   -------------

Adjusted net loss                           $     (951,000)   $     (8,000)
                                            ==============    ============

  Basic earnings per share:

Reported net loss                           $        (1.20)   $      (0.04)
Cumulative effect of a  change in
 accounting principle                                 0.87             --
                                            --------------    -------------

Reported net loss before cumulative
 effect of a change in accounting
 principle                                          (0.33)          (0.04)
Goodwill amortization                                 --             0.04
                                          ---------------    --------------
Adjusted net loss                         $         (0.33)   $        --
                                          ===============    ==============

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2003,  the Company had a $6,000,000  revolving  line of credit with People's Bank. The maximum amount  available is $6,000,000,  however it may be lower based upon the eligible value of accounts receivable and inventory.  As of January  31,  2003,  the  eligible  inventory  and  accounts  receivable  was
$4,271,000.  The line of credit  restricts  the ability of the Company to obtain working capital in the form of indebtedness,  to grant security  interest in the assets of the  Company  or pay  dividends  on the  Company's  securities.  As of
January 31, 2003, the Company is NOT in compliance with certain of the covenants of the loan agreement with People's Bank, as amended October 25, 2002. This loan agreement is scheduled to expire  December 31, 2004. As of January 31, 2003, the
Company  had  $4,161,000  outstanding  under  this  line of credit  compared  to
$5,660,000 as of January 31, 2002.

As of January 31, 2003, the Company had cash and working  capital of $31,000 and
$2,321,000,  respectively, as opposed to cash and working capital of $16,000 and
$4,116,000,  respectively,  as of January  31,  2002.  The  decrease  in working capital is largely due to the implementation of the new fiction imprint, Roaring
Brook Press,  and decreased sales in the trade market,  due to the exit from the
Snappy  product  line.  Due to the  increased  investment  in Roaring  Brook and decreased  sales in the trade  market,  cash flow is and will  continue  to be a focus of  management.  The Company is taking  steps to reduce its  overhead  and investment spending.

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

On January 24, 2003,  the Company was awarded the  Caldecott  Gold Medal for its
Roaring Brook title, "My Friend Rabbit".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     99.1      Certification of the Chief Executive  Officer and Chief Financial
               Officer under Section 906 of the Sarbanes-Oxley Act.

REPORTS ON FORM 8-K

     None.

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

                                            The Millbrook Press, Inc.
                                            ------------------------
                                            (Registrant)

Date:   March 17, 2003                      By:  /s/ David Allen
                                                 -------------------------------
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

Date:  March 17, 2003

                                              By:  /s/ David Allen
                                                   -----------------------------
                                                   David Allen
                                                   Principal Executive
                                                   Officer and Principal
                                                   Financial Officer

