Form 10QSB
period 2003-04-30
MILLBROOK PRESS INC
filed 2003-06-23
CIK 1022899

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
(X)  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2003.

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

Yes  /X/           No / /

                       APPLICABLE ONLY TO CORPORATE ISSUES

State the number of share  outstanding of each of the issuer's classes of common equity, as of April 30, 2003.

                  2,869,887 shares of Common Stock outstanding
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes  /X/           No /X/

                            THE MILLBROOK PRESS, INC.
                              INDEX TO FORM 10-QSB
                                 April 30, 2003

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

             Condensed  Statements of  Operations  for the three and nine months ended April 30, 2003 and 2002

             Condensed Balance Sheet as of April 30, 2003

             Condensed  Statements of Cash Flows for the nine months ended April
             30, 2003 and 2002

             Notes to Financial Statements

Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          Results of Operations

PART II.  OTHER INFORMATION

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8 - K

Item 7.   Controls and Procedures

CERTIFICATION OF PRINCIPAL EXECUTIVE AND PRINCIPAL FINANCIAL OFFICER

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PART I         FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements

                            THE MILLBROOK PRESS INC.
                       Condensed Statements of Operations

                                                       Nine months ended              Three months ended
                                                           April 30                         April 30
                                                     2003             2002             2003            2002
                                                     ----             ----             ----            ----

Net sales                                        $  9,270,000    $ 14,281,000    $  3,409,000    $  4,551,000

Cost of sales                                       5,116,000       7,977,000       1,851,000       2,465,000
                                                 ------------    ------------    ------------    ------------

Gross profit                                        4,154,000       6,304,000       1,558,000       2,086,000

Operating expenses:
Selling and marketing                               4,150,000       5,096,000       1,431,000       1,758,000
General and administrative                            979,000       1,204,000         318,000         418,000
                                                 ------------    ------------    ------------    ------------
Total operating expenses                            5,129,000       6,300,000       1,749,000       2,176,000
                                                 ------------    ------------    ----------      ------------

Operating (loss) income                              (975,000)          4,000        (191,000)        (90,000)

Interest expense                                      180,000         239,000          47,000          80,000
                                                 ------------    ------------    ------------    ------------

Loss before income taxes                           (1,155,000)       (235,000)       (238,000)       (170,000)

Provision for (benefit from) income taxes              34,000          45,000            --            (2,000)
                                                 ------------   -------------    ------------    ------------

Net loss before cumulative effect of a change
in accounting principle                            (1,189,000)       (280,000)       (238,000)       (172,000)

Cumulative effect of a change in accounting
principle (Note 2)                                 (2,491,000)           --              --              --
                                                 ------------    ------------    ------------    ------------

Net loss                                         $ (3,680,000)   $   (280,000)   $   (238,000)   $   (172,000)
                                                 ============    ============    ============    ============

Loss per share - basic and diluted before
cumulative effect of a change in accounting
principle (Note 2)                               $      (0.41)   $      (0.10)   $      (0.08)   $      (0.06)
                                                 ============    ============    ============    ============

Loss per share - basic and diluted (Note 2)      $      (1.28)   $      (0.10)   $      (0.08)   $      (0.06)
                                                 ============    ============    ============    ============

Weighted average shares outstanding - basic
and diluted                                         2,869,887       2,869,887       2,869,887       2,869,887
                                                 ------------    ------------    ------------    ------------

                            THE MILLBROOK PRESS INC.
                             Condensed Balance Sheet
                                 April 30, 2003

ASSETS

Cash                                                          $     24,000
Accounts receivable, net                                         3,729,000
Refundable federal income taxes                                    136,000
Inventories, net                                                 6,967,000
Royalty advances                                                   650,000
Prepaid expense and other assets                                   274,000
                                                              ------------
            Total current assets                                11,780,000

Plant costs, net                                                 4,215,000
Royalty advances, net                                            1,958,000
Fixed assets, net                                                  150,000
Deferred tax                                                       241,000
Goodwill, net (Note 1)                                                 -
                                                              ------------

            Total assets                                      $ 18,344,000
                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                         $  3,720,000
Borrowings under line of credit                                  5,183,000
Royalties payable                                                  247,000
                                                              ------------
            Total current liabilities                            9,150,000

Long term debt                                                         -
                                                              ------------
            Total liabilities                                    9,150,000
                                                              ------------

Stockholders' Equity
Common stock, par value $.01 per share, 12,000,000
   shares authorized; 3,455,000 shares issued
   and 2,869,887 shares outstanding                                 35,000
Additional paid in capital                                      17,592,000
Treasury stock                                                    (987,000)
Accumulated deficit                                             (7,446,000)
                                                              ------------
            Total stockholders' equity                           9,194,000
                                                              ------------

            Total liabilities & stockholders' equity      $ 18,344,000
                                                              ============

                            THE MILLBROOK PRESS INC.
                       Condensed Statements of Cash Flows

                                                                     Nine months ended
                                                                        April 30
                                                                   2003             2002
                                                                   ----             ----
CASH FLOWS  FROM OPERATING ACTIVITIES:
   Net loss                                                     $(3,680,000)   $  (280,000)

   Adjustments to reconcile net loss to net cash provided by
    operating activities:
   Cumulative effect of a change in accounting principle          2,491,000           --
   Depreciation and amortization                                  1,404,000      1,584,000
   Changes in operating assets and liabilities:
     Accounts receivable                                            376,000      1,183,000
     Inventories                                                   (194,000)      (168,000)
     Prepaid expenses and other assets                              273,000       (265,000)
     Accounts payable, accrued expenses and royalties payable      (363,000)      (899,000)
                                                                -----------    -----------

            Net cash provided by operating activities               307,000      1,155,000
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                         (6,000)       (48,000)
   Plant costs                                                   (1,146,000)    (1,187,000)
                                                                -----------    -----------
            Net cash used in investing activities                (1,152,000)    (1,235,000)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from line of credit                                 858,000        421,000
   Payments on long term debt                                          --         (364,000)
   Proceeds from exercise of options                                   --           36,000
                                                                -----------    -----------
            Net cash provided by financing activities               858,000         93,000
                                                                -----------    -----------

            Net increase in cash                                     13,000         13,000

Cash at beginning of period                                          11,000         16,000
                                                                -----------    -----------

Cash at end of period                                           $    24,000    $    29,000
                                                                ===========    ===========

Supplemental disclosures:
   Interest paid                                                $   169,000    $   235,000
                                                                ===========    ===========
   Income tax paid                                              $    46,000    $    87,000
                                                                ===========    ===========

                            THE MILLBROOK PRESS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2003

NOTE 1.        BASIS OF PRESENTATION

The  condensed  financial  statements of The  Millbrook  Press Inc.  ("Company")
included  herein  have been  prepared  without  audit  pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management,  all adjustments  (which include only normal recurring  adjustments)
necessary to present  fairly the financial  position,  results of operations and cash flows for all periods  presented  have been made.  The results of the April
30, 2003 interim period are not  necessarily  indicative of the results that may be expected for the full fiscal year.

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

STOCK OPTION PLAN

The Company has reserved 900,000 shares of its common stock,  $.01 par value per share ("Common  Stock"),  under its 1994 Stock Option Plan ("Option Plan") which provides  that the  Stock  Option  and  Compensation  Committee  of the Board of
Directors, may grant stock options to eligible employees,  officers or directors of the Company or its affiliates.  The number of shares reserved for issuance is adjusted in accordance  with the  provisions  of the Option Plan.  Stock options granted by the Company  generally expire seven years after the grant date. Stock options generally vest 50% one year from the date of grant and 25% at the end of each of the next two years from the date of grant.

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

LINE OF CREDIT

The  Company  has a  $6,000,000  revolving  line of  credit  with a bank and has
$5,183,000  outstanding  under  this  line of  credit  at April  30,  2003.  The
$6,000,000  is the  maximum  available,  however it may be lower  based upon the eligible value of accounts  receivable and inventory.  As of April 30, 2003, the eligible inventory and accounts receivable was $5,260,000. The Company is not in compliance with certain of the covenants of the loan agreement,  as amended. The
Company has obtained a waiver from the bank for its non-compliance through April
30, 2003.

INCOME TAXES

State income taxes have been provided for the three and nine-month periods ended
April  30,  2003 and 2002.  The  Company  has fully  utilized  its  federal  net operating  losses through July 31, 2002. The Company has  established a deferred tax asset to  recognize  the timing  difference  between  income  for  financial reporting and income tax purposes.

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

The changes in the carrying  amount of goodwill for the nine-month  period ended
April 30, 2003 are as follows:

          Balance , August 1, 2002                     $    2,491,000
          Goodwill acquired during the period                      -
          Impairment loss                                  (2,491,000)
                                                       ---------------
Balance, April 30, 2003                                $           -
                                                       ===============

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

NOTE 2.   CHANGE IN ACCOUNTING  PRINCIPLE - GOODWILL AND OTHER INTANGIBLE ASSETS
          (CONTINUED)

Pro forma comparative results for the period ended April 30, 2002 follows:

                                                        Nine months      Nine months
                                                        ended April      ended April
                                                          30, 2003        30, 2002
                                                          (Actual)      (Pro Forma)
                                                        ------------    -----------

            Reported net loss                          $ (3,680,000)    $  (280,000)
            Add back:  Cumulative effect of a
             change in accounting principle               2,491,000              -
                                                       ------------     -----------
            Reported net loss before cumulative
             effect of a change in accounting
             principle                                   (1,189,000)       (280,000)
            Add back:  Goodwill amortization                    -           151,000
                                                       ------------     -----------
            Adjusted net loss                          $ (1,189,000)    $  (129,000)
                                                       ============     ===========

            Basic earnings per share:

            Reported net loss                          $      (1.28)    $     (0.10)
            Cumulative effect of a change in
             accounting principle                              0.87              -
                                                       ------------     -----------
            Reported net loss before cumulative
             effect of a change in accounting
             principle                                        (0.41)          (0.10)
            Goodwill amortization                                -             0.06
                                                       ------------    -------------
            Adjusted net loss                          $      (0.41)   $      (0.04)
                                                       ============    =============

NOTE 3.  MANAGEMENT'S PLAN

Although the Company has incurred recurring losses, it has secured a waiver from its bank for  non-compliance  with  financial  covenants  contained  in its loan agreement,  as amended.  The waiver  provided  relief from  non-compliance  with certain ratios through April 30, 2003,  which will allow the Company to continue its  operating  plans.  The  Company's  operating  plans  continue  to  focus on liquidity, taking steps to reduce overheads and investment spending.  Investment spending  will be  specifically  reduced by exiting  the Copper  Beech and Magic
Attic  Press  imprints,  the  Company  also  intends to reduce the number of new titles  published  in the  Millbrook  imprint.  The  result  of  this  decreased investment  spending may or may not result in impairment of certain asset values
(inventories,  royalties and plant costs) based on the fair value of items as of the date of discontinuation.  Any impairment that may result will be deducted as a non-cash  expense  in the  Company's  Statement  of  Operations.  Based on its
current  operating  plan,  the  Company  believes  that its  existing  resources together with cash  generated  from  forecasted  operations  and cash  available through  its  line of  credit  will  be  sufficient  to  satisfy  the  Company's contemplated  working  capital at least  through July 31, 2004.  As of April 30,
2003, the Company had working capital of $2,630,000 and stockholders'  equity of
$9,194,000.  However,  there  can be no  assurance  that the  Company's  working capital requirements will not exceed its available resources or that these funds will be sufficient  to meet the  Company's  longer-term  cash  requirements  for operations, partially since states have significantly reduced funding for school and library  expenditures.  Accordingly,  the Company may seek additional equity financing.  However,  there are no  agreements,  commitments  or  understandings regarding such financing.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW

            General

The Company is a publisher of children's  fiction and non-fiction books, in both hardcover  and  paperback,  for the school and library  market and the  consumer market. Since its inception, the Company has published more than 1,700 hardcover and 750 paperback books under its Millbrook,  Copper Beech, Twenty-First Century and  Roaring  Brook  Press  imprints.  The  Company's  books have been placed on numerous  recommended  lists by libraries,  retail  bookstores  and  educational organizations. In January 2003, the Company was awarded the Caldecott Gold Medal for its Roaring  Brook title,  "My Friend  Rabbit".  Books  published  under the
Millbrook  imprint have evolved from  information  intensive  school and library books to include  its current mix of highly  graphic,  consumer-oriented  books.
Therefore, many of its books can be distributed to the school and public library market as hardcover books while being simultaneously distributed to the consumer market as either  hardcover  or  paperback  books.  (The Copper  Beech  contract expires  July 31,  2003 and as part of its  operating  plan,  the Company is not
expecting  to  renew.)  (See  Note  3  under  Notes  to  Financial   Statements)
Twenty-First Century book titles are published primarily for the library market.
The Company has incurred  significant  expenses relating to the establishment of the  infrastructure  which  enables  the  Company to sell books to the  consumer market  and/or  develop  books  that can  appeal to both the  school  and public library market and consumer market.

            Consumer Market Compared to the School and Public Library Market

As the  Company  sells its  products  in the  consumer  market,  the  results of
operations  and  its  financial   condition   could  be  influenced  by  certain
distinctions  between  the  consumer  market and the  school and public  library market. Sales to the consumer market have a higher return rate than sales to the school and public  library  market and  accordingly  the Company  provides for a higher reserve for returns from its gross sales.

            Variability in Quarterly Results

A substantial  portion of the  Company's  business is highly  seasonal,  causing significant  variations  in operating  results  from quarter to quarter.  In the school and library  market,  net sales tend to be lowest in the second  calendar quarter and highest in the third calendar  quarter,  as schools purchase heavily in  anticipation  of opening in September.  The consumer market also tends to be highly  seasonal  and a large  proportion  of net  sales  can occur in the third calendar  quarter in  anticipation  of the holiday  gift season.  The  Company's current and future net sales and operating results should reflect these seasonal factors.

            Sales Incentives and Returns

In  connection  with  the  introduction  of new  books,  many  book  publishers, including the Company,  discount  prices of existing  products,  provide certain promotional  allowances  and  credits or give other  sales  incentives  to their customers.  The Company  intends to continue  such  practices in the future.  In addition,  the  practice  in the  publishing  industry  is to  permit  customers including  wholesalers and retailers to return merchandise.  Most books not sold may be  returned  to the  Company  for  credit.  The  rate of  return  also  can significantly  impact quarterly results since certain  wholesalers  return large quantities of products at one time  irrespective of marketplace  demand for such products, rather than spreading out the returns over the course of the year. The
Company  computes net sales by deducting  actual  returns as well as  additional reserves  as  required  from its gross  sales.  Return  allowance  may vary as a percentage  of gross  sales  based on actual  return  experience.  Although  the
Company  believes  its  reserves  have been  adequate  to date,  there can be no assurance  that returns by customers in the future will not exceed  historically observed  percentages  or  that  the  level  of  returns  will  not  exceed  the anticipated  amount of reserves  expected to be in the future. In the event that the amount  anticipated to be reserved  proves to be  inadequate,  the Company's operating results will be adversely affected.

RESULTS OF OPERATIONS

Net sales for the  quarter  ended  April 30,  2003 were  $3,409,000  compared to
$4,551,000 for the same period last year, a decrease of $1,142,000.  The decline in sales for the quarter is due to a decline in the trade sales  market,  as the
Company no longer  distributes  the Snappy  product line. The school and library market declined $565,000 from the same quarter last year. Net sales for the nine months ended April 30, 2003 were $9,270,000 compared to $14,281,000 for the same period last year, a decrease of $5,011,000.  This nine-month decline is due to a significant decrease in the trade and special sales markets ($4,022,000), as the
Company no longer  distributes  the Snappy  product line. The school and library market  recorded a decrease  of $989,000  over the same  period last year.  This decrease is in the telemarketing and direct sales areas.

Gross profit margin for the quarter ended April 30, 2003 amounted to $1,558,000, or 46% of net  sales  compared  to  $2,086,000  or 46% of net sales for the same period last year. For the nine months ended April 30, 2003,  gross profit margin was  $4,154,000  or 45% of net sales  compared to $6,304,000 or 44% of net sales for the same period last year.

Selling and  marketing  expenses  decreased  by $327,000 to  $1,431,000  for the quarter ended April 30, 2003 compared to $1,758,000  for the quarter ended April
30, 2002. For the nine months ended April 30, 2003, these expenses  decreased by
$946,000 to $4,150,000  compared to $5,096,000  for the same period in 2002. The decreased expenses are due mainly to lower commission, salary and catalog costs.

General and  administrative  expenses  decreased by $100,000 to $318,000 for the quarter  ended April 30, 2003  compared to $418,000 for the quarter  ended April
30, 2002. For the nine months ended April 30, 2003, these expenses  decreased by
$225,000 to $979,000  compared to $1,204,000  for the same period in 2002.  This decrease is mainly due to a reduction in overhead.

Operating  loss for the quarter  ended April 30, 2003 was  $191,000  compared to
$90,000 for the same period in 2002.  For the nine months  ended April 30, 2003, the operating loss was $975,000  compared to operating  income of $4,000 for the same period in 2002.

Interest  expense for the quarter  ended April 30, 2003 was $47,000  compared to
$80,000 for the same period last year. For the nine months ended April 30, 2003, interest expense was $180,000  compared to $239,000 for the same period in 2002.
A lower interest rate on the outstanding loan balance accounts for the favorable variance.

Net loss  after  tax but  before  cumulative  effect  of  change  in  accounting principle  for the quarter  ended April 30, 2003,  was $238,000  compared to net loss of $172,000 for the same period last year.  For the nine months ended April
30, 2003,  net loss was  $1,189,000  compared to $280,000 for the same period in
2002.  The primary  reason for this  change is the  decrease in net sales as set forth above.

BALANCE SHEET

Inventories  of finished  goods totaled  $6,967,000  and $7,186,000 at April 30,
2003 and 2002,  respectively.  The level of inventories decreased $219,000 or 3%
from the prior year. The reserve for slow moving inventory  totaled $465,000 and
$545,000  at April 30,  2003 and 2002,  respectively,  a  decrease  of  $80,000.
Accounts receivable totaled $3,729,000 and $4,619,000 at April 30, 2003 and 2002 respectively,  a decline of $890,000. A majority of this decline is due to lower sales for the same period, year over year.

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

The changes in the carrying  amount of goodwill for the nine-month  period ended
April 30, 2003 are as follows:

               Balance , August 1, 2002                    $ 2,491,000
               Goodwill acquired during the period                 -
               Impairment loss                              (2,491,000)
                                                           -----------
               Balance, April 30, 2003                     $       -
                                                           ===========

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

CHANGE  IN  ACCOUNTING   PRINCIPLE  -  GOODWILL  AND  OTHER  INTANGIBLE   ASSETS
(CONTINUED)

Pro forma comparative results for the period ended April 30, 2002 follows:

                                                        Nine months      Nine months
                                                        ended April      ended April
                                                          30, 2003        30, 2002
                                                          (Actual)      (Pro Forma)
                                                        ------------    -----------

            Reported net loss                          $ (3,680,000)    $  (280,000)
            Add back:  Cumulative effect of a
             change in accounting principle               2,491,000              -
                                                       ------------     -----------
            Reported net loss before cumulative
             effect of a change in accounting
             principle                                   (1,189,000)       (280,000)
            Add back:  Goodwill amortization                    -           151,000
                                                       ------------     -----------
            Adjusted net loss                          $ (1,189,000)    $  (129,000)
                                                       ============     ===========

            Basic earnings per share:

            Reported net loss                          $      (1.28)    $     (0.10)
            Cumulative effect of a change in
             accounting principle                              0.87              -
                                                       ------------     -----------
            Reported net loss before cumulative
             effect of a change in accounting
             principle                                        (0.41)          (0.10)
            Goodwill amortization                                -             0.06
                                                       ------------    -------------
            Adjusted net loss                          $      (0.41)   $      (0.04)
                                                       ============    =============

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2003, the Company had a $6,000,000 revolving line of credit with a bank.  The maximum  amount  available is  $6,000,000,  however it may be lower based upon the eligible value of accounts receivable and inventory.  As of April
30, 2003, the eligible  inventory and accounts  receivable was  $5,260,000.  The line of credit restricts the ability of the Company to obtain working capital in the form of  indebtedness,  to grant  security  interest  in the  assets  of the
Company or pay dividends on the Company's securities.  As of April 30, 2003, the
Company  was  not in  compliance  with  certain  of the  covenants  of the  loan
agreement.   The  Company   has   obtained  a  waiver  from  its  bank  for  its
non-compliance  through  April 30,  2003.  This loan  agreement  is scheduled to expire  December 31,  2004.  As of April 30,  2003,  the Company had  $5,183,000
outstanding  under this line of credit  compared to  $4,986,000  as of April 30,
2002.

As of April 30,  2003,  the Company had cash and working  capital of $24,000 and
$2,630,000,  respectively, as opposed to cash and working capital of $29,000 and
$3,923,000,  respectively, as of April 30, 2002. The decrease in working capital is largely due to the  implementation of the new fiction imprint,  Roaring Brook
Press, and decreased sales in the trade market,  due to the exit from the Snappy product  line.  Due to the  increased  investment in Roaring Brook and decreased sales in the  trade  market,  cash  flow is and will  continue  to be a focus of management.  The Company is taking steps to reduce its  overhead and  investment spending.

Based on its current  operating  plan,  the Company  believes  that its existing resources  together with cash  generated  from  forecasted  operations  and cash available through its line of credit will be sufficient to satisfy the Company's contemplated  working  capital  requirements  at least  through  July 31,  2004.
However,   there  can  be  no  assurance  that  the  Company's  working  capital requirements will not exceed its available resources or that these funds will be sufficient to meet the Company's  longer-term cash  requirements for operations.
Accordingly,  the  Company  may seek  additional  funds.  However,  there are no agreements, commitments or understandings regarding any such financing.

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking  statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended, which are intended to be covered by
the  safe  harbors   created   therein.   Investors  are   cautioned   that  all
forward-looking  statements  involve risks and  uncertainty,  including  without
limitation,   the  Company's  future  cash  resources  and  liquidity,   further
expenditures  by local  authorities and governments on school and library books, current year revenue and net income,  future  revenues  from the  Company's  new fiction imprint and Twenty-First Century imprints, the ability of the Company to fully  exploit a book's  sales  potential in the school and library and consumer markets and the impact of the  Company's  steps to reduce its  overhead and cash commitments.  Although the Company believes that the assumptions  underlying the
forward-looking   statements  contained  herein  are  reasonable,   any  of  the
assumptions could be inaccurate,  and therefore,  there can be no assurance that the  forward-looking  statements  included  in this Form 10-QSB will prove to be
accurate.   In  light  of  the   significant   uncertainties   inherent  in  the
forward-looking  statements  included herein,  the inclusion of such information should not be regarded as a  representation  by the Company or any other  person that the objectives and plans of the Company will be achieved.

PART II     OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

                 None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     99.1     Certification  of the Chief Executive  Officer and Chief Financial
              Officer under Section 906 of the Sarbanes-Oxley Act.

     99.2     Employment  Agreement,  dated as of April 1, 2003,  by and between the Company and David Allen.

     99.3     Employment  Agreement,  dated as of April 1, 2003,  by and between the Company and Simon Boughton.

     99.4     Employment  Agreement,  dated as of April 1, 2003,  by and between the Company and Jean E. Reynolds.

     99.5     Waiver Letter,  dated June 12, 2003, by and between  People's Bank and the Company.

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

                                        The Millbrook Press, Inc.
                                        ------------------------
                                        (Registrant)

Date:     June 23, 2003                 By:  /s/ David Allen
                                             ----------------------------
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

Date:  June 23, 2003

                                          By:  /s/ David Allen
                                               ----------------------
                                               David Allen
                                               Principal Executive
                                               Officer and Principal
                                               Financial Officer

