Form 10KSB
period 2005-07-31
MPLC, Inc.
filed 2005-10-31
CIK 1022899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   Form 10-KSB

|X| Annual Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the Fiscal Year ended July 31, 2005

|_| Transition Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ___________ to ___________

                        Commission File Number: 34-51353

                                   MPLC, Inc.
                 (Name of Small Business Issuer in its Charter)

                     Delaware                    06-1390025
              (State of Incorporation)     (IRS Employer ID No.)

                  1775 Broadway, Suite 604, New York, NY 10019
              (Address of Principal Executive Offices and Zip Code)

                                 (212) 247-4590
                           (Issuer's telephone number)

           Securities Registered under Section 12(b) of the Act: None

              Securities Registered under Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_|   No |X|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes |X|   No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |X|   No |_|

Issuer's revenues for its most recent fiscal year: $0.

As of October 26, 2005, the Issuer had 28,698,870 shares of common stock issued and outstanding.

As of October 26, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, was $2,286,260.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes |X|   No |_|

Table of Contents

Part I.

        Item 1.      Description of Business.                                  1

        Item 2.      Description of Property.                                  9

        Item 3.      Legal Proceedings.                                        9

        Item 4.      Submission of Matters to a Vote of Security Holders.      9

Part II.

        Item 5.      Market for Common Equity and Related Stockholder
                     Matters.                                                  9

        Item 6.      Management's Discussion and Analysis or Plan of
                     Operation.                                               11

        Item 7.      Financial Statements.                                    15

        Item 8.      Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.                     43

        Item 8A.     Controls and Procedures.                                 43

        Item 8B.     Other Information                                        43

Part III.

        Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                     Securities Exchange Act.                                 44

        Item 10.     Executive Compensation.                                  47

        Item 11.     Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters.              48

        Item 12.     Certain Relationships and Related Transactions.          49

        Item 13.     Exhibits.                                                50

        Item 14.     Principal Accountant Fees and Services.                  50

Signatures

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Some of the statements contained in this annual report on Form 10-KSB of MPLC, Inc. (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this report, forward-looking statements are generally identified by the words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company's securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.. Important factors that may cause actual results to differ from projections include, for example:

      o the success or failure of management's efforts to implement the Company's plan of operation;

      o     the ability of the Company to fund its operating expenses;

      o the ability of the Company to compete with other companies that have a similar plan of operation;

      o the effect of changing economic conditions impacting our plan of operation; and

      o the ability of the Company to meet the other risks as may be described in future filings with the SEC.

General Background of the Registrant

MPLC, Inc. (f/k/a The Millbrook Press Inc.) (the "Company" or "MPLC") was incorporated under the laws of the State of Delaware in 1994. Until 2004, the Company was a publisher of children's nonfiction books, in both hardcover and paperback, for the school and library market and the consumer market. The Company published more than 1,700 hardcover and 750 paperback books under its Roaring Book ("Roaring Book"), Millbrook ("Millbrook"), Copper Beech ("Copper Beech"), and Twenty-First Century ("Twenty-First Century") imprints. In recent years, schools and public libraries across the country suffered major fiscal crises, and responded by cutting back on their book acquisitions. The effect on the Company's business was severe. Accordingly, the Company engaged in negotiations with People's Bank, its secured lender, and a committee of its largest unsecured creditors, in an attempt to restructure its obligations out of court. When it became clear that the restructuring would not be successful, the Company decided to seek the protection of the Bankruptcy Court.

On February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court"). After filing for bankruptcy, the Company began to sell its imprints. In April 2004, the Company sold its Roaring Book imprint in an auction for approximately $4.4 million. In July 2004, the Company sold both the Millbrook and Twenty-First Century imprints together in an auction for approximately $3.4 million. The Company sold the Copper Beach imprint and remaining inventory in late 2004 for approximately $165,000. In addition, beginning in February 2004, the Company began to sell off its inventory and raised approximately an additional $2.1 million.

In connection with the order of the U.S. Bankruptcy Court dated January 25, 2005, the Court authorized the Company's entry into a stock purchase agreement with First Americas Partners, LLC ("First Americas"), a New York limited liability company controlled by Isaac Kier. Pursuant to the stock purchase agreement dated January 24, 2005, the Company agreed to, among other things, (1) issue to First Americas for $75,000, shares of the Company's common stock representing 90% of the Company shares outstanding post-issuance, (2) cause the resignation of the Company's then officers and directors and the appointment to the Board of the director nominees of First Americas, (3) amend the Company's certificate of incorporation to allow for the issuance of the shares to First Americas, and (4) cause the cancellation of all remaining options, warrants and other rights to purchase shares of the Company's common stock. As a result of the transaction, First Americas became the controlling shareholder of the Company and Mr. Kier and Sid Banon became directors of the Company. Mr. Kier was appointed the Company's President, Secretary and Treasurer. Subsequently, Mr. Jerome Chazen was appointed to the Board. In May 2005, First Americas distributed the majority of its shares of common stock to Mr. Kier, and sold shares to Messrs. Banon and Chazen and two other persons.

Also in connection with the foregoing transaction, the Company entered into (1) a letter agreement with First Americas and David Allen, a former officer of the Company, pursuant to which Mr. Allen agreed to act as bankruptcy administrator to conclude the bankruptcy business of the Company, including such activities as collecting outstanding amounts receivable, clearing checks written by the Company prior to the closing of the transaction and issuing checks for remaining expenses and obligations of the Company in connection with the Company's bankruptcy, and (2) an escrow agreement with Mr. Allen and North Fork Bank, pursuant to which the assets that the Company held immediately prior to the closing of the transaction, after payment of remaining bankruptcy claims, will be distributed as a special distribution for the benefit of the Company's shareholders.

By July 31, 2004, the Company had paid all secured creditors 100% of amounts owed. Beginning in January 2005, after Bankruptcy Court approval, the Company began to pay all pre-petition unsecured creditors and post petition administrative claims. As of July 31, 2005 all pre petition unsecured creditors other than one had been paid 100% of the amounts owed and all post petition administrative claims submitted have been paid. The bankruptcy administrator has informed the Company that the final unsecured creditor has been paid from trustee funds according to an agreement reached between the creditor and the bankruptcy administrator. In addition, the bankruptcy administrator has reserved for miscellaneous administrative claims not yet submitted. After the effect of the above reserves, the Company has been informed by the bankruptcy administrator that he anticipates that approximately $1.34 million dollars, or approximately $0.45 per eligible share, will be distributed to shareholders of the Company of record as of October 31, 2005, subject to Bankruptcy Court approval of the satisfaction of negotiated creditor's claims. The recipients of such distribution will not include the Company's controlling shareholder or his transferees.

As a result of the order of the U.S. Bankruptcy Court dated January 25, 2005, except as otherwise described herein, the Company will be free from all liens, claims and interests of others that arose prior to the effective date of the Company's bankruptcy plan.

The executive office of the Company is located at 1775 Broadway, Suite 604, New York, NY 10019. Its telephone number is (212) 247-4590. The Company's sole officer is Isaac Kier and its directors are Mr. Kier, Sid Banon and Jerome Chazen.

Fresh Start Reporting

As a result of it's bankruptcy filing under Chapter 11, the Company is subject to the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting. As the fair value of the Predecessor Company's net assets were determined to be $-0-, this became the new basis for the Successor Company's balance sheet as of April 26, 2005, and all results of operations beginning April 26, 2005 are those of the Successor Company.

Under SOP 90-7, fresh-start reporting should be applied when, upon emergence from bankruptcy law proceedings, the reorganization value of a company is less than the sum of all allowed claims and post-petition liabilities of the company and the holders of the old common shares receive fewer than fifty percent of the new voting shares in the reorganization. Reorganization value is the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after restructuring. On January 25, 2005, the Bankruptcy Court confirmed the Plan of Reorganization. All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting.

The Company's anticipated emergence from Chapter 11 resulted in a new reporting entity. The effective date of the new entity was considered to be the beginning of business on April 26, 2005 for financial reporting purposes. The fiscal periods prior to April 26, 2005 pertain to what is designated in the Company's financial statements and notes thereto as the "Predecessor Company," while the fiscal periods subsequent to and including April 26, 2005 pertain to what is designated the "Successor Company." Where a financial statement item applies to both the Successor and Predecessor Companies, we refer to the Company. As a result of the implementation of fresh-start reporting, the financial statements of the Successor Company subsequent to and including April 26, 2005 are not comparable to the Predecessor Company's financial statements for prior periods.

Registration Statement

Until October 2003, the Company was registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and filed reports with the Securities and Exchange Commission (the "Commission") pursuant to Sections 13(a) and 15(d) of the Exchange Act. In late 2003, the Company determined that maintaining its registration was costing the Company approximately $250,000 per year and, in an attempt to reduce expenses, voluntarily terminated its registration on October 29, 2003. The Company was permitted to terminate its registration because it had fewer than 300 record holders of its shares of common stock.

In June 2005, the Company voluntarily filed a registration statement on Form 10-SB in order to once again become registered under Section 12(g) of the Exchange Act. As a "reporting company", the Company is obligated to file with the Commission certain interim and periodic reports, including this annual report containing audited financial statements. The Company anticipates that it will continue to file such reports as required under the Exchange Act.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its website address, which is http://www.sec.gov.

Until October 2003, the common stock of the Company was traded under the symbol MILB on the NASDAQ SmallCap Market. Since such time, the Company's common stock has been subject to quotation on the pink sheets under the trading symbol MILB. There can be no assurance that there will be an active trading market for our securities. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

New Business Objectives of the Company

As a result of the bankruptcy proceeding, the Company has no present operations. New management is determined to direct its efforts to locate and consummate a merger or acquisition with a private entity (a "Business Combination"). The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a possible Business Combination.

Management believes that various types of potential merger or acquisition candidates might find a Business Combination with the Company to be attractive. These include acquisition candidates desiring to eventually create a more liquid market for their shares, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential Business Combination with the Company to be an attractive alternative. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of an acquisition candidate.

Prior to making a decision to participate in a Business Combination, the Company will generally request as much relevant information as possible regarding the acquisition candidate, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements could be produced within a required period of time.

In evaluating a prospective Business Combination, we would consider, among other factors, the following: (i) costs associated with pursuing the Business Combination; (ii) growth potential of the business to be acquired, (iii) experiences, skills and availability of additional personnel necessary to operate the business to be acquired; (iv) necessary capital requirements of the business to be acquired; (v) the competitive position of the business to be acquired; (vi) the stage of business development of the business to be acquired;
(vii) the market acceptance of the potential products and services of the business to be acquired; (viii) proprietary features and intellectual property of the business to be acquired; and (ix) the regulatory environment that may be applicable to any prospective business to be acquired. The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant.

The Company is unable to predict when it may find a possible acquisition candidate. We expect, however, that the analysis of specific proposals and the selection of a potential transaction may take several months or more. There can also be no assurances that the Company will be able to successfully pursue an acquisition candidate. In that event, there is a substantial risk to the Company that failure to complete a Business Combination will force management to cease operations and liquidate the Company.

Management intends to devote such time as it deems necessary to carry out the Company's affairs. The exact length of time required for the pursuit of a Business Combination is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our management will actually devote to the Company's plan of operation.

Mr. Kier owns a majority of the total issued and outstanding shares of the Company. As a result, Mr. Kier has the ability to unilaterally approve a prospective Business Combination on behalf of all shareholders. Notwithstanding the fact that Mr. Kier can unilaterally approve a prospective Business Combination, the Company intends to provide the Company's shareholders with complete disclosure documentation concerning a potential Business Combination prior to its consummation in the manner required by applicable state law and federal securities laws.

SEARCH FOR A BUSINESS COMBINATION

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to enhance the liquidity of their shares. The Company does not propose to restrict its search for a Business Combination to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, manufacturing, high technology, biotechnology, product development, medical, communications and others. The Company's discretion in the selection of a Business Combination is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding a desirable Business Combination, and no assurance can be given that any acquisition which does occur will be on terms that are favorable to the Company or its shareholders.

Our management is not required to commit their full time to our affairs. As a result, pursuing a Business Combination may require a greater period of time than if they would devote their full time to our affairs. Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities similar to those of the Company. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular Business Combination should be presented. Mr. Kier, a director and our President, Secretary and Treasurer, currently serves as a director of three other such companies. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to such corporation. In cases where our management has multiple business affiliations, they may have similar legal obligations to present certain business opportunities to multiple entities. If several business opportunities or operating entities approach management with respect to a Business Combination, management will consider a number of factors, including preferences of the management of the operating company and availability of resources of the acquiring company. However, management will act in what it believes will be in the best interests of the shareholders of the Registrant and other respective public companies.

The Company intends to conduct its activities so as to avoid being classified as an "Investment Company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Registrant is a Blank Check Company

At present, the Company has no sources of revenue and has no specific business plan or purpose. The Company's business plan is to seek a Business Combination. As a result, the Company is a "blank check" or "shell" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of shell companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities or undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan and closed on a suitable Business Combination.

The Company's common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Registrant is subject to the penny stock rules, it may be more difficult to sell the Company's common stock.

RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

DEPENDENCE ON KEY PERSONNEL

The Company is dependent upon the continued services of its officers and directors. To the extent that their services become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that it will be able to recruit and hire qualified persons upon acceptable terms.

BECAUSE WE MAY BE DEEMED TO HAVE NO "INDEPENDENT" DIRECTORS, ACTIONS TAKEN AND EXPENSES INCURRED BY OUR OFFICERS AND DIRECTORS ON OUR BEHALF WILL GENERALLY NOT BE SUBJECT TO "INDEPENDENT" REVIEW

Each of our directors owns shares of our securities and, although no compensation will be paid to them for services rendered prior to or in connection with a Business Combination, they may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed "independent," we may not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our directors on our behalf will be in our best interests, we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations.

LIMITED RESOURCES; NO PRESENT SOURCES OF REVENUE

At present, we have limited business operations and our business activities are limited to seeking a Business Combination. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no current source of operating income, revenues or cash flow from operations. Mr. Kier has indicated to us that he currently intends to provide us with limited funding in the form of loans, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek a Business Combination, as well as funding the costs, including professional auditing and accounting fees and expenses related to continuing to be a reporting company under the Exchange Act. Through July 31, 2005 and October 26, 2005, Mr. Kier has made advances totaling $44,000 and $94,000, respectively, to fund expenses, which amount accrues interest at a rate of 8% per annum. However, we have no written agreement with Mr. Kier to provide any interim financing for any period and there is no assurance that he will provide such funding. In addition, we will not generate any revenues at least until, and we will only potentially generate revenues if, we enter into a new business, of which there can be no assurance.

BROAD DISCRETION OF MANAGEMENT

Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential Business Combination in which we may engage. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a Business Combination. There can be no assurance that determinations made by our management will permit us to achieve our business objectives.

UNSPECIFIED INDUSTRY FOR PROSPECTIVE BUSINESS COMBINATIONS; UNASCERTAINABLE
RISKS

There is no basis for shareholders to evaluate the possible merits or risks of potential Business Combinations or the particular industry in which we may ultimately operate. To the extent that we effect a Business Combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of such entity. In addition, to the extent that we effect a Business Combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of a Business Combination.

THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR BUSINESS COMBINATION

The Company has no current arrangement, agreement or understanding with respect to engaging in a Business Combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating or in concluding a Business Combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a Business Combination with such business entity. Accordingly, the Company may enter into a Business Combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There can be no assurance that the Company will be able to negotiate a Business Combination on terms favorable to the Company. In addition, there can be no assurance that a Business Combination will benefit shareholders or prove to be more favorable to shareholders than any other investment that may be made by shareholders and investors.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of a Business Combination. Obtaining audited financial statements will be the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a Business Combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a Business Combination with such a business entity might prove to be an unfavorable one for the Company.

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

There is currently no substantial active trading market in our shares. There can be no assurance that there will be an active trading market for our securities following commencement of a new business. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

CONFLICTS OF INTEREST

Our management is not required to commit their full time to our affairs. As a result, pursuing Business Combinations may require a greater period of time than if they would devote their full time to our affairs. Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities similar to those of the Company. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular Business Combination should be presented. Mr. Kier, a director and our President, Secretary and Treasurer, currently serves as a director of three other such companies. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to such corporation. In cases where our management has multiple business affiliations, they may have similar legal obligations to present certain business opportunities to multiple entities. If several business opportunities or operating entities approach management with respect to a Business Combination, management will consider a number of factors, including preferences of the management of the operating company and availability of resources of the acquiring company. However, management will act in what it believes will be in the best interests of the shareholders of the Registrant and other respective public companies.

COMPETITION

We expect to encounter intense competition from other entities seeking to pursue Business Combinations. Many of these entities are well-established and have extensive experience in identifying prospective Business Combinations. Many of these competitors possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully. Based upon our limited financial and personnel resources, we may lack the resources necessary to compete with many of our potential competitors.

ADDITIONAL FINANCING REQUIREMENTS

We have no revenues and are dependent upon the willingness of Mr. Kier to fund through loans to the Company the costs associated with our reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. The Company has incurred and expects to continue to incur costs for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees. We do not expect to generate any revenues until, and we will only potentially generate revenues if, we enter into a new business. We believe that we will have sufficient funds available to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. In the event that our available funds from our affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees required in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available at all or on terms acceptable to us. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

STATE BLUE SKY REGISTRATION; POTENTIAL LIMITATIONS ON RESALE OF THE SECURITIES

The holders of our shares of common stock and those persons who desire to purchase them in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.

DIVIDENDS UNLIKELY

We do not expect to pay dividends for the foreseeable future because we have no revenues. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial condition. The payment of any future dividends will be within the discretion of our board of directors. It is our expectation that after the consummation of a Business Combination that future management will determine to retain any earnings for use in business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT

In conjunction with completion of a Business Combination, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents a majority of the voting power and equity of the Company, which will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the Business Combination agreement, the current controlling shareholder of the Company may agree to sell or transfer all or a portion of the Company's common stock he owns so as to provide the target company with majority control. The resulting change in control of the Company will likely result in removal of the present officer and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

POSSIBLE DILUTION OF VALUE OF SHARES UPON A BUSINESS COMBINATION

A Business Combination normally will involve the issuance of a significant number of additional shares of common stock. Depending upon the value of the assets acquired in such Business Combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

COMPLIANCE WITH PENNY STOCK RULES

Our securities will be considered a "penny stock" as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of "penny stock", the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements could limit the level of trading activity for our common stock and could make it more difficult for investors to sell our common stock.

REGULATION UNDER INVESTMENT COMPANY ACT

In the event the Company engages in a Business Combination which results in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

TAXATION

Federal and state tax consequences will, in all likelihood, be major considerations in any Business Combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any Business Combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such Business Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

RISKS OF DOING BUSINESS IN A FOREIGN COUNTRY

Although we intend to focus our search on target businesses located within the United States, we are not limited to this geographical region. It is possible that prospective target businesses could be introduced to us in this and other areas. If we locate a suitable target business outside of the United States, we would be subject to all the inherent risks of doing business in that foreign country. For instance, many countries have had economic difficulties and political instability. If we were to complete a Business Combination with a target business located in another country, our operations and profitability could be negatively affected by that country's response to these and other issues. In addition, we cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, it may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

GENERAL ECONOMIC RISKS

The Registrant's current and future business plans are dependent, in large part, on the state of the general economy. Adverse changes in economic conditions may adversely affect our plan of operation.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has no properties and, at this time, has no agreements to acquire any properties. The Company's current address is 1775 Broadway, New York, NY 10019. The Company's office space is currently provided by First Americas Management LLC, an affiliate of Mr. Kier, at no cost.

ITEM 3. LEGAL PROCEEDINGS

Other than a matter recently settled by the bankruptcy administrator in connection with a dispute with one creditor, a former landlord, for approximately $60,000, the Company's officers and directors are not aware of any threatened or pending litigation to which the Company is a party, or which any of its property is the subject, and which would have any material, adverse effect on the Company. The Company, prior to its bankruptcy proceeding, was subject to several claims. As a result of the order of the U.S. Bankruptcy Court dated January 25, 2005, except as otherwise described in this report, the Company will be free from all liens, claims and interests of others that arose prior to the effective date of the Company's bankruptcy plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

The Company's common stock is subject to quotation on the pink sheets under the symbol MILB. Until October 2003, the common stock of the Company was traded under the symbol MILB on the NASDAQ SmallCap Market. The following table shows the high and low bid prices for the Company's common stock during the last two fiscal years, and the interim periods since ended, as reported by the National Quotation Bureau Incorporated. These prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                       Price of Common Stock ($)
                                                       -------------------------
                                                          High           Low
                                                       -------------------------
FISCAL 2003
-----------
August 1, 2002 - October 31, 2002                         2.00          0.75
November 1, 2002 - January 31, 2003                       2.00          1.46
February 1, 2003 - April 30, 2003                         1.77          1.30
May 1, 2003 - July 31, 2003                               1.41          1.15

FISCAL 2004
-----------
August 1, 2003 - October 31, 2003                         1.20          0.21
November 1, 2003 - January 31, 2004                       0.51          0.20
February 1, 2004 - April 30, 2004                         0.26          0.13
May 1, 2004 - July 31, 2004                               0.15          0.09

FISCAL 2005
-----------
August 1, 2004 - October 31, 2004                         0.25          0.19
November 1, 2004 - January 31, 2005                       0.23          0.07
February 1, 2005 - April 30, 2005                         0.205         0.18
May 1, 2005 - July 31, 2005                               0.35          0.18

FISCAL 2006
-----------
August 1, 2005-October 26, 2005                           0.45          0.35

HOLDERS

As of the date of this report, there are approximately 40 holders of record of the Company's common stock. The Company believes that there are approximately 600 beneficial owners of the Company's common stock.

DIVIDENDS

The Company has not paid any dividends on its common stock within the past two fiscal years or during the current fiscal year, and has no plans to do so in the foreseeable future.

On October 20, 2005, the bankruptcy administrator informed the Company that he will make a one-time cash distribution of approximately $0.45 per share of common stock eligible for such distribution to shareholders of record as of October 31, 2005, subject to Bankruptcy Court approval of the satisfaction of negotiated creditor's claims. Such distribution will not be paid on shares purchased by the Company's controlling shareholder pursuant to the stock purchase agreement dated January 24, 2005, including any of such shares that have been transferred by the controlling shareholder.

This distribution of funds is the final step in the bankruptcy process which began in February 2004 when the Company sought protection under Federal Bankruptcy Laws. The Company has paid or provided for all post-petition administrative claims and all pre-petition secured and unsecured claims and this distribution will represent funds remaining after satisfaction of such expenses and claims.

The bankruptcy administrator has informed the Company that he expects the distribution to take place on or prior to December 20, 2005. Once this distribution is made the Company's shareholders will have no further claims to any bankruptcy proceeds.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

There are no securities authorized for issuance under any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth information relating to all previous sales of our common stock, which sales were not registered under the Securities Act of 1933.

On April 26, 2005, the Company issued 25,828,983 restricted shares of its common stock to First Americas in exchange for $75,000 in cash. Mr. Kier, an officer and director of the Company, controls First Americas. With respect to the sales made to Mr. Kier, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On January 21, 2000, Richard K. Wulff, Chief of Office of Small Business Operations at the Securities and Exchange Commission issued an interpretive letter to the NASD Regulation, Inc., in which he stated as follows:

"It is our view that, both before and after the business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies, as well as their transferees, are "underwriters" of the securities issued. Accordingly, we are also of the view that the securities involved can only be resold through registration under the Securities Act. Similarly, Rule 144 would not be available for resale transactions in this situation, regardless of technical compliance with that rule, because these resale transactions appear to be designed to distribute or redistribute securities to the public without compliance with the registration requirements of the Securities Act."

This interpretation also states that securities held by officers, directors, promoters, and affiliates can only be resold through registration under the Securities Act.

As a result of the foregoing, Mr. Kier and the other transferees of First Americas may not be able to rely on the provisions of Rule 144. They may instead be required to file a registration statement under Securities Act of 1933 in order to complete any public sales of their shares.

PURCHASE OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company intends to acquire assets or shares of an entity engaged in a business that generates, or has the potential of generating revenues, in exchange for securities of the Company. The Company has not identified a particular acquisition target as of the date of filing of this report, and is not in negotiations regarding any such acquisition. As of the date of this report, none of the Company's officers, directors, promoters or affiliates is engaged in any negotiations with any representative of any other company regarding a Business Combination between the Company and such other company.

The Company intends to remain a shell company until a merger or acquisition is consummated, and it is anticipated that during that time frame the Company's cash requirements will be minimal. The Company does not anticipate that it will have to raise capital during the next twelve months. The Company also does not expect to make any significant capital acquisitions during the next twelve months.

The Company intends to seek to carry out its business plan as discussed herein. In order to do so, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of its registration statement on Form 10-SB, and in conjunction with future compliance with its on-going reporting obligations under the Exchange Act. Because the Company has no capital with which to pay these anticipated expenses, Mr. Kier has indicated to us that he currently intends to provide us with limited funding in the form of loans, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek a Business Combination, as well as funding the costs, including professional auditing and accounting fees and expenses related to continuing to be a reporting company under the Exchange Act. Through July 31, 2005 and October 26, 2005, Mr. Kier has made advances totaling $44,000 and $94,000, respectively, to the Company, which accrues interest at a rate of 8% per annum. However, we have no written agreement with Mr. Kier to provide any interim financing for any period and there is no assurance that he will provide such funding. Should Mr. Kier fail to loan the Company funds to pay such expenses, the Company has not identified any alternative sources, and there is substantial doubt about the Company's ability to continue as a going concern. The Company currently does not intend to raise funds, either debt or equity, from investors while the Company is a blank check company, and the Company will not borrow any funds to make any payments to the Company's management or affiliates.

The Company has no employees and does not expect to hire any prior to effecting a Business Combination. The Company's President has agreed to allocate a portion of his time to the activities of the Company, without compensation. The President anticipates that the business plan of the Company can be implemented by his devoting a portion of his available time to the business affairs of the Company.

The Company's board of directors intends to provide the Company's shareholders with complete disclosure documentation concerning the structure of a proposed Business Combination prior to consummation.

FRESH-START REPORTING

As a result of it's bankruptcy filing under Chapter 11, the Company is subject to the provisions of American Institute of Certified Public Accountants Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting. As the fair value of the Predecessor Company's net assets were determined to be $-0-, this became the new basis for the Successor Company's balance sheet as of April 26, 2005, and all results of operations beginning April 26, 2005 are those of the Successor Company.

Under SOP 90-7, fresh-start reporting should be applied when, upon emergence from bankruptcy law proceedings, the reorganization value of a company is less than the sum of all allowed claims and post-petition liabilities of the company and the holders of the old common shares receive fewer than fifty percent of the new voting shares in the reorganization. Reorganization value is the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after restructuring. On January 25, 2005, the Bankruptcy Court confirmed the Plan of Reorganization. All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting.

The Company's anticipated emergence from Chapter 11 resulted in a new reporting entity. The effective date of the new entity was considered to be the beginning of business on April 26, 2005 for financial reporting purposes. The fiscal periods prior to April 26, 2005 pertain to what is designated in the Company's financial statements and notes thereto as the "Predecessor Company," while the fiscal periods subsequent to and including April 26, 2005 pertain to what is designated the "Successor Company." Where a financial statement item applies to both the Successor and Predecessor Companies, we refer to the Company. As a result of the implementation of fresh-start reporting, the financial statements of the Successor Company subsequent to and including April 26, 2005 are not comparable to the Predecessor Company's financial statements for prior periods.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes to the Financial Statements, which are included in this annual report on Form 10-KSB.

Until 2004, the Company was a publisher of children's nonfiction books, in both hardcover and paperback, for the school and library market and the consumer market. The Company published more than 1,700 hardcover and 750 paperback books under its Roaring Book, Millbrook, Copper Beech, and Twenty-First Century imprints. In recent years schools and public libraries across the country suffered major fiscal crises, and responded by cutting back on their book acquisitions. The effect on the Company's business was severe. Accordingly, the Company engaged in negotiations with People's Bank, its secured lender, and a committee of its largest unsecured creditors, in an attempt to restructure its obligations out of court. When it became clear that the restructuring would not be successful, the Company decided to seek the protection of the Bankruptcy Court.

On February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut. After filing for bankruptcy, the Company began to sell each of its imprints. The Company's plan in bankruptcy called for the continued sales of current inventory until the various imprints could be sold. It was determined that the best way to proceed for the benefit of the Company's creditors, shareholders and employees was to sell the imprints individually rather than as a single unit. Consequently, The financial statements as of July 31, 2004 reflect the discontinued operations of the Company and the sales of various imprints. In April 2004, the Company sold its Roaring Book imprint in an auction for approximately $4.4 million. In July 2004, the Company sold both the Millbrook and Twenty-First Century imprints together in an auction for approximately $3.4 million. The Company sold the Copper Beach imprint and remaining inventory in late 2004 for approximately $165,000. In addition, beginning in February 2004, the Company began to sell off its inventory and raised approximately an additional $2.1 million. As of July 31, 2004, the Company has paid 100% of amounts owed. The Company estimates that it will have available funds to pay all unsecured creditors 100% of amounts owed and will have sufficient cash to make a shareholder distribution. Neither First Americas or its transferees will be entitled to participate in such distribution. The Company estimates that the bankruptcy proceeding will be concluded by November 2005.

Traditional year over year comparisons of the statement of operations and balance sheets become less significant as the Company filed for bankruptcy in 2004 and began to sell assets.

The 2004 statement of operations details the net loss recognized from the disposal of the significant imprints of the Company along with the loss from discontinued operations of those imprints prior to their sale, while the 2005 statement of operations details the administrative and ongoing expenses for the predecessor and successor operations.

The Company's balance sheet at July 31, 2005 reflects the effect of its Plan of Reorganization which called for the Company to sell its assets and raise cash to pay liabilities and distribute any remainder to shareholders, along with the implementation of fresh-start accounting.

CRITICAL ACCOUNTING POLICIES

FRESH-START REPORTING

Under SOP 90-7, fresh-start reporting should be applied when, upon emergence from bankruptcy law proceedings, the reorganization value of a company is less than the sum of all allowed claims and post-petition liabilities of the company and the holders of the old common shares receive fewer than fifty percent of the new voting shares in the reorganization. Reorganization value is the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after restructuring. On January 25, 2005, the Bankruptcy Court confirmed the Plan of Reorganization. All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting.

The Company's anticipated emergence from Chapter 11 resulted in a new reporting entity. The effective date of the new entity was considered to be the beginning of business on April 26, 2005 for financial reporting purposes. The fiscal periods prior to April 26, 2005 pertain to what is designated the "Predecessor Company," while the fiscal periods subsequent to and including April 26, 2005 pertain to what is designated the "Successor Company." Where a financial statement item applies to both the Successor and Predecessor Companies, we refer to the Company. As a result of the implementation of fresh-start reporting, the financial statements of the Successor Company subsequent to and including April 26, 2005 are not comparable to the Predecessor Company's financial statements for prior periods.

The Predecessor Company's financial statements have been presented in conformity with SOP 90-7. SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company. See "Liabilities Subject to Compromise" (Note
3) and "Plan of Reorganization" (Note 2). Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of February 6, 2004, the bankruptcy filing date, as reflected in the Company's accounting records. Liabilities, including pre-petition liabilities, are reported on the basis of the expected amount of the allowed claims. The Bankruptcy Court has approved the Company's Plan of Reorganization, which called for payment to secured and unsecured creditors of an amount equal to 100% of the amount scheduled. There were no differences between amounts reflected in such schedules and claims filed by creditors, as all creditors were paid out at 100%.

REVENUE RECOGNITION

The Company applies the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the Securities and Exchange Commission ("SEC") staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. Revenue from the sale of books is generally recognized at shipment. The Company provides a reserve for product returns. Sales from telemarketing activities are recognized when the customer accepts all or part of a sample shipment. Revenue from the licensing of rights is recognized as earned, net of author co-payments.

DISCONTINUED OPERATIONS

FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (FASB No. 144) allows for the presentation of discontinued operations in the income statement to include a component of an entity, rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company has disposed of certain imprints that it considers to be components. These components have been presented as discontinued operations since the operations and cash flows associated with the imprints have been eliminated from the ongoing operations of the Company and the Company no longer has any significant continuing involvement in the operations associated with the imprints.

The historic financial statements of the Predecessor Company reflect its Roaring Brook Press, Millbrook Press, Twenty-First Century Press, Copper Beach and Magic Attic Press imprints as discontinued operations in accordance with FASB No. 144. The detailed results of operations and cash flows reflect only the results of continuing operations.

DEVELOPMENT STAGE COMPANY

Commencing April 26, 2005, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations nor revenue from any source.

ITEM 7. FINANCIAL STATEMENTS

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                          AS OF JULY 31, 2005 AND 2004

                                  TOGETHER WITH

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                   MPLC, INC.
                   DEBTOR IN POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                            Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      17

FINANCIAL STATEMENTS

   Balance Sheets                                                             19

   Statements of Operations                                                   20

   Statements of Changes in Stockholders' Equity                              21

   Statements of Cash Flows                                                   22

   Notes to Financial Statements                                              23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MPLC, Inc.

We have audited the accompanying balance sheet of MPLC, Inc. (a Delaware corporation) as of July 31, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the period from April 26, 2005 to July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MPLC, Inc. as of July 31, 2005, and the results of its operations and its cash flow for the period from April 26, 2005 to July 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the financial statements, on February 6, 2004 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The plan of reorganization of the Company was confirmed by the United States Bankruptcy Court for the District of Connecticut on January 25, 2005. The Company has been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and expects the bankruptcy proceedings to conclude in November 2005. All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, has discontinued its historical lines of business and currently has no principal operations or revenue, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is uncertain as it is contingent upon completion of the bankruptcy proceedings and then merging with another entity or acquiring revenue producing activities. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
October 26, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MPLC, Inc.

We have audited the accompanying balance sheet of MPLC, Inc. (a Delaware corporation) as of July 31, 2004, and the related statements of operations, changes in stockholders' equity and cash flows for the period from August 1, 2004 to April 25, 2005 and for the year ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MPLC, Inc. as of July 31, 2004, and the results of its operations and its cash flow for the period from August 1, 2004 to April 25, 2005 and for the year ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the financial statements, on February 6, 2004 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The plan of reorganization of the Company was confirmed by the United States Bankruptcy Court for the District of Connecticut on January 25, 2005. The Company has been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and expects the bankruptcy proceedings to conclude in November 2005. All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting.


/s/Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
October 26, 2005

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                           Successor       Predecessor
                                                                            Company          Company
                                                                         July 31, 2005    July 31, 2004
                                                                         -------------    -------------
CURRENT ASSETS
    Cash                                                                  $         --     $  4,527,000
    Accounts receivables, net                                                       --        2,154,000
    Inventories, net                                                                --          260,000
    Prepaid expenses                                                                --           12,000
                                                                          ------------     ------------
       Total assets                                                       $         --     $  6,953,000
                                                                          ============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                 $     50,000     $    348,000
    Loan payable - majority shareholder                                         44,000               --
    Other liabilities                                                              470               --
    Royalties payable                                                               --           82,000
                                                                          ------------     ------------
       Total current liabilities                                                94,470          430,000
                                                                          ------------     ------------

LIABILITIES SUBJECT TO COMPROMISE
    Accounts payable and accrued expenses                                           --        3,785,000
                                                                          ------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)                                     --               --
                                                                          ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, par value $.10 per share, 1,000,000 shares
       authorized, no shares issued or outstanding                                  --               --
    Common stock, par value $.01 per share, 75,000,000 shares and
       12,000,000 shares authorized in 2005 and 2004, respectively             286,989           34,750
    Additional paid in capital (discount on par value of common stock)        (286,989)      17,592,250
    Deficit accumulated during development stage                               (94,470)              --
    Accumulated deficit                                                             --      (13,902,000)
    Treasury stock (-0- shares and 605,113 shares, at cost,
        in 2005 and 2004, respectively)                                             --         (987,000)
                                                                          ------------     ------------
          Total stockholders' equity (deficiency)                              (94,470)       2,738,000
                                                                          ------------     ------------
          Total liabilities and stockholders' equity (deficiency)         $         --     $  6,953,000
                                                                          ============     ============

   The accompanying notes are an integral part of these financial statements.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                    Successor                  Predecessor
                                                                     Company                     Company
                                                                 ---------------    --------------------------------
                                                                 Cumulative from      Period from
                                                                  April 26, 2005    August 1, 2004
                                                                     Through            Through          Year ended
                                                                  July 31, 2005     April 25, 2005     July 31, 2004
                                                                 ---------------    --------------     -------------
Net sales                                                          $        --        $        --       $        --
Operating expenses                                                      94,470                 --                --
                                                                   -----------        -----------       -----------
Loss from continuing operations before reorganization items and
  income taxes                                                         (94,470)                --                --
                                                                   -----------        -----------       -----------

Reorganization items:
    Loss on disposal of discontinued operations -
      Millbrook Press/Twenty-First Century Imprints                         --                 --        (2,529,000)
    Gain on disposal of discontinued operations -                           --                 --         1,797,000
      Roaring Brook Press Imprint
    Professional fees and other reorganization items                        --         (1,473,000)         (595,000)
                                                                   -----------        -----------       -----------
                                                                            --         (1,473,000)       (1,327,000)
                                                                   -----------        -----------       -----------
Loss from continuing operations before income taxes                    (94,470)        (1,473,000)       (1,327,000)
Provision for (benefit from) income taxes                                   --                 --                --
                                                                   -----------        -----------       -----------

Loss from continuing operations                                        (94,470)        (1,473,000)       (1,327,000)
Loss from discontinued operations, net of taxes                             --                 --          (907,000)
                                                                   -----------        -----------       -----------
Net loss                                                           $   (94,470)       $(1,473,000)      $(2,234,000)
                                                                   ===========        ===========       ===========

Loss per share - basic and diluted from continuing operations      $    (0.003)       $     (0.51)      $     (0.46)
                                                                   ===========        ===========       ===========

Loss per share - basic and diluted from discontinued operations    $        --        $        --       $     (0.32)
                                                                   ===========        ===========       ===========

Net loss per share - basic and diluted                             $    (0.003)       $     (0.51)      $     (0.78)
                                                                   ===========        ===========       ===========

Weighted average shares outstanding - basic and diluted             28,698,870          2,869,887         2,869,887
                                                                   ===========        ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                         Additional
                                                                                          Paid-In           Deficit
                                                               Common Stock               Capital         Accumulated
                                                    -------------------------------     (Discount on        During
                                                     Shares Issued                      Par Value of      Development
                                                    and Outstanding       Amount        Common Stock)        Stage
                                                    ---------------    ------------     -------------    ------------
Balance at July 31, 2003                                 3,475,000     $     34,750     $ 17,592,250     $         --
Net loss                                                        --               --               --               --
                                                      ------------     ------------     ------------     ------------

Balance at July 31, 2004                                 3,475,000           34,750       17,592,250               --
Net loss of Predecessor Company                                 --               --               --               --
Dividends                                                       --               --       (1,340,000)              --
Retirement of Predecessor Company treasury stock          (605,113)          (6,051)        (980,949)              --
Issuance of shares pursuant to sale of
   corporate shell                                      25,828,983          258,290         (183,290)              --
Application of fresh-start reporting:
    Elimination of Predecessor Company accumulated
      deficit                                                   --               --      (15,375,000)              --
                                                      ------------     ------------     ------------     ------------

Balance at April 26, 2005 - Successor Company           28,698,870          286,989         (286,989)              --
Net loss of Successor Company                                   --               --               --          (94,470)
                                                      ------------     ------------     ------------     ------------

Balance at July 31, 2005                                28,698,870     $    286,989     $   (286,989)    $    (94,470)
                                                      ============     ============     ============     ============

                                                       Accumulated       Treasury
                                                         Deficit           Stock            Total
                                                      ------------     ------------     ------------
Balance at July 31, 2003                              $(11,668,000)    $   (987,000)    $  4,972,000
Net loss                                                (2,234,000)              --       (2,234,000)
                                                      ------------     ------------     ------------

Balance at July 31, 2004                               (13,902,000)        (987,000)       2,738,000
Net loss of Predecessor Company                         (1,473,000)              --       (1,473,000)
Dividends                                                       --               --       (1,340,000)
Retirement of Predecessor Company treasury stock                --          987,000               --
Issuance of shares pursuant to sale of
   corporate shell                                              --               --           75,000
Application of fresh-start reporting:
    Elimination of Predecessor Company accumulated
      deficit                                           15,375,000               --               --
                                                      ------------     ------------     ------------

Balance at April 26, 2005 - Successor Company                   --               --               --
Net loss of Successor Company                                   --               --          (94,470)
                                                      ------------     ------------     ------------

Balance at July 31, 2005                              $         --     $         --     $    (94,470)
                                                      ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                    Successor                  Predecessor
                                                                     Company                     Company
                                                                 ---------------    --------------------------------
                                                                 Cumulative from     Period from
                                                                 April 26, 2005     August 1, 2004
                                                                     Through           Through           Year ended
                                                                  July 31, 2005     April 25, 2005     July 31, 2004
                                                                 ---------------    --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                                    $   (94,470)       $(1,473,000)      $(1,327,000)
Adjustment to reconcile loss from continuing operations to
    net cash used in operating activities:
    Changes in assets and liabilities:
       Increase in accounts payable and accrued expenses                50,000                 --                --
       Increase in other liabilities                                       470                 --                --
    Reorganization items:
       Loss on disposal of discontinued operations, net                     --                 --           732,000
       Professional fees and other fees paid                                --                 --          (247,000)
                                                                   -----------        -----------       -----------
              Net cash used in operating activities                    (44,000)        (1,473,000)         (842,000)
                                                                   -----------        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds received from the sales of imprints due to
    Chapter 11 proceeding                                                   --                 --         6,434,803
                                                                   -----------        -----------       -----------
         Net cash provided by investing activities                          --                 --         6,434,803
                                                                   -----------        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - majority shareholder                       44,000                 --                --
Proceeds from issuance of shares pursuant to sale of corporate
    shell                                                                   --             75,000                --
Dividends                                                                   --         (1,340,000)               --
                                                                   -----------        -----------       -----------
         Net cash provided by (used in) financing activities            44,000         (1,265,000)               --
                                                                   -----------        -----------       -----------

NET CASH FLOWS - DISCONTINUED OPERATIONS                                    --         (1,789,000)       (1,168,803)
                                                                   -----------        -----------       -----------

         Net (decrease) increase in cash                                    --         (4,527,000)        4,424,000

CASH, beginning of period                                                   --          4,527,000           103,000
                                                                   -----------        -----------       -----------

CASH, end of period                                                $        --        $        --       $ 4,527,000
                                                                   ===========        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                      $        --        $    30,308       $   108,949
                                                                   ===========        ===========       ===========
Income tax paid                                                    $        --        $    17,302       $     2,051
                                                                   ===========        ===========       ===========
Income tax refunds received                                        $        --        $        --       $   166,000
                                                                   ===========        ===========       ===========
Other reorganization items:
    Net proceeds received from the sale of Roaring Brook Press
       Imprint:
       Sales price                                                          --                 --         4,428,621
       Liabilities assumed by purchaser                                     --                 --          (790,080)
                                                                   -----------        -----------       -----------
         Net proceeds received                                     $        --        $        --       $ 3,638,541
                                                                   ===========        ===========       ===========
    Net proceeds received from the sales of Millbrook Press and
      Twenty-First Century Imprints:
       Sales price                                                          --                 --         3,420,000
       Liabilities assumed by purchaser                                     --                 --          (623,738)
                                                                   -----------        -----------       -----------
         Net proceeds received                                     $        --        $        --       $ 2,796,262
                                                                   ===========        ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 1 COMPANY OPERATIONS

      BUSINESS

      MPLC, Inc. (f/k/a The Millbrook Press Inc.) (the "Company" or "MPLC") was incorporated under the laws of the State of Delaware in 1994. Until 2004, the Company was a publisher of children's nonfiction books, in both hardcover and paperback, for the school and library market and the consumer market. The Company published more than 1,700 hardcover and 750 paperback books under its Roaring Book, Millbrook, Copper Beech and Twenty-First Century imprints. In recent years, schools and public libraries across the country suffered major fiscal crises, and responded by cutting back on their book acquisitions. The effect on the Company's business was severe. Accordingly, the Company engaged in negotiations with its bank, a secured lender, and a committee of its largest unsecured creditors, in an attempt to restructure its obligations out of court. When it became clear that the restructuring would not be successful, the Company decided to seek the protection of the United States Bankruptcy Court.

      CHAPTER 11 REORGANIZATION

      As described more fully in Note 2, on February 6, 2004 (Petition Date) the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The plan of reorganization of the Company (Plan of Reorganization) was confirmed by the United States Bankruptcy Court for the District of Connecticut (Bankruptcy Court) on January 25, 2005. The Company has been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and expects the bankruptcy proceedings to conclude in November 2005. As a result of it's bankruptcy filing under Chapter 11, the Company is subject to the provisions of American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting. As the fair value of the Predecessor Company's net assets were determined to be $-0-, this became the new basis for the Successor Company's balance sheet as of April 26, 2005, and all results of operations beginning April 26, 2005 are those of the Successor Company.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 1 COMPANY OPERATIONS (Continued)

      SALE OF THE CORPORATE SHELL / CHANGE IN CONTROL

      The Bankruptcy Court granted an order approving the contract to issue additional shares to First Americas Partners, LLC as a good faith purchaser within the meaning of II USC Section 363(m). The confirmed Bankruptcy Court order provided that upon signing of the contract the existing officers and directors were to resign from office and also authorized the following: (i) the appointment of new members to the board of directors; (ii) the amendment of the Articles of Incorporation to increase the number of authorized shares to 75,000,000 shares of common stock, par value $0.01 per share and 1,000,000 shares of preferred stock, par value $0.10 per share; (iii) the issuance of up to 26,000,000 shares of common stock to the new management; and (iv) the cancellation and extinguishment of all common share conversion rights of any kind, including without limitation, options.

      On April 26, 2005, the Company completed the sale of its corporate shell receiving a cash payment of $75,000 in exchange for the issuance of 25,828,983 common shares to First Americas Partners, LLC, the new 90% majority shareholder. The pre-existing shareholders of the Company retained 10% of the common stock of the ongoing entity. Upon the April 26, 2005 issuance of additional shares to the new majority shareholder, an escrow was established which is intended to be used for a dividend to pre-existing shareholders upon completion of the bankruptcy proceedings. The holders of 2,869,887 outstanding shares of the Company's existing common stock at April 25, 2005 have retained 10% of the outstanding voting common stock of the Company and, as shareholders of record on October 30, 2005, will receive a one-time dividend totaling approximately $1.34 million upon completion of the bankruptcy proceedings.

      DEVELOPMENT STAGE COMPANY

      Commencing April 26, 2005, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations nor revenue from any source.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 1 COMPANY OPERATIONS (Continued)

      FRESH-START REPORTING

      The Successor Company has adopted "fresh-start" accounting as of April 26, 2005 in accordance with procedures specified by SOP No. 90-7. Under SOP 90-7, fresh-start reporting should be applied when, upon emergence from bankruptcy law proceedings, the reorganization value of a company is less than the sum of all allowed claims and post-petition liabilities of the company and the holders of the old common shares receive fewer than fifty percent of the new voting shares in the reorganization. Reorganization value is the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after restructuring. On January 25, 2005, the Bankruptcy Court confirmed the Plan of Reorganization. All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting.

      The Company's anticipated emergence from Chapter 11 resulted in a new reporting entity. The effective date of the new entity was considered to be the beginning of business on April 26, 2005 for financial reporting purposes. The fiscal periods prior to April 26, 2005 pertain to what is designated the "Predecessor Company," while the fiscal periods subsequent to and including April 26, 2005 pertain to what is designated the "Successor Company." Where a financial statement item applies to both the Successor and Predecessor Companies, we refer to the Company. As a result of the implementation of fresh-start reporting, the financial statements of the Successor Company subsequent to and including April 26, 2005 are not comparable to the Predecessor Company's financial statements for prior periods.

      The Predecessor Company's financial statements have been presented in conformity with SOP 90-7. SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company. See "Liabilities Subject to Compromise" (Note 3) and "Plan of Reorganization" (Note 2). Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of February 6, 2004, the bankruptcy filing date, as reflected in the Company's accounting records. Liabilities, including pre-petition liabilities, are reported on the basis of the expected amount of the allowed claims. The Bankruptcy Court has approved the Company's Plan of Reorganization, which called for payment to secured and unsecured creditors of an amount equal to 100% of the amount scheduled. There were no differences between amounts reflected in such schedules and claims filed by creditors, as all creditors were paid out at 100%.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 1 COMPANY OPERATIONS (Continued)

      FRESH-START REPORTING (Continued)

      Fresh-start reporting requires that the Company adjust the historical cost of its assets and liabilities to their fair value. The effects of the Plan of Reorganization and the application of fresh-start reporting on the Company's balance sheet as of April 26, 2005 were as follows:

                                     Predecessor       Effects of                                  Successor
                                       Company       Reorganization           Fresh-start           Company
                                    April 25, 2005        Plan                 Valuation         April 26, 2005
                                    --------------   --------------          --------------      --------------
      CURRENT ASSETS
                                                                     [a][b]
         Cash                        $  1,435,000     $ (1,435,000)  [c][d]   $         --        $         --
                                     ------------     ------------            ------------        ------------
           Total assets              $  1,435,000     $ (1,435,000)           $         --        $         --
                                     ============     ============            ============        ============

      CURRENT LIABILITIES
         Accounts payable and
           accrued expenses          $     65,000     $    (65,000)  [a]      $         --        $         --
                                     ------------     ------------            ------------        ------------
           Total liabilities               65,000          (65,000)                     --                  --
                                     ------------     ------------            ------------        ------------

      LIABILITIES SUBJECT
      TO COMPROMISE
         Accounts payable and
           accrued expenses                44,000          (44,000)  [a]      $         --        $         --
                                     ------------     ------------            ------------        ------------

      STOCKHOLDERS' EQUITY
         Common stock, par value
          $.01 per share,
          75,000,000 shares
          authorized                       34,750          252,239   [c][e]             --             286,989
         Additional paid-in capital
           (discount on par value                                    [b][c]
           of common stock)            17,592,250       (2,504,239)  [e]       (15,375,000)  [f]      (286,989)
         Accumulated deficit          (15,314,000)         (61,000)  [d]        15,375,000   [f]            --
         Treasury stock, 605,113
           shares, at cost               (987,000)         987,000   [e]                --                  --
                                     ------------     ------------            ------------        ------------
           Total stockholders'
             equity                     1,326,000       (1,326,000)                     --                  --
                                     ------------     ------------            ------------        ------------
           Total liabilities and
             stockholders' equity    $  1,435,000     $ (1,435,000)           $         --        $         --
                                     ============     ============            ============        ============

      [a]   To record the settlement of $109,000 of pre-petition claims.
      [b]   To establish a $1,340,000 escrow account(s) in anticipation of payment of a liquidating distribution to shareholders of record as of October 30, 2005, not including the new 90% owner or designees
            (Note 1).
      [c]   To record receipt of $75,000 related to the sale of the corporate shell in exchange for the issuance of 25,828,983 shares of common stock, $0.01 par value (Note 1).
      [d]   To record the settlement of post-petition administrative expenses.
      [e]   To retire Predecessor Company treasury stock by Bankruptcy Court order.
      [f]   To eliminate Predecessor Company accumulated deficit upon
            application of fresh-start reporting.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 1 COMPANY OPERATIONS (Continued)

      GOING CONCERN

      The accompanying financial statements have been prepared on a going concern basis. As discussed above, the Company has been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, has discontinued its historical lines of business and currently has no principal operations or revenue, which raises substantial doubt about its ability to continue as a going concern. In addition, the Company has accumulated a deficit of $94,470 since entering the development stage effective April 26, 2005. The Company's ability to continue as a going concern is uncertain as it is contingent upon completion of the bankruptcy proceedings and then merging with another entity or acquiring revenue producing activities. The financial statements do not include any adjustments or reclassifications that might be necessary should the Company be unable to continue in existence.

NOTE 2 PETITION FOR RELIEF UNDER CHAPTER 11

      The following summarizes the events surrounding the Company's filing for voluntary protection under Chapter 11 of the United States Bankruptcy Code.

      In February and March 2003, based on the Company's financial performance, business outlook and other factors, including cash needs the Company began to reduce its workforce. This was a direct result of the Company experiencing a major decline in sales to its largest customers due to cut backs in school budgets across the nation. Accordingly, the Company also engaged in negotiations with its secured lender and a committee of its largest creditors, in an attempt to restructure its obligations out of court. When it became clear that the restructuring would not be successful, the Company decided to seek protection of the Bankruptcy Court.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 2 PETITION FOR RELIEF UNDER CHAPTER 11 (Continued)

      Chapter 11 is the principal business reorganization chapter of the U.S. Bankruptcy Code. Under Chapter 11, a debtor is authorized to reorganize its business for the benefit of its creditors and stockholders. In addition to permitting rehabilitation of the debtor, Chapter 11 seeks to promote equality of treatment of creditors and equity security holders of equal rank. Confirmation of a Plan of Reorganization by the Bankruptcy Court, which is the principal objective of Chapter 11 cases, makes the plan, which sets forth the means for satisfying claims against, and interests in, a debtor, binding upon the debtor, any issuer of securities under the plan, any person acquiring property under the plan and any creditor, interest holder or general partner in the debtor. Subject to certain limited exceptions, the confirmation order discharges the debtor from any debt that arose prior to the date of confirmation of the plan and substitutes the obligations specified under the confirmed plan. The restructuring to be effected through a plan is designed to enable a company to continue operations and afford a sufficient time to pay its debts.

      Under the Company's approved Plan of Reorganization, dated January 25, 2005, the Court authorized the Company's entry into a stock purchase agreement with First Americas Partners, LLC ("First Americas"), a New York limited liability company wholly owned by one individual. Pursuant to the stock purchase agreement dated January 24, 2005, the Company agreed to, among other things, (1) issue to First Americas for $75,000, shares of the Company's common stock representing 90% of the Company's shares outstanding post issuance (25,828,983 common shares), (2) cause resignation of the Company's then officers and directors and appointment to the board of director nominees of First Americas, (3) amend the Company's certificate of incorporation to allow for issuance of shares to First Americas, and (4) cause the cancellation of all remaining options, warrants and other rights to purchase shares of the Company's common stock.

      Under the Company's Plan of Reorganization, an independent escrow was established and funded with $1.3 million from the Company. The purpose of this escrow was to set aside funds in anticipation of payment of a dividend to shareholders of the Company, not including the new 90% owner or his designees. The anticipated date of this dividend is scheduled to occur when bankruptcy proceedings conclude, which is expected to be in November 2005. The Bankruptcy Administrator and a designated shareholder representative serve as trustees to this escrow. The source of funds in this escrow represent the excess cash realized over cash paid out during the bankruptcy process. In addition, a second escrow with $210,000 is being maintained by the Bankruptcy Administrator to dispose of remaining unsecured claims and administrative expenses. It is anticipated that approximately $40,000 of the second escrow fund will be transferred to the shareholder escrow detailed above.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 2 PETITION FOR RELIEF UNDER CHAPTER 11 (Continued)

      As part of the bankruptcy process, approximately 360 claims were filed against the Company representing both secured and unsecured liabilities. The Company has either paid the full amount or the negotiated settlement amount on 100% of these claims. The Company has either paid or reserved the amount needed for payment on 100% of all administrative expenses and has sufficient funds to pay a one time dividend.

      The Bankruptcy Administrator has informed the Company that final discharge of indebtedness and closing of bankruptcy proceedings should take effect in November 2005.

      On February 6, 2004, the Company (the Debtor) filed petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Connecticut (Bankruptcy Court) and changed its name to MPLC, Inc. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as a Debtor-in-possession. These claims are reflected in the July 31, 2004 balance sheet as "liabilities subject to compromise." As of July 31, 2005 all liabilities subject to compromise have either been paid or transferred to external escrow accounts for payment by the Bankruptcy Administrator in accordance with the Plan of Reorganization. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Secured claims were secured primarily by substantially all of the assets of the Company and had been paid prior to April 25, 2005. As of October 26, 2005 no additional claims have been filed and the Bankruptcy Administrator expects bankruptcy proceedings to conclude in November 2005.

      The Company is operating their business as a debtor-in-possession pursuant to the Bankruptcy Code. As such, actions to collect pre-petition indebtedness of the Company and other contractual obligations of the Company generally may not be enforced. In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts and unexpired leases subject to Bankruptcy Court approval. Additional pre-petition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties-in-interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Company to reject certain business contracts that were deemed burdensome or of no value to the Company.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 2 PETITION FOR RELIEF UNDER CHAPTER 11 (Continued)

      The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and vendor liabilities. The Company paid the interest portion on its pre-petition debt obligations prior to the filing of bankruptcy. Interest on post-petition debt obligations was paid on a monthly basis. Therefore, there is no accrued interest at April 25, 2005 or July 31, 2004 relating to those obligations.

      In addition, the Bankruptcy Court authorized the Company to maintain their employee benefit programs. Funds of the qualified 401(k) plan are in trust and protected under federal regulations. All required contributions are current. As of April 2005, the Company's Board of Directors approved termination of the 401(k) plan. As of August 2005, the 401(k) plan has been terminated and all participant balances have been disbursed. As of March 2005, the Company also terminated its employee health insurance plan.

      PLAN OF REORGANIZATION

      On January 25, 2005, the Bankruptcy Court confirmed the Company's Plan of Reorganization. Prior to the plan being approved, the Company had sold substantially all of its assets and had either collected the cash proceeds or was in the process of collecting any outstanding accounts receivable. The Company's Plan called for payment of any outstanding post-petition accounts payable and also confirmed for the following disposition of pre-petition items:

      Secured Debt - The Company's secured debt had been paid in full (principal and interest) prior to the filing of the Company's Plan of Reorganization.

      Priority Tax Claims - The Company's priority tax claims have not been paid (principal and interest) prior to the filing of the Company's Plan of Reorganization. The Company is in process of completing its July 31, 2005 tax returns and the Bankruptcy Administrator has sufficient funds escrowed to pay these taxes.

      Trade and Other Miscellaneous Claims - The holders of approximately $3.8 million of trade and other miscellaneous claims have received 100% payment on the pre-petition amounts owed.

      Treasury Stock - The Predecessor Company's treasury stock has been retired pursuant to a Bankruptcy Court order expunging those shares.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 2 PETITION FOR RELIEF UNDER CHAPTER 11 (Continued)

      DISCONTINUED OPERATIONS

      Roaring Brook Press Imprint - The Company sold its Roaring Brook Press imprint on April 30, 2004. The sale was conducted under the bankruptcy process and was approved by the Bankruptcy Court. The Company realized a gain on this transaction of approximately $1,797,000.

      Millbrook Press and Twenty-First Century Press Imprints - The Company sold its Millbrook Press and Twenty-First Century imprints on July 21, 2004. The sale was conducted under the bankruptcy process and was approved by the Bankruptcy Court. The Company realized a loss on this transaction of approximately $2,529,000.

      Copper Beech and Magic Attic Press Imprints - The Company sold its remaining Copper Beach and Magic Attic Press imprints and inventories from the period November 2004 to February 2005. Proceeds from the sale approximated net realizable value as stated in the financial statements as of July 31, 2004, therefore no gain or loss has been reflected in the Company's financial statements for the year then ended. Accordingly, related operating results have been reported as discontinued operations.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 3 LIABILITIES SUBJECT TO COMPROMISE

      The term liabilities subject to compromise refers to liabilities incurred prior to the commencement of the Chapter 11 proceedings except for those that will not be impaired under the Plan of Reorganization (see Note 2). Liabilities subject to compromise represent the Company's estimate of known and potential pre-petition claims to be resolved in connection with the Chapter 11 proceedings. These claims are subject to future adjustments during the bankruptcy proceedings. Adjustments resulted from settlements, actions of the Bankruptcy Court such as reclassification of claims, rejection of executory contracts and unexpired leases, the determination of the value of any collateral securing claims, proofs of claim or other events. Payment terms for these amounts were established in connection with the Chapter 11 proceedings. All substantial bankruptcy claims and administrative expenses have been settled and the Company is awaiting final approval by the Bankruptcy Court to close the proceedings.

      Liabilities subject to compromise at April 25, 2005 were settled or reclassified to appropriate financial statement captions based on the settlement terms specified in the Plan of Reorganization. Liabilities subject to compromise as of April 25, 2005 and July 31, 2004 are summarized as follows:

                                                  Predecessor       Predecessor
                                                    Company           Company
                                                April 25, 2005     July 31, 2004
                                                --------------    --------------
      Federal, state and local taxes            $           --    $       25,000
      Trade payables                                    44,000         3,760,000
                                                --------------    --------------
      Total liabilities subject to
      compromise recorded                       $       44,000    $    3,785,000
                                                ==============    ==============

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following are the Company's significant accounting policies:

      DISCONTINUED OPERATIONS

      FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (FASB No. 144) allows for the presentation of discontinued operations in the income statement to include a component of an entity, rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company has disposed of certain imprints that it considers to be components. These components have been presented as discontinued operations since the operations and cash flows associated with the imprints have been eliminated from the ongoing operations of the Company and the Company no longer has any significant continuing involvement in the operations associated with the imprints.

      As more fully described in Note 2, the historic financial statements of the Predecessor Company reflect its Roaring Brook Press, Millbrook Press, Twenty-First Century Press, Copper Beach and Magic Attic Press imprints as discontinued operations in accordance with FASB No. 144. The detailed results of operations and cash flows reflect only the results of continuing operations.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of cash in banks and highly liquid, short-term investments with original maturities of three months or less at the date acquired.

      REVENUE RECOGNITION

      The Company applies the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the Securities and Exchange Commission ("SEC") staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. Revenue from the sale of books is generally recognized at shipment. The Company provides a reserve for product returns. Sales from telemarketing activities are recognized when the customer accepts all or part of a sample shipment. Revenue from the licensing of rights is recognized as earned, net of author co-payments.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      INVENTORIES

      Inventories of sheets and bound books, which are primarily located in a public warehouse or at customers as inventory on preview, are stated at the lower of cost or market, with cost determined by the average cost method. Allowances are established to reduce recorded costs of obsolete and slow moving inventory to net realizable value. In 2005, the Company recorded no impairment losses relating to inventories. In 2004, the Company recorded an impairment loss totaling $938,000 related to the write off of certain inventory items as a result of the Company's bankruptcy proceedings.

      ASSET IMPAIRMENT

      In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
      144), long lived assets, including plant costs, to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on economic benefits of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If any impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flow exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.

      In 2005, the Company recorded no impairment losses. In 2004, the Company recorded an impairment loss totaling $43,000 related to the write off of all fixed assets as a result of the Company's bankruptcy proceedings.

      ADVERTISING COSTS

      Advertising costs are expensed in the periods in which the costs are incurred, except for those costs related to direct response advertising through catalog mailings. Catalog costs consisting of the costs of producing and distributing catalogs are amortized over the period in which the benefits are expected, which is generally less than one year. Capitalized advertising costs included in prepaid expenses totaled $-0-and $0 at July 31, 2005 and 2004, respectively. Advertising expense for the years ended July 31, 2005 and 2004 was $-0- and $10,000, respectively.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      FIXED ASSETS

      Fixed assets are recorded at cost. Depreciation and amortization of fixed assets are computed on the straight-line method based on estimated useful lives ranging from 7-10 years for office furniture and equipment and 5 years for computers. Leasehold improvements are amortized over the shorter of the lease term or the estimated life of the asset. The Company wrote down the value of all fixed assets to $-0- at July 31, 2004. This was done to reflect the estimated net realizable value of these assets resulting from the Company's bankruptcy proceedings.

      INCOME TAXES

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 7).

      EARNINGS PER SHARE

      Basic Earnings Per Share ("EPS") is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities. Stock options are anti-dilutive for 2005 and 2004 therefore diluted EPS is the same as basic EPS.

      The Company's Plan of Reorganization required the issuance of common stock or common stock equivalents, thereby diluting equity interests.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      STOCK OPTIONS

      In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      SFAS Nos. 123 and 148 encourage all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, they also allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan typically have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

      The Company's Plan of Reorganization per the bankruptcy proceedings called for the repurchase and cancellation of all outstanding options at a price of $0.01 per option. During the period August 1, 2004 through January 25, 2005, 317,166 options expired. The Company repurchased the remaining options (486,734) on January 25, 2005 for a total cost of $4,867 (Note 8). Effective January 25, 2005, the Company's stock option plan was terminated. No stock options were granted in 2004.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2005, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections
      - a replacement of APB opinion No. 20 and FASB Statement No 3". In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment", which is a revision of Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." In December 2004, the FASB issued SFAS 153, "Exchange of Non-monetary Assets, an Amendment of APB Opinion No 29" ("SFAS 153"). In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of APB opinion No. 29". In November 2004, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." The Company is not significantly impacted by these statements and does not expect their implementation to have a material impact on the Company's financial statements.

      In connection with the Company's adoption of fresh-start reporting, it will be required to adopt all changes in accounting principles that are required within the twelve-month period following fresh-start adoption. No such changes in accounting principles were required to be adopted through July 31, 2005.

      RECLASSIFICATIONS

      Certain 2004 balances have been reclassified to conform with the current year presentation.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 5 FIXED ASSETS

      Fixed assets at July 31, 2005 and 2004 consist of the following:

                                                         2005           2004
                                                     -----------    -----------
      Office furniture and equipment                 $        --    $   196,000
      Computers                                               --        722,000
      Telecommunications equipment                            --         76,000
      Leasehold improvements                                  --         84,000
                                                     -----------    -----------
                                                              --      1,078,000
      Accumulated depreciation and amortization               --     (1,035,000)
      Impairment charge (Note 4)                              --        (43,000)
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

      Depreciation and amortization expense related to fixed assets for the years ended July 31, 2005 and 2004 totaled $-0- and $73,000, respectively.

NOTE 6 DEBT

      LINE OF CREDIT

      The Company had a $6,000,000 revolving line of credit with a bank with interest at the bank's prime rate of 4.0% and a maturity date of December 31, 2004. The $6,000,000 was the maximum available, however availability may be lower based upon the eligible value of accounts receivable and inventories. During the year ended July 31, 2004, the Company's line of credit was paid in full and cancelled under the terms of the bankruptcy proceedings.

      LOAN PAYABLE - MAJORITY SHAREHOLDER

      During the year ended July 31, 2005, the Company received loans totaling $44,000 from the majority shareholder at an interest rate of 8%, which are due on demand. The purpose of the loans was to provide funding necessary for the Company to continue its corporate existence, seek out a business combination and fund professional fees and expenses related to being an SEC reporting company.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 7 INCOME TAXES

      MPLC, Inc. has approximately $94,000 in net operating loss carryovers at July 31, 2005 available to reduce future income taxes through 2025. Valuation allowances in the amount set forth in the table below have been recorded based on management's determination that it is more likely than not that the deferred tax assets will not be realized. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, if any, the valuation allowance will be reduced. The Company had approximately $10,700,000 and $3,700,000 in net operating loss carryovers available to reduce future income taxes at April 25, 2005 and July 31, 2004, respectively. These carryovers were reduced to zero and cancelled as a result of the Company's bankruptcy and in accordance with the change in control provisions of Section 382 of the Internal Revenue Code. The tax effects of temporary differences that give/gave effect to the net deferred tax assets (liabilities) are/were as follows:

                                                       Successor             Predecessor
                                                        Company                Company
                                                     -------------   -----------------------------
                                                     July 31, 2005   April 25, 2005  July 31, 2004
                                                     -------------   -----------------------------
      Deferred tax assets:
          Successor Company tax attributes:
              Net operating loss carryforwards        $    38,000     $        --     $        --
          Predecessor Company tax attributes
              Net operating loss carryforwards                 --       4,300,000       1,500,000
                                                      -----------     -----------     -----------
              Total gross deferred tax assets              38,000       4,300,000       1,500,000
                                                      -----------     -----------     -----------

      Deferred tax liabilities:
          Successor Company tax attributes                     --              --              --
          Predecessor Company tax attributes                   --              --              --
                                                      -----------     -----------     -----------
              Total gross deferred tax liabilities             --              --              --
                                                      -----------     -----------     -----------

      Total net deferred tax assets, before
          valuation allowance and cancellation
          under IRC 382                                    38,000       4,300,000       1,500,000
      Cancelled in accordance with change of
          control provisions of IRC 382                        --      (4,300,000)     (1,500,000)
      Valuation allowance                                 (38,000)             --              --
                                                      -----------     -----------     -----------
      Net deferred tax (liabilities) assets           $        --     $        --     $        --
                                                      ===========     ===========     ===========

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 8 STOCKHOLDER'S EQUITY

      STOCK OPTION PLAN

      The Company had reserved 900,000 shares of common stock under its qualified and non-qualified 1994 Stock Option Plan ("Option Plan"), as amended, which provided that a committee, appointed by the Board of Directors, may grant stock options to eligible employees, officers and directors of the Company or its affiliates. The number of shares reserved for issuance was adjusted in accordance with the provisions of the Plan. All stock options granted by the Company expired seven years after the grant date. Stock options vested over a period from 2-5 years as determined by the stock option committee. No stock options were granted during the periods from August 1, 2003 through July 31, 2005. Stock Option Plan activity during the periods indicated is as follows:

                                                                    Weighted-
                                                     Number of       Average
                                                       Shares     Exercise Price
                                                     ---------    --------------

      Balance at July 31, 2003                         822,400       $ 2.22
          Granted                                           --           --
          Expired                                      (18,500)        3.28
                                                     ---------

      Balance at July 31, 2004                         803,900         2.19
          Granted                                           --           --
          Expired                                     (317,166)        1.80
          Repurchased and cancelled pursuant to
              Plan of Reorganization                  (486,734)        2.53
                                                     ---------

      Balance at July 31, 2005                              --           --
                                                     =========

      At July 31, 2004, the range of exercise prices was $1.50 - $4.50. The weighted-average remaining contractual life of outstanding options at July 31, 2004 was .5 years. At July 31, 2005 and 2004, the number of options exercisable were -0- and 557,000, respectively, and the weighted-average exercise price of those options was $-0- and $2.22, respectively. The Company's Plan of Reorganization per the bankruptcy proceedings called for the repurchase and cancellation of all outstanding options at a price of $0.01 per option. During the period August 1, 2004 through January 25, 2005, 317,166 options expired. The Company repurchased the remaining options (486,734) on January 25, 2005 for a cost of $4,867. Effective January 25, 2005, the Company's stock option plan was terminated.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 9 401(K) PROFIT SHARING PLAN

      The Company had a Non-standardized Prototype Cash or Deferred Profit Sharing 401(k) Plan (the "Plan") (see Note 2). Participation in the Plan by employees required that they complete six months of service for the Company and attain 21 years of age. The Company determined each year a discretionary matching profit sharing contribution. Such contribution, if any, had been allocated to employees in proportion to each participant's contribution. The Company did not make a profit sharing contribution to the Plan during the years ended July 31, 2005 and 2004. The Company provided a 20% match of non-executive employee contributions to the Plan. This amounted to $-0- and $6,500 for the years ended July 31, 2005 and 2004, respectively. In April 2005, the Company's Board of Directors terminated the profit sharing plan.

NOTE 10 COMMITMENTS

      The Company leased office facilities under operating leases, which were scheduled to expire at various dates through 2007. In June 2005, all of the Company's leases were terminated under the bankruptcy proceedings.

      Rent expense for the years ended July 31, 2005 and 2004 was $35,000 and $116,000, respectively.

      In May 1994, the Company entered into an agreement with Aladdin Books, a British publishing company, whereby Aladdin agreed to produce no less than 50 titles per year for Millbrook through January 1, 2004. The titles were wholly owned by Millbrook. Aladdin was responsible for production, printing and binding. Production costs were shared by Aladdin and Millbrook. Aladdin retained sales rights for these titles to countries other than the United States, Canada and the Philippines. Royalties were paid to Aladdin based on Millbrook sales. Development recovery amounts were paid to Millbrook based on sales by Aladdin to other parts of the world. Net payables to Aladdin at July 31, 2005 and 2004 are $-0- and $957,000, respectively. In March 2005, the net payable was fully satisfied and all rights to any titles reverted to Aladdin under the terms of the bankruptcy proceedings.

                                   MPLC, INC.
                   DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2004
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004

NOTE 10 COMMITMENTS (Continued)

      In June 2002, the Company entered into a fulfillment and distribution agreement with Simon & Schuster, Inc. Among other things, this agreement had a term of three years and required the Company to pay a monthly service fee based on net sales plus other direct costs. In return, Simon & Schuster, Inc. performed all order entry, customer service, credit, collection, warehousing and shipping functions for the Company. Under terms of the Company's bankruptcy proceedings, this agreement was terminated as of April 30, 2005.

NOTE 11 FAIR VALUE OF FINANCIAL INSTRUMENTS

      CASH, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, ACCRUED EXPENSES, ROYALTIES PAYABLE

      The carrying amount of these financial instruments approximates fair value because of the short-term nature of these instruments.

      LOAN PAYABLE - MAJORITY SHAREHOLDER

      The carrying amount of this financial instrument approximates fair value as the related interest rate approximates current market rates.

NOTE 12 SEGMENT REPORTING

      In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at July 31, 2005 and 2004.

NOTE 13 CONTINGENCIES

      Except for its bankruptcy proceedings (see Note 2), the Company is not aware of any contingent liabilities with respect to litigation and claims arising in the ordinary course of its business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's management with the participation and under the supervision of its Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(c) of the Exchange Act as of the end of the fiscal year covered by this report. Based upon their evaluation, the Company's principal executive and financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. During the year ended July 31, 2005, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during the period of our evaluation, or subsequent to the date we carried out our evaluation.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The names, ages and positions of the Company's current directors and executive officers are as follows:

      NAME              AGE         POSITIONS AND OFFICES HELD
      ----------        ---         --------------------------------------------
      Issac Kier        52          President, Secretary, Treasurer and Director

      Sid Banon         48          Director

      Jerome Chazen     78          Director

DIRECTORS AND EXECUTIVE OFFICER

Isaac Kier, Director, President, Secretary and Treasurer

Isaac Kier has served as a director and the Company's president, secretary and treasurer since April 2005, and will serve on the board of directors until the next annual shareholders' meeting of the Company or until a successor is elected. Since February 2000, Mr. Kier has been a general partner of Coqui Capital Partners, L.P., a venture capital firm licensed by the Small Business Administration as a small business investment company having investments in the telecommunications, media and biotechnology industries. Since June 2004, Mr. Kier has served as a director of Rand Acquisition Corporation (RAQC.OB), a blank check company formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Since June 2005, he has served as a director of Paramount Acquisition Corp (PMQCU.OB), a blank check company organized for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the healthcare industry. Since February 2004, he has served as treasurer and director of Tremisis Energy Acquisition Corporation (TEGYU.OB), a special purpose acquisition company. Since February 2004, he has also served on the board of directors of Hana Biosciences, Inc., a development stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to enhance cancer care. Since April 1997, Mr. Kier has been a principal of First Americas Partners, LLC, an investment partnership focusing on real estate investments in North and South America. Mr. Kier received a BA in Economics from Cornell University and a JD from George Washington University Law School.

Jerome A. Chazen, Director

Jerome A. Chazen has served as a director of the Company since April 2005. Mr. Chazen is also Chairman of Chazen Capital Partners, a private investment company. Prior to Chazen Capital, Mr. Chazen was one of the four founders of Liz Claiborne Inc., where he is also Chairman Emeritus. Mr. Chazen is also the founder and Benefactor of the Jerome A. Chazen Institute of International Business, the focal point of all international programs at Columbia Business School. Mr. Chazen received his Bachelor Degree from the University of Wisconsin and his MBA from Columbia Business School. Mr. Chazen has been a director of Taubman Centers, Inc. since 1992.

Sid Banon, Director

Mr. Banon has been a director of the Company since April 2005. Mr. Banon has served as a Managing Director of Chazen Capital Partners, L.P. since 1996. Prior to that, he was a co-founder of Win Stuff Corporation, a national operator of skill crane vending machines, and Mr. Banon currently serves as Chief Executive Officer of that company. Prior to that, Mr. Banon held various corporate positions in audit, finance and accounting at Sony Corp. of America, Gulf & Western, and Citicorp. Mr. Banon received his BS in Accounting at the State University of New York at Albany, and is a Certified Public Accountant.

There are no agreements or understandings for any of the officers or directors of the Company to resign at the request of another person, and the above-named officer and directors are not acting on behalf of, nor will act at the direction of, any other person.

Mr. Chazen is Mr. Banon's father-in-law. There are no other family relationships among the officers and directors of the Company.

PRIOR BLANK CHECK EXPERIENCE

Messrs. Chazen and Banon have had no prior experience with blank check companies. The following chart summarizes certain information concerning all current and past blank check companies with which Mr. Kier has been involved.

------------------------------------------------------------------------------------------------------------------------------------
Name of Company (SEC File No.)           Status of Registration       Company Status
------------------------------------------------------------------------------------------------------------------------------------
Rand Acquisition Corporation ("Rand")    Rand filed a Registration    Rand is a blank check company formed on June 2, 2004 to effect
(File No. 000-50908)                     Statement on Form S-1        a merger, capital stock exchange, asset acquisition or other
                                         with the SEC on June 30,     similar business combination with an operating business. Mr.
                                         2004 (Reg. No.               Kier serves as a director. Unlike the Company, Rand has
                                         333-117051) and Form 8-A     approximately $24 million of cash available to it with which
                                         on August 23, 2004. Rand     to pursue an acquisition.
                                         files reports under the
                                         Securities Exchange Act
                                         of 1934.
                                                                      On September 6, 2005, Rand announced that it has entered into a definitive agreement to acquire privately-held Lower Lakes
                                                                      Towing Ltd. and Grand River Navigation Company, Inc. Port
                                                                      Dover, Ontario-based Lower Lakes Towing, together with its wholly-owned U.S. subsidiary, Lower Lakes Transportation
                                                                      Company, is a provider of bulk freight shipping services
                                                                      throughout the Great Lakes region. Grand River charters four
                                                                      U.S. flag vessels to Lower Lakes Transportation under
                                                                      long-term time charters.
------------------------------------------------------------------------------------------------------------------------------------
Tremisis Energy Acquisition               Tremisis filed a            Tremisis is a blank check company formed on February 5, 2004
Corporation ("Tremisis")                  Registration Statement on   to effect a merger, capital stock exchange, asset acquisition
(File  No. 000-50682)                     Form S-1 with the SEC on    or other similar business combination with an operating
                                          March 12, 2004 (Reg. No.    business in either the energy or the environmental industry
                                          333-113583) and Form 8-A    and their related infrastructures. Mr. Kier is treasurer and a
                                          on April 13, 2004.          director. Unlike the Company, Tremisis has approximately $34
                                          Tremisis files reports      million of cash available to it with which to pursue an
                                          under the Securities        acquisition.
                                          Exchange Act of 1934.
                                                                      No acquisitions, business combinations or mergers are pending or have occurred.
------------------------------------------------------------------------------------------------------------------------------------
Hana  Biosciences, Inc. ("Hana")          Hana files reports under    Hana is a development stage biopharmaceutical company focused
(File No. 000-50782)                      the Securities Exchange     on the acquisition, development and commercialization of
                                          Act of 1934.                innovative products to enhance cancer care.

                                                                      Mr. Kier is a director of Hana, which, in July 2004, merged into Email Real Estate.com, Inc. ("EMLR"), a public blank
                                                                      check company that originally had been formed for the purpose of developing Internet web sites for the real estate industry.
                                                                      Mr. Kier had no association, with EMLR prior to the foregoing transaction.
------------------------------------------------------------------------------------------------------------------------------------
eDiets.com, Inc. ("eDiets")               eDiets filed a              On November 17, 1999, eDiets merged with a subsidiary of Olas,
(File No. 000-30559)                      Registration Statement on   Inc., a public "shell", whereby all of the outstanding shares
                                          Form SB-2 with the SEC on   of common stock of eDiets were exchanged for 88% of the common
                                          December 30, 1999           stock of Olas. Mr. Kier was a director and officer of Olas,
                                          (Registration No.           Inc. at the time of such transaction. Mr. Kier is no longer a
                                          333-93971) and Form 8-A     director or officer.
                                          on May 4, 2000.

                                          eDiets files reports
                                          under the Securities
                                          Exchange Act of 1934.
------------------------------------------------------------------------------------------------------------------------------------
Paramount Acquisition Corp.               Paramount filed a           Paramount is a blank check company formed for the purpose of
("Paramount") (File No. 000-51518)        Registration Statement on   effecting a merger, capital stock exchange, asset acquisition
                                          Form S-1 with the SEC on    or other similar business combination with an operating
                                          August 3, 2005 (Reg. No.    business in the healthcare industry. Mr. Kier has been a
                                          333-127149) and Form 8-A    director of the Company since its inception.
                                          on September 8, 2005.
                                          Paramount is required to
                                          file reports under the      No acquisitions, business combinations or mergers are pending
                                          Securities Exchange Act     or have occurred.
                                          of 1934.
------------------------------------------------------------------------------------------------------------------------------------

INVOLVEMENT ON CERTAIN MATERIAL LEGAL PROCEEDINGS DURING THE LAST FIVE YEARS

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2) Other than with respect to the Company's bankruptcy, no bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

No person who, during the fiscal year ended July 31, 2005, was a Director, officer or beneficial owner of more than ten percent of our common stock failed to file on a timely basis, reports required by Section 16 of the Exchange Act during the most recent fiscal year or prior years. The foregoing is based solely upon our review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive, financial and accounting officers and persons performing similar duties. The Code is designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure and compliance with applicable governmental laws, rules and regulations. It is also designed to encourage prompt internal reporting of violations of the Code to an appropriate person and provides for accountability for adherence to the Code. A copy of our Code of Ethics is attached as an exhibit to this Annual Report.

ITEM 10. EXECUTIVE COMPENSATION

Neither the Company's current executive officer nor any of the Company's current directors receives any compensation for his services rendered to the Company, has received such compensation in the past, or is accruing any compensation pursuant to any agreement with the Company. The Company currently has no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of directors, officers, or other employees.

The officer and directors of the Company will not receive any finder's fees, either directly or indirectly, as a result of their efforts to implement the Company's business plan outlined herein.

SUMMARY COMPENSATION TABLE

The following table sets forth, for the Company's last three completed fiscal years, all compensation awarded to, earned by or paid to the Company's executive officer and David Allen, who served as an executive officer until April 2005.

                                                                           Long-Term               All Other
                                          Annual Compensation            Compensation       Compensation (1) ($)
                                     -----------------------------    ------------------    --------------------
                                                                            Awards
                                     -----------------------------    ------------------

                                                                         Securities
Name and Principal Position(s)       Year   Salary ($)   Bonus ($)    Underlying Options
----------------------------------------------------------------------------------------------------------------
Isaac Kier (1)                       2005          --          --                    --                       --
  President, Secretary, Treasurer    2004          --          --                    --                       --
  and Director                       2003          --          --                    --                       --

David Allen                          2005    $160,000    $100,000                    --                       --
  President, Chief Executive         2004    $160,000          --                    --                       --
  Officer, Chief Financial           2003    $160,000          --               100,000                       --
  Officer and Secretary

(1) As of the date of this report, Mr. Kier receives no compensation for his services as an officer and director of the Company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company granted no options during fiscal year 2005. Pursuant to an order from the Bankruptcy Court, all outstanding options were repurchased by the Company for $0.01 per share and cancelled. Accordingly, the Company has no options outstanding as of the date hereof.

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No executive officers exercised options during fiscal 2005. There are no outstanding options as of July 31, 2005.

Employment Contracts with Executive Officers

The Company was a party to an employment agreement with Mr. Allen. Mr. Allen voluntarily terminated his employment agreement on April 26, 2005 and the Company has no obligation remaining under such agreement.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this report, there are 28,698,870 shares of the Company's common stock, par value $0.01 per share, issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) by each executive officer of the Company at the end of the last completed fiscal year;
(iii) each current director and executive officer; and (iv) by the foregoing executive officers (including the former executive officer) and current directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned.

      Name, Position and Address of Beneficial Owner           Number of Shares Beneficially      Percent of Class (%)
      ----------------------------------------------           -----------------------------      --------------------
                                                                           Owned
                                                                           -----
Isaac Kier                                                               19,371,737                       67.5
President, Secretary, Treasurer and Director
1775 Broadway, Suite 604
New York, NY 10019

Jerome Chazen                                                             2,582,898                        9.0
Director
c/o Chazen Capital Partners
767 Fifth Avenue
New York, NY 10153

Lawrence Coben                                                            1,937,174                        6.8
1775 Broadway Suite 604
New York, NY 10019

Sid Banon                                                                   645,725                        2.3
Director
150 E. 69th Street
New York, NY 10021

David Allen, former executive officer                                         4,500                           *
2 Old New Milford Road
Brookfield, CT 06804

All Executive Officers and Directors as a Group (four persons)           22,600,360                       78.7%

*     Less than 1%

(1)   Mr. Allen ceased to be an officer of the Company in April 2005.

As of July 31, 2005, there are no operative equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 26, 2005, the Company issued 25,828,983 restricted shares of its common stock to First Americas in exchange for $75,000 in cash. See Item 5, "Recent Sales of Unregistered Securities." Mr. Kier, an officer and director of the Company, controls First Americas. With respect to the sales made to Mr. Kier, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Such security holder cannot rely on Rule 144 for resale transactions and therefore can only be resold through Registration under the Securities Act. First Americas has since distributed shares to Mr. Kier and sold shares to Mr. Chazen, Mr. Banon and another individual.

In February 2005, the Company paid David Allen, a former officer and director of the Company, a $100,000 bonus for continuing with the Company during bankruptcy proceedings. This payment was approved by the Bankruptcy Court.

Pursuant to her employment agreement, which has since been cancelled, Jean Reynolds, a former officer of the Company, received $80,000 in severance pay during August 2004.

Mr. Kier has indicated to us that he currently intends to provide us with limited funding in the form of loans, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek a Business Combination, as well as funding the costs, including professional auditing and accounting fees and expenses related to continuing to be a reporting company under the Exchange Act. However, we have no written agreement with Mr. Kier to provide any interim financing for any period and there is no assurance that he will provide such funding. During the fiscal year ended July 31, 2005, Mr. Kier made advances of $44,000 to fund expenses.

CONFLICTS OF INTEREST

Our management is not required to commit their full time to our affairs. As a result, pursuing a Business Combination may require a greater period of time than if they would devote their full time to our affairs. Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities similar to those of the Company. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Mr. Kier, a director and our President, Secretary and Treasurer, currently serves as a director of two other such companies. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to such corporation. In cases where our management has multiple business affiliations, they may have similar legal obligations to present certain business opportunities to multiple entities. If several business opportunities or operating entities approach management with respect to a Business Combination, management will consider a number of factors including preferences of the management of the operating company and availability of resources of the acquiring company. However, management will act in what they believe will be in the best interests of the shareholders of the Registrant and other respective public companies.

Other than described above, there have been no transactions that are required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS

EXHIBIT NUMBER       DESCRIPTION
2.1*                 Plan of Reorganization, dated January 25, 2005

2.2*                 Order Confirming Plan of Reorganization, dated January 25,
                     2005

3.1*                 Restated Certificate of Incorporation, dated December 16,
                     1996

3.2* Certificate of Amendment, dated October 12, 2004, to Restated Certificate of Incorporation

3.3* Certificate of Amendment, dated April 8, 2005, to Restated Certificate of Incorporation

3.4*                 By-Laws, as amended

4.1*                 Specimen of Certificate of Common Stock

10.1* Escrow Agreement, dated April 26, 2005, between the Company, David Allen and North Fork Bank

10.2* Letter Agreement, dated April 26, 2005, between the Company, David Allen and First Americas Partners, LLC

14                   Code of Ethics

31                   Certification pursuant to Rule 13a-14(a)/15d-14(a)

32                   Certification pursuant to 18 U.S.C Section 1350

----------
* Incorporated herein by reference to Form 10-SB filed with the Commission on June 20, 2005 and amended on July 21, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed by Carlin, Charron & Rosen, LLP for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements included in the Company's Registration Statement on Form 10, Annual Report on Form 10-KSB and services that were provided in connection with statutory and regulatory filings or engagements were approximately $26,000 for fiscal 2005 and $44,000 for fiscal 2004.

Audit-related Fees

The aggregate fees billed or to be billed by Carlin, Charron & Rosen, LLP for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and that are not reported under "Audit Fees" above were $0 for fiscal 2005 and $0 for fiscal 2004.

Tax Fees

The aggregate fees billed or to be billed by Carlin, Charron & Rosen, LLP in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $6,600 for fiscal 2005 and $12,500 for fiscal 2004. The nature of the services performed for these fees included preparation of federal and state corporate income tax returns.

All Other Fees

There were no other fees billed to the Company by Carlin, Charron & Rosen, LLP during fiscal 2005 or fiscal 2004.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   MPLC, Inc.

Date: October 31, 2005                          By:   /s/ Isaac Kier
                                                   -----------------------------
                                                   Name:  Isaac Kier
                                                   Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 31, 2005                          By:   /s/ Isaac Kier
                                                   -----------------------------
                                                   Name:  Isaac Kier
                                                   Title: President, Secretary,
                                                          Treasurer and Director


Date: October 31, 2005                          By:   /s/ Sid Banon
                                                   -----------------------------
                                                   Name:  Sid Banon
                                                   Title: Director


Date: October 31, 2005                          By:   /s/ Jerome Chazen
                                                   -----------------------------
                                                   Name:  Jerome Chazen
                                                   Title: Director