Form 10QSB
period 2005-10-31
MPLC, Inc.
filed 2005-12-15
CIK 1022899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

                           Commission File No. 0-51353

                                   MPLC, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                               06-1390025
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                  1775 Broadway, Suite 604, New York, NY 10019
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 247-4590
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of December 14, 2005, there were 28,698,870 shares of Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited) ..............................3

                Balance Sheets ................................................3

                Statements of Operations.......................................4

                Statements of Stockholders' Equity.............................5

                Statements of Cash Flows.......................................6

                Notes to Financial Statements..................................7

        Item 2. Management's Discussion and Analysis or Plan of Operation.....11

        Item 3. Controls and Procedures.......................................12

Part II. OTHER INFORMATION

        Item 1. Legal Proceedings.............................................13

        Item 6. Exhibits......................................................13

Signatures....................................................................14

Exhibit Index.................................................................15

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                         October 31,    July 31,
                                                                            2005          2005
                                                                         -----------    ---------
                                                                         (Unaudited)    (Audited)
CURRENT ASSETS
    Cash                                                                  $      --     $      --
    Taxes receivable                                                          4,400            --
                                                                          ---------     ---------

       Total assets                                                       $   4,400     $      --
                                                                          =========     =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                 $  49,736     $  50,000
    Loan payable - majority shareholder                                      94,713        44,000
    Other liabilities                                                         1,816           470
                                                                          ---------     ---------
       Total current liabilities                                            146,265        94,470
                                                                          ---------     ---------

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, par value $.10 per share, 1,000,000 shares
       authorized, no shares issued or outstanding                               --            --
    Common stock, par value $.01 per share, 75,000,000 shares and
       12,000,000 shares authorized as of October 31, 2005 and              286,989       286,989
       July 31, 2005, respectively
    Additional paid in capital (discount on par value of common stock)     (286,989)     (286,989)
    Deficit accumulated during development stage                           (141,865)      (94,470)
                                                                          ---------     ---------
         Total stockholders' equity (deficiency)                           (141,865)      (94,470)
                                                                          ---------     ---------
         Total liabilities and stockholders' equity (deficiency)          $   4,400     $      --
                                                                          =========     =========

                       See Notes to Financial Statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          For the Three     Cumulative from
                                                              Months         April 26, 2005
                                                               Ended            Through
                                                         October 31, 2005   October 31, 2005
                                                         ----------------   ----------------
Expenses
   General and administrative expenses                     $     50,449       $    144,449
   Interest expense                                               1,346              1,816
                                                           ------------       ------------

Loss before benefit from income taxes                           (51,795)          (146,265)

Benefit from income taxes                                        (4,400)            (4,400)
                                                           ------------       ------------

Net loss                                                   $    (47,395)      $   (141,865)
                                                           ============       ============

Net loss per common share - basic and diluted              $     (0.002)      $     (0.005)
                                                           ============       ============

Weighted average shares outstanding - basic and diluted      28,698,870         28,698,870
                                                           ============       ============

                       See Notes to Financial Statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) - (UNAUDITED)

                                                                        Additional
                                                                         Paid-In
                                             Common Stock                Capital            Deficit
                                    ------------------------------     (Discount on       Accumulated
                                     Shares Issued                     Par Value of         During
                                    and Outstanding      Amount        Common Stock)   Development Stage       Total
                                    ---------------    -----------     -------------   -----------------    -----------
Balance at April 26, 2005 (Note 1)     28,698,870      $   286,989      $  (286,989)      $        --       $        --

Net loss                                       --               --               --           (94,470)          (94,470)
                                      -----------      -----------      -----------       -----------       -----------

Balance at July 31, 2005               28,698,870          286,989         (286,989)          (94,470)          (94,470)

Net loss                                       --               --               --           (47,395)          (47,395)
                                      -----------      -----------      -----------       -----------       -----------

Balance at October 31, 2005            28,698,870      $   286,989      $  (286,989)      $  (141,865)      $  (141,865)
                                      ===========      ===========      ===========       ===========       ===========

                       See Notes to Financial Statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           Cumulative from
                                                                        For the Three      April 26, 2005
                                                                         Months Ended          Through
                                                                       October 31, 2005    October 31, 2005
                                                                       ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $       (47,395)    $      (141,865)
Adjustment to reconcile net loss to net cash used in
    operating activities:
    Changes in assets and liabilities:
       Increase in taxes receivable                                             (4,400)             (4,400)
       (Decrease) increase in accounts payable and accrued expenses               (264)             49,736
       Increase in other liabilities                                             1,346               1,816
                                                                       ---------------     ---------------

              Net cash used in operating activities                            (50,713)            (94,713)
                                                                       ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - majority shareholder                               50,713              94,713
                                                                       ---------------     ---------------

         Net cash provided by financing activities                              50,713              94,713
                                                                       ---------------     ---------------

         Net increase in cash                                                       --                  --

CASH, beginning of period                                                           --                  --
                                                                       ---------------     ---------------

CASH, end of period                                                    $            --     $            --
                                                                       ===============     ===============

                       See Notes to Financial Statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

NOTE 1 ORGANIZATION AND BUSINESS OPERATIONS

      MPLC, Inc. (f/k/a the Millbrook Press Inc.) (the "Company" or "MPLC") is the successor company to a corporation that emerged from a reorganization under Chapter 11 of the United States Bankruptcy Code as described in the Company's Annual Report on Form 10-KSB for the period ended July 31, 2005. The Company was incorporated under the laws of the State of Delaware in 1994. The Company intends to acquire assets or shares of an entity engaged in a business that generates, or has the potential of generating revenues, in exchange for securities of the Company.

NOTE 2 BASIS OF PRESENTATION

      The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the period ended July 31, 2005.

      The accompanying financial statements have been prepared on a going concern basis. The Company has discontinued its historical lines of business and currently has no principal operations or revenue, which raises substantial doubt about its ability to continue as a going concern. In addition, the Company has accumulated a deficit of $141,865 since entering the development stage effective April 26, 2005. The Company's ability to continue as a going concern is uncertain as it is contingent upon merging with another entity or acquiring revenue producing activities. The financial statements do not include any adjustments or reclassifications that might by necessary should the Company be unable to continue in existence.

      In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position and results of operations of MPLC, Inc. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

      Certain reclassifications have been made to the prior periods to conform with the current period presentation.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

NOTE 2 BASIS OF PRESENTATION (Continued)

      FRESH-START REPORTING

      All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected such date as the date to adopt the accounting provisions of fresh-start reporting. Fresh-start financial statements prepared by entities emerging from Chapter 11 will not be comparable with those prepared before their plans were confirmed by the Bankruptcy Court because they are, in effect, those of a new entity. Thus, comparative financial statements that straddle a confirmation date should not be and are not presented.

      DEVELOPMENT STAGE COMPANY

      Commencing April 26, 2005, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations or revenue from any source.

      INCOME TAXES

      The Company follows SFAS No. 109, "Accounting for Income Taxes" which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

      NET LOSS PER COMMON SHARE

      Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period, including common stock equivalents (unless anti-dilutive).

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

NOTE 3 NEW ACCOUNTING STANDARD

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. In April 2005, the SEC extended the effective date for SFAS No. 123 (revised 2004) for public companies, to the beginning of a registrant's next fiscal year that begins after June 15, 2005. The Company was required to adopt SFAS No. 123 (revised 2004) in its first quarter of fiscal 2006. Adoption of this SFAS did not have a material impact on the Company's financial position or results of operations.

NOTE 4 LOAN PAYABLE - MAJORITY SHAREHOLDER

      As of October 31, 2005, the Company has received loans totaling $94,713 from its majority shareholder at an interest rate of 8%, which are due on demand. The purpose of the loans is to provide funding necessary for the Company to continue its corporate existence, seek out a business combination and fund professional fees and expenses related to being an SEC reporting company. The carrying amount of this financial instrument approximates fair value as the related interest rate approximates current market rates.

NOTE 5 INCOME TAXES

      MPLC, Inc. has approximately $142,000 in net operating loss carryforwards at October 31, 2005 available to reduce future income taxes through 2025. A valuation allowance in the amount set forth in the table below has been recorded based on management's determination that it is more likely than not that the deferred tax assets will not be realized. At such time as it is determined that it is more likely than not that any or all of the deferred tax assets are realizable, the valuation allowance will be reduced. The tax effects of temporary differences that give/gave effect to the net deferred tax assets (liabilities) are/were as follows:

                                                         -----------------------
                                                         October 31,    July 31,
                                                           2005          2005
                                                         -----------   ---------

      Deferred tax assets:
              Net operating loss carryforwards            $ 57,000     $ 38,000
                                                          --------     --------
              Total gross deferred tax assets               57,000       38,000
                                                          --------     --------

      Deferred tax liabilities:
                                                          --------     --------
              Total gross deferred tax liabilities              --           --
                                                          --------     --------
      Total net deferred tax assets, before  valuation
                   allowance                                57,000       38,000
      Valuation allowance                                  (57,000)     (38,000)
                                                          --------     --------
      Net deferred tax (liabilities) assets               $     --     $     --
                                                          ========     ========

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

NOTE 6 RELATED PARTY TRANSACTIONS

      The Company is using a portion of the premises occupied by First Americas, LLC ("First Americas") located at 1775 Broadway, New York, New York, 10019 as its principal office. Isaac Kier, the President of the Company, is an owner of First Americas. First Americas has agreed to waive payment of any rent by the Company for use of the offices. The Company has not paid any rent for its principal office since April 26, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this quarterly report of MPLC, Inc. (hereinafter the "Company", "We", "Us" or the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this report, forward-looking statements are generally identified by the words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company's securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. Important factors that may cause actual results to differ from projections include, for example: the success or failure of management's efforts to implement the Company's plan of operation; the ability of the Company to fund its operating expenses; the ability of the Company to compete with other companies that have a similar plan of operation; the effect of changing economic conditions impacting our plan of operation; and the ability of the Company to meet the other risks as may be described in future filings with the SEC.

OVERVIEW

The Company intends to acquire assets or shares of an entity engaged in a business that generates, or has the potential of generating revenues, in exchange for securities of the Company. The Company has not identified a particular acquisition target as of the date of filing of this quarterly report, and is not in negotiations regarding any such acquisition. As of the date of this quarterly report, none of the Company's officers, directors, promoters or affiliates is engaged in any negotiations with any representative of any other company regarding a business combination between the Company and such other company.

The Company intends to remain a shell company until a merger or acquisition is consummated, and it is anticipated that during that time frame the Company's cash requirements will be minimal. The Company does not anticipate that it will have to raise capital during the next twelve months. The Company also does not expect to make any significant capital acquisitions during the next twelve months.

The Company intends to seek to carry out its business plan as discussed herein. In order to do so, the Company needs to pay ongoing expenses, including legal and accounting fees incurred in conjunction with compliance with its on-going reporting obligations under the Exchange Act. Because the Company has no capital with which to pay these anticipated expenses, Mr. Kier has indicated to us that he currently intends to provide us with limited funding in the form of loans, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek a business combination, as well as funding the costs, including professional auditing and accounting fees and expenses related to continuing to be a reporting company under the Exchange Act. Through October 31, 2005, Mr. Kier has made advances totaling $94,713 to the Company, which advances accrue interest at a rate of 8% per annum. However, we have no written agreement with Mr. Kier to provide any interim financing for any period and there is no assurance that he will continue to provide such funding. Should Mr. Kier fail to loan the Company funds to pay such expenses, the Company has not identified any alternative sources, and there is substantial doubt about the Company's ability to continue as a going concern. The Company currently does not intend to raise funds, either debt or equity, from investors while the Company is a blank check company, and the Company will not borrow any funds to make any payments to the Company's management or affiliates.

The Company has no employees and does not expect to hire any prior to effecting a business combination. The Company's President has agreed to allocate a portion of his time to the activities of the Company, without compensation. The President anticipates that the business plan of the Company can be implemented by devoting a portion of his available time to the business affairs of the Company. The Company's board of directors intends to provide the Company's shareholders with complete disclosure documentation concerning the structure of a proposed business combination prior to consummation.

FRESH-START REPORTING

As a result of it's bankruptcy filing under Chapter 11, the Company is subject to the provisions of American Institute of Certified Public Accountants' Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Under SOP 90-7, fresh-start reporting should be applied when, upon emergence from bankruptcy law proceedings, the reorganization value of a company is less than the sum of all allowed claims and post-petition liabilities of the company and the holders of the old common shares receive fewer than fifty percent of the new voting shares in the reorganization. Reorganization value is the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after restructuring. On January 25, 2005, the Bankruptcy Court confirmed the Plan of Reorganization. All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting. As the fair value of the Predecessor Company's net assets were determined to be $-0-, this became the new basis for the Successor Company's balance sheet as of April 26, 2005, and all results of operations beginning April 26, 2005 are those of the Successor Company.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes to the financial statements, which are included in this quarterly report on Form 10-QSB.

Net loss for the three months ended October 31, 2005 consisted of $49,536 for professional fees, $1,346 for interest expense $913 for other expenses net of a tax benefit of $4,400.

Net loss for the period from April 26, 2005 (date of adoption of fresh-start reporting) to October 31, 2005 consisted of $143,536 for professional fees, $1,816 for interest expense, $913 for other expenses net of a tax benefit of $4,400.

CRITICAL ACCOUNTING POLICIES.

There have been no material changes to our Critical Accounting Policies described in our Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended July 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with participation of the Company's Chief Executive and Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive and Financial Officer concluded as of the end of the period covered by this Form 10-QSB that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Principal Executive and Financial Officer that occurred during the quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Other than a matter recently settled by the bankruptcy administrator in connection with a dispute with one creditor, a former landlord, for approximately $60,000, the Company's Chief Executive and Financial Officer and Directors are not aware of any threatened or pending litigation to which the Company is a party, or which any of its property is the subject, and which would have a material, adverse effect on the Company. The Company, prior to its bankruptcy proceeding, was subject to several claims. As a result of the order of the U.S. Bankruptcy Court dated January 25, 2005, except as otherwise described in this quarterly report, the Company will be free from all liens, claims and interests of others that arose prior to the effective date of the Company's bankruptcy plan.

ITEM 6. EXHIBITS

31.1        Principal Executive and Financial Officer's Certificate, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Principal Executive and Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MPLC, Inc.


Date: December 14, 2005                    By: /s/ Isaac Kier
                                               ---------------------------------
                                           Name: Isaac Kier
                                           Title: President, Secretary and
                                                  Treasurer

                                  EXHIBIT INDEX

31.1        Principal Executive and Financial Officer's Certificate, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Principal Executive and Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.