Form 10QSB
period 2006-01-31
MPLC, Inc.
filed 2006-03-15
CIK 1022899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

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

                                 (212) 247-4590
                           ---------------------------
                           (Issuer's Telephone Number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 10, 2006, there were 28,698,870 shares of Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION

    Item 1.   Financial Statements (Unaudited) ................................

              Balance Sheets ..................................................3

              Statements of Operations.........................................4

              Statements of Stockholders' Equity...............................5

              Statements of Cash Flows.........................................6

              Notes to Financial Statements....................................7

    Item 2.   Management's Discussion and Analysis or Plan of Operation.......11

    Item 3.   Controls and Procedures.........................................12

Part II. OTHER INFORMATION

    Item 1.   Legal Proceedings...............................................13

    Item 6.   Exhibits........................................................13

Signatures....................................................................14

Exhibit Index.................................................................15

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                           January 31,      July 31,
                                                                               2006            2005
                                                                            ----------      ---------
                                                                           (Unaudited)      (Audited)
CURRENT ASSETS
    Cash                                                                    $   4,157       $      --
    Taxes receivable                                                            4,400              --
                                                                            ---------       ---------

       Total assets                                                         $   8,557       $      --
                                                                            =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                   $  20,064       $  50,000
    Loan payable - majority shareholder                                       138,248          44,000
    Other liabilities                                                           4,226             470
                                                                            ---------       ---------
       Total current liabilities                                              162,538          94,470
                                                                            ---------       ---------

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, par value $.10 per share, 1,000,000 shares
       authorized, no shares issued or outstanding                                 --              --
    Common stock, par value $.01 per share, 75,000,000 shares and
       12,000,000 shares authorized as of January 31, 2006 and                286,989         286,989
       July 31, 2005, respectively
    Additional paid in capital (discount on par value of common stock)       (286,989)       (286,989)
    Deficit accumulated during development stage                             (153,981)        (94,470)
                                                                            ---------       ---------
          Total stockholders' equity (deficiency)                            (153,981)        (94,470)
                                                                            ---------       ---------
          Total liabilities and stockholders' equity (deficiency)           $   8,557       $      --
                                                                            =========       =========

                       See Notes to Financial Statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              For the Three          For the Six        Cumulative from
                                                                  Months               Months           April 26, 2005
                                                                  Ended                Ended               Through
                                                             January 31, 2006     January 31, 2006     January 31, 2006
                                                             ----------------     ----------------     ----------------
Expenses
    General and administrative expenses                        $      9,706         $     60,155         $    154,155
    Interest expense                                                  2,410                3,756                4,226
                                                               ------------         ------------         ------------

Loss before benefit from income taxes                               (12,116)             (63,911)            (158,381)

Benefit from income taxes                                                --               (4,400)              (4,400)
                                                               ------------         ------------         ------------

Net loss                                                       $    (12,116)        $    (59,511)        $   (153,981)
                                                               ============         ============         ============

Net loss per common share - basic and diluted                  $         --         $     (0.002)        $     (0.005)
                                                               ============         ============         ============

Weighted average shares outstanding - basic and diluted          28,698,870           28,698,870         $ 28,698,870
                                                               ============         ============         ============

                       See Notes to Financial Statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) - (UNAUDITED)

                                                                              Additional
                                                                                Paid-In
                                                 Common Stock                   Capital           Deficit
                                        ------------------------------       (Discount on       Accumulated
                                         Shares Issued                       Par Value of          During
                                        and Outstanding       Amount         Common Stock)    Development Stage        Total
                                        ---------------     ----------       -------------    -----------------     ----------
Balance at April 26, 2005 (Note 1)        28,698,870        $  286,989        $ (286,989)        $       --         $       --

Net loss                                          --                --                --            (94,470)           (94,470)
                                          ----------        ----------        ----------         ----------         ----------

Balance at July 31, 2005                  28,698,870           286,989          (286,989)           (94,470)           (94,470)

Net loss                                          --                --                --            (59,511)           (59,511)
                                          ----------        ----------        ----------         ----------         ----------

Balance at January 31, 2006               28,698,870        $  286,989        $ (286,989)        $ (153,981)        $ (153,981)
                                          ==========        ==========        ==========         ==========         ==========

                       See Notes to Financial Statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                           Cumulative from
                                                                        For the Three       For the Six     April 26, 2005
                                                                         Months Ended      Months Ended        Through
                                                                       January 31, 2006  January 31, 2006  January 31, 2006
                                                                       ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                   $ (12,116)        $ (59,511)        $(153,981)
Adjustment to reconcile net loss to net cash used in
    operating activities:
    Changes in assets and liabilities:
       Increase in taxes receivable                                               --            (4,400)           (4,400)
       (Decrease) increase in accounts payable and accrued expenses          (29,672)          (29,936)           20,064
       Increase in other liabilities                                           2,410             3,756             4,226
                                                                           ---------         ---------         ---------

              Net cash used in operating activities                          (39,378)          (90,091)         (134,091)
                                                                           ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - majority shareholder                             43,535            94,248           138,248
                                                                           ---------         ---------         ---------

         Net cash provided by financing activities                            43,535            94,248           138,248
                                                                           ---------         ---------         ---------

         Net increase in cash                                                  4,157             4,157             4,157

CASH, beginning of period                                                         --                --                --
                                                                           ---------         ---------         ---------

CASH, end of period                                                        $   4,157         $   4,157         $   4,157
                                                                           =========         =========         =========

                       See Notes to Financial Statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2006

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

            The accompanying financial statements have been prepared on a going concern basis. The Company has discontinued its historical lines of business and currently has no principal operations or revenue, which raises substantial doubt about its ability to continue as a going concern. In addition, the Company has accumulated a deficit of $152,791 since entering the development stage effective April 26, 2005. The Company's ability to continue as a going concern is contingent upon merging with another entity or acquiring revenue producing activities. The financial statements do not include any adjustments or reclassifications that might by necessary should the Company be unable to continue in existence.

            In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position and results of operations of MPLC, Inc. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

            Certain reclassifications have been made to the financial statements presented for prior periods to conform with the current period presentation.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2006

NOTE 2      BASIS OF PRESENTATION (Continued)

            FRESH-START REPORTING

            All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting. Fresh-start financial statements prepared by entities emerging from Chapter 11 will not be comparable with those prepared before their Plan of Reorganization was confirmed by the Bankruptcy Court because they are, in effect those of a new entity. Thus, comparative financial statements that straddle a confirmation date should not be and are not presented.

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

            USE OF ESTIMATES

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2006

NOTE 3      NEW ACCOUNTING STANDARD

            In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. In April 2005, the SEC extended the effective date for SFAS No. 123 (revised 2004) for public companies, to the beginning of a registrant's next fiscal year that begins after June 15, 2005. The Company adopted SFAS No. 123 (revised 2004) in the first quarter of its fiscal year ended July 31, 2006. Adoption of this standard did not have any impact on the Company's financial position or results of operations.

NOTE 4      LOAN PAYABLE - MAJORITY SHAREHOLDER

            As of January 31, 2006, the Company has received loans totaling $138,248 from its majority shareholder at an interest rate of 8%, which are due on demand. The purpose of the loans is to provide funding necessary for the Company to continue its corporate existence, seek out a business combination and fund professional fees and expenses related to being an SEC reporting company. The carrying amount of this financial instrument approximates fair value as the related interest rate approximates current market rates.

NOTE 5      INCOME TAXES

            MPLC, Inc. has approximately $154,000 and $95,000 in net operating loss carryforwards at January 31, 2006 and July 31, 2005, respectively, available to reduce future income taxes through 2025. A valuation allowance in the amount set forth in the table below has been recorded based on management's determination that it is more likely than not that the deferred tax assets will not be realized. At such time as it is determined that it is more likely than not that any or all of the deferred tax assets are realizable, the valuation allowance will be reduced. The tax effects of temporary differences that give/gave effect to the net deferred tax assets (liabilities) are/were as follows:

                                                         ----------------------
                                                         January 31,   July 31,
                                                            2006         2005
                                                         -----------   --------
      Deferred tax assets:
         Net operating loss carryforwards                 $ 62,000     $ 38,000
                                                          --------     --------
         Total gross deferred tax assets                    62,000       38,000
                                                          --------     --------

      Deferred tax liabilities:
                                                          --------     --------
         Total gross deferred tax liabilities                   --           --
                                                          --------     --------
      Total net deferred tax assets, before  valuation
           allowance                                        62,000       38,000
      Valuation allowance                                  (62,000)     (38,000)
                                                          --------     --------
      Net deferred tax (liabilities) assets               $     --     $     --
                                                          ========     ========

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2006

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

The Company intends to carry out its business plan as discussed herein. In order to do so, the Company needs to pay ongoing expenses, including legal and accounting fees incurred in conjunction with future compliance with its on-going reporting obligations under the Exchange Act. Because the Company has no capital with which to pay these anticipated expenses, the Company's President Mr. Kier has indicated to us that he currently intends to provide us with limited funding in the form of loans, on an as needed basis, necessary for us to continue our corporate existence. Through January 31, 2006, Mr. Kier has made advances totaling $138,248 to the Company, which advances accrue interest at a rate of 8% per annum. However, we have no written agreement with Mr. Kier to provide ongoing financing for any period and there is no assurance that he will continue to provide such funding. Should Mr. Kier fail to loan the Company funds to pay such expenses, the Company has not identified any alternative sources, and there is substantial doubt about the Company's ability to continue as a going concern. The Company currently does not intend to raise funds, either debt or equity, from investors while the Company is a shell company, and the Company will not borrow any funds to make any payments to the Company's management or affiliates.

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

FRESH-START REPORTING

As a result of it's bankruptcy filing under Chapter 11, the Company is subject to the provisions of American Institute of Certified Public Accountant's Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Under SOP 90-7, fresh-start reporting should be applied when, upon emergence from bankruptcy law proceedings, the reorganization value of a company is less than the sum of all allowed claims and post-petition liabilities of the company and the holders of the old common shares receive fewer than fifty percent of the new voting shares in the reorganization. Reorganization value is the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after restructuring. On January 25, 2005, the Bankruptcy Court confirmed the Plan of Reorganization. All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting. As the fair value of the Predecessor Company's net assets were determined to be $-0-, this became the new basis for the Successor Company's balance sheet as of April 26, 2005, and all results of operations beginning April 26, 2005 are those of the Successor Company.

Any fiscal periods prior to April 26, 2005 pertain to what is designated in the Company's financial statements and notes thereto as the "Predecessor Company," while the fiscal periods subsequent to and including April 26, 2005 pertain to what is designated the "Successor Company." As a result of the implementation of fresh-start reporting, the financial statements of the Successor Company subsequent to and including April 26, 2005 are not comparable to the Predecessor Company's financial statements for prior periods.

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes to the financial statements, which are included in this quarterly report on Form 10-QSB.

Net loss for the three months ended January 31, 2006 consisted of $8,788 for professional fees, $2,410 for interest expense and $918 for other expenses.

Net loss for the six months ended January 31, 2006 consisted of $58,324 for professional fees, $3,756 for interest expense $1,831 for other expenses net of a tax benefit of $4,400.

Net loss for the period from April 26, 2005 (date of adoption of fresh-start reporting) to January 31, 2006 consisted of $153,234 for professional fees, $4,226 for interest expense, $1,831 for other expenses net of and a tax benefit of $4,400.

CRITICAL ACCOUNTING POLICIES.

There have been no material changes to our Critical Accounting Policies described in our Form 10-KSB filed with the Securities and Exchange Commission on October 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with participation of the Company's Chief Executive and Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive and Financial Officer concluded, as of the end of the period covered by this Form 10-QSB, that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Principal Executive and Financial Officer that occurred during the Company's second quarter that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

                                                MPLC, Inc.


Date: March 10, 2006                            By: /s/ Isaac Kier
                                                    ----------------------------
                                                Name: Isaac Kier
                                                Title: President, Secretary
                                                       Treasurer and Director

                                  EXHIBIT INDEX

31.1        Principal Executive and Financial Officer's Certificate, pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Principal Executive and Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.