Form 10QSB
period 2006-04-30
MPLC, Inc.
filed 2006-06-14
CIK 1022899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ______

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

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 14, 2006, there were 28,698,870 shares of Common Stock, par value $0.01 per share, outstanding.

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

                                                                            Page

Part I. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited) ..............................3

                Balance Sheets ................................................3

                Statements of Operations ......................................4

                Statements of Changes in Stockholders' Equity (Deficiency).....5

                Statements of Cash Flows ......................................6

                Notes to Financial Statements .................................7

        Item 2. Management's Discussion and Analysis or Plan of Operation ....10

        Item 3. Controls and Procedures ......................................11

Part II. OTHER INFORMATION

        Item 6. Exhibits .....................................................12

Signatures ...................................................................13

Exhibit Index ................................................................14

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                                 BALANCE SHEETS

                                                   ASSETS

                                                                                April 30,          July 31,
                                                                                  2006               2005
                                                                              ------------       ------------
                                                                               (Unaudited)         (Audited)
CURRENT ASSETS
   Cash                                                                       $      4,305       $         --
   Prepaid expenses                                                                    414
   Taxes receivable                                                                  5,934                 --
                                                                              ------------       ------------
      Total assets                                                            $     10,653       $         --
                                                                              ============       ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                      $      2,372       $     50,000
   Loan payable - majority shareholder                                             163,248             44,000
   Other liabilities                                                                 7,839                470
                                                                              ------------       ------------
      Total current liabilities                                                    173,459             94,470
                                                                              ------------       ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, par value $.10 per share, 1,000,000 shares
    authorized, no shares issued or outstanding                                         --                 --
   Common stock, par value $.01 per share, 75,000,000 shares and
    12,000,000 shares authorized as of April 30, 2006 and                          286,989            286,989
    July 31, 2005, respectively
   Additional paid in capital (discount on par value of common stock)             (286,989)          (286,989)
   Deficit accumulated during development stage                                   (162,806)           (94,470)
                                                                              ------------       ------------
      Total stockholders' equity (deficiency)                                     (162,806)           (94,470)
                                                                              ------------       ------------
      Total liabilities and stockholders' equity (deficiency)                 $     10,653       $         --
                                                                              ============       ============

                       See Notes to Financial Statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         For the Three          For the Nine         Cumulative from
                                                                             Months                Months             April 26, 2005
                                                                             Ended                 Ended                 Through
                                                                         April 30, 2006        April 30, 2006        April 30, 2006
                                                                         --------------        --------------        ---------------
Expenses:
   General and administrative expenses                                   $        5,212        $       65,367        $      159,367
   Interest expense                                                               3,613                 7,369                 7,839
                                                                         --------------        --------------        --------------

Loss before benefit from income taxes                                            (8,825)              (72,736)             (167,206)

Benefit from income taxes                                                            --                (4,400)               (4,400)
                                                                         --------------        --------------        --------------

Net loss                                                                 $       (8,825)       $      (68,336)       $     (162,806)
                                                                         ==============        ==============        ==============

Net loss per common share - basic and diluted                            $           --        $       (0.002)
                                                                         ==============        ==============

Weighted average shares outstanding - basic and diluted                      28,698,870            28,698,870
                                                                         ==============        ==============

                       See Notes to Financial Statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                        Additional
                                                                                          Paid-In        Deficit
                                                                Common Stock              Capital      Accumulated
                                                       -----------------------------   (Discount on      During
                                                        Shares Issued                  Par Value of    Development
                                                       and Outstanding     Amount      Common Stock)      Stage           Total
                                                       --------------   ------------   ------------    ------------    ------------
Balance at April 26, 2005 (Note 1) (Audited)               28,698,870   $    286,989   $   (286,989)   $         --    $         --

Net loss (Audited)                                                 --             --             --         (94,470)        (94,470)
                                                         ------------   ------------   ------------    ------------    ------------

Balance at July 31, 2005 (Audited)                         28,698,870        286,989       (286,989)        (94,470)        (94,470)

Net loss (Unaudited)                                               --             --             --         (68,336)        (68,336)
                                                         ------------   ------------   ------------    ------------    ------------

Balance at April 30, 2006 (Unaudited)                      28,698,870   $    286,989   $   (286,989)   $   (162,806)   $   (162,806)
                                                         ============   ============   ============    ============    ============

                       See Notes to Financial Statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                         Cumulative from
                                                                                  For the Nine            April 26, 2005
                                                                                  Months Ended               Through
                                                                                 April 30, 2006           April 30, 2006
                                                                                 --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $      (68,336)          $     (162,806)
Adjustment to reconcile net loss to net cash used in
   operating activities:
   Changes in assets and liabilities:
      Increase in taxes receivable and prepaid expenses                                  (6,348)                  (6,348)
      (Decrease) increase in accounts payable and accrued expenses                      (47,628)                   2,372
      Increase in other liabilities                                                       7,369                    7,839
                                                                                 --------------           --------------

         Net cash used in operating activities                                         (114,943)                (158,943)
                                                                                 --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - majority shareholder                                       119,248                  163,248
                                                                                 --------------           --------------

         Net cash provided by financing activities                                      119,248                  163,248
                                                                                 --------------           --------------

         Net increase in cash                                                             4,305                    4,305

CASH, beginning of period                                                                    --                       --
                                                                                 --------------           --------------

CASH, end of period                                                              $        4,305           $        4,305
                                                                                 ==============           ==============

                       See Notes to Financial Statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006

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

        The accompanying financial statements have been prepared on a going concern basis. The Company has discontinued its historical lines of business and currently has no principal operations or revenue, which raises substantial doubt about its ability to continue as a going concern. In addition, the Company has accumulated a deficit of $162,806 since entering the development stage effective April 26, 2005. The Company's ability to continue as a going concern is contingent upon merging with another entity or acquiring revenue producing activities. The financial statements do not include any adjustments or reclassifications that might by necessary should the Company be unable to continue in existence.

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

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006

NOTE 2  BASIS OF PRESENTATION (Continued)

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

NOTE 3  NEW ACCOUNTING STANDARD

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. In April 2005, the SEC extended the effective date for SFAS No. 123 (revised 2004) for public companies, to the beginning of a registrant's next fiscal year that begins after June 15, 2005. The Company adopted SFAS No. 123 (revised
        2004) on August 1, 2005. Adoption of this standard did not have any impact on the Company's financial position or results of operations.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               (SUCCESSOR COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006

NOTE 4  INCOME TAXES

        MPLC, Inc. has approximately $163,000 and $95,000 in net operating loss carryforwards at April 30, 2006 and July 31, 2005, respectively, available to reduce future income taxes through 2025. A valuation allowance in the amount set forth in the table below has been recorded based on management's determination that it is more likely than not that the deferred tax assets will not be realized. At such time as it is determined that it is more likely than not that any or all of the deferred tax assets are realizable, the valuation allowance will be reduced.

                                                       ------------------------
                                                       April 30,       July 31,
                                                         2006           2005
                                                       ---------      ---------
Deferred tax assets:
   Net operating loss carryforwards                    $  65,000      $  38,000
                                                       ---------      ---------
   Total gross deferred tax assets                        65,000         38,000
                                                       ---------      ---------

Deferred tax liabilities:
   Total gross deferred tax liabilities                       --             --
                                                       ---------      ---------
Total net deferred tax assets, before valuation
 allowance                                                65,000         38,000
Valuation allowance                                      (65,000)       (38,000)
                                                       ---------      ---------
Net deferred tax (liabilities) assets                  $      --      $      --
                                                       =========      =========

NOTE 5  RELATED PARTY TRANSACTIONS

        RENT

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

        LOAN PAYABLE - MAJORITY SHAREHOLDER

        As of April 30, 2006, the Company has received loans totaling $163,248 from its majority shareholder at an interest rate of 8%, which are due on demand. The purpose of the loans is to provide funding necessary for the Company to continue its corporate existence, seek out a business combination and fund professional fees and expenses related to being an SEC reporting company. The carrying amount of this financial instrument approximates fair value as the related interest rate approximates current market rates.

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

The Company intends to carry out its business plan as discussed herein. In order to do so, the Company needs to pay ongoing expenses, including legal and accounting fees incurred in conjunction with future compliance with its on-going reporting obligations under the Exchange Act. Because the Company has no capital with which to pay these anticipated expenses, the Company's President Mr. Kier has indicated to us that he currently intends to provide us with limited funding in the form of loans, on an as needed basis, necessary for us to continue our corporate existence. Through April 30, 2006, Mr. Kier has made advances totaling $163,248 to the Company, which advances accrue interest at a rate of 8% per annum. However, we have no written agreement with Mr. Kier to provide ongoing financing for any period and there is no assurance that he will continue to provide such funding. Should Mr. Kier fail to loan the Company funds to pay such expenses, the Company has not identified any alternative sources, and there is substantial doubt about the Company's ability to continue as a going concern. The Company currently does not intend to raise funds, either debt or equity, from investors while the Company is a shell company, and the Company will not borrow any funds to make any payments to the Company's management or affiliates.

The Company has no employees and does not expect to hire any prior to effecting a business combination. The Company's President has agreed to allocate a portion of his time to the activities of the Company, without compensation. The President anticipates that the business plan of the Company can be implemented by devoting a portion of his available time to the business affairs of the Company. The Company's board of directors intends to provide the Company's shareholders with complete disclosure documentation concerning the structure of any proposed business combination prior to consummation.

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

Net loss for the three months ended April 30, 2006 consisted of $3,700 for professional fees, $3,613 for interest expense and $1,512 for other expenses.

Net loss for the nine months ended April 30, 2006 consisted of $62,025 for professional fees, $7,369 for interest expense $3,342 for other expenses, net of a tax benefit of $4,400.

Net loss for the period from April 26, 2005 (date of adoption of fresh-start reporting) to April 30, 2006 consisted of $156,024 for professional fees, $7,839 for interest expense, $3,343 for other expenses net of and a tax benefit of $4,400.

CRITICAL ACCOUNTING POLICIES.

There have been no material changes to our Critical Accounting Policies described in our Form 10-KSB filed with the Securities and Exchange Commission on October 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with participation of the Company's Chief Executive and Financial Officer, its principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive and Financial Officer concluded, as of the end of the period covered by this Form 10-QSB, that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Principal Executive and Financial Officer that occurred during the Company's third quarter that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

                                                   MPLC, Inc.


Date: June 14, 2006                                By: /s/ Isaac Kier
                                                       -------------------------
                                                   Name: Isaac Kier
                                                   Title: President, Secretary
                                                          Treasurer and Director

                                  EXHIBIT INDEX

31.1  Principal Executive and Financial Officer's Certificate, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Principal Executive and Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.