Form 10KSB
period 2006-07-31
MPLC, Inc.
filed 2006-11-07
CIK 1022899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended July 31, 2006

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

                        Commission File Number: 34-51353

                                   MPLC, Inc.
                 (Name of Small Business Issuer in its Charter)

         Delaware                                            06-1390025
(State of Incorporation)                                (IRS Employer ID No.)

       2121 Avenue of the Stars, Suite 1650, Los Angeles, California 90067
              (Address of Principal Executive Offices and Zip Code)

                                 (310) 601-2500
                           (Issuer's telephone number)

           Securities Registered under Section 12(b) of the Act: None

              Securities Registered under Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |X|

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Issuer's revenues for its most recent fiscal year: $0.

As of October 19, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of such date was $114,795.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of October 30, 2006, the Issuer had 75,000,000 shares of common stock issued and outstanding.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): None.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Table of Contents

Part I.

        Item 1.  Description of Business. ................................   1

        Item 2.  Description of Property. ................................   8

        Item 3.  Legal Proceedings. ......................................   8

        Item 4.  Submission of Matters to a Vote of Security Holders. ....   8

Part II.

        Item 5.  Market for Common Equity and Related Stockholder
                 Matters. ................................................   8

        Item 6.  Management's Discussion and Analysis or Plan of
                 Operation. ..............................................  10

        Item 7.  Financial Statements. ...................................  12

        Item 8.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure. ....................  12

        Item 8A. Controls and Procedures. ................................  12

        Item 8B. Other Information .......................................  12

Part III.

        Item 9.  Directors and Executive Officers of the Registrant. .....  12

        Item 10. Executive Compensation. .................................  15

        Item 11. Security Ownership of Certain Beneficial Owners
                 and Management. .........................................  16

        Item 12. Certain Relationships and Related Transactions. .........  17

        Item 13. Exhibits. ...............................................  18

        Item 14. Principal Accountant Fees and Services. .................  18

Signatures ...............................................................  19

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Some of the statements contained in this annual report on Form 10-KSB of MPLC, Inc. (hereinafter the "Company", "We" or the "Registrant") discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this report, forward-looking statements are generally identified by the words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Forward-looking statements involve future risks and uncertainties, and there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company's securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Important factors that may cause actual results to differ from projections include, for example:

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

On February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court"). After filing for bankruptcy, the Company began to sell its imprints. In April 2004, the Company sold its Roaring Book imprint in an auction for approximately $4.4 million. In July 2004, the Company sold both the Millbrook and Twenty-First Century imprints together in an auction for approximately $3.4 million. The Company sold the Copper Beach imprint and remaining inventory in late 2004 for approximately $165,000. In addition, beginning in February 2004, the Company began to sell off its inventory and raised approximately $2.1 million.

In connection with the order of the U.S. Bankruptcy Court dated January 25, 2005, the Court authorized the Company's entry into a stock purchase agreement with First Americas Partners, LLC ("First Americas"), a New York limited liability company wholly owned by Isaac Kier. Pursuant to the stock purchase agreement dated January 24, 2005, the Company agreed to, among other things, (1) issue to First Americas for $75,000, shares of the Company's common stock representing 90% of the Company shares outstanding post-issuance, (2) cause the resignation of the Company's then officers and directors and the appointment to the Board of the director nominees of First Americas, (3) amend the Company's certificate of incorporation to allow for the issuance of the shares to First Americas, and (4) cause the cancellation of all remaining options, warrants and other rights to purchase shares of the Company's common stock. As a result of the transaction, First Americas became the controlling shareholder of the Company and Mr. Kier and Sid Banon became directors of the Company. Mr. Kier was appointed the Company's President, Secretary and Treasurer. Subsequently, Mr. Jerome Chazen was appointed to the Board. In May 2005, First Americas distributed the majority of its shares of common stock to Mr. Kier, and sold shares to Messrs. Banon and Chazen and two other persons.

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

By July 31, 2004, the Company had paid all secured creditors 100% of amounts owed. Beginning in January 2005, after Bankruptcy Court approval, the Company began to pay all pre-petition unsecured creditors and post petition administrative claims. By the fourth quarter of 2005, all pre-petition unsecured creditors had been paid 100% of the amounts owed (or agreed) and all post petition administrative claims submitted had been paid. In addition, the bankruptcy administrator had reserved for miscellaneous administrative claims not yet submitted. After the effect of the above reserves, the Company had been informed by the bankruptcy administrator that approximately $1.34 million dollars, or approximately $0.45 per eligible share, was available for distribution to eligible shareholders of the Company, and, in December 2005, $0.464 per eligible share was distributed to shareholders of record as of October 31, 2005. The recipients of such distribution did not include First Americas or its transferees.

The bankruptcy proceedings were concluded in January 2006 and no additional claims were permitted to be filed after that date.

On October 24, 2006, the Company and certain of its stockholders entered into a Common Stock Purchase Agreement with Trinad Capital Master Fund, Ltd., pursuant to which the Company agreed to redeem 23,448,870 shares of Common Stock from the stockholders and sell an aggregate of 69,750,000 shares of its common stock, representing 93% of its issued and outstanding shares of Common Stock on the closing date, to Trinad in a private placement transaction for aggregate gross proceeds to the Company of $750,000, $547,720 of which was used for the redemption described below, and $202,280 was used to pay all liabilities of the Company owed to Isaac Kier, a director and the now former President, Treasurer and Secretary of the Company.

Simultaneously with the sale of shares of Common Stock to Trinad, the Company redeemed 23,448,870 shares of Common Stock from certain stockholders of the Company for a purchase price of $547,720. In addition, following closing, Isaac Kier or First Americas Management LLC, an affiliate of Mr. Kier, was no longer obligated to provide office space or services to the Company.

The executive office of the Company is now located at 2121 Avenue of the Stars, Suite 1650, Los Angeles, California 90067. Its telephone number is (310) 601-2500. Robert S. Ellin is the Company's President and Chief Executive Officer and Jay A. Wolf is the Company's Chief Financial Officer, Chief Operating Officer and Secretary. Robert S. Ellin, Barry I. Regenstein, Isaac Kier and Jerome Chazen are the Company's Directors.

Trinad and Management's Plan of Operation

Trinad, a hedge fund dedicated to investing in micro-cap companies, is seeking to raise additional capital with a view to making the Company an attractive vehicle with which to acquire a business. Trinad intends to then seek a suitable acquisition candidate for the Company (a "Business Combination"). To date, no such Business Combination has been identified and the Company is therefore subject to a number of risks, including: any Business Combination consummated by the Company may turn out to be unsuccessful; the Company's investors will not know what operating business, if any, will be acquired, including the particular industry in which the business operates, and whether financing that could have a dilutive effect on the Company's present stockholders will be required in connection therewith; the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; the Company may acquire a company in the early stage of development causing it to incur further risks; the Company may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; the Company will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; the Company's common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of the Company's common stock.

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

In June 2005, the Company voluntarily filed a registration statement on Form 10-SB in order to become registered under Section 12(g) of the Exchange Act. As a "reporting company", the Company is obligated to file with the Commission certain interim and periodic reports, including this annual report containing audited financial statements. The Company anticipates that it will continue to file such reports as required under the Exchange Act.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at its website address, which is http://www.sec.gov.

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

RISK FACTORS

Our business is subject to numerous risk factors, including the following:

WE CURRENTLY DO NOT HAVE ANY FULL-TIME EMPLOYEES AND ARE DEPENDENT ON TRINAD, INDEPENDENT CONTRACTORS AND CONSULTANTS FOR THE OPERATIONS OF OUR BUSINESS

We are currently a "shell" company with no operations or employees. We are controlled by Trinad, our majority stockholder, and our officers and directors are affiliated with Trinad. Trinad provides certain services to us without remuneration and we hire independent contractors or consultants for certain services. There is no assurance that we will be able to hire employees qualified for the work required, or that such qualified employees could be hired and retained at a reasonable level of compensation.

WE ARE CONTROLLED BY ONE STOCKHOLDER

Trinad currently owns 93% of our common stock and controls our Board. Such control could prevent the taking of certain actions that may be beneficial to other stockholders.

BECAUSE WE MAY BE DEEMED TO HAVE NO "INDEPENDENT" DIRECTORS, ACTIONS TAKEN AND EXPENSES INCURRED BY OUR OFFICERS AND DIRECTORS ON OUR BEHALF WILL GENERALLY NOT BE SUBJECT TO "INDEPENDENT" REVIEW

Several of our directors owns shares of our securities and, although no compensation will be paid to them for services rendered prior to or in connection with a Business Combination, they may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed

"independent," we may not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our directors on our behalf will be in our best interests, we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations.

LIMITED RESOURCES; NO PRESENT SOURCES OF REVENUE

At present, we have limited business operations and our business activities are limited to seeking a Business Combination. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no current source of operating income, revenues or cash flow from operations. Trinad has indicated to us that it currently intends to provide us with limited funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek a Business Combination, as well as funding the costs, including professional auditing and accounting fees and expenses related to continuing to be a reporting company under the Exchange Act. However, we have no written agreement with Trinad to provide any interim financing for any period and there is no assurance that it will provide such funding. In addition, we will not generate any revenues at least until, and we will only potentially generate revenues if, we enter into a new business, of which there can be no assurance.

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

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 business days following the effective date of a Business Combination. Obtaining audited financial statements will be the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a Business Combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a Business Combination with such a business entity might prove to be an unfavorable one for the Company.

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

CONFLICTS OF INTEREST

Our management is not required to commit their full time to our affairs. As a result, pursuing Business Combinations may require a greater period of time than if they would devote their full time to our affairs. Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities similar to those of the Company. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular Business Combination should be presented. Several of our directors serve as directors for other such companies. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to such corporation. In cases where our management has multiple business affiliations, they may have similar legal obligations to present certain business opportunities to multiple entities. If several business opportunities or operating entities approach management with respect to a Business Combination, management will consider a number of factors, including preferences of the management of the operating company and availability of resources of the acquiring company. However, management will act in what it believes will be in the best interests of the shareholders of the Registrant and other respective public companies.

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

ADDITIONAL FINANCING REQUIREMENTS

We have no revenues and are dependent upon the willingness of Trinad to fund the costs associated with our reporting obligations under the Exchange Act and other administrative costs associated with our corporate existence. The Company has incurred and expects to continue to incur costs for general and administrative expenses, including accounting fees, reinstatement fees, and other professional fees. We do not expect to generate any revenues until, and we will only potentially generate revenues if, we enter into a new business. We believe that we will have sufficient funds available to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. In the event that our available funds from our affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees required in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available at all or on terms acceptable to us. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company has no properties and, at this time, has no agreements to acquire any properties. The Company's current address is 2121 Avenue of the Stars, Suite 1650, Los Angeles, California 90067. Currently, the Company is utilizing the office space of Trinad, at no cost to the Company until a Business Combination is consummated or business operations are established. The amount of office space currently utilized by the Company is insignificant.

ITEM 3. LEGAL PROCEEDINGS

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

                                                    Price of Common Stock ($)
                                                    -------------------------
                                                     High                Low
                                                     ----               ----
FISCAL 2004
August 1, 2003 - October 31, 2003                    1.20               0.21
November 1, 2003 - January 31, 2004                  0.51               0.20
February 1, 2004 - April 30, 2004                    0.26               0.13
May 1, 2004 - July 31, 2004                          0.15               0.09

FISCAL 2005
August 1, 2004 - October 31, 2004                    0.25               0.19
November 1, 2004 - January 31, 2005                  0.23               0.07
February 1, 2005 - April 30, 2005                    0.21               0.18
May 1, 2005 - July 31, 2005                          0.35               0.18

FISCAL 2006
August 1, 2005-October 31, 2005                      0.45               0.35
November 1, 2005 - January 31, 2006                  0.51               0.02
February 1, 2005 - April 30, 2005                    0.05               0.04
May 1, 2006 - July 31, 2006                          0.05               0.04

HOLDERS

As of the date of this report, there are approximately 40 holders of record of the Company's common stock. The Company believes that there are approximately 600 beneficial owners of the Company's common stock.

DIVIDENDS

Except as described below, the Company has not paid any dividends on its common stock within the past two fiscal years or during the current fiscal year. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.

In December 2005, the Company paid a one time dividend of $0.464 per eligible share of common stock as directed by the bankruptcy administrator.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

There are no securities authorized for issuance under any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

All recent sales of unregistered securities were previously reported on a Form 10-QSB or Form 8-K. Accordingly, such information is not required to be furnished in this report.

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

As a result of the foregoing, Mr. Kier, his transferees and Trinad may not be able to rely on the provisions of Rule 144. The Company may instead be required to file a registration statement under Securities Act of 1933 in order to complete any public sales of their shares.

PURCHASE OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is currently a "shell" company with no operations and controlled by Trinad, the Company's majority stockholder.

Trinad has advised the Company that it will seek to raise additional capital (which will dilute the ownership interests of all stockholders) with a view to making the Company an attractive vehicle with which to seek a Business Combination. Trinad, a hedge fund dedicated to investing in micro-cap companies, plan's to seek a suitable acquisition candidate for a Business Combination. No such business has been identified and the Company is therefore subject to a number of risks, including those described below under the caption "RISK FACTORS".

As described more fully above, the Company's plan of operation is to merge or effect a Business Combination with a domestic or foreign private operating entity. The Company may seek to raise additional capital first to make itself a more attractive candidate with which to consummate a Business Combination. The Company believes that there are perceived benefits to being a "reporting company" with a class of publicly-traded securities which may be attractive to private entities. Other than activities relating to such financing attempting to locate such a candidate, the Company does not currently anticipate conducting any operations.

The Company may enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict when, if ever, the Company will enter into a Business Combination with any such private company or the industry or the operating history, revenues, future prospects or other characteristics of any such company. Trinad has not identified anyone for acquisition at this juncture

FRESH-START REPORTING

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

On February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut. After filing for bankruptcy, the Company began to sell each of its imprints. The Company's plan in bankruptcy called for the continued sales of current inventory until the various imprints could be sold. It was determined that the best way to proceed for the benefit of the Company's creditors, shareholders and employees was to sell the imprints individually rather than as a single unit. As of July 31, 2004, the Company has paid 100% of amounts owed. The Company has paid all unsecured creditors 100% of amounts owed and made a one-time shareholder distribution in December 2005. Neither First Americas or its transferees were entitled to participate in such distribution. The Company has been informed by the Bankruptcy Administrator that the bankruptcy proceedings were concluded in January 2006.

Traditional year over year comparisons of the statement of operations and balance sheets become less significant as the Company filed for bankruptcy in 2004 and began to sell assets.

The statements of operations detail the administrative and ongoing expenses for the predecessor and successor operations.

CRITICAL ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

Commencing April 26, 2005, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations nor revenue from any source.

ITEM 7. FINANCIAL STATEMENTS

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                          AS OF JULY 31, 2006 AND 2005

                                  TOGETHER WITH

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Operations                                                  F-3

   Statements of Changes in Stockholders' Equity                             F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                             F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of MPLC, Inc.

We have audited the accompanying balance sheets of MPLC, Inc. (a Delaware corporation) as of July 31, 2006 and 2005, and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended July 31, 2006, the period from April 26, 2005 to July 31, 2005, the period from April 26, 2005 through July 31, 2006 and the period from August 1, 2004 to April 25, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MPLC, Inc. as of July 31, 2006 and 2005, and the results of its operations and its cash flow for the year ended July 31, 2006, the period from April 26, 2005 to July 31, 2005, the period from April 26, 2005 through July 31, 2006 and the period from August 1, 2004 to April 25, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2 to the financial statements, on February 6, 2004 the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The plan of reorganization of the Company was confirmed by the United States Bankruptcy Court for the District of Connecticut on January 25, 2005. The Company had been operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court until the bankruptcy proceedings were concluded in January 2006. All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting.

As discussed in Note 12 to the financial statements, on October 24, 2006, the Company and certain of its stockholders entered into a Common Stock Purchase Agreement with Trinad Capital Master Fund, Ltd. which resulted in a change in control of the Company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company currently has no principal operations or revenue, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is uncertain as it is contingent upon merging with another entity or acquiring revenue producing activities. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
October 27, 2006

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                     ASSETS

                                                                                      Successor Company
                                                                              --------------------------------
                                                                               July 31, 2006     July 31, 2005
                                                                              --------------    --------------
CURRENT ASSETS
    Cash                                                                      $        1,634    $           --
    Prepaid expenses                                                                   2,583                --
                                                                              --------------    --------------
       Total assets                                                           $        4,217    $           --
                                                                              ==============    ==============

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                     $        2,303    $       50,000
    Loan payable - majority shareholder                                              163,248            44,000
    Other liabilities                                                                 10,804               470
                                                                              --------------    --------------
       Total current liabilities                                                     176,355            94,470
                                                                              --------------    --------------

STOCKHOLDERS' DEFICIENCY
    Preferred stock, par value $.10 per share, 1,000,000 shares
       authorized, no shares issued or outstanding                                        --                --
    Common stock, par value $.01 per share, 75,000,000 shares
       authorized                                                                    286,989           286,989
    Additional paid in capital (discount on par value of common stock)              (286,989)         (286,989)
    Deficit accumulated during development stage                                    (172,138)          (94,470)
                                                                              --------------    --------------
          Total stockholders' deficiency                                            (172,138)          (94,470)
                                                                              --------------    --------------

          Total liabilities and stockholders' deficiency                      $        4,217    $           --
                                                                              ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                                       Predecessor
                                                                          Successor Company                              Company
                                                      --------------------------------------------------------       --------------
                                                                             Period from       Cumulative from        Period from
                                                       For the Year        April 26, 2005       April 26, 2005       August 1, 2004
                                                          Ended                Through              Through              Through
                                                      July 31, 2006         July 31, 2005        July 31, 2006       April 25, 2005
                                                      --------------       --------------       --------------       --------------
Expenses
  General and administrative expenses                 $       70,580       $       94,000       $      164,580       $           --
  Interest expense                                            10,334                  470               10,804                   --
                                                      --------------       --------------       --------------       --------------
                                                              80,914               94,470              175,384                   --
                                                      --------------       --------------       --------------       --------------
  Loss before reorganization and income
    taxes                                                    (80,914)             (94,470)            (175,384)                  --

Reorganization items:
  Professional fees and other reorganization
    items                                                         --                   --                   --           (1,473,000)
                                                      --------------       --------------       --------------       --------------
                                                              80,914               94,470              175,384           (1,473,000)
                                                      --------------       --------------       --------------       --------------

Loss before benefit from income taxes                        (80,914)             (94,470)            (175,384)          (1,473,000)
                                                      --------------       --------------       --------------       --------------

Benefit from income taxes                                      3,246                   --                3,246                   --
                                                      --------------       --------------       --------------       --------------

Net loss                                              $      (77,668)      $      (94,470)      $     (172,138)      $   (1,473,000)
                                                      ==============       ==============       ==============       ==============

Net loss per share - basic and diluted                $       (0.003)      $       (0.003)      $       (0.006)      $       (0.513)
                                                      ==============       ==============       ==============       ==============

Weighted average shares outstanding -
  basic and diluted                                       28,698,870           28,698,870           28,698,870            2,869,887
                                                      ==============       ==============       ==============       ==============

   The accompanying notes are an integral part of these financial statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                 Additional
                                                                                                   Paid-In
                                                                Common Stock                       Capital              Deficit
                                                    ------------------------------------        (Discount on         Accumulated
                                                     Shares Issued                              Par Value of            During
                                                    and Outstanding           Amount            Common Stock)     Development Stage
                                                    ---------------       --------------       --------------     -----------------
Balance at July 31, 2004                                  3,475,000       $       34,750       $   17,592,250       $           --

Net loss of Predecessor Company                                  --                   --                   --                   --
Dividends                                                        --                   --           (1,340,000)                  --
Retirement of Predecessor Company treasury
  stock                                                    (605,113)              (6,051)            (980,949)                  --
Issuance of shares pursuant to sale of
  corporate shell                                        25,828,983              258,290             (183,290)                  --
Application of fresh-start reporting:
  Elimination of Predecessor Company
    accumulated deficit                                          --                   --          (15,375,000)                  --
                                                     --------------       --------------       --------------       --------------

Balance at April 26, 2005 - Successor Company            28,698,870              286,989             (286,989)                  --

Net loss of Successor Company                                    --                   --                   --              (94,470)
                                                     --------------       --------------       --------------       --------------

Balance at July 31, 2005                                 28,698,870              286,989             (286,989)             (94,470)

Net loss of Successor Company                                    --                   --                   --              (77,668)
                                                     --------------       --------------       --------------       --------------

Balance at July 31, 2006                                 28,698,870       $      286,989       $     (286,989)      $     (172,138)
                                                     ==============       ==============       ==============       ==============


                                                      Accumulated           Treasury
                                                        Deficit               Stock                 Total
                                                     --------------       --------------       --------------
Balance at July 31, 2004                             $  (13,902,000)      $     (987,000)      $    2,738,000

Net loss of Predecessor Company                          (1,473,000)                  --           (1,473,000)
Dividends                                                        --                   --           (1,340,000)
Retirement of Predecessor Company treasury
  stock                                                          --              987,000                   --
Issuance of shares pursuant to sale of
  corporate shell                                                --                   --               75,000
Application of fresh-start reporting:
  Elimination of Predecessor Company
    accumulated deficit                                  15,375,000                   --                   --
                                                     --------------       --------------       --------------

Balance at April 26, 2005 - Successor Company                    --                   --                   --

Net loss of Successor Company                                    --                   --              (94,470)
                                                     --------------       --------------       --------------

Balance at July 31, 2005                                         --                   --              (94,470)

Net loss of Successor Company                                    --                   --              (77,668)
                                                     --------------       --------------       --------------

Balance at July 31, 2006                             $           --       $           --       $     (172,138)
                                                     ==============       ==============       ==============

   The accompanying notes are an integral part of these financial statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                   Predecessor
                                                                             Successor Company                       Company
                                                            --------------------------------------------------    --------------
                                                                               Period from     Cumulative from     Period from
                                                                For the       April 26, 2005    April 26, 2005    August 1, 2004
                                                              Year Ended         Through           Through           Through
                                                             July 31, 2006     July 31, 2005     July 31, 2006    April 25, 2005
                                                            --------------    --------------   ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $      (77,668)   $      (94,470)   $     (172,138)   $   (1,473,000)
Adjustment to reconcile net loss to
  net cash used in operating activities:
  Changes in assets and liabilities:
    Increase in prepaid expenses                                    (2,583)               --            (2,583)               --
    (Decrease) increase in accounts payable and
        accrued expenses                                           (47,697)           50,000             2,303                --
    Increase in other liabilities                                   10,334               470            10,804                --
                                                            --------------    --------------    --------------    --------------
        Net cash used in operating activities                     (117,614)          (44,000)         (161,614)       (1,473,000)
                                                            --------------    --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares pursuant to sale of
  corporate shell                                                       --                --                --            75,000
Proceeds from loan payable - majority shareholder                  119,248            44,000           163,248                --
Dividends                                                               --                --                --        (1,340,000)
                                                            --------------    --------------    --------------    --------------
       Net cash provided by (used in) financing activities         119,248            44,000           163,248        (1,265,000)
                                                            --------------    --------------    --------------    --------------

NET CASH FLOWS - DISCONTINUED OPERATIONS                                --                --                --        (1,789,000)
                                                            --------------    --------------    --------------    --------------

       Net  increase (decrease) in cash                              1,634                --             1,634        (4,527,000)

CASH, beginning of period                                               --                --                --         4,527,000
                                                            --------------    --------------    --------------    --------------

CASH, end of period                                         $        1,634    $           --    $        1,634    $           --
                                                            ==============    ==============    ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

Interest paid                                               $           --    $           --    $           --    $       30,308
                                                            ==============    ==============    ==============    ==============
Income tax paid                                             $          288    $           --    $          288    $       17,302
                                                            ==============    ==============    ==============    ==============
Income tax refunds received                                 $        5,070    $           --    $        5,070    $           --
                                                            ==============    ==============    ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

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

      CHAPTER 11 REORGANIZATION

      As described more fully in Note 2, on February 6, 2004 (Petition Date) the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The plan of reorganization of the Company (Plan of Reorganization) was confirmed by the United States Bankruptcy Court for the District of Connecticut (Bankruptcy Court) on January 25, 2005. The Company operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court until the bankruptcy proceedings were concluded in January 2006. As a result of it's bankruptcy filing under Chapter 11, the Company is subject to the provisions of American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." All conditions required for adoption of fresh-start reporting were met on April 26, 2005 and the Company selected April 26, 2005 as the date to adopt the accounting provisions of fresh-start reporting. As the fair value of the Predecessor Company's net assets were determined to be $-0-, this became the new basis for the Successor Company's balance sheet as of April 26, 2005, and all results of operations beginning April 26, 2005 are those of the Successor Company.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

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

      On April 26, 2005, the Company completed the sale of its corporate shell receiving a cash payment of $75,000 in exchange for the issuance of 25,828,983 common shares to First Americas Partners, LLC, the new 90% majority shareholder. The pre-existing shareholders of the Company retained 10% of the common stock. Upon the April 26, 2005 issuance of additional shares to the new majority shareholder, an escrow was established to be used for a dividend to pre-existing shareholders upon completion of the bankruptcy proceedings. The holders of 2,869,887 outstanding shares of the Company's existing common stock at April 25, 2005 have retained 10% of the outstanding voting common stock of the Company and, as shareholders of record on October 30, 2005, were paid a one-time dividend totaling approximately $1.34 million in December 2005 which concluded the bankruptcy proceedings.

      DEVELOPMENT STAGE COMPANY

      Commencing April 26, 2005, the Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations nor revenue from any source.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

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

      The Company's emergence from Chapter 11 resulted in a new reporting entity. The effective date of the new entity was considered to be the beginning of business on April 26, 2005 for financial reporting purposes. The fiscal periods prior to April 26, 2005 pertain to what is designated the "Predecessor Company," while the fiscal periods subsequent to and including April 26, 2005 pertain to what is designated the "Successor Company." Where a financial statement item applies to both the Successor and Predecessor Companies, we refer to the Company. As a result of the implementation of fresh-start reporting, the financial statements of the Successor Company subsequent to and including April 26, 2005 are not comparable to the Predecessor Company's financial statements for prior periods.

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

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

NOTE 1 COMPANY OPERATIONS (Continued)

      FRESH-START REPORTING (Continued)

      Fresh-start reporting requires that the Company adjust the historical cost of its assets and liabilities to their fair value. The effects of the Plan of Reorganization and the application of fresh-start reporting on the Company's balance sheet as of April 26, 2005 were as follows:

                                     Predecessor                                                    Successor
                                       Company          Effects of                                   Company
                                      April 25,       Reorganization           Fresh-start           April 26,
                                        2005               Plan                  Valuation             2005
                                    ------------       ------------            ------------        ------------
CURRENT ASSETS
                                                                     [a][b]
  Cash                              $  1,435,000       $ (1,435,000) [c][d]    $         --        $         --
                                    ------------       ------------            ------------        ------------
    Total assets                    $  1,435,000       $ (1,435,000)           $         --        $         --
                                    ============       ============            ============        ============

CURRENT LIABILITIES
  Accounts payable and
    accrued expenses                $     65,000       $    (65,000) [a]       $         --        $         --
                                    ------------       ------------            ------------        ------------
    Total liabilities                     65,000            (65,000)                     --                  --
                                    ------------       ------------            ------------        ------------

LIABILITIES SUBJECT
TO COMPROMISE
  Accounts payable and
    accrued expenses                      44,000            (44,000) [a]                 --                  --
                                    ------------       ------------            ------------        ------------

STOCKHOLDERS' EQUITY
  Common stock, par value
   $.01 per share,
   75,000,000 shares
   authorized                             34,750            252,239  [c][e]              --             286,989
  Additional paid-in capital
   (discount on par value                                            [b][c]
   of common stock)                   17,592,250         (2,504,239) [e]        (15,375,000) [f]       (286,989)
  Accumulated deficit                (15,314,000)           (61,000) [d]         15,375,000  [f]             --
  Treasury stock, 605,113
    shares, at cost                     (987,000)           987,000  [e]                 --                  --
                                    ------------       ------------            ------------        ------------
    Total stockholders' equity         1,326,000         (1,326,000)                     --                  --
                                    ------------       ------------            ------------        ------------
    Total liabilities and
      stockholders' equity          $  1,435,000       $ (1,435,000)           $         --        $         --
                                    ============       ============            ============        ============

[a]   To record the settlement of $109,000 of pre-petition claims.
[b] To establish a $1,340,000 escrow account(s) in anticipation of payment of a liquidating distribution to shareholders of record as of October 30, 2005, not including the new 90% owner or designees (Note 1). This distribution was made in December 2005 just prior to the conclusion of the bankruptcy proceedings.
[c] To record receipt of $75,000 related to the sale of the corporate shell in exchange for the issuance of 25,828,983 shares of common stock, $0.01 par value (Note 1).
[d]   To record the settlement of post-petition administrative expenses.
[e]   To retire Predecessor Company treasury stock by Bankruptcy Court order.
[f] To eliminate Predecessor Company accumulated deficit upon application of fresh-start reporting.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         (NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

NOTE 1 COMPANY OPERATIONS (Continued)

      GOING CONCERN

      The accompanying financial statements have been prepared on a going concern basis. As discussed above, the Successor Company has no principal operations or revenue and has accumulated a deficit of approximately $172,000 since entering the development stage effective April 26, 2005, which raises substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is uncertain as it is contingent upon its merging with another entity or acquiring revenue producing activities. The financial statements do not include any adjustments or reclassifications that might be necessary should the Company be unable to continue in existence (also see Note 12).

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

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

NOTE 2 PETITION FOR RELIEF UNDER CHAPTER 11 (Continued)

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

      Under the Company's Plan of Reorganization, an independent escrow was established and funded with $1.3 million from the Company. The purpose of this escrow was to set aside funds in anticipation of payment of a dividend to shareholders of the Company, not including the new 90% owner or his designees. The one-time dividend was paid in December 2005 prior to the conclusion of the bankruptcy proceedings. The Bankruptcy Administrator and a designated shareholder representative served as trustees to this escrow. The source of funds in this escrow represented the excess cash realized over cash paid out during the bankruptcy process. In addition, a second escrow with $210,000 was maintained by the Bankruptcy Administrator to dispose of remaining unsecured claims and administrative expenses. In accordance with the Plan of Reorganization, approximately $40,000 of the second escrow fund remained after final settlement of unsecured claims and administrative expenses and was transferred to the escrow used to pay dividends.

      As part of the bankruptcy process, approximately 360 claims were filed against the Company representing both secured and unsecured liabilities. The Company has either paid the full amount or the negotiated settlement amount on 100% of these claims. The Company paid 100% of all administrative expenses and a one-time dividend.

      The Bankruptcy Administrator has informed the Company that final discharge of indebtedness and closing of bankruptcy proceedings took place in January 2006.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

NOTE 2 PETITION FOR RELIEF UNDER CHAPTER 11 (Continued)

      On February 6, 2004, the Company (the Debtor) filed petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Connecticut (Bankruptcy Court) and changed its name to MPLC, Inc. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as a Debtor-in-possession ("liabilities subject to compromise"). As of July 31, 2006 all liabilities subject to compromise have been paid by the Bankruptcy Administrator in accordance with the Plan of Reorganization. Secured claims were secured by substantially all of the assets of the Company and had been paid prior to April 25, 2005. The bankruptcy proceeding concluded in January 2006 and no additional claims may be filed after that date.

      Prior to the conclusion of bankruptcy proceedings in January 2006, the Company operated their business as a debtor-in-possession pursuant to the Bankruptcy Code. As such, actions to collect pre-petition indebtedness of the Company and other contractual obligations of the Company generally may not be enforced. In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts and unexpired leases subject to Bankruptcy Court approval. Additional pre-petition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties-in-interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Company to reject certain business contracts that were deemed burdensome or of no value to the Company.

      The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages and vendor liabilities. The Company paid the interest portion on its pre-petition debt obligations prior to the filing of bankruptcy. Interest on post-petition debt obligations was paid on a monthly basis. Therefore, there was no accrued interest at April 25, 2005 relating to those obligations.

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

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

NOTE 2 PETITION FOR RELIEF UNDER CHAPTER 11 (Continued)

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

      Priority Tax Claims - The Company's priority tax claims have been paid prior to the conclusion of the bankruptcy proceedings in accordance with the Company's Plan of Reorganization. The Company completed its July 31, 2005 tax returns and the Bankruptcy Administrator had sufficient funds escrowed to pay these taxes.

      Trade and Other Miscellaneous Claims - The holders of approximately $3.8 million of trade and other miscellaneous claims have received 100% payment on the pre-petition amounts owed.

      Treasury Stock - The Predecessor Company's treasury stock has been retired pursuant to a Bankruptcy Court order expunging those shares.

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following are the Company's significant accounting policies:

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of cash in banks and highly liquid, short-term investments with original maturities of three months or less at the date acquired.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      INCOME TAXES

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 5).

      EARNINGS PER SHARE

      Basic Earnings Per Share ("EPS") is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock awards, warrants and other convertible securities. Stock options are anti-dilutive for all periods presented therefore diluted EPS is the same as basic EPS.

      STOCK OPTIONS

      The Company's Plan of Reorganization per the bankruptcy proceedings called for the repurchase and cancellation of all outstanding options at a price of $0.01 per option. During the period August 1, 2004 through January 25, 2005, 317,166 options expired. The Company repurchased the remaining options (486,734) on January 25, 2005 for a total cost of $4,867 (Note 6). Effective January 25, 2005, the Company's stock option plan was terminated.

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. In April 2005, the SEC extended the effective date for SFAS No. 123 (revised 2004) for public companies, to the beginning of a registrant's next fiscal year that begins after June 15, 2005. The Company adopted SFAS No. 123 (revised 2004) on August 1, 2005. Adoption of this standard did not have an impact on the Company's financial position or results of operations.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

      RECENT ACCOUNTING PRONOUNCEMENTS

      There are no recently issued accounting pronouncements that are expected to have a significant impact on the Company's financial statements.

      RECLASSIFICATIONS

      Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 4 RELATED PARTY TRANSACTIONS

      RENT

      The Company is using a portion of the premises occupied by First Americas Management, LLC ("First Americas") located at 1775 Broadway, New York, New York, 10019 as its principal office. Isaac Kier, the President of the Company, is an owner of First Americas. First Americas has agreed to waive payment of any rent by the Company for use of the offices. The Company has not paid any rent for its principal office since April 26, 2005.

      LOAN PAYABLE - MAJORITY SHAREHOLDER

      As of July 31, 2006 and 2005, the Company has received loans cumulatively totaling $163,248 and $44,000, respectively, from the majority shareholder at an interest rate of 8%, which are due on demand. The purpose of the loans was to provide funding necessary for the Company to continue its corporate existence, seek out a business combination and fund professional fees and expenses related to being an SEC reporting company. Interest expense related to these loans totaled $10,334 and $ 470 for the year ended July 31, 2006 and for the period from April 26, 2005 through July 31, 2005, respectively.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

NOTE 5 INCOME TAXES

      MPLC, Inc. has approximately $172,000 and $94,000 in net operating loss carryovers at July 31, 2006 and 2005, respectively, available to reduce future income taxes through 2026. These carryovers have been reduced to zero and will be cancelled as a result of the change in control provisions of Section 382 of the Internal Revenue Code (see Note 12). The Company had approximately $10,700,000 in net operating loss carryovers available to reduce future income taxes at April 25, 2005. These carryovers were reduced to zero and cancelled as a result of the Company's bankruptcy and in accordance with the change in control provisions of Section 382 of the Internal Revenue Code. The tax effects of temporary differences that give/gave effect to the net deferred tax assets (liabilities) are/were as follows:

                                                                                           Predecessor
                                                              Successor Company              Company
                                                      --------------------------------    --------------
                                                         July 31,          July 31,         April 25,
                                                           2006              2005              2005
                                                      --------------    --------------    --------------
Deferred tax assets:
  Net operating loss carryforwards                    $       69,000    $       38,000    $    4,300,000
                                                      --------------    --------------    --------------
    Total gross deferred tax assets                           69,000            38,000         4,300,000
                                                      --------------    --------------    --------------

Deferred tax liabilities:
                                                      --------------    --------------    --------------
    Total gross deferred tax liabilities                          --                --                --
                                                      --------------    --------------    --------------
Total net deferred tax assets, before  valuation
  allowance and cancellation under IRC 382                    69,000            38,000         4,300,000
Cancelled in accordance with change of control               (69,000)          (38,000)       (4,300,000)
  provisions of IRC 382 (Note 12)
Valuation allowance                                               --                --                --
                                                      --------------    --------------    --------------
Net deferred tax (liabilities) assets                 $           --    $           --    $           --
                                                      ==============    ==============    ==============

The provision for (benefit from) income taxes is as follows:

                                              Successor Company                    Predecessor Company
                                   -----------------------------------------      ----------------------
                                    For the Year           Period from April       Period from August 1,
                                   Ended July 31,          26, 2005 Through       2004 Through April 25,
                                        2006                 July 31, 2005                2005
                                   --------------          -----------------      ----------------------
Current
  Federal                          $           --            $           --           $           --
  State                                    (3,246)                       --                       --
                                   --------------            --------------           --------------
Deferred                                       --                        --                       --
                                   --------------            --------------           --------------
Benefit from income taxes          $       (3,246)           $           --           $           --
                                   ==============            ==============           ==============

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

NOTE 6 STOCKHOLDER'S EQUITY

      STOCK OPTION PLAN

      The Company had reserved 900,000 shares of common stock under its qualified and non-qualified 1994 Stock Option Plan ("Option Plan"), as amended, which provided that a committee, appointed by the Board of Directors, may grant stock options to eligible employees, officers and directors of the Company or its affiliates. The number of shares reserved for issuance was adjusted in accordance with the provisions of the Plan. All stock options granted by the Company expired seven years after the grant date. Stock options vested over a period from 2-5 years as determined by the stock option committee. No stock options were granted during the periods from August 1, 2004 through July 31, 2005. Stock Option Plan activity during the periods indicated is as follows:


                                                  Number of    Weighted-Average
                                                   Shares       Exercise Price
                                               --------------  ---------------
Balance at July 31, 2004
                                                      803,900             2.19

  Granted                                                  --               --

  Expired                                            (317,166)            1.80

  Repurchased and cancelled pursuant to
    Plan of Reorganization                           (486,734)            2.53
                                               --------------

Balance at July 31, 2005                                   --               --
                                               ==============

      At July 31, 2005, the number of options exercisable was -0- and the weighted-average exercise price of those options was $-0-. The Company's Plan of Reorganization per the bankruptcy proceedings called for the repurchase and cancellation of all outstanding options at a price of $0.01 per option. During the period August 1, 2004 through January 25, 2005, 317,166 options expired. The Company repurchased the remaining options (486,734) on January 25, 2005 for a cost of $4,867. Effective January 25, 2005, the Company's stock option plan was terminated.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

NOTE 7 401(K) PROFIT SHARING PLAN

      The Company had a Non-standardized Prototype Cash or Deferred Profit Sharing 401(k) Plan (the "Plan") (see Note 2). Participation in the Plan by employees required that they complete six months of service for the Company and attain 21 years of age. The Company determined each year a discretionary matching profit sharing contribution. Such contribution, if any, had been allocated to employees in proportion to each participant's contribution. The Company did not make a profit sharing contribution to the Plan for any of the periods presented in the accompanying statements of operations. In April 2005, the Company's Board of Directors terminated the profit sharing plan.

NOTE 8 COMMITMENTS

      The Company leased office facilities under operating leases, which were scheduled to expire at various dates through 2007. In June 2005, all of the Company's leases were terminated under the bankruptcy proceedings.

      Rent expense for the year ended July 31, 2005 was $35,000.

NOTE 9 FAIR VALUE OF FINANCIAL INSTRUMENTS

      CASH, PREPAID EXPENSES, ACCOUNTS PAYABLE, ACCRUED EXPENSES & OTHER LIABILITIES

      The carrying amount of these financial instruments approximates fair value because of the short-term nature of these instruments.

      LOAN PAYABLE - MAJORITY SHAREHOLDER

      The carrying amount of this financial instrument approximates fair value as the related interest rate approximates current market rates.

NOTE 10 SEGMENT REPORTING

      In June 1997, SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments.

                                   MPLC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

NOTE 11 CONTINGENCIES

      The Company is not aware of any contingent liabilities with respect to litigation and claims arising in the ordinary course of its business.

NOTE 12 SUBSEQUENT EVENT

      On October 24, 2006, the Company and certain of its stockholders entered into a Common Stock Purchase Agreement with Trinad Capital Master Fund, Ltd. ("Trinad") pursuant to which the Company agreed to redeem 23,448,870 shares of common stock from the stockholders and sell an aggregate of 69,750,000 shares of its common stock ("Common Stock"), representing 93% of its issued and outstanding shares of Common Stock on the closing date, to Trinad in a private placement transaction for aggregate gross proceeds to the Company of $750,000, $547,720 of which was used for the redemption described below, and $202,280 was used to pay all liabilities of the Company owed to Isaac Kier, a director and now former President, Treasurer and Secretary of the Company.

      Simultaneously with the sale of shares of Common Stock to Trinad, the Company redeemed 23,448,870 shares of Common Stock from certain stockholders of the Company for a purchase price of $547,720. In addition, following closing, Isaac Kier or First Americas Management LLC, an affiliate of Mr. Kier, was no longer obligated to provide office space or services to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's management with the participation and under the supervision of its Principal Executive Officer and Principal Financial Officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(c) of the Exchange Act as of the end of the fiscal year covered by this report. Based upon their evaluation, the Company's principal executive and financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective. During the year ended July 31, 2006, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during the period of our evaluation, or subsequent to the date we carried out our evaluation.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

The names, ages and positions of the Company's current directors and executive officers are as follows:

NAME                      AGE        POSITIONS AND OFFICES HELD
----                      ---        --------------------------
Robert S. Ellin           41         Chief Executive Officer, President and
                                     Director

Jay A. Wolf               34         Chief Financial Officer, Chief Operating
                                     Officer and Secretary

Barry I. Regenstein       50         Director

Issac Kier                53         Director

Jerome Chazen             79         Director

DIRECTORS AND EXECUTIVE OFFICER

Robert S. Ellin, Chief Executive Officer, President and Director

Robert S. Ellin is a Managing Member of Trinad, which is a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the board of Command Security Corporation (CMMD), ProLink Holdings Corporation
(PLKH), U.S. Wireless Data, Inc. (USWI) and Mediavest, Inc (MVSI). Prior to joining Trinad Capital LP, Mr. Ellin was the founder and President of Atlantis Equities, Inc., a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including Board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received a Bachelor of Arts from Pace University.

Jay A Wolf, Chief Financial Officer, Chief Operating Officer and Secretary

Jay A. Wolf is a Managing Director of Trinad Capital LP. Mr. Wolf currently sits on the board of Shells Seafood Restaurants (SHLL), ProLink Holdings Corporation
(PLKH), StarVox Communications, Inc., Optio Software, Inc. (OPTO), U.S. Wireless Data, Inc. (USWI) and Mediavest, Inc. (MVSI). Mr. Wolf has ten years of investment and operations experience in a broad range of industries. Mr. Wolf's investment experience includes senior and subordinated debt, private equity, mergers & acquisitions and public equity investments. Prior to joining Trinad Capital LP, Mr. Wolf served as the Vice President of Corporate Development for a marketing communications firm where he was responsible for the company's acquisition program. Prior to that he worked at CCFL Ltd. a Toronto based merchant bank in the Senior Debt Department and subsequently for Trillium Growth Capital the firm's venture capital Fund. Mr. Wolf received a Bachelor of Arts from Dalhousie University.

Barry I. Regenstein, Director

Barry I. Regenstein is the President and Chief Financial Officer of Command Security Corporation. Trinad is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad. Mr. Regenstein has over 28 years of experience with 23 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America (previously Hudson General Corporation), and previously served as the Corporation's Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits of the boards of GTJ Co., Inc., ProLink Corporation
(PLKH), U.S. Wireless Data, Inc. (USWI) and Mediavest, Inc. (MVSI). Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

Isaac Kier, Director

Isaac Kier has served as a director since April 2005, and was the Company's president, secretary and treasurer from April 2005 until October, 2006. He will serve on the board of directors until the next annual shareholders' meeting of the Company or until a successor is elected. Since April 1997, Mr. Kier has been a principal of First Americas Management, LLC and since February 2006 he has been a principal of Kier Global, LLC, both investment partnerships focusing on merger and acquisition opportunities globally. From 2004 to 2006 he served as treasurer and director of Tremisis Energy Acquisition Corporation (TEGY.OB now NASDAQ:RAME). From February 2000 to February 2006, Mr. Kier was a member of the general partner of Coqui Capital Partners, a venture capital firm licensed by the SBA with investments in telecommunications, media and biotechnology. Mr. Kier has served on the Board of Directors of Hana Biosciences (NASDAQ: HNAB) since February 2004. Since 2004 he has served as a director of Rand Logistics, Inc. (RAQC.OB), and since 2005 he has served as a director of Paramount Acquisition Corp (PMQC.OB), both special purpose acquisition companies. He served as President, Chief Executive Officer and Chairman of the Board of Lida, Inc (NASDAQ: LIDA) from 1981 until 1995. He was a lead investor in eDiets.com (NASDAQ: DIET) in 1999. From 1987 to 1997, he also served as the Managing Partner of Dana Communications Limited, a non-wireline cellular licensee. Mr. Kier received an AB in Economics from Cornell University and a JD from George Washington University Law School.

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

There are no family relationships among the officers and directors of the Company.

INVOLVEMENT IN CERTAIN MATERIAL LEGAL PROCEEDINGS DURING THE LAST FIVE YEARS

(1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2) Other than with respect to the Company's bankruptcy, no bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company, nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

No person who, during the fiscal year ended July 31, 2006, was a director, officer or beneficial owner of more than ten percent of our common stock failed to file on a timely basis, reports required by Section 16 of the Exchange Act during the most recent fiscal year or prior years. The foregoing is based solely upon our review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by us from any reporting person that no Form 5 is required.

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

                                                                                 Long-Term            All Other
                                                                                Compensation       Compensation (1)
                                             Annual Compensation                   Awards                ($)
                                     ---------------------------------       ------------------    ---------------
Name and Principal Position(s)       Year     Salary ($)      Bonus ($)          Securities
                                                                             Underlying Options
Isaac Kier (1)                       2006            --             --                       --                 --
  President, Secretary, Treasurer    2005            --             --                       --                 --
  and Director                       2004            --             --                       --                 --

David Allen                          2006            --             --                       --                 --
  President, Chief Executive         2005      $160,000       $100,000                       --                 --
  Officer, Chief Financial Officer   2004      $160,000             --                       --                 --
  and Secretary

(1) As of the date of this report, Mr. Kier receives no compensation for his services as a director of the Company.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Company granted no options during fiscal year 2006. Pursuant to an order from the Bankruptcy Court, all outstanding options were repurchased by the Company for $0.01 per share and cancelled. Accordingly, the Company has no options outstanding as of the date hereof.

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No executive officers exercised options during fiscal 2006. There are no outstanding options as of July 31, 2006 and 2005.

Employment Contracts with Executive Officers

The Company was a party to an employment agreement with Mr. Allen. Mr. Allen voluntarily terminated his employment agreement on April 26, 2005 and the Company has no obligation remaining under such agreement.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this report, there are 75,000,000 shares of the Company's common stock, par value $0.01 per share, issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of the Company's common stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) by each executive officer of the Company at the end of the last completed fiscal year;
(iii) each current director and executive officer; and (iv) by the foregoing executive officers (including the former executive officer) and current directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned.

    Name, Position and Address of             Number of Shares       Percent of
           Beneficial Owner                  Beneficially Owned       Class (%)
    -----------------------------            ------------------      ----------
Trinad Capital Master Fund, Ltd.(1)             69,750,000(1)            93
Trinad Management, LLC
Trinad Capital LP
Trinad Advisors GP, LLC
2121 Avenue of the Stars, Suite 1650
Los Angeles, CA 90067

Isaac Kier                                       1,785,085               2.4
Director
1775 Broadway, Suite 604
New York, NY 10019

Jerome Chazen                                      238,011                *
Director
c/o Chazen Capital Partners
767 Fifth Avenue
New York, NY 10153

Robert S. Ellin(1)                              69,750,000(1)            93
Director, Chief Executive Officer and
President
c/o Trinad Management LLC
2121 Avenue of the Stars, Suite 1650
Los Angeles, CA 90067

Barry I. Regenstein                                      0                *
Director
c/o Trinad Management LLC
2121 Avenue of the Stars, Suite 1650
Los Angeles, CA 90067

Jay A. Wolf(1)                                  69,750,000(1)            93
Chief Financial Officer, Chief
Operating Officer and Secretary
c/o Trinad Management LLC
2121 Avenue of the Stars, Suite 1650
Los Angeles, CA 90067

*Less than 1%

(1) This information is based on a Schedule 13D filed with the Securities and Exchange Commission on October 31, 2006

As of July 31, 2006 and 2005, there are no operative equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding Common Stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest except as noted below.

On October 24, 2006, the Company and certain of its stockholders entered into a Common Stock Purchase Agreement with Trinad, pursuant to which we have agreed to redeem 23,448,870 shares of Common Stock from the stockholders and sell an aggregate of 69,750,000 shares of our Common Stock, representing 93% of our issued and outstanding shares of Common Stock on the closing date, to Trinad in a private placement transaction for aggregate gross proceeds to us of $750,000, $547,720 of which was used for the redemption described below, and $202,280 was used to pay all loans to the Company from Isaac Kier, a director and the former president, treasurer and secretary of the Company.

Simultaneously with the sale of shares of Common Stock to Trinad, the Company redeemed 23,448,870 shares of Common Stock from certain stockholders of the Company for a purchase price of $547,720. In addition, following closing, Isaac Kier or First Americas Management LLC, an affiliate of Mr. Kier, was no longer obligated to provide office space or services to the Company.

On April 26, 2005, the Company issued 25,828,983 restricted shares of its common stock to First Americas in exchange for $75,000 in cash. See Item 5, "Recent Sales of Unregistered Securities." Mr. Kier, director of the Company, is the sole member of First Americas. First Americas subsequently distributed shares to Mr. Kier who sold shares to Mr. Chazen, Mr. Banon and two other individuals.

In February 2005, the Company paid David Allen, a former officer and director of the Company, a $100,000 bonus for continuing with the Company during bankruptcy proceedings. This payment was approved by the Bankruptcy Court.

Pursuant to her employment agreement, which has since been cancelled, Jean Reynolds, a former officer of the Company, received $80,000 in severance pay during August 2004.

Trinad has indicated to us that it currently intends to provide the Company with limited funding, on an as needed basis, necessary for the Company to continue its corporate existence and its business objective to seek a Business Combination, as well as funding the costs, including professional auditing and accounting fees and expenses related to continuing to be a reporting company under the Exchange Act. However, the Company has no written agreement with Trinad to provide any interim financing for any period and there is no assurance that it will provide such funding.

CONFLICTS OF INTEREST

Our management is not required to commit their full time to our affairs. As a result, pursuing a Business Combination may require a greater period of time than if they would devote their full time to our affairs. Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities similar to those of the Company. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Several of our directors serve as directors of other such companies. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to such corporation. In cases where our management has multiple business affiliations, they may have similar legal obligations to present certain business opportunities to multiple entities. If several business opportunities or operating entities approach management with respect to a Business Combination, management will consider a number of factors including preferences of the management of the operating company and availability of resources of the acquiring company. However, management will act in what they believe will be in the best interests of the shareholders of the Registrant and other respective public companies.

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

3.4*                By-Laws, as amended

4.1*                Specimen of Certificate of Common Stock

10.1* Escrow Agreement, dated April 26, 2005, between the Company, David Allen and North Fork Bank

10.2* Letter Agreement, dated April 26, 2005, between the Company, David Allen and First Americas Partners, LLC

10.3(1) Common Stock Purchase Agreement, dated October 24, 2006 by and among Trinad Capital Master Fund, Ltd., the Company, and Isaac Kier, Jerome A. Chazen, Sid Banon, Lawrence S. Coben and Ralph Kier

14 Code of Ethics (Incorporated by reference from the Form 10-KSB for the fiscal year ended July 31, 2005)

31.1                Certification of Chief Executive Officer pursuant to Rule
                    13a-14(a)/15d-14(a)

31.2                Certification of Chief Financial Officer pursuant to Rule
                    13a-14(a)/15d-14(a)

32.1                Certification of Chief Executive Officer pursuant to 18
                    U.S.C Section 1350

32.2                Certification of Chief Financial Officer pursuant to 18
                    U.S.C Section 1350

----------
* Incorporated herein by reference to Form 10-SB filed with the Commission on June 20, 2005 and amended on July 21, 2005

(1) Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed with the Commission on October 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or to be billed by Carlin, Charron & Rosen, LLP for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements included in the Company's Registration Statement on Form 10, Annual Report on Form 10-KSB and review of financial statements included in the Company's quarterly reports on Form 10-QSB, and services that were provided in connection with statutory and regulatory filings or engagements were approximately $11,000 for fiscal 2006 and $26,000 for fiscal 2005.

Audit-related Fees

The aggregate fees billed or to be billed by Carlin, Charron & Rosen, LLP for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and that are not reported under "Audit Fees" above were $0 for fiscal 2006 and $0 for fiscal 2005.

Tax Fees

The aggregate fees billed or to be billed by Carlin, Charron & Rosen, LLP in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $1,000 for fiscal 2006 and $6,600 for fiscal 2005. The nature of the services performed for these fees included preparation of federal and state corporate income tax returns.

All Other Fees

There were no other fees billed to the Company by Carlin, Charron & Rosen, LLP during fiscal 2006 or fiscal 2005.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             MPLC, Inc.


Date: November 7, 2006                       By: /s/ Robert S. Ellin
                                                 -------------------------------
                                                 Name:  Robert S. Ellin
                                                 Title: Chief Executive Officer,
                                                        President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 7, 2006                       By: /s/ Jay A. Wolf
                                                 -------------------------------
                                                 Name:  Jay A. Wolf
                                                 Title: Chief Financial Officer,
                                                        Chief Operating Officer
                                                        and Secretary


Date: November 7, 2006                       By: /s/ Barry I. Regenstein
                                                 -------------------------------
                                                 Name:  Barry I. Regenstein
                                                 Title: Director


Date: November 7, 2006                       By: /s/ Isaac Kier
                                                 -------------------------------
                                                 Name:  Isaac Kier
                                                 Title: Director


Date: November 7, 2006                       By: /s/ Jerome Chazen
                                                 -------------------------------
                                                 Name:  Jerome Chazen
                                                 Title: Director