Form 10QSB
period 2006-10-31
MPLC, Inc.
filed 2006-12-15
CIK 1022899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to ______

Commission File No. 0-51353

MPLC, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	06-1390025 (I.R.S. Employer Identification No.)

2121 Avenue of the Stars, Suite 1650
Los Angeles, California 90067

(Address of Principal Executive Offices)

(310) 601-2500

(Issuer's Telephone Number, including area code)

1775 Broadway, Suite 604, New York, NY 10019

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2006 there were 75,000,000 shares of Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

MPLC, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MPLC, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

October 31, 2006

CURRENT ASSETS
Cash	$892

Total assets	$892

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,355

STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $.10 per share, 1,000,000 shares
authorized, no shares issued or outstanding	-
Common stock, par value $.01 per share, 75,000,000 shares
authorized, issued and outstanding	750,000
Additional paid in capital (discount on par value of common stock)	(567,720)
Deficit accumulated during development stage	(209,743)
Total stockholders' deficiency	(27,463)

Total liabilities and stockholders' deficiency	$892

See notes to financial statements.

MPLC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended October 31, 2006	For the Three Months Ended October 31, 2005	Cumulative from April 26, 2005 Through October 31, 2006

Expenses
General and administrative expenses	$14,377	$50,449	$178,957
Interest expense	23,228	1,346	34,032
	37,605	51,795	212,989

Loss before benefit from income taxes	(37,605)	(51,795)	(212,989)

Benefit from income taxes	-	4,400	3,246

Net loss	$(37,605)	$(47,395)	$(209,743)

Net loss per share - basic and diluted	$(0.001)	$(0.002)	$(0.007)

Weighted average shares outstanding -
basic and diluted	32,725,055	28,698,870	29,379,769

See notes to financial statements.

MPLC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Common Stock		Additional Paid-In Capital (Discount	Deficit Accumulated During
	Shares Issued and Outstanding	Amount	on Par Value of Common Stock)	Development Stage	Total

Balance at July 31, 2006	28,698,870	$286,989	$(286,989)	$(172,138)	$(172,138)

Common stock redeemed pursuant to
stock purchase agreement (Note 4)	(23,448,870)	(234,489)	(313,231)	-	(547,720)

Common stock issued pursuant to
stock purchase agreement (Note 4), net of issuance costs of $20,000	69,750,000	697,500	32,500	-	730,000

Net loss	-	-	-	(37,605)	(37,605)

Balance at October 31, 2006	75,000,000	$750,000	$(567,720)	$(209,743)	$(27,463)

See notes to financial statements.

MPLC, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Three Months Ended October 31, 2006	For the Three Months Ended October 31, 2005	Cumulative from April 26, 2005 Through October 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(37,605)	$(47,395)	$(209,743)
Adjustments to reconcile net loss to
net cash used in operating activities:
Changes in assets and liabilities:
(Increase) decrease in taxes receivable	2,583	(4,400)	-
Increase in accounts payable and
accrued expenses and other liabilities	15,248	1,082	28,355
Net cash used in operating activities	(19,774)	(50,713)	(181,388)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	730,000	-	730,000
Redemption of common stock	(547,720)	-	(547,720)
Repayment of loan payable - shareholder	(168,248)	-	(168,248)
Proceeds from loan payable - shareholder	5,000	50,713	168,248
Net cash provided by financing activities	19,032	50,713	182,280

Net increase (decrease) in cash	(742)	-	892

CASH, beginning of period	1,634	-	-

CASH, end of period	$892	$-	$892

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

Interest paid	$34,032	$-	$34,032
Income tax paid	$-	$-	$288
Income tax refunds received	$-	$-	$5,070

See notes to financial statements.

MPLC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 1 ORGANIZATION

MPLC, Inc. (f/k/a the Millbrook Press Inc.) (the "Company" or "MPLC") is the successor company to a corporation that emerged from reorganization under Chapter 11 of the United States Bankruptcy Code as described in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2006. The Company was incorporated under the laws of the State of Delaware in 1994. The Company intends to acquire assets or shares of an entity engaged in a business that generates, or has the potential of generating revenues, in exchange for securities of the Company.

NOTE 2 BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2006.

The accompanying financial statements have been prepared on a going concern basis. The Company has discontinued its historical lines of business and currently has no principal operations or revenue, which raises substantial doubt about its ability to continue as a going concern. In addition, the Company has accumulated a deficit of $209,743 since entering the development stage effective April 26, 2005. The Company's ability to continue as a going concern is uncertain as it is contingent upon merging with another entity or acquiring revenue-producing activities. The financial statements do not include any adjustments or reclassifications that might be necessary should the Company be unable to continue in existence.

In the opinion of management, all adjustments (consisting of normal recurring items) have been made that are necessary to present fairly the financial position and results of operations of MPLC, Inc. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

MPLC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 2 BASIS OF PRESENTATION (Continued)

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

NOTE 3 LOAN PAYABLE - SHAREHOLDER

The Company had received loans totaling $163,248 from its director and the now former President at an interest rate of 8%, which were due on demand. The purpose of the loan was to provide funding necessary for the Company to continue its corporate existence, seek out a business combination and fund professional fees and expenses related to being an SEC reporting company. In October 2006, the loan and accrued interest were repaid.

NOTE 4 STOCK PURCHASE AGREEMENT

On October 24, 2006, the Company and certain of its stockholders entered into a Common Stock Purchase Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which the Company agreed to sell an aggregate of 69,750,000 shares of its common stock, representing 93% of its issued and outstanding shares of Common Stock, to Trinad in a private placement transaction for aggregate gross proceeds to the Company of $750,000, $547,720 of which was used for the redemption of 23,448,870 shares of Common Stock from certain stockholders of the Company and $202,280 was used to pay all liabilities of the Company owed to Isaac Kier, a director and the now former President, Treasurer and Secretary of the Company.

As a result of stock purchase transaction on October 24, 2006, the following changes occurred in the composition of the Board of Directors of the Company: Sid Banon resigned as a director; Isaac Kier resigned as President, Secretary and Treasurer; Robert Ellin was elected as Chief Executive Officer and President; Jay Wolf was elected as Chief Financial Officer, Chief Operating Officer and Secretary; Robert Ellin and Barry Regenstein are now directors of the Company, along with Isaac Kier and Jerome Chazen.

In addition, following closing, Isaac Kier or First Americas Management LLC, an affiliate of Mr. Kier, was no longer obligated to provide office space or services to the Company.

MPLC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 5 SUBSEQUENT EVENT

On November 22, 2006, the Company issued a press release announcing that it has executed a letter of intent which sets forth the preliminary terms and conditions of a proposed acquisition of New Motion, Inc., a Delaware corporation (“New Motion”). In connection with the acquisition, the Company will acquire all of the outstanding capital stock of New Motion, and in exchange, the stockholders of New Motion will acquire approximately 83.7% of the outstanding Common Stock of the Company. The closing of the transaction is subject to certain conditions, including execution of a definitive acquisition agreement and the completion of due diligence. There can be no assurance that the transaction will be consummated or, if consummated, that it will be consummated on the terms set forth in the letter of intent.

New Motion, Inc. (www.newmotioninc.com), based in Irvine, CA, is a direct-to-consumer mobile content provider. It develops, licenses, markets, and sells binary content such as polyphonic ring tones, MP3 "true tones" and voice tones, wallpapers and graphics, WAP, video and Java based games. Through its consumer portal, www.MobileSidewalk.com, its goal is to be the marketplace for consumers to find and purchase all their mobile content.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PLAN OF OPERATIONS

OVERVIEW

The Company is currently a “shell” company with no operations and controlled by Trinad, the Company’s majority stockholder.

On November 22, 2006, the Company issued a press release announcing that it has executed a letter of intent which sets forth the preliminary terms and conditions of a proposed acquisition of New Motion, Inc., a Delaware corporation (“New Motion”). In connection with the acquisition, the Company will acquire all of the outstanding Common Stock of New Motion, and in exchange, the stockholders of New Motion will acquire approximately 83.7% of the outstanding Common Stock of the Company. The closing of the transaction is subject to certain conditions, including execution of a definitive acquisition agreement and the completion of due diligence.

There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the Letter of Intent. We are therefore subject to a number of risks, including: this or any other acquisition consummated by us may turn out to be unsuccessful; and whether financing that could have a dilutive effect on our present stockholders will be required in connection therewith. The historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future; we may acquire a company in the early stage of development, causing us to incur further risks; we may be dependent upon the management of an acquired business which has not proven its abilities or effectiveness; we will be controlled by a small number of stockholders and such control could prevent the taking of certain actions that may be beneficial to other stockholders; our common stock will likely be thinly traded, and the public market may provide little or no liquidity for holders of our common stock.

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

Net loss for the three months ended October 31, 2006 consisted of $10,032 for professional fees, $23,228 for interest expense $4,345 for other expenses.

Net loss for the period from April 26, 2005 (date of adoption of fresh-start reporting) to October 31, 2006 consisted of $178,957 for professional fees and other expenses, and $34,032 for interest expense.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our Critical Accounting Policies described in our Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended July 31, 2006.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently have no floating rate indebtedness, hold no derivative instruments, and do not earn foreign-sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. Changes in interest rates may affect the amount of interest we earn on available cash balances as well as the amount of interest we pay on borrowings. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we may also be affected by such changes.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II -OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 24, 2006, the Company and certain of its stockholders entered into a Common Stock Purchase Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which the Company agreed to redeem 23,448,870 shares of Common Stock from the stockholders and sell an aggregate of 69,750,000 shares of its common stock, representing 93% of its issued and outstanding shares of Common Stock, to Trinad in a private placement transaction for aggregate gross proceeds to the Company of $750,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached)

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MPLC, Inc.

Date: December 15, 2006	By:	/s/ Robert Ellin
Name: Robert Ellin
Title: President and Chief Executive Officer

Date: December 15, 2006	By:	/s/ Jay Wolf
Name: Jay Wolf
Title: Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit 31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002