Form 10KSB
period 2006-12-31
MPLC, Inc.
filed 2007-04-02
CIK 1022899

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   MPLC, INC.
                 (name of small business issuer in its charter)

          Delaware                                      06-1390025
-----------------------------             --------------------------------------
  State or jurisdiction of                (I. R. S. Employer Identification No.)
incorporation or organization

                          42 CORPORATE PARK, SUITE 250
                                IRVINE, CA 92606
                    (Address of principal executive offices)
                                 (949) 777-3700
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $0.01 par value

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
                                                                 Yes |X|  No |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act)                       Yes |_|  No |X|

The  issuer's  revenues  for the  fiscal  year  ended  December  31,  2006 were:
$18,721,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed using an average of the closing bid and ask price of $0.07, as of March 23, 2007, was $5,625,000.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

         As of March 23, 2007, the Issuer had 75,000,000 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (Check one):
                                                                 Yes |_|  No |X|

================================================================================

                                TABLE OF CONTENTS


PART I
ITEM 1  DESCRIPTION OF BUSINESS................................................1
ITEM 2  DESCRIPTION OF PROPERTY...............................................11
ITEM 3  LEGAL PROCEEDINGS.....................................................11
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................11

PART II
ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............12
ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............13
ITEM 7  FINANCIAL STATEMENTS..................................................31
ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................32
ITEM 8A CONTROLS AND PROCEDURES...............................................32
ITEM 8B OTHER INFORMATION.....................................................32

PART III
ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
           CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
           EXCHANGE ACT.......................................................33
ITEM 10 EXECUTIVE COMPENSATION................................................36
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS....................................41
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE.......................................................44
ITEM 13 EXHIBITS..............................................................46
ITEM 14 PRINCIPAL ACCOUNT FEES AND SERVICES...................................51

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report, including the sections entitled "Cautionary Statements and Risk Factors," "Management's Discussion and Analysis or Plan of Operation" and "Description of Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources of MPLC, Inc. ("MPLC") and New Motion, Inc. ("New Motion") (collectively, MPLC and New Motion are referred to herein as the "Company" or "Companies"). These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

         Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

         o        our limited operating history;

         o        our  reliance  on  wireless   carriers  and   aggregators   to
                  facilitate billing and collections;

         o        the highly competitive market in which we operate;

         o        the rapidly changing wireless marketplace;

         o        our ability to develop new applications and services;

         o        protection of our intellectual property rights;

         o        hiring and retaining key employees;

         o        successful   completion,   and   integration   of,   potential
                  acquisitions;

         o        increased costs and requirements as a public company;

         o        limited trading and liquidity of our common stock.; and

         o other factors discussed under the headings "Risk Factors," "Management's Discussion and Analysis or Plan of Operation" and "Description of Business."

         Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements


                         ITEM 1. DESCRIPTION OF BUSINESS

         With respect to this discussion, the terms "we," "us," "our," "New Motion" and the "Company" refer to MPLC, Inc., a Delaware corporation and its wholly-owned subsidiary New Motion, Inc., also a Delaware corporation.

         New Motion is a digital entertainment company headquartered in Irvine, California. New Motion provides a wide range of digital entertainment products and services, using the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies in our three major product lines: MobileSidewalk(TM), RingtoneChannel and Bid4Prizes. MobileSidewalk(TM) is one of the largest U.S.-based mobile entertainment companies, RingtoneChannel is a mobile storefront provider, and Bid4Prizes is a low-bid mobile auction game. Other products include, among others, "MobileSidewalk's Music Trivia," "Ringtone Club," "The Sports Page(R)," "Sigalert" and "RestaurantRow.com."

         We publish wireless entertainment applications, including games, ringtones, images and other entertainment content. We publish applications in multiple categories designed to appeal to a broad range of wireless subscribers. Our customers typically purchase, subscribe and download our applications through multiple websites including Mobilesidewalk.com, RingtoneChannel.com and through their mobile handset. Our customers are charged a one-time or monthly subscription fee for the application which appears on their mobile phone bills. The wireless carriers retain a percentage of the fee and remit the balance to us through our current billing aggregators Goldpocket Wireless, Inc. ("GoldPocket Wireless"), and Mobile Messenger Pty Ltd. ("Mobile Messenger"). The wireless distribution of our products eliminates traditional publishing complexities, including physical production, packaging, shipping, inventory management and return processing.

         We have agreements to distribute our products in North America through aggregators who have access to the majority of U.S-. and Canadian-based wireless carriers, whose networks serve approximately 215 million subscribers. These wireless carriers include Cingular / AT&T Wireless, Nextel, Sprint PCS, T-Mobile, Verizon Wireless, Alltel, and Dobson. Subscribers of Cingular / AT&T and Sprint, our largest and second largest indirect carrier relationships by revenue, accounted for approximately 30% and 25%, respectively, of our revenues during the year ended December 31, 2006.

         New Motion was formed in March, 2005 and subsequently purchased the business of RingtoneChannel Pty Limited, an Australian developer and aggregator of ringtones ("RingtoneChannel"), in June 2005. RingtoneChannel was originally incorporated on February 23, 2004.

         In February, 2007, we completed an exchange transaction to capitalize the Company and to merge with a publicly traded company, MPLC, Inc., so that New Motion became a publicly traded company, trading under the ticker "MPNC" on the OTC Bulletin Board. As part of the recapitalization, we raised gross proceeds of approximately $20 million in equity financing through the sale of our Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

BACKGROUND

         MPLC, Inc. (formerly known as The Millbrook Press, Inc.) was incorporated under the laws of the State of Delaware in 1994. Until 2004, MPLC was a publisher of children's nonfiction books for the school and library market and the consumer market under various imprints. As a result of market factors, and after an unsuccessful attempt to restructure its obligations out of court, on February 6, 2004, MPLC filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court"). After filing for bankruptcy, MPLC sold its imprints and remaining inventory and by July 31, 2004, MPLC had paid all secured creditors 100% of amounts owed. Beginning in January 2005, after the Bankruptcy Court's approval, all pre-petition unsecured creditors had been paid 100% of the amounts owed (or agreed) and all post petition administrative claims submitted had been paid. In December 2005, $0.464 per eligible share was available for distribution and was distributed to its stockholders of record as of October 31, 2005. The bankruptcy proceedings were concluded in January 2006 and no additional claims were permitted to be filed after that date.

         On October 24, 2006, MPLC and certain of its stockholders entered into a Common Stock Purchase Agreement with Trinad Capital Master Fund, Ltd. ("Trinad"), pursuant to which MPLC agreed to redeem 23,448,870 shares of Common Stock from the existing stockholders of MPLC and sell an aggregate of 69,750,000 shares of Common Stock, representing 93% of its issued and outstanding shares of Common Stock, to Trinad in a private placement transaction for aggregate gross proceeds to MPLC of $750,000.

         On November 22, 2006, MPLC executed a letter of intent regarding the proposed acquisition of New Motion, whereby MPLC would acquire all of the outstanding capital stock of New Motion, and in exchange, the stockholders of New Motion would acquire approximately 83% of the outstanding capital stock of MPLC.

EXCHANGE TRANSACTION AND CAPITALIZATION

         On January 31, 2007, MPLC entered into an exchange agreement ("Exchange Agreement") with New Motion, the stockholders of New Motion (the "Stockholders"), and Trinad Capital Master Fund, Ltd. ("Trinad"). The closing (the "Closing") of the transactions contemplated by the Exchange Agreement (the "Exchange") occurred on February 12, 2007. At the Closing, we acquired all of the outstanding shares of the capital stock of New Motion from the Stockholders in exchange for 500,000 of our Series C Convertible Preferred Stock, par value $0.10 per share (the "Series C Preferred Stock"), which is convertible into 7,263,688 shares of our Common Stock (on a post-Reverse Split basis).

         We also assumed all of the outstanding options and warrants issued by New Motion. These options and warrants now entitle their holders to purchase 1,712,778 shares of Common Stock and 23,534 shares of Common Stock (on a post-Reverse-Split basis), respectively. In addition, we assumed a convertible promissory note (the "IVG Note"), which principal amount may increase to a maximum of $2,320,000, issued by New Motion in favor of Index Visual & Games, Ltd. pursuant to the terms of the Asset Purchase Agreement between New Motion and IVG, on the same terms and conditions as set forth in the IVG Note, except that the conversion price (on a post Reverse-Split basis) was adjusted to equal the price obtained by dividing the conversion price set forth in the IVG Note by 1.4527376, the exchange ratio.

         As a condition to the Closing, Trinad, our majority stockholder immediately prior to the Closing, and certain stockholders of New Motion entered into a voting agreement whereby they agreed to vote their shares of our voting securities: (i) to elect one member to our board of directors to be designated by Trinad (the "Trinad Designate") for a period of one year following the Closing and to vote for such other persons that may be designated by the Stockholders to fill any vacant position on our board of directors (other than the Trinad Designate), and (ii) to approve a 1-for-300 reverse split of our Common Stock (the "Reverse Split"), an increase in our authorized shares of Common Stock from 75,000,000 shares to 100,000,000 shares, the adoption of a stock incentive plan, and the change of our corporate name.

         For accounting purposes the Exchange has been treated as a recapitalization of New Motion with New Motion as the acquirer. The historical financial statements prior to the merger are those of New Motion. For purposes of the Exchange, the cost of the acquisition to be reflected on New Motion's balance sheet is the value MPLC's net tangible assets. No goodwill or other intangible assets will be recorded and no pro forma information is presented because the recapitalization is not considered to be a business combination.

         In combination with the Exchange, on January 24, 2007, we entered into the Series A Convertible Preferred Stock Purchase Agreement with Trinad and received gross proceeds of $3.5 million in exchange for one share of Series A Convertible Preferred Stock, par value $0.10 per share (the "Series A Preferred Stock"). On January 31, 2007, we entered into the Series B Convertible Preferred Stock Purchase Agreement with Watchung Road Associates, L.P., Lyrical Opportunity Partners II LP, Lyrical Opportunity Partners II Ltd. and Destar LLC and received gross proceeds of $6.5 million in exchange for 650 shares of our Series B Convertible Preferred Stock, par value $0.10 per share ("Series B Preferred Stock"). The closing of the purchase and sale of Series B Preferred Stock occurred on February 12, 2007.

         On February 28, 2007, we entered into a Securities Purchase Agreement with various accredited investors and received gross proceeds of approximately $10 million in exchange for 8,333 shares of our Series D 8% Convertible Preferred Stock, par value $0.10 per share (the "Series D Preferred Stock", and together with the Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock, the "Preferred Stock"). This financing transaction closed on March 2, 2007.

         Sanders Morris Harris, Inc. acted as placement agent in connection with the sale of our Series A, B and D Preferred Stock. For their services as placement agent, we paid Sanders Morris Harris a fee equal to 7.5%, or approximately $1,500,000, of the gross proceeds from the financing and five year warrants to purchase 290,909 shares of common stock at an average exercise price of $5.50 per share (on a post-Reverse Split basis). See Note 12, "Subsequent Events" in our financial statement footnotes, for additional information.

         We intend to amend our restated certificate of incorporation, to provide for an increase in our authorized shares of Common Stock from 75,000,000 to 100,000,000 and to effect the Reverse Split. Upon the effectiveness of such amendment, we will have a sufficient number of authorized but un-issued and un-reserved shares of Common Stock to allow for the full conversion of all of the outstanding shares of Preferred Stock convertible into Common Stock. After the Reverse Split, all of the Preferred Stock will automatically be converted into shares of our Common Stock (the "Mandatory Conversion"). On March 15, 2007, we obtained the requisite vote from our stockholders to facilitate the amendment of our restated certificate of incorporation, as amended.

         We are presently authorized under our Restated Certificate of Incorporation, as amended, to issue 75,000,000 shares of common stock, par value $0.01 per share, and 1,000,000 shares of preferred stock, par value $0.10 per share. Of the 1,000,000 shares of preferred stock authorized, one share has been designated as Series A Preferred Stock, 675 shares have been designated Series B Preferred Stock, 500,000 shares have been designated as Series C Preferred Stock, and 8,333 shares have been designated as Series D Preferred Stock. The following table sets forth our classes of stock and the number of common stock and common stock equivalents as March 15, 2007 and on a pro forma basis after giving effect to the Reverse Split:

                                                   AS OF            POST-REVERSE
                                                MAR 15, 2007           COMMON
                                                PRE-REVERSE            STOCK,
                                                   COMMON            OPTIONS &
                                                   STOCK              WARRANTS
                                                EQUIVALENTS         OUTSTANDING
                                               -------------       -------------
MPNC Common Stockholders ...............          75,000,000             250,000
Series A Preferred Stock ...............         360,000,000           1,200,000
Series B Preferred Stock ...............         390,000,000           1,300,000
New Motion Stockholders
   (Series C Preferred Stock) ..........       2,179,106,500           7,263,688
Series D Preferred Stock ...............         500,010,000           1,666,700
Placement Agent Warrants ...............          87,272,700             290,909
Convertible Debt .......................          50,581,395             168,605
Assumed New Motion Options .............         472,614,900           1,575,383
Assumed New Motion Warrants ............           7,060,305              23,534
                                               -------------       -------------
Total (fully diluted) ..................       4,121,645,800          13,738,819


         The shares of Common Stock received in the Reverse Split will be subject to round up for fractional shares and our Board of Directors may, in its discretion, provide special treatment to certain of our stockholders to preserve round lot holders (i.e., holders owning at least 100 shares pre-Reverse Split) after the Reverse Split. The terms and conditions of special treatment afforded to our stockholders to preserve round lot stockholders, if any, including the record dates for determining which stockholders may be eligible for such special treatment, will be established at the discretion of our board of directors.

         The holders of shares of Preferred Stock are entitled to vote together with the holders of Common Stock, as a single class on an as-converted basis, upon all matters submitted to holders of Common Stock for a vote. Each share of Preferred Stock carries a number of votes equal to the number of votes attributable to the shares of Common Stock issuable upon the conversion of such share of Preferred Stock at the record date. The holders of shares of Common Stock are entitled to one vote per share of Common Stock held on all matters submitted to holders of Common Stock for a vote.

PURCHASE OF CERTAIN MOBLISS(R) ASSETS

         On January 19, 2007, we entered into an Asset Purchase Agreement with Index Visual & Games Ltd., a Japanese corporation ("IVG"), pursuant to which we purchased from IVG certain specified assets of Mobliss(R), Inc., a Washington corporation affiliated with IVG. Mobliss is involved in mobile marketing and messaging, mobile gaming, and mobile content delivery, and offers brand owners a spectrum of proprietary applications, delivery systems, and platforms to capitalize on the growing capabilities of wireless devices. Mobliss' technology powered the SMS campaigns for the television phenomenon American Idol and it is among the very few companies that have direct networking and billing connectivity with carriers for executing large-scale SMS campaigns and distributing mobile content to an array of mobile devices across multiple carrier networks in the US and Canada. In exchange for the assets specified in the Asset Purchase Agreement, we issued IVG a convertible promissory note with an aggregate maximum principal amount of up to $2,320,000 (the "IVG Note"). The IVG Note bears interest at the rate of five percent per annum accruing from the initial issuance of the IVG Note and matures on the earlier of November 30, 2007 or 30 days after delivery by IVG of written notice to us demanding payment.

         On January 19, 2007, we consummated the initial closing of the acquisition and issued the IVG Note in the principal amount of $500,000 and received hardware and software assets to be purchased under the Asset Purchase Agreement. As a result of the assignment of one of the cellular carrier connection contracts listed in the Asset Purchase Agreement, on January

26, 2007, we increased the principal amount of the IVG Note by $580,000 to $1,080,000. On February 26, 2007, we repaid $500,000 of the IVG Note. Unless requested by us, we will have no obligation to purchase any cellular carrier connection contracts listed in the Asset Purchase Agreement and not assigned to us by February 28, 2007.

         Prior to repayment, or automatically upon our listing on a national stock exchange, IVG may convert the IVG Note into shares of Common Stock at a conversion price of $3.44 per share (on a post-Reverse Split basis), the fair market value on the date of issuance. We also granted IVG piggyback registration rights for the shares issuable upon conversion of the IVG Note. The ownership interests of our stockholders are subject to dilution by the IVG Note. Based on the value of the IVG Note as of February 28, 2007, we will issue up to an aggregate of 168,605 shares of Common Stock (on a post-Reverse Split basis).

         The Company intends to account for this note as short-term debt and is currently evaluating the conversion feature and registration rights associated with this note, in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable
Conversion Ratios, and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."

MOBILE ENTERTAINMENT CHANNEL JOINT VENTURE

         Concurrent with the signing of the Asset Purchase Agreement with IVG, we also entered into a Heads of Agreement with IVG, setting forth the terms of a joint venture with IVG to distribute IVG content within North America and to manage and service the assets acquired under the Asset Purchase Agreement. The joint venture, The Mobile Entertainment Channel Corporation, is a Nevada corporation in which we will own a 49% stake and IVG will own a 51% stake. The joint venture is to be managed by a three-member board, with each party designating one member and both parties mutually designating the third member of the board. We will enter into a management services agreement with the joint venture pursuant to which we will pay the joint venture a management fee equal to the purchase price paid under the Asset Purchase Agreement, with a maximum fee of $2,320,000, for management services rendered to us by the joint venture. The joint venture has been established and we are in the process of evaluating, with our Japanese partner, various Asian-themed content for placement in the joint venture. We made an advance payment on the management fee of $500,000 on March 12, 2007 and expect to make another $500,000 advance payment on June 30, 2007, with the remainder of the management fee payable in quarterly installments, through June 30, 2008. Each quarterly payment will equal to 10% of the payments (including the advance payments) actually received by us during such quarter from the cellular carrier connection contracts assigned to us under the Asset Purchase Agreement. We are evaluating the impact of this joint venture as it relates to Financial Accounting Standards Board ("FASB") Interpretation No. 46 (R), "Consolidation of Variable Interest Entities (revised December
2003)--an interpretation of ARB No. 51".

OUR PRODUCTS AND SERVICES

         New Motion provides a wide range of digital entertainment products and services, using the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies in our three major product lines: MobileSidewalk(TM), RingtoneChannel and Bid4Prizes. We design our products and services to be fun and innovative. We believe application quality and diversity, customer and carrier support, and brand recognition are the key components of a publisher's success. We focus on selectively increasing our application portfolio with high-quality, innovative applications. The fees for our wireless entertainment products and services generally range from $3.99 to $9.99. Premium downloads offered on an a-la-carte basis range from $0.99 to $5.99. Our product and service portfolio includes games, ringtones, screensavers and wallpapers, trivia applications, fan clubs and voting services, blogs and information services.

         o MOBILESIDEWALK(TM). MobileSidewalkTM (www.mobilesidewalk.com) is one of the largest U.S.-based mobile entertainment companies. Using state-of-the-art applications, MobileSidewalk provides highly targeted direct-to-consumer mobile content, including sports, entertainment, games, lifestyle interests, ringtones and wallpapers, as well as exclusive fan clubs, promotions and licenses. Content provided through MobileSidewalk TM includes content from the following partners, among others:

                  SIGALERT. Provides general and personalized traffic, including travel times, via the Web, email, or phone. restaurantrow.com. RestaurantRow.com, Inc. operates one of the largest "go to" destination for restaurant information and services with over 170,000 restaurants covering over 13,000 cities and towns worldwide. The company is the on-line and handheld/wireless site of convenience where customers (consumers and businesses) review proprietary content (menus, customer reviews, survey results and digital images providing a virtual restaurant tour) and ultimately point and click to make an on-line reservation (real-time and concierge style), order food on-line for delivery or take-out and conveniently order products from the restaurant branded product e-commerce mall.

                  THESPORTSPAGE(R). TheSportsPage(R) is one of the largest providers of sports information via pager, including scores, breaking news, injury and weather reports, time changes and starting pitchers. The service provides data on pro football, college football, pro basketball, college basketball, baseball, hockey, Nascar, golf and boxing.

         o RINGTONECHANNEL. RingtoneChannel (www.ringtonechannel.com) is a storefront service for companies that want to sell their own content, and / or earn revenue from the sale of content from New Motion's library. By leveraging New Motion's in-house capabilities, RingtoneChannel is able to offer a customizable, turnkey solution to businesses of any size, from large private-labeled storefronts for major consumer brands to smaller niche companies that want to add additional revenue stream.

         o BID4PRIZES. Bid4Prizes (www.bid4prizes.com) is a brand-new concept in auction games, where the lowest unique bid wins. Using their cell phone, or from their desktop, participants "bid" on a wide range of products, including automobiles, consumer electronics, apparel, trips, games and mobile content. Bidders can play for free on the web or sign up for a premium monthly plan that provides them with multiple bid opportunities. Mobile tips direct them in their bidding decisions, letting them know if their current bid is unique or the lowest, and helping them navigate their way to win cash and prizes.

         o MOBLISS MOBILE MESSAGING ASSETS. The acquisition of certain of the mobile messaging assets of Mobliss, the terms of which are described under the section, "Index Visual & Games Asset
                  Purchase Agreement," provides New Motion with a proven and scalable interactive messaging platform. This expanded capability will provide New Motion with the ability to offer a broader range of interactive mobile services to media and entertainment companies.

         o MOBILE ENTERTAINMENT CHANNEL. The joint venture between IVG, one of the largest Internet, mobile technology and digital media holding companies worldwide, and New Motion, will form The Mobile Entertainment Channel Corporation, an Asian-themed mobile entertainment Portal. This joint venture will be unique in the North American off-deck arena and will operate under a consumer brand name to be announced at a later date. This new direct-to-consumer service provides a unique opportunity for New Motion to tap into a new market with Asian-themed content, delivering some of the most sophisticated mobile products in the world.

THE WIRELESS ENTERTAINMENT MARKET

         The wireless entertainment market has emerged as a result of the rapid growth and significant technological advancement in the wireless communications industry. Wireless carriers are delivering new handsets to new and existing subscribers which have the capability to download rich media content. Due to the increase in advanced mobile phones with the capabilities to handle rich media downloads, the potential market for mobile entertainment services will increase significantly in the coming years.

         We believe that growth in the wireless entertainment market has been positively influenced by a number of key factors and trends that we expect to continue in the near future, including:

         o GROWTH IN WIRELESS SUBSCRIBERS. In 2005, the number of global wireless subscribers surpassed two billion and subscriber growth is expected to continue as wireless communications increase in emerging markets, including China and India.
                  According to ITFacts Mobile Usage, the number of global wireless subscribers will grow from approximately 2 billion in 2005 to 2.3 billion in 2009. The North American wireless subscriber base currently exceeds 219 million. New handset delivery and adoption is expected to continue to accelerate in the U.S. market as current and new subscribers embrace newer mobile technology and media.

         o DEPLOYMENT OF ADVANCED WIRELESS NETWORKS. Wireless carriers are deploying high-speed, next-generation digital networks to enhance wireless voice and data transmission. These advanced networks have enabled the provisioning and billing of data applications and have increased the ability of wireless subscribers to quickly download large amounts of data, including games, music and video.

         o        AVAILABILITY  OF MOBILE PHONES WITH  MULTIMEDIA  CAPABILITIES.
                  Annual  mobile  phone  sales  are  expected  to grow  from 520 million units in 2003 to over one billion units in 2009, according to Gartner Inc. In recent years, the mobile phone has evolved from a voice-only device to a personal data and voice communications device that enables access to wireless content and data services. Mobile phone manufacturers are competing for consumers by designing next-generation mobile phones with enhanced features including built-in digital cameras, color screens, music and data connectivity. Manufacturers are also embedding application environments such as BREW, Java and Symbian into mobile phones to enable multimedia applications, including gaming. We believe the availability of these next-generation mobile phones is driving demand for wireless entertainment applications taking advantage of these advanced multimedia capabilities.

         o OFF PORTAL DIRECT TO CONSUMER MARKET DYNAMICS. Prior to November 2004, all U.S. carriers maintained a "walled garden" approach that prevented any direct to consumer off portal sites from succeeding, while in Europe and Asia, a large percentage of mobile entertainment revenue came from off deck direct to consumer portals. Witnessing the huge success of direct to consumer portals in those geographies, specific U.S. carriers opened the walled garden in late 2004 and early 2005. By allowing premium SMS billing to direct-to-consumer off portal sites, the carriers opened up a potential multi-billion dollar industry opportunity.

         o DEMAND FOR WIRELESS ENTERTAINMENT. Wireless carriers and other off-deck content providers are increasingly launching and promoting wireless entertainment applications to differentiate their services and increase average revenue per user. The delivery of games, ringtones, images and other entertainment content to subscribers enables wireless carriers to leverage both the increasing installed base of next-generation mobile phones and their investment in high-bandwidth wireless networks. Consumers are downloading and paying for wireless entertainment content offered by the carriers and off-deck providers. According to eMarketer, the mobile entertainment industry in the U.S. will grow from $1.3B in 2005 to $7.8B in 2010, or a compound annual growth rate of 43%.

         o GROWTH IN OUR CORE MARKET - NORTH AMERICA. According to IDC, the wireless messaging market is forecast to grow from 54.6 billion messages in 2004 to 387.9 billion messages exchanged in 2009, and Juniper Research expects the North American user base to increase steadily with a compounded growth rate of around 28%, which is roughly twice that of Europe. Even though Asia and Europe are expected to remain the largest market for mobile entertainment, the North American market will represent the highest growth potential. According to Juniper Research, North America will represent a total of 12% of the mobile entertainment industry in 2006 and growing to 19% in 2009.

WIRELESS ENTERTAINMENT PUBLISHER CHALLENGES

         We believe the major challenges faced by wireless entertainment publishers, like us, include:

         o DEPENDENCE ON WIRELESS CARRIERS. Wireless entertainment publishers are highly reliant on wireless carriers for the successful delivery, billing and revenue collection for their products and services. Many factors outside our control could impair our ability to deliver our applications and services through wireless carriers. Wireless carriers heavily influence and control our ability to create, promote and price our products and services to consumers. In addition, wireless carriers directly determine the amount of revenue share and subsequent margin for alternative retail price points.
                  Cultivating strong relationships with wireless carriers is critical to the success of a publisher's business.

         o DEPENDENCE ON AGGREGATORS. Wireless entertainment companies are frequently reliant on third-party aggregators (i.e., billing service providers) to successfully report, bill and collect revenue for their products and services.

         o NEED TO CREATE COMPELLING CONTENT. Customers are demanding increasingly sophisticated and compelling applications. Publishers must be able to develop or license content that can satisfy ever-changing customer needs. To meet these demands for new and compelling content, publishers must license or acquire externally developed applications, including brands, or if they have the necessary resources, invest in research and development in order to enhance their current offerings and internally develop new applications.

         o RAPIDLY EVOLVING MARKET. The wireless entertainment market is evolving rapidly and publishers must have the management and technical expertise to respond adequately to the increasing technological sophistication and complexity of mobile phones and wireless networks. To succeed, publishers must possess not only technological skills but also the ability to manage large, technically complex application development, deployment and distribution efforts.

         o INTENSE COMPETITION. It is critical to a publisher's ability to effectively compete in the wireless entertainment market that it establishes efficient media buying capabilities, adequate working capital and differentiated applications targeted at unique market segments.

         o SALES, MARKETING AND SUPPORT REQUIREMENTS. The size and complexity of the global wireless entertainment market requires publishers to have sophisticated business development, marketing and customer support organizations. To succeed in this market, publishers must develop and maintain strong relationships with wireless carriers. The publisher's business development and marketing teams must have the resources to track and understand customers and competitors, and successfully reach a large customer base while ensuring the cost per acquisition is within an efficient price range to ensure profitability. In addition, off deck marketers such as us will continue to assume the majority share of the marketing cost of wireless entertainment applications to consumers.

OUR COMPETITIVE STRENGTHS

         We believe that our competitive strengths include:

         o        IN DEPTH KNOWLEDGE OF ACQUIRING CUSTOMERS  EFFECTIVELY ONLINE.
                  Over the past two years, we have continued to acquire customers online at an effective cost per acquisition. We have continued to maintain a relatively low cost per acquisition in the face of growing competition within our industry and other online media advertisers.

         o        EARLY  STAGE  INNOVATIVE   MOBILE  CONTENT.   We  develop  our
                  applications with an emphasis on innovation, quality, and speed to market. We were one of the first companies to bring mobile trivia applications to U.S. consumers.

         o DIVERSE PORTFOLIO OF ORIGINAL AND LICENSED PROPERTIES. We initially focused on licensing lower cost content for our subscription services. In anticipation of consumer tastes shifting towards higher quality mobile content, we initiated a new licensing strategy to acquire branded content. Recent signings include Sigalert realtime traffic alerts, TheSportsPage real time sports and odds information service and RestaurantRow restaurant information service. We publish a diverse portfolio of wireless entertainment applications. Our applications span multiple categories and are based primarily on identifiable content that we license from third parties. During the period from our inception through December 31, 2006, we derived the majority of our revenues from New Motion-branded applications, including MobileSidewalk's Music Trivia and Scavenger Hunt. Our licensors include Music Publishers, RestaurantRow, Sigalert and TheSportsPage.

         o EXISTING SUBSCRIBER BASE. We believe that the time, complexity and working capital necessary to build a broad distribution network and large subscriber base, such as ours, forms an entry barrier for prospective competitors.

         o EXPERIENCED MANAGEMENT TEAM. Our senior management team and advisors bring deep digital experience and a history of substantial success in accelerating electronic content businesses. This broad expertise allows us to design, develop and deliver increasingly advanced applications that satisfy the demands of all the key constituents in our market, including wireless carriers, brand licensors and our customers. We believe our management team's expertise and continuity is a significant competitive advantage in the increasingly complex wireless entertainment publishing market.

OUR STRATEGY

         Our business strategy involves increasing our profitability by offering a large number of diverse, segmented products through a unique distribution network in the most cost effective manner possible. To achieve this goal, we plan to:

         o PUBLISH HIGH-QUALITY ENTERTAINMENT APPLICATIONS. We believe that publishing a diversified portfolio of the highest quality, most innovative applications is critical to our business. We intend to:

                  DEVELOP INNOVATIVE APPLICATIONS. We will continue to devote significant resources to the development of high-quality, innovative products, services and Internet storefronts. The U.S. consumer "s propensity to use the fixed internet to acquire, redeem and use mobile entertainment products is unique. In this regard, we aim to provide complementary services between these two high-growth media channels.

                  EMPHASIZE  NEW  MOTION  BRANDED   APPLICATIONS.   We  plan  to
                  emphasize the creation of New Motion branded applications which typically generate higher margins for us. We intend to develop sequels to our more successful New Motion applications, such as Music Trivia. These types of products and services differentiate us from our competitors, particularly those acting as aggregators or distributors, who generally do not own or control intellectual properties.

                  LICENSE WORLD CLASS BRANDS. We will continue to license well-known, third-party brands and collaborate with major media companies, professional sports leagues and other brand holders to introduce third-party branded products and services. We believe that familiar titles facilitate the adoption of our products and services by wireless subscribers and wireless carriers, and create strong marketing opportunities.

         o ENHANCE OUR DISTRIBUTION CHANNELS. Strengthening and expanding our distribution channels is critical to our business. We will continue to:

                  STRENGTHEN OUR WIRELESS CARRIER RELATIONSHIPS. We plan to strengthen our existing relationships with wireless carriers by continuing to support their strategic needs and by launching new, high-quality, innovative products and services. We also intend to build relationships with additional wireless carriers to reach a larger subscriber base. Where appropriate, we intend to enter new markets to leverage our expertise, brands, product and service portfolio and technologies.

                  EXPAND CURRENT SALES AND MARKETING CHANNELS. We intend to expand our existing channels to market and sell our products and services online and explore alternative marketing mediums. Our own Internet storefronts also enable us to market and sell our applications directly to wireless customers.

                  BUILD WHOLLY-OWNED DISTRIBUTION CHANNELS. Leveraging our unique online affiliate management system, we intend to drive a portion of our consumer traffic directly to our products and services without the use of third-party media outlets and media publishers.

         o BUILD NEW MOTION BRANDS. We intend to build the family of New Motion properties into widely recognized brands within the wireless entertainment market. We believe that the decisions of wireless carriers and our customers are influenced by brand recognition. We intend to continue building our brands through product and service quality, customer and carrier support, advertising campaigns, public relations and other marketing efforts.

         o GAIN SCALE THROUGH SELECT ACQUISITIONS. We believe there may be future opportunities to acquire content developers and publishers in the mobile entertainment or complementary industries and we intend, where appropriate, to take advantage of these opportunities.

DISTRIBUTION CHANNELS

         We currently distribute the majority of our entertainment products and services directly to consumers, or "off-deck," primarily through the Internet, which is independent of the carriers. We bill and collect revenues for our products and services through third-party aggregators who are connected to the majority of U.S. wireless carriers and their customers. We have agreements through multiple aggregators who have direct access to U.S. carriers for billing. Our customers download products or subscribe to services on their mobile phones and are billed monthly through their wireless carrier. Through our aggregators, the carrier agreements establish the fees to be retained by the carrier for access and billing our products and services to their customer base. Our aggregator agreements are not exclusive and generally have a limited term of one or two years, with evergreen or automatic renewal provisions upon expiration of the initial term. The agreements generally do not obligate the carriers or aggregators to market or distribute any of our products and services. In addition, any party can terminate these agreements early and, in some instances, without cause.

         For the year ended December 31, 2006, we received indirectly through our aggregators approximately 30% of our revenue from subscribers of Cingular / AT&T and 25% of our revenue from subscribers of Sprint. In 2005, we received approximately 52% of our revenue from subscribers of Cingular / AT&T and 16% of our revenue from subscribers of Verizon.

         For the year ended December 31, 2006, we billed approximately 34% of our revenue through Mobile Messenger and we billed 60% of our revenue through GoldPocket Wireless. In 2005, we billed approximately 78% of our revenue through Buongiorno USA, Inc. ("Buongiorno") and 22% of our revenues through Mobile Messenger.

SALES AND MARKETING

         Our sales and marketing organization works closely with our development and media teams to ensure the best possible product and service offering is deployed. Their primary focus is creating specific media campaigns to market and sell our offering through our network of websites and search engine channels. Further, the team is focused on creating viable alternative distribution channels for our products and services. Our sales and marketing organization works closely with our development, creative and licensing teams to identify and evaluate wireless distribution opportunities for new products and services.

TECHNOLOGY

         We have developed a tool which allows us to monitor and analyze in real time our marketing costs associated with any advertising campaign. This allows us to be more efficient and effective in our media buys. We believe we have one of the lowest cost per acquisition rates in the industry in large part due to this software. The software measures, in real time, our effective buys on a per campaign basis which allows us to adjust our marketing efforts immediately towards the most effective campaigns and mediums.

COMPETITION

         The development, distribution and sale of wireless entertainment applications is a highly competitive business. We compete primarily on the basis of marketing acquisition costs, brand strength, and carrier and distribution breadth. We also compete for experienced and talented individuals to support our growth.

         The wireless entertainment applications market is highly competitive and characterized by frequent product introductions, evolving wireless platforms and new technologies. As demand for applications continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market applications. As a result, we expect competition in the wireless entertainment market to intensify.

         The current and potential competition in the wireless entertainment applications market includes major media companies, traditional video game publishing companies, wireless carriers, wireless software providers and other pure-play wireless entertainment companies. Larger, more established companies are increasingly focused on developing and distributing wireless applications that directly compete with us.

         Currently, we consider our primary competitors in the U.S. off deck mobile market to be Jamster, Buongiorno / Blinko, Flycell, Thumbplay and Dada Mobile. We believe that our extensive experience in Internet marketing, our existing subscriber base and our range of products and services enable us to compete effectively against all current and potential new entrants.

INTELLECTUAL PROPERTY

         Other than proprietary software code, we do not possess any material intellectual property. During the course of operations, we have filed trademark applications for the following marks: Life For Your Phone, MobileSidewalkTM and the RingtoneChannel.

EMPLOYEES

         As of March 15, 2007, we had 38 employees and full-time consultants in the United States. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

                         ITEM 2. DESCRIPTION OF PROPERTY

         Our corporate headquarters is located at 42 Corporate Park, Suite 250, Irvine, California 92606, where we lease approximately 5,176 square feet under a lease that expires in September 2008. We also lease approximately 2,190 square feet located in Suite 100 of the same building where we have our corporate headquarters under a sublease that expires in August 2008. In addition, we lease approximately 500 square feet in Los Angeles under a short term lease agreement. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations. Our telephone number is (949) 777-3700.


                            ITEM 3. LEGAL PROCEEDINGS

         On August 24, 2006, New Motion and Burton Katz filed an action against Buongiorno in the Superior Court of California, County of Orange, seeking a declaration that the non-competition, non-solicitation and non-interference provisions of the Employment Agreement dated April 11, 2005, between Burton Katz and Buongiorno, are void and unenforceable under the California Business and Professions Code. The action also sought an order permanently enjoining Buongiorno from enforcing the above referenced provisions, reasonable attorneys' fees, and other costs related to the action. Subsequent to filing, Buongiorno threatened to withhold payments due to New Motion for previous sales totaling approximately $340,000.

         On October 24, 2006, New Motion filed a Demand for Arbitration with the American Arbitration Association against Buongiorno, pursuant to the terms of the Marketing Agreement dated January 10, 2006, between New Motion and Buongiorno, whereby New Motion agreed to market certain of Buongiorno's services and the parties agreed to share revenue generated from such services. New Motion sought payment of revenues in excess of $340,000 and attorneys' fees and other costs related to the action. Subsequently, New Motion settled the dispute with Buongiorno for $384,000, which was received in the first quarter of 2007. New Motion is not liable for any additional costs related to this dispute.

         In addition to the  foregoing,  from time to time we may be involved in other litigation relating to claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. We may also be subject to claims arising out of our operations in the normal course of business. As of this date, we are not a party to any such other litigation that would have a material adverse effect on us.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth fiscal quarter covered by this report.

                                     PART II

         ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "MPNC.OB" The following table sets forth, for the periods indicated, the high and low bid information for our Common Stock, on a pre-Reverse Split basis, as determined from OTCBB quotations. For the period prior to August 2006, our Common Stock was quoted on the OTCBB under the symbol "MILB". The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                   HIGH          LOW
                                               ------------- ------------
YEAR ENDED DECEMBER 31, 2006:
First Quarter                                     $0.25         $0.04
Second Quarter                                    $0.05         $0.04
Third Quarter                                     $0.10         $0.05
Fourth Quarter                                    $0.40         $0.04

YEAR ENDED DECEMBER 31, 2005:
First Quarter                                     $0.22         $0.18
Second Quarter                                    $0.30         $0.18
Third Quarter                                     $0.35         $0.30
Fourth Quarter                                    $0.55         $0.02

         As of March 15, 2007, there were approximately 34 record holders of Common Stock. As of March 15, 2007, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.07 per share. Our transfer agent is Continental Stock Transfer & Trust Company and their phone number is (212) 509-4000.

DIVIDEND POLICY

         In December 2005, MPLC paid a one-time dividend of $0.464 per eligible share of common stock as directed by the Bankruptcy Administrator.

         We do not anticipate paying any dividends on our Common Stock for the foreseeable future. We intend to retain our future earnings to re-invest in our ongoing business. The declaration of cash dividends in the future will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

         During the 2006 fiscal year, other than as disclosed in our Quarterly reports on Form 10-QSB or in our Current Reports on Form 8-K, as filed with the Securities and Exchange Commission, we have not sold unregistered securities.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

                                                                         TOTAL NUMBER OF
                                                    AVERAGE PRICE      SHARES PURCHASED AS      MAXIMUM NUMBER OF
         PERIOD               TOTAL NUMBER OF       PAID PER SHARE       PART OF PUBLICLY      SHARES THAT MAY YET
                             SHARES PURCHASED        (PRE-REVERSE       ANNOUNCED PLANS OR     BE PURCHASED UNDER
                            (PRE-REVERSE SPLIT)         SPLIT)               PROGRAMS         THE PLANS OR PROGRAMS
-------------------------- ---------------------- ------------------- ----------------------- ----------------------
October 1 through               23,448,870               0.02                   -                       -
    October 31, 2006
November 1 through                   -                    -                     -                       -
    November 30, 2006
December 1 through                   -                    -                     -                       -
    December 31, 2006
Total                           23,448,870               0.02                   -                       -

         On October 24, 2006, we entered into a Common Stock Purchase Agreement with Trinad Capital Master Fund, Ltd. and certain of our stockholders, pursuant to which we agreed to sell an aggregate of 69,750,000 shares of our common stock, representing 93% of our issued and outstanding shares of Common Stock on the closing date, to Trinad in a private placement transaction for aggregate gross proceeds to us of $750,000, $547,719.75 of which was used to redeem 23,448,870 shares of Common Stock from certain stockholders of the Company for an aggregate purchase price of $547,719.75.

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF NEW MOTION AND ITS SUBSIDIARY (WHICH INCLUDES THE OPERATING RESULTS OF RINGTONECHANNEL PRIOR TO ITS ACQUISITION BY NEW MOTION, INC. FROM A COMPANY WITH COMMON OWNERSHIP, AS DISCUSSED HEREAFTER) FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005 AND 2006. THE DISCUSSION AND ANALYSIS THAT FOLLOWS SHOULD BE READ
TOGETHER WITH THE FINANCIAL STATEMENTS OF NEW MOTION AND THE NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL.

OVERVIEW

         We provide a wide range of digital entertainment products and services, using the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies in several three major product lines: MobileSidewalk(TM), RingtoneChannel and Bid4Prizes. MobileSidewalk(TM) is one of the largest U.S.-basED mobile entertainment companies, RingtoneChannel is a mobile storefront provider, and Bid4Prizes is a low-bid mobile auction game. Other products include, among others, "MobileSidewalk's Music Trivia," "Ringtone Club," "The Sports Page(R)," "Sigalert" and "RestaurantRow.com." Our growing portfolio of applications and services is based primarily on identifiable content licensed from third parties. In 2004, we began to sell ringtones internationally and then launched our first ringtone subscription service in the U.S. in February 2005. In August 2005, we launched our first successful text message campaign incorporating music trivia. In March of 2006, we partnered with GoldPocket Wireless, Inc. ("GoldPocket Wireless"), the leading provider of mobile technology solutions for media and entertainment companies, to enhance the proficiency and performance of our mobile service offering.

         New Motion was formed in 2005 by the stockholders of BroadSpring with the intent of exploring mobile opportunities in the U.S. and the eventual possibility of transferring the mobile business out of BroadSpring. In June 2005, BroadSpring transferred the business of RingtoneChannel to New Motion and RingtoneChannel continued operations as a legal subsidiary of New Motion. Ringtone Channel was originally incorporated on February 23, 2004 and was acquired by BroadSpring in June 2004 as a wholly-owned subsidiary to explore mobile opportunities in the United States market.

         On January 19, 2007, we entered into an agreement with IVG to purchase certain specified assets of Mobliss, a provider of proprietary applications, delivery systems, and platforms for wireless devices. Mobliss has direct networking and billing connectivity with carriers for executing large-scale SMS campaigns and distributing mobile content to a wide array of mobile devices across multiple carrier networks in the US and Canada. The primary strategic objective of this purchase is to allow us to more efficiently manage our business and operations by enabling us to directly bill and collect from mobile carriers, thus eliminating the fees associated with using third party billing processors and expediting the collection of open carrier receivables. This purchase will also enable us to better serve our customers and end users by expediting the time in which we react to changes in the marketplace.

         Also on January 19, 2007, we entered into an agreement with IVG to create an Asian-themed mobile entertainment portal, the first major endeavor of its kind in the North American off-deck arena. This new direct-to-consumer service provides an opportunity for New Motion to tap into a new market with Asian-themed content, delivering sophisticated mobile products. The joint venture is to be registered under the name The Mobile Entertainment Channel Corporation and will assist New Motion in expanding its service offerings by partnering with IVG, a leading global player in the interactive games and mobile space.

         In February, 2007, we completed an exchange transaction to capitalize the Company and to merge with a publicly traded company, MPLC, Inc., so that New Motion became a publicly traded company, trading under the ticker "MPNC" on the OTC Bulletin Board. As part of the recapitalization, we raised gross proceeds of approximately $20 million in equity financing through the sale of our Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock. For further information, please see the discussion on page 3 called "Exchange Transaction and Capitalization," the contents of which are incorporated herein by reference.

KEY BUSINESS FACTORS

         In managing and evaluating our business, we consider, among other factors the following:

CONSISTENT MONITORING OF OPERATIONAL METRICS.
         Our business model, regardless of the product sold, is primarily a subscription based business. To that end, we frequently monitor a range of key metrics that have a direct impact on our ability to retain existing subscribers and our efficiency in acquiring new subscribers. These metrics include: cost per acquisition, churn rate of existing subscribers, churn rate of recurring subscribers, average revenue per user, billability of new subscribers, billability of existing subscribers and refund rates among others. Our ability to receive daily, weekly, and monthly information accurately, in essence, supplying data inputs to our operational metrics, is critical to successfully running our business.

COMPOSITION OF OUR PRODUCTS AND SERVICES.
         Our strategy is to publish a diversified and balanced portfolio of high-quality products and services based on both New Motion brands and brands that we license from third parties. We aim to provide a range of products that leverage the fixed Internet, where U.S. consumers increasingly purchase and redeem our services, alongside mobile delivery. We believe that creating innovative Internet storefronts where online content is wrapped around mobile products provides a richer experience to the consumer and a higher retention rate.

         Our third party license agreements for third-party brands typically require that we pay a small advance or guaranteed payment. However, the majority of our licensed content deals are based on revenue share so that our exposure to high priced, up front licenses is limited. We generally recoup all of the advances we have paid from royalties earned from sales of the application before the licensor receives any further royalty payments from us. We also distribute applications for other publishers, developers and licensors. When we distribute applications, we generally do not assume the cost or responsibility associated with application development, which ultimately results in a higher royalty payment to the third party and therefore a lower gross margin for us on distributed products.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We have identified the policies below as critical to our business operations and understanding of our financial results. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION AND RECEIVABLES
         We recognize revenue from the sale or subscription of our applications to wireless subscribers under distribution agreements with wireless carriers and aggregators in the period in which the applications are purchased, or over the period in which the applications are subscribed, assuming that: fees are fixed and determinable; we have no significant obligations remaining; and collection of the related receivable is reasonably assured.

         We principally derive revenues from the licensing of our products and services to wireless subscribers for a one-time purchase fee or a monthly subscription fee. Substantially all of these fees appear on our customers' monthly mobile phone bill. In accordance with our third-party aggregators and carrier agreements, the aggregators and carriers, collectively, perform billing and collection functions and remit a percentage of the fees to us. We recognize the net amount of revenues due to us from the wireless carrier net of any fees or other charges. In addition, we make estimates on chargebacks and returns based on historical trends and book this amount as a reduction in gross revenue. Our customers initiate the purchase of our products and services from our website (www.mobilesidewalk.com), various Internet portal sites or through other delivery mechanisms and carriers are responsible for billing, collecting and remitting to us a percentage of those fees. We also generate limited revenues from third-party brands who wish to leverage the mobile channel.

         In accordance with Emerging Issues Task Force, EITF, No 99-19, "Reporting Revenue Gross as a Principal Versus Net As an Agent," we recognize the net amount the wireless carrier or distributor pays to us upon the sale of applications, net of any service or other fees earned and deducted by the wireless carrier or aggregator. We have evaluated our wireless carrier and aggregator agreements and have determined that we are acting as an agent, not as principal when selling our applications through wireless carriers.

         We estimate revenues from carriers and aggregators in the current period when reasonable estimates of these amounts can be made. Several carriers and aggregators provide reliable sales data within a reasonable time frame following the end of each month, both of which allow us to make reasonable estimates of revenues and therefore to recognize revenues during the reporting period when the end user subscribes to our service. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates. When we receive the final aggregator reports broken out by carrier, to the extent these reports were not received within a reasonable time frame following the end of each month, we record any differences between estimated revenues and actual revenues in the next reporting period once we determine the actual amounts.

         Revenues earned from certain carriers may not be reasonably estimated. If we are unable to reasonably estimate the amount of revenue to be recognized in the current period, we recognize revenues upon the receipt of a carrier revenue report. In order to mitigate the risk of a material misstatement, our management reviews the revenues by carrier on a monthly basis and gross billings on a daily basis to identify unusual trends that could indicate operational, carrier or market issues which could lead to a material misstatement in any reporting period. Additionally, on a weekly basis, management monitors cash settlements made by carriers to our aggregators.

         We make estimates for future refunds, charge backs or credits, and create reserves netted against recorded revenue, in the period for which the sale occurs based on analyses of previous rates and trends which have historically varied between 10% and 17% of Gross Revenue. This reserve is reconciled once a carrier remits total payment to our aggregator, who subsequently remits payment to us usually between 90-180 days after billing.

         Reserves recorded based on this estimation process for the years ended December 31, 2005 and 2006, amounted to 15% and 13% of gross revenue, respectively. Historically, differences between our estimates and actual revenues have not been materially different and, as a private company, we have had adequate time to adjust our estimated revenues to actual results once we receive final sales data. On a going forward basis, our quarterly revenues will include a reserve allowance based on historical trends regarding chargebacks.

IMPAIRMENT OF LONG-LIVED ASSETS
         We assess impairment of our long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include significant underperformances relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. We report an impairment loss in the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows if not. To date, we have not had an impairment of long-lived assets.

INCOME TAXES
         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

         We provide a valuation allowance against a portion of our deferred tax assets. In assessing the realization of deferred tax assets, we weigh the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate tax jurisdiction. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder's equity and could have a significant impact on earnings in future periods.

         Our estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount estimated. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, "Loss Contingencies."

ACCOUNTING FOR STOCK-BASED COMPENSATION
         We have historically utilized the fair value method of recording stock-based compensation as contained in SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. Compensation expense is measured at the grant dated based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. One such change was the elimination of the minimum value method, which under SFAS No. 123 permitted the use of zero volatility when performing Black-Scholes valuations. Under SFAS No. 123(R), companies are required to use expected volatilities derived from the historical volatility of the company's stock, implied volatilities from traded options on the company's stock and other factors. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature.

         The provisions of SFAS No. 123(R) were effective for and adopted by us as of January 1, 2006. As we were using the fair market value accounting for stock based compensation pursuant to SFAS No. 123, the adoption of SFAS No. 123(R) was under the modified prospective method. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated under SFAS No. 123.

         Since we had previously recorded stock compensation expense under the fair value method prescribed by SFAS No. 123, the adoption of SFAS No. 123(R) did not have a significant impact on our results of operations.

PRODUCT DEVELOPMENT COSTS
         We expense product development costs, which consist primarily of software development costs, as they are incurred. We account for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We expense software development costs that we incur in the research and development of software products and enhancements to existing software products until the time when we establish technological feasibility, and we capitalize costs from that time until the product is available for general release to customers. Under our current practice of developing new applications, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. As a result, to date, we have not capitalized any costs relating to our application development because the costs incurred after the establishment of technological feasibility of our applications have not been significant. In addition, in the future, we will consider the following factors in determining whether costs can be capitalized: the emerging nature of the wireless entertainment market; the rapid evolution of the platforms and mobile phones on which we develop; the lack of pre-orders or sales history for our applications; the uncertainty regarding an application's revenue-generating potential; our lack of control over the sales channel resulting in uncertainty as to when an application will be available for sale, if at all; and our historical practice of canceling applications throughout each stage of the development process.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2006 AND 2005

         Our summary historical financial data is presented in the following table to aid you in your analysis. You should read this data in conjunction with this section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes to those consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the fiscal year ended December 31, 2006, and the fiscal year ended December 31, 2005, are derived from our financial statements included elsewhere in this report. Dollars in the table are reported in thousands.

                                                          FISCAL YEAR ENDED
                                                     DECEMBER 31,   DECEMBER 31,
(in thousands except share and per share amounts)        2006           2005
                                                     ------------   ------------
STATEMENT OF OPERATIONS DATA:
Net sales ........................................   $     18,721   $      5,867
Cost of sales ....................................            597            267
                                                     ------------   ------------
Gross profit .....................................         18,124          5,600
Selling and marketing ............................         11,971          3,618
General and administrative .......................          4,679          1,289
Other expense, net ...............................             89             36
                                                     ------------   ------------
Income before provision for income taxes .........          1,385            657
Provision for income taxes .......................            708            270
                                                     ------------   ------------
Net income .......................................   $        677   $        387
                                                     ------------   ------------

Shares used in computing basic and diluted net
   income per common share .......................      7,263,688      7,263,688
Basic and diluted net income per common share ....   $       0.09   $       0.05

                                                                    DECEMBER 31,
                                                                        2006
                                                                    ------------
BALANCE SHEET DATA:
Cash ...........................................................    $        544
Working capital ................................................             694
Total assets ...................................................           5,494
Total liabilities ..............................................           4,271
Common stock ...................................................              73
Additional paid-in capital .....................................              84
Retained earnings ..............................................           1,066
Stockholders' equity ...........................................    $      1,223

         Net sales increased 219% to $18,721,000 for the year ended December 31, 2006, from $5,867,000 for the year ended December 31, 2005. The increase in sales was due to 12-months of sales of our Music Trivia application in 2006, compared to only six months in 2005, and higher average monthly marketing expense in 2006, which directly translates into a larger pool of subscribers. This sales increase was offset by a higher allowance for returns for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in returns is directly correlated with our higher sales volume for the year ended December 31, 2006. Our full year 2006 returns and allowances reserve, as a percentage of gross revenue, decreased when compared to the 2005 reserve percentage and remains within historical bands. During the year ended December 31, 2006, our average monthly billable customer base increased 103% compared to our average monthly billable customer base during the year ended December 31, 2005. Notwithstanding this increase in our billable customer base, our average revenue per customer increased by 57% for the year ended December 31, 2006 when compared to average revenue per customer for the year ended December 31, 2005. These dual benefits were the result of greater rates of customer acquisition and a change in our billing cycle, whereby we billed subscribers on a full-month subscription-basis (billing $9.99 once per month) starting in late 2005, from a partial-month subscription-basis (billing $0.99 approximately 10-times per month). Thus, for the full year of 2006, we experienced the compounding effect of a larger number of users under the full-month subscription model, compared to only nine months of activity in 2005, most of which was billed under the partial-month subscription model.

         Cost of sales increased 124% to $597,000 for the year ended December 31, 2006, from $267,000 for the year ended

December 31, 2005. The increase in cost of sales is primarily attributable to an increase in content licensing fees - a direct result of higher sales of licensed content - and higher managed hosting fees, a result of our comparatively larger customer base in 2006 compared to 2005.

         Gross profit increased 224% to $18,124,000 for the year ended December 31, 2006, from $5,600,000 for the year ended December 31, 2005. Our gross profit margin increased to 97% for the year ended December 31, 2006, from 95% for the year ended December 31, 2005. This increase in gross profit margin was due to several factors, including a relatively larger subscriber base for the year ended December 31, 2006 compared to the year ended December 31, 2005, allowing us to spread our cost of sales over a larger number of subscribers. The increase in gross profit margin is the result of higher average revenue per customer for the year ended December 31, 2006 compared to the year ended December 31, 2005 and a relatively constant low level of cost of sales.

         Total selling and marketing expense increased 231% to $11,971,000 for the year ended December 31, 2006 from $3,618,000 for the year ended December 31, 2005. We launched our U.S. text services in July of 2005 and marketed very sparingly as we evaluated our product offerings. The substantial increase is due to having a full year of concentrated marketing in 2006 versus only eight months in 2005. As a percentage of net sales, selling and marketing expense increased to 64% for the year ended December 31, 2006 compared to 62% for the year ended December 31, 2005.

         Our total general and administrative expenses include product development, customer technical support and general expenses. General and administrative expense increased 263% to $4,679,000 for the year ended December 31, 2006 from $1,289,000 for the year ended December 31, 2005. This increase in general and administrative expense was due to our larger headcount and associated payroll and consulting fees, higher accounting and legal fees, higher travel and entertainment expense, higher telecommunications expense, and bad debt expense in 2006, compared to no bad debt expense in 2006. As a percentage of net sales, general and administrative expense increased to 25% for the year ended December 31, 2006 compared to 22% for the year ended December 31, 2005.

         Income before provision for income taxes increased 111% to $1,385,000 for the year ended December 31, 2006 from $657,000 for the year ended December 31, 2005. Our income before provision for income taxes margin decreased to 7% for the year ended December 31, 2006 compared to 11% for the year ended December 31, 2005. This decrease in pretax income as a percentage of net sales is the result of a scaling up of our operations to meet anticipated future demand for our products and meet sales growth. In particular, while our 2006 sales grew 219% over 2005, selling and marketing and general and administrative expense grew at a faster rate over the same period.

         Net income increased 75% to $677,000, or $0.09 per share, for the year ended December 31, 2006, compared to $387,000, or $0.05 per share, for the year ended December 31, 2005. Our net income margin decreased to 4% for the year ended December 31, 2006 compared to 7% for the year ended December 31, 2005 as a result of the combination of the factors discussed above.

         We believe that as we continue to grow our sales, over time the rate of our sales growth will moderate in line with the growth in the overall U.S. mobile entertainment market (see "The Wireless Entertainment Market" on page 6). In the future, we do not expect that we will increase our sales at our historical growth rate and furthermore, there is no assurance that we will continue to meet our sales growth objectives, or those of the overall mobile entertainment market.

LIQUIDITY AND CAPITAL RESOURCES

         New Motion's cash requirements are principally for working capital. In fiscal year 2006, net cash provided by operating activities was $931,000. Our primary use of operating funds related to marketing expenses incurred to obtain new subscribers.

         Investing activities during fiscal year 2006 were the result of capital expenditures, primarily for office, computer and video equipment and $123,000 of expenditures related to the subsequent event acquisition of certain assets of Mobliss. Net cash used in investing activities was $200,000 for fiscal year 2006.

         In January 2007, we sold one share of our Series A Preferred Stock to Trinad Capital Management, Ltd. for aggregate gross proceeds of $3.5 million. In February 2007, we sold 650 shares of our Series B Preferred Stock to the Series B Investors for aggregate gross proceeds of $6.5 million. Also in February 2007, we sold 8,333 shares of our Series D Preferred Stock to institutional and accredited investors for aggregate gross proceeds of approximately $10 million. These funds will be used for general working capital purposes and for the growth of our business.

         We had Secured Convertible Promissory Notes outstanding in 2006, in the principal amounts of $15,000, $100,000 and $50,000, which were issued to Scott Walker, our then Chief Executive Officer and President and our current Chief Marketing Officer. In addition, in 2006, we had Secured Convertible Notes in the principal amounts of $35,000, $50,000 and $20,000 which were issued to SGE, a fictitious business name for SGTI, Inc., a corporation owned by Allan Legator, our then and current Chief Financial Officer and Secretary. All notes to both Scott Walker and SGE were repaid in full with interest in September 2006. Pursuant to the terms of the Secured Convertible Notes, each of Scott Walker and SGE were granted a right to receive a warrant to purchase a number of shares in a qualified financing. On January 26, 2007, New Motion agreed with each of Scott Walker and SGE that the warrants would entitle Scott Walker to purchase 9,900 and SGE to purchase 6,300 shares, respectively, of New Motion's common stock at an exercise price of $5.00 per share. After the Exchange and on a post-Reverse Split basis, Scott Walker's warrant and SGE's warrant entitle them to purchase 14,384 and 9,153 shares, respectively, of Common Stock at an exercise price of $3.44 per share.

         In connection with The Mobile Entertainment Channel Corporation joint venture with IVG, we are obligated to pay the joint venture a management fee equal to the purchase price paid for hardware and software assets we acquired from IVG, up to a maximum fee of $2,320,000, for management services rendered to us by the joint venture. We made an advance payment on the management fee of $500,000 on March 12, 2007 and expect to make another $500,000 advance payment on June 30, 2007, with the remainder of the management fee payable in quarterly installments, through June 30, 2008. Each quarterly payment will equal to 10% of the payments (including the advance payment) actually received by us during such quarter from the assets assigned to us.

         We paid cash of $213,000 for the fiscal year ended December 31, 2006 for expenses related to the February 12, 2007 Exchange with MPLC and related financing transactions.

         Our management expects that with our present cash flows from operating activities and our current level of cash, we may require additional working capital in order to continue to grow our operations, develop our products, or pursue acquisitions. As a result, we may seek both debt and equity financings in order to satisfy these working capital needs. There can be no assurance that external financing will be available if needed in the future, or if available, that it would be available on terms acceptable to our management.

ON-BALANCE SHEET CAPITAL RESOURCES
         As of December 31, 2006, we did not have any notes payable or debt.

         On September 7, 2006 we loaned our Chief Executive Officer, Burton Katz, $286,000 under a secured promissory note for the purpose of helping Mr. Katz acquire stock options vested in a prior employer. This amount was fully repaid, with interest, on November 21, 2006.

         On January 19, 2007, we issued IVG a convertible promissory note with an aggregate maximum principal amount of up to $2,320,000. Concurrent with this date, we consummated the initial closing of the acquisition of hardware and software assets from IVG and issued the IVG Note in the initial principal amount of $500,000. The IVG Note bears interest at the rate of five percent per annum accruing from the initial issuance of the IVG Note and matures on the earlier of November 30, 2007 or 30 days after delivery by IVG of written notice to us demanding payment. As a result of the assignment of one of the cellular carrier connection contracts listed in the Asset Purchase Agreement, on January 26, 2007, we increased the principal amount of the IVG Note by $580,000 to $1,080,000. On February 26, 2007, we repaid $500,000 of the IVG Note. Unless requested by us, we will have no obligation to purchase any cellular carrier connection contracts listed in the Asset Purchase Agreement and not assigned to us by February 28, 2007.

OFF-BALANCE SHEET CAPITAL RESOURCES
         Due to the payment terms of the carriers requiring in excess of 90 days from the date of billing or sale, we utilize factoring facilities offered by our aggregators. This factoring feature allows for payment of 70% of the prior month's billings 15-20 days after the end of the month. For this feature, we pay an additional fee of 2.5% - 5% of the amount factored. For the year ended December 31, 2006, the gross amount of invoices subject to factoring totals approximately $19,832,000. The total factored amount of these invoices equals approximately $14,823,000. As of December 31, 2006, we had reserves of approximately $2,727,000 against these factored amounts. This factoring facility is offered to us on a recourse basis. Our gross sales for each month are reported net of any of these factoring fees. We are currently evaluating the best use of our cash assets relating to our factoring facility or to alternative uses of cash, such as enhancing our infrastructure and making selective acquisitions.

         We have operating leases with future minimum lease payments of $298,000 in 2007 and $188,000 in 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our consolidated financial statements.

         In June 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES --AN INTERPRETATION OF FASB STATEMENT NO. 109 , which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME Taxes. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financials statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. Under the Interpretation, the financial statements must reflect expected future tax consequences of these positions presuming the taxing authorities' full knowledge of the position and all relevant facts. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt this provision in the first quarter of 2007 and are currently evaluating the impact of this provision on our consolidated financial position, results of operations and cash flows.

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS, or SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will be required to adopt the provisions of SAB No. 108 in our fiscal year 2006. We do not believe the adoption of SAB No. 108 will have a material impact on our consolidated financial position, results of operations or cash flows.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         We currently have limited or no financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. In the future, we may enter into transactions in other currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive.

RISK FACTORS

     INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE PURCHASING OUR COMMON STOCK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF, OR THAT WE CURRENTLY DEEM IMMATERIAL, ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT US. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE SOME OR ALL OF THE MONEY YOU PAID TO PURCHASE OUR COMMON STOCK.

RISKS RELATING TO OUR BUSINESS.

     WE HAVE A LIMITED OPERATING HISTORY IN AN EMERGING MARKET, WHICH MAY MAKE IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS. We were incorporated in March 2005 and immediately began offering entertainment products and services directly to consumers through our acquisition of RingtoneChannel. These services and products are billed through wireless carriers to their subscribers. Accordingly, we have a limited history of generating revenues, and the future revenue and income potential of our business is uncertain. As a result of our short operating history in the emerging mobile entertainment industry, we have limited financial data that you can use to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

     o maintain our current and develop new wireless carrier and billing aggregator relationships upon which our business currently depends;

     o    respond effectively to competitive pressures;

     o    increase brand awareness and consumer recognition;

     o    attract and retain qualified management and employees;

     o    continue to source or develop premium content for distribution;

     o    continue to upgrade our technology;

     o    continue to upgrade our information processing systems;

     o continue to develop and source high-quality mobile content that achieves significant market acceptance;

     o maintain and grow our off-deck distribution, including through our web sites and third-party direct-to-consumer distributors; and

     o    execute our business and marketing strategies successfully.

     If we are unable to address these risks, our operating results may not meet the expectations of investors, which would likely cause the price of our common stock to decline.

     OUR BUSINESS CURRENTLY RELIES ON WIRELESS CARRIERS AND AGGREGATORS TO FACILITATE BILLING AND COLLECTIONS IN CONNECTION WITH OUR ENTERTAINMENT PRODUCTS SOLD AND SERVICES RENDERED, AND THE LOSS OF, OR A MATERIAL CHANGE IN, ANY OF THESE RELATIONSHIPS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. We currently generate, and we expect to continue to generate, the majority of our revenues from the sale of our products and services directly to consumers which are billed through wireless aggregators and carriers. For the fiscal year ended December 31, 2006, we billed approximately 34% of our revenues through our aggregator Mobile Messenger and 60% of our revenues through aggregation services provided by Goldpocket Wireless. In 2005, we billed approximately 78% of our revenues from a partnership with Buongiorno USA and approximately 22% of our revenues through our aggregator Mobile Messenger. We expect that we will continue to generate a significant portion of our revenues through a limited number of aggregators for the foreseeable future, although these aggregators may vary from period to period.

     Our aggregator agreements are not exclusive and generally have a limited term of one or two years with evergreen or automatic renewal provisions upon expiration of the initial term. These agreements set out the terms of our relationships with the carriers. In addition, any party can terminate these agreements early, and in some instances, without cause.

     Many  other   factors   outside  our  control   could  impair  our  carrier
relationships,  including a carrier's:

     o preference for or decision to provision delivery of our products and services to their customer base;

     o decision to offer its own competing entertainment applications, products and services;

     o decision to offer similar entertainment applications, products and services to its subscribers for free;

     o network encountering technical problems that disrupt the delivery of or billing for our applications; or

     o decision to increase the fees it charges to market and distribute our applications, thereby increasing its own revenue and decreasing our share of revenue.

     If one or more of these wireless carriers decides not to offer off-deck applications we may be unable to replace the revenue source with an acceptable alternative, causing us to lose access to the subscribers covered by that wireless carrier, which could materially harm our business, operating results and financial condition.

     WE MAY NEED ADDITIONAL FUNDING TO SUPPORT OUR OPERATIONS AND CAPITAL EXPENDITURES, WHICH MAY NOT BE AVAILABLE TO US AND WHICH LACK OF AVAILABILITY COULD ADVERSELY AFFECT OUR BUSINESS. We expect we may need additional capital to continue to expand our operations, and to make strategic or necessary product or business acquisitions. As part of our planned growth and expansion, we will be required to make expenditures necessary to expand and improve our operating and management infrastructure. We also plan to invest more heavily in research and development of new products and services. In addition, we may need additional funds to pursue business opportunities (such as acquisitions of complementary businesses), to react to unforeseen difficulties or to respond to competitive pressures.

     If our capital resources are insufficient, we will need to raise additional funds. While we will continue to seek out additional debt and equity financing, we currently have no committed sources of additional capital, and there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy. This limitation could substantially harm our business, results of operations and financial condition.

     WE HAVE A LIMITED OPERATING HISTORY AND THERE CAN BE NO ASSURANCE THAT WE WILL MAINTAIN PROFITABILITY. We have a limited operating history and we cannot guarantee that we will remain profitable. Even if we sustain profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

     THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN WE DO. The development, distribution and sale of wireless entertainment applications is a highly competitive business. We compete primarily on the basis of marketing acquisition cost, brand awareness, and carrier and distribution breadth. We also compete for experienced and talented employees.

     Currently, we consider our primary competitors to be Jamster, Buongiorno, Flycell, Thumbplay and Dada Mobile. In the future, likely competitors may include other major media companies, traditional video game publishers, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. Wireless carriers may also decide to develop and distribute their own similar wireless entertainment applications, products and services and as such they might refuse to distribute some or all of our applications or may deny us access to all or part of their networks.

     Some of our competitors' advantages over us include the following:

     o    substantially greater revenues and financial resources;

     o    stronger brand names and consumer recognition;

     o the capacity to leverage their marketing expenditures across a broader portfolio of wireless and non-wireless products;

     o    pre-existing relationships with brand holders;

     o    more resources to make acquisitions; and

     o    broader geographic presence.

     If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business.

     OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP NEW APPLICATIONS PRODUCTS AND SERVICES THAT OUR CUSTOMERS WILL CONTINUE TO BUY. Our success depends on providing applications, products and services that offer our customers a high-quality entertainment experience. We must continue to invest significant resources in research and development to enhance our offering of wireless applications and introduce new applications that our customers will continue to buy. Our operating results would suffer if our applications are not responsive to the preferences of our customers or are not effectively brought to market.

     The planned timing or introduction of new applications is subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution, carrier approval, or other problems could delay or prevent the introduction of new applications, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our applications is introduced with defects, errors or failures, we could experience decreased sales, loss of customers and damage to our reputation and brand. In addition, new applications may not achieve sufficient market acceptance to offset the costs of development. Our success depends, in part, on unpredictable and volatile factors beyond our control, including customer preferences, competing applications and the availability of other entertainment activities. A shift in mobile phone usage or the entertainment preferences of our customers could cause a decline in our applications' popularity that could materially reduce our revenues and harm our business.

     We continuously develop and introduce new applications for use on next-generation mobile phones. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new mobile phone model. New mobile phone models for which we are developing applications may be delayed, may not be commercially successful, may have a shorter life cycle than anticipated or may not be adequately promoted by wireless carriers or the mobile phone manufacturer. If the mobile phone models for which we are developing applications are not released when expected or do not achieve broad market penetration, our potential revenues will be limited and our business will suffer.

     WE DEPEND ON A LIMITED NUMBER OF APPLICATIONS, PRODUCTS AND SERVICES FOR A SIGNIFICANT PORTION OF OUR REVENUE. We derive a significant portion of our revenue from a limited number of applications. In fiscal 2005 and 2006, we generated approximately 67% and 26%, respectively, of our revenue from our Ringtone application and approximately 33% and 70%, respectively of our revenue from our Trivia applications. We expect to continue to derive a substantial portion of our revenues from Ringtone and Trivia applications and a limited number of other applications in the foreseeable future. Due to this dependence on a limited number of applications, the failure to achieve anticipated results with any one of these key applications may harm our business. Additionally, if we cannot develop new applications that are as successful as our Trivia application, our future revenues could be limited and our business will suffer.

     WE RELY ON INDEPENDENT THIRD PARTIES FOR THE DEVELOPMENT OF MANY OF OUR APPLICATIONS, PRODUCTS AND SERVICES. We rely on independent third-party developers to develop many of our entertainment applications, products and services, which subjects us to the following risks:

     o key developers who worked for us in the past may choose to work for our competitors;

     o developers currently under contract may try to renegotiate our agreements with them on terms less favorable to us; and

     o our developers may be unable or unwilling to allocate sufficient resources to complete our applications on a timely or satisfactory basis or at all.

     If our developers terminate their relationships with us or negotiate agreements with terms less favorable to us, we would have to increase our internal development staff, which would be a time consuming and potentially costly process. If we are unable to increase our internal development staff in a cost-effective manner or if our current internal development staff fails to create successful applications, our earnings could be materially diminished.

     WE FACE CHALLENGES IN MANAGING THE RAPID GROWTH OF OUR BUSINESS. We have experienced, and continue to experience, rapid growth in our business. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. To manage our growth effectively, we must continue to improve and enhance our operational, financial and management controls in order to maintain efficiency and innovation in our growing organization. We must also enhance our reporting systems and procedures to ensure timely and accurate periodic public disclosure of our operations and we will need to hire additional personnel. These systems enhancements and improvements will require significant expenditures and allocation of valuable management resources. If we fail to maintain the efficiency of our organization as it grows, our profit margins will decline and our earnings could be materially diminished.

     We plan to expand our technology, sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

     o    expand our systems effectively or efficiently or in a timely manner;

     o    allocate our human resources optimally;

     o    meet our capital needs;

     o    identify and hire qualified employees or retain valued employees; or

     o incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

     Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

     WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS. We rely in part on trade secret, unfair competition, trade dress and trademark law to protect our rights to certain aspects of our product offerings, including our software technologies, domain names and recognized trademarks, all of which we believe are important to the success of our products and our competitive position. There can be no assurance that any of our trademark applications will result in the issuance of a registered trademark, or that any trademark granted will be effective in thwarting competition or be held valid if subsequently challenged. In addition, there can be no assurance that the actions taken by us to protect our proprietary rights will be adequate to prevent imitation of our products, that our proprietary information will not become known to competitors, that we can meaningfully protect our rights to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on our intellectual property rights. We could be required to devote substantial resources to enforce and protect our intellectual property, which could divert our resources and result in increased expenses. In addition, an adverse determination in litigation could subject us to the loss of our rights to particular intellectual property, could require us to grant licenses to third parties, could prevent us from selling or using certain aspects of our products or could subject us to substantial liability, any of which could harm our business.

     WE MAY BECOME SUBJECT TO LITIGATION FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. Others may initiate claims against us for infringing on their intellectual property rights. We may be subject to costly litigation relating to such infringement claims and we may be required to pay compensatory and punitive damages or license fees if we settle or are found culpable in such litigation. In addition, we may be precluded from offering products that rely on intellectual property that is found to have been infringed by us. We also may be required to cease offering the affected products while a determination as to infringement is considered. These developments could cause a decrease in our operating income and reduce our available cash flow, which could harm our business and cause our stock price to decline.

     IF WE FAIL TO DELIVER OUR APPLICATIONS TO CORRESPOND WITH THE COMMERCIAL INTRODUCTION OF NEW MOBILE PHONE MODELS, OUR SALES MAY SUFFER. Our business is tied, in part, to the commercial introduction of new mobile phone models with enhanced features, including color screens and greater processing power. Many new mobile phone models are released in the final quarter of the year to coincide with the holiday shopping season. We cannot control the timing of these mobile phone launches. Some of our customers download our applications soon after they purchase their new mobile phones in order to experience the new features of those phones. If we miss the opportunity to sell applications when our customers upgrade to a new mobile phone due to application launch delays, our sales may suffer. In addition, if we miss the key holiday selling period, either because the introduction of a new mobile phone model is delayed or we do not successfully deploy our applications in time for the holiday selling season, our sales may suffer.

     OUR BUSINESS AND GROWTH MAY SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL WHO ARE IN HIGH DEMAND. We depend on the continued contributions of our senior management and other key personnel, many of whom may be difficult to replace. The loss of the services of any of our executive officers or other key employees could harm our business. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. Qualified individuals are in high demand, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

     Many of our senior management personnel and other key employees have become, or will soon become, substantially vested in their initial stock option grants. Employees may be more likely to leave us if their owned shares or the shares underlying their options have significantly appreciated in value relative to the original purchase price of the shares or the option exercise price.

     OUR SENIOR MANAGEMENT'S LIMITED EXPERIENCE MANAGING A PUBLICLY TRADED COMPANY MAY DIVERT MANAGEMENT'S ATTENTION FROM OPERATIONS AND HARM OUR BUSINESS. Our management team has relatively limited recent experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

     SYSTEM OR NETWORK FAILURES COULD REDUCE OUR SALES, INCREASE COSTS OR RESULT IN A LOSS OF CUSTOMERS. Any disruption to the carriers' or our services, billing systems, information systems or communications networks could result in the inability of our customers to download our applications. If any of these systems fail, there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, our customers may be unable to access our applications. Any disruption to the carriers' or our systems could cause us to lose customers or revenue or incur substantial repair costs and distract management from operating our business.

     THE ACQUISITION OF OTHER COMPANIES, BUSINESSES OR TECHNOLOGIES COULD RESULT IN OPERATING DIFFICULTIES, DILUTION AND OTHER HARMFUL CONSEQUENCES. We may selectively pursue strategic acquisitions, any of which could be material to our business, operating results and financial condition. Future acquisitions could divert management's time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures associated with integrating employees from the acquired company into our organization and integrating each company's accounting, management information, human resources and other administrative systems to permit effective management. Foreign acquisitions might involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

     The anticipated benefits of our future acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

     EXPANSION INTO INTERNATIONAL MARKETS IS A COMPONENT OF LONG-TERM STRATEGY, AND OUR LIMITED EXPERIENCE IN THE OPERATION OF OUR INTERNATIONAL BUSINESSES MAY BE A RISK TO OUR SUCCESS. An element of our business strategy is international expansion. Risks associated with growing our international business include:

     o    challenges caused by distance, language and cultural differences;

     o multiple, conflicting and changing laws and regulations, including difficulties enforcing intellectual property rights;

     o foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

     o    political and economic instability;

     o    higher costs associated with doing business internationally;

     o    restrictions on the export or import of technology;

     o    difficulties in staffing and managing international operations;

     o    variations in tariffs, quotas, taxes and other market barriers; and

     o greater fluctuations in sales to customers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable.

     These risks could harm our international expansion efforts, which could in turn materially and adversely affect our business, operating results and financial condition.

     WE FACE RISKS ASSOCIATED WITH CURRENCY EXCHANGE RATE FLUCTUATIONS. Although we currently transact business primarily in U.S. dollars, a larger portion of our revenues may be denominated in foreign currencies if we expand our international operations. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies may impact our revenue, cost of revenue and operating margin and result in foreign currency translation gains and losses. Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own.

     CHANGES TO FINANCIAL ACCOUNTING OR OTHER STANDARDS MAY AFFECT OUR OPERATING RESULTS AND CAUSE US TO CHANGE OUR BUSINESS PRACTICES. We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission (the "SEC"), the Public Company Accounting Oversight Board and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

     For example, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities are considering additional regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. In December 2004, the FASB issued SFAS No. 123(R), which requires that grants of employee stock options are recognized on the income statement based on their fair values. In addition, regulations implemented by the Nasdaq National Market generally require stockholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

     IF WE ARE NOT ABLE TO RESPOND TO THE ADOPTION OF TECHNOLOGICAL INNOVATION IN OUR INDUSTRY AND CHANGES IN CONSUMER DEMAND, OUR PRODUCTS WILL CEASE TO BE COMPETITIVE, WHICH COULD RESULT IN A DECREASE IN REVENUE AND HARM OUR BUSINESS. Our future success will depend, in part, on our ability to keep up with changes in consumer tastes and our continued ability to differentiate our products through implementation of new technologies. We may not, however, be able to successfully do so, and our competitors may be able to implement new technologies at a much lower cost. These types of developments could render our products less competitive and possibly eliminate any differentiating advantage that we might hold at the present time.

     OUR FINANCIAL RESULTS COULD VARY SIGNIFICANTLY FROM QUARTER TO QUARTER AND ARE DIFFICULT TO PREDICT. Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Products and carrier relationships may represent meaningful portions of our revenues and net income in any quarter. We may incur significant or unanticipated expenses when licenses are renewed. In addition, any payments due to us from carriers may be delayed because of changes or issues with those carriers' processes.

     In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

     o the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;

     o changes in pricing policies by us, our competitors or our carriers and other distributors;

     o changes in the mix of original and licensed content, which have varying gross margins;

     o    the timing of successful mobile handset launches;

     o fluctuations in the size and rate of growth of overall consumer demand for mobile related content;

     o strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

     o charges related to our acquisition of certain assets of Mobliss, and other acquisitions;

     o    accounting rules governing recognition of revenue;

     o the timing of compensation expense associated with equity compensation grants; and

     o decisions by us to incur additional expenses, such as increases in marketing or research and development.

     As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Failure to meet market expectations would likely result in decreases in the trading price of our common stock.

RISKS RELATING TO OUR INDUSTRY

     WIRELESS COMMUNICATIONS TECHNOLOGY IS CHANGING RAPIDLY, AND WE MAY NOT BE SUCCESSFUL IN WORKING WITH THESE NEW TECHNOLOGIES. Wireless network and mobile phone technologies are undergoing rapid innovation. New mobile phones with more advanced processors and supporting advanced programming languages continue to be introduced in the market. We have no control over the demand for, or success of, these products. However, if we fail to anticipate and adapt to these and other technological changes, our market share and our operating results may suffer. Our future success will depend on our ability to adapt to rapidly changing technologies, develop applications to accommodate evolving industry standards and improve the performance and reliability of our applications. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our entertainment applications.

     The markets for our applications, products and services are also characterized by frequent new mobile phone model introductions and shortening mobile phone model life cycles. The development of new, technologically advanced applications to match the advancements in mobile phone technology is a complex process requiring significant research and development expense, as well as the accurate anticipation of technological and market trends. As the life cycle of mobile phone models and other wireless devices shortens, we will be required to develop and adapt our existing applications and create new applications more quickly. These efforts may not be successful. Any failure or delay in anticipating technological advances or developing and marketing new applications that respond to any significant change in technology or customer demand could limit the available channels for our applications and limit or reduce our sales.

     OUR SUCCESS DEPENDS ON THE CONTINUING ADOPTION OF ENTERTAINMENT APPLICATIONS BY WIRELESS SUBSCRIBERS. We operate in a developing industry. Currently, only a limited number of wireless subscribers download entertainment applications, products and services to their mobile phones. Our success depends on growth in the number of wireless subscribers who use their mobile phones to access data services and, in particular, entertainment applications, products and services. If this market does not continue to grow or we are unable to acquire new customers, our business growth, operating results and financial condition could be materially and adversely affected.

     ACTUAL OR PERCEIVED SECURITY VULNERABILITIES IN MOBILE PHONES COULD ADVERSELY AFFECT OUR REVENUES. Maintaining the security of mobile phones and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that may attack wireless networks and mobile phones. Recently, security experts identified what appears to be the first computer "worm" program targeted specifically at mobile phones. The worm, entitled "Cabir," targets mobile phones running the Symbian(R) operating system. While the "Cabir" worm has not been widely released and presents little immediate risk to our business, we believe future threats could lead some customers to seek to return our applications, reduce or delay future purchases or reduce or delay the use of their mobile phones. Wireless carriers and mobile phone manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new mobile phone models. Any of these activities could adversely affect our revenues.

     CHANGES IN GOVERNMENT REGULATION OF THE MEDIA AND WIRELESS COMMUNICATIONS INDUSTRIES MAY ADVERSELY AFFECT OUR BUSINESS. It is possible that a number of laws and regulations may be adopted in the United States and elsewhere which could restrict the media and wireless communications industries, including laws and regulations relating to customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless carriers. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our applications.

     A DECLINE IN, OR LIMITATION ON, THE USE OF MOBILE PHONES WOULD NEGATIVELY IMPACT OUR BUSINESS. A number of public and private entities have begun to restrict the use of mobile phones on their premises. For example, many places of worship, restaurants, hospitals, medical offices, libraries, museums, concert halls and other private and public businesses restrict the use of mobile phones due to privacy concerns, the inconvenience caused by mobile phone users to other patrons and the disruption mobile phones may cause to other electronic equipment at these locations.

     Legislation has also been proposed in the U.S. Congress and by many states and municipalities to restrict or prohibit the use of mobile phones while driving motor vehicles. Some states and municipalities in the United States have already passed laws restricting the use of mobile phones while driving, and similar laws have been enacted in other countries. These laws and other potential laws prohibiting or restricting the use of mobile phones could reduce demand for mobile phones generally and, accordingly, the demand for our applications, which could reduce our ability to increase or maintain sales of our applications.

     A number of studies have examined the health effects of mobile phone use and the results of some of the studies have been interpreted as evidence that mobile phone use causes adverse health effects. The establishment of a link between the use of mobile phone services and health problems, and any media reports suggesting such a link, could reduce demand for mobile phones and, accordingly, the demand for our applications.

     OUR BUSINESS DEPENDS ON THE GROWTH AND MAINTENANCE OF WIRELESS COMMUNICATIONS INFRASTRUCTURE. Our success will depend on the continued growth and maintenance of wireless communications infrastructure in the United States and around the world. This includes deployment and maintenance of reliable next-generation digital networks with the necessary speed, data capacity and security for providing reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of customers continues to increase, or if existing or future customers increase their bandwidth requirements. In addition, viruses, worms and similar break-ins and disruptions from illicit code or unauthorized tampering may harm the performance of wireless communications. If a well-publicized breach of security were to occur, general mobile phone usage could decline, which could reduce the demand for and use of our applications. Wireless communications experience a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our applications successfully.

RISKS RELATING TO OUR COMMON STOCK

     THE LIQUIDITY OF OUR COMMON STOCK WILL BE AFFECTED BY ITS LIMITED TRADING MARKET. Bid and ask prices for shares of our common stock are quoted on the OTC Bulletin Board under the symbol MPNC. We expect to continue to have our shares quoted under that symbol until we change our name. There is currently no broadly followed, established trading market for our common stock. While we are hopeful that following the Exchange, we will command the interest of a greater number of investors, an established trading market for our shares of common stock may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our common stock. As a result of the lack of trading activity, the quoted price for our common stock on the OTCBB is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

     IF AND WHEN A TRADING MARKET FOR OUR COMMON STOCK DEVELOPS, THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS, AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR ABOVE THE OFFERING PRICE. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including announcements of new products or services by our competitors. In addition, the market price of our common stock could be subject to wide fluctuations in response to a variety of factors, including:

     o    quarterly variations in our revenues and operating expenses;

     o developments in the financial markets, and the worldwide or regional economies;

     o announcements of innovations or new products or services by us or our competitors;

     o    fluctuations in merchant credit card interest rates;

     o significant sales of our common stock or other securities in the open market; and

     o    changes in accounting principles.

     In the past, stockholders have often instituted securities class action litigation after periods of volatility in the market price of a company's securities. If a stockholder were to file any such class action suit against us, we would incur substantial legal fees and our management's attention and resources would be diverted from operating our business to respond to the litigation, which could harm our business.

     SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL. Upon the effectiveness of any registration statement that we may file with respect to the resale of shares held by certain stockholders, a significant number of our shares of common stock may become eligible for sale. Sales of a significant number of shares of our common stock in the open market could harm the market price of our common stock. A reduced market price for our shares could make it more difficult to raise funds through future offering of common stock.

     Moreover, as additional shares of our common stock become available for resale in the open market (including shares issued upon the exercise of our outstanding warrants), the supply of our publicly traded shares will increase, which could decrease its price.

     Some of our shares may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market shares up to an amount equal to 1% of the outstanding shares.

     THE SALE OF SECURITIES BY US IN ANY EQUITY OR DEBT FINANCING COULD RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS AND HAVE A MATERIAL ADVERSE EFFECT ON OUR EARNINGS. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders' stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

     IF SECURITIES OR INDUSTRY ANALYSTS DO NOT PUBLISH RESEARCH OR REPORTS ABOUT OUR BUSINESS, OR IF THEY DOWNGRADE THEIR RECOMMENDATIONS REGARDING OUR COMMON STOCK, OUR STOCK PRICE AND TRADING VOLUME COULD DECLINE. The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

     THE TRADING OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD AND THE POTENTIAL DESIGNATION OF OUR COMMON STOCK AS A "PENNY STOCK" COULD IMPACT THE TRADING MARKET FOR OUR COMMON STOCK. Our securities, as traded on the OTCBB, may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefore.

     In addition, the SEC has adopted a number of rules to regulate "penny stock" that restrict transactions involving these securities. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. "Penny stocks" generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Because our securities may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities.

     Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

     IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MIGHT NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR PREVENT FRAUD; IN THAT CASE, OUR STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM OUR BUSINESS AND COULD NEGATIVELY IMPACT THE PRICE OF OUR STOCK. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm attest to our evaluation beginning with our Annual Report on Form 10-KSB for the year ending December 31, 2007. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or reportable condition, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price.

     NEW MOTION HAS NOT PAID DIVIDENDS IN THE PAST AND WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE, AND ANY RETURN ON INVESTMENT MAY BE LIMITED TO POTENTIAL FUTURE APPRECIATION ON THE VALUE OF OUR COMMON STOCK. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

     OUR OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS CAN EXERT SIGNIFICANT INFLUENCE OVER US AND MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTERESTS OF ALL STOCKHOLDERS. Collectively, our officers, directors and principal stockholders (greater than 5% stockholders) beneficially own approximately 90% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

     ANTI-TAKEOVER PROVISIONS MAY LIMIT THE ABILITY OF ANOTHER PARTY TO ACQUIRE US, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE. Our restated certificate of incorporation, as amended, our bylaws and Delaware law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

     MAINTAINING AND IMPROVING OUR FINANCIAL CONTROLS AND THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES, DIVERT MANAGEMENT'S ATTENTION AND AFFECT OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED MEMBERS FOR OUR BOARD OF DIRECTORS. As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. For example, we depend on the reports of wireless carriers for information regarding the amount of sales of our games and related applications and to determine the amount of royalties we owe branded content licensors and the amount of our revenues. These reports may not be timely, and in the past they have contained, and in the future they may contain, errors.

     In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management's attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs.

                          ITEM 7. FINANCIAL STATEMENTS

                         NEW MOTION, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006


                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheet                                                  F-2

Consolidated Statements of Income                                           F-3

Consolidated Statement of Stockholders' Equity                              F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to the Consolidated Financial Statements                       F-6 - F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of New Motion, Inc.

We have audited the accompanying consolidated balance sheet of New Motion, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. THE COMPANY IS NOT REQUIRED TO HAVE, NOR WERE WE ENGAGED TO PERFORM, AN AUDIT OF ITS INTERNAL CONTROL OVER FINANCIAL REPORTING. OUR AUDIT INCLUDED CONSIDERATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING AS A BASIS FOR DESIGNING AUDIT PROCEDURES THAT ARE APPROPRIATE IN THE CIRCUMSTANCES, BUT NOT FOR THE PURPOSE OF EXPRESSING AN OPINION ON THE EFFECTIVENESS OF THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING. ACCORDINGLY WE EXPRESS NO SUCH OPINION. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Motion, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


        /S/ WINDES & MCCLAUGHRY
-------------------------------------------
Windes & McClaughry Accountancy Corporation

Irvine, California
March 30, 2007

                         NEW MOTION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                    DECEMBER 31,
                                                                        2006
                                                                    ------------
                              ASSETS

CURRENT ASSETS
Cash ............................................................   $        544
Accounts receivable, net of allowance for doubtful
  accounts of $1,263 ............................................          3,527
Prepaid income taxes ............................................            578
Prepaid expenses and other ......................................            167
Deferred income taxes ...........................................            149
                                                                    ------------
                                                                           4,965
                                                                    ------------

PROPERTY AND EQUIPMENT ..........................................            146
                                                                    ------------

OTHER ASSETS
Acquisition costs ...............................................            336
Deposits and other assets .......................................             47
                                                                    ------------
                                                                             383
                                                                    ------------

TOTAL ASSETS ....................................................   $      5,494
                                                                    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable ................................................   $      2,870
Accrued expenses ................................................            837
Deferred income taxes ...........................................            564
                                                                    ------------
                                                                           4,271
                                                                    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01, 75,000,000 authorized,
     7,263,688 issued and outstanding ...........................             73
Additional paid-in capital ......................................             84
Retained earnings ...............................................          1,066
                                                                    ------------
                                                                           1,223
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $      5,494
                                                                    ============


The accompanying notes are an integral part of these consolidated statements.

                         NEW MOTION, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
               (in thousands, except share and per share amounts)



                                                          2005           2006
                                                       ----------     ----------
NET SALES ........................................     $    5,867     $   18,721

COST OF SALES ....................................            267            597
                                                       ----------     ----------

GROSS PROFIT .....................................          5,600         18,124
                                                       ----------     ----------

EXPENSES
   Selling and marketing .........................          3,618         11,971
   General and administrative ....................          1,289          4,679
                                                       ----------     ----------
                                                            4,907         16,650
                                                       ----------     ----------

INCOME FROM OPERATIONS ...........................            693          1,474
                                                       ----------     ----------

OTHER EXPENSE (INCOME)
   Other expense, net ............................             27             75
   Interest expense ..............................              9             14
                                                       ----------     ----------
                                                               36             89
                                                       ----------     ----------
INCOME BEFORE PROVISION FOR INCOME TAXES .........            657          1,385

PROVISION FOR INCOME TAXES .......................            270            708
                                                       ----------     ----------

NET INCOME .......................................     $      387     $      677
                                                       ==========     ==========

NET INCOME PER SHARE:

Basic ............................................     $     0.05     $     0.09
                                                       ==========     ==========
Diluted ..........................................     $     0.05     $     0.09
                                                       ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic ............................................      7,263,688      7,263,688
                                                       ==========     ==========
Diluted ..........................................      7,263,688      7,263,688
                                                       ==========     ==========


The accompanying notes are an integral part of these consolidated statements.

                         NEW MOTION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 1, 2005 TO DECEMBER 31, 2006
                      (in thousands, except share amounts)

                                        COMMON STOCK       ADDITIONAL
                                   ---------------------    PAID IN      RETAINED
                                     SHARES      AMOUNT     CAPITAL      EARNINGS     TOTAL
                                   ---------   ---------   ---------    ---------   ---------
BALANCE AT JANUARY 1, 2005 .....   7,263,688   $    --     $    --      $       2   $       2

RETROACTIVE SHARE CONVERSION
(NOTE 4) .......................        --            68         (68)        --          --

RECAPITALIZATION OF NEW
MOTION, INC. (NOTE 4) ..........        --             5           5         --            10

NET INCOME .....................        --          --          --            387          387
                                   ---------   ---------   ---------    ---------   ---------

BALANCE AT DECEMBER 31, 2005 ...   7,263,688          73         (63)         389         399

STOCK-BASED COMPENSATION EXPENSE        --          --           147         --           147

NET INCOME .....................        --          --          --            677         677
                                   ---------   ---------   ---------    ---------   ---------

BALANCE AT DECEMBER 31, 2006 ...   7,263,688   $      73   $      84    $   1,066   $   1,223
                                   =========   =========   =========    =========   =========


The accompanying notes are an integral part of these consolidated statements.

                         NEW MOTION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                                 (in thousands)



                                                               2005       2006
                                                             -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ................................................  $   387    $   677
Adjustments to reconcile net income
   to net cash from operating activities:
Allowance for doubtful accounts ...........................    1,035        228
Depreciation and amortization .............................        9         25
Stock-based compensation expense ..........................     --          147
Deferred income taxes .....................................      232        183

Changes in operating assets and liabilities:
Accounts receivable .......................................   (2,378)    (2,388)
Prepaid income taxes ......................................     --         (578)
Prepaid expenses ..........................................      (43)      (124)
Deposits and other assets .................................      (42)        (5)
Accounts payable ..........................................    1,028      2,129
Accrued expenses ..........................................      198        637
                                                             -------    -------
Net Cash Provided By Operating Activities .................      426        931
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for subsequent event Mobliss transaction .....     --         (123)
Purchase of property and equipment ........................     (103)       (77)
                                                             -------    -------

Net Cash Used In Investing Activities .....................     (103)      (200)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from recapitalization ............................       10       --
Borrowings from short-term notes payable to related parties      355       --
Expenditures for subsequent event equity financing ........     --         (213)
Repayment of short-term notes payable to related parties ..     (341)      (324)
                                                             -------    -------

Net Cash Provided By (Used In) Financing Activities .......       24       (537)
                                                             -------    -------
NET CHANGE IN CASH ........................................      347        194

CASH AT BEGINNING OF PERIOD ...............................        3        350
                                                             -------    -------
CASH AT END OF PERIOD .....................................  $   350    $   544
                                                             =======    =======


The accompanying notes are an integral part of these consolidated statements.

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         New Motion, Inc. (the "Company" or "New Motion") is a privately held digital entertainment company headquartered in Irvine, California. The Company provides a wide range of digital entertainment products and services, using the power of the Internet, the latest in mobile technology, and traditional marketing / advertising methodologies in its three product lines:
MobileSidewalk(TM), RingtoneChannel and Bid4Prizes. MobileSidewalk(TM) is one of the largest U.S. based mobile entertainment companies, RingtoneChannel is a mobile storefront provider, and Bid4Prizes is a low-bid mobile auction game. In 2004 the Company began to sell ringtones internationally and then launched its first ringtone subscription service in the USA in February 2005. In August 2005, the Company launched its first successful text message campaign incorporating music trivia. In March of 2006, the Company partnered with Goldpocket Wireless to enhance the proficiency and performance of its mobile service offering. The Company manages its business under one entity.

HISTORY

         RingtoneChannel Pty Limited, an Australian developer and aggregator of ringtones ("RingtoneChannel"), was incorporated on February 23, 2004 and was acquired by BroadSpring, Inc., a Delaware corporation ("Broadspring"), in June 2004 as a wholly-owned subsidiary to explore mobile opportunities in the United States market. In March 2005, Broadspring stockholders formed New Motion, a Delaware corporation with common ownership with Broadspring, with the intent of exploring mobile opportunities in the USA and the eventual possibility of transferring the mobile business out of Broadspring. Beginning June 2005, RingtoneChannel continued operations as a legal subsidiary of New Motion. This transition was deemed a continuation of an existing business controlled by common ownership and the historical operating results of RingtoneChannel from its inception in February 2004 to the date of the recapitalization (see Note 4) are therefore included in the financial statements of New Motion. All expenditures by BroadSpring on behalf of RingtoneChannel during the period in which it was a subsidiary of BroadSpring were recorded in the historical operating results of RingtoneChannel and thus were included in the financial statements of the combined New Motion-Ringtone Channel entity. The assets and liabilities of RingtoneChannel were recorded at their historical cost basis at that time of the recapitalization and not marked to fair value by either BroadSpring or New Motion.

         On January 31, 2007, the Company entered into an exchange agreement with MPLC, Inc. a Delaware corporation ("MPLC"), and Trinad Capital Master Fund, Ltd. The closing, ("Closing") of the transaction occurred on February 12, 2007. At the Closing, MPLC acquired all of the outstanding shares of the capital stock of the Company's stock. Accordingly, for accounting purposes, the acquisition was treated as a "reverse acquisition" and the Company is the "accounting acquiror." Therefore, the transaction is accounted for as a recapitalization of the Company and recorded based on MPLC's net tangible assets acquired by the Company. No goodwill or other intangible assets is to be recorded. Effective at Closing, MPLC changed its fiscal year end to December 31. Since the Company is the surviving entity, the financial statements and other data to be reported in MPLC's Form 10-KSB for the year ended December 31, 2006 reflects the Company's historical results of operations prior to these transactions.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of RingtoneChannel from its inception in February 2004 and the accounts of New Motion from its inception in March 2005. All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company has focused its efforts on the high-growth opportunities in the United States market with less focus on the international market that was historically Ringtone Channel's business. As such, by September 2006, the operations of RingtoneChannel were essentially blended into the operations of New Motion and the Company began the process for the eventual dissolution of the RingtoneChannel legal entity.

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the recognition of revenue and related chargebacks and other credits, realizability of accounts receivable, recoverability of long-lived assets, valuation of stock options and deferred taxes. Actual results could materially differ from those estimates.

RISKS AND UNCERTAINTIES

         The Company operates in industries that are subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an operating business, including the potential risk of business failure.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of current assets and liabilities are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the fair value of its convertible short-term notes payable to related parties cannot be estimated as these transactions can not be considered to be arm's length transactions. These balances are carried at historical value. The Company determined that it was not necessary to separately value the conversion feature within the note agreements (See Note 3).

FOREIGN CURRENCY RISK

         The Company has conducted a small amount of sales activity in Australia which is collected by our billing partner in Australian currency and remitted to the Company in the U.S. In addition, the Company's subsidiary in Australia conducts its business in its local currency. The Company has experienced insignificant foreign exchange gains and losses to date without engaging in any hedging activities.

         The Company's foreign operations' functional currency is the applicable local currency. Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are reflected in the statement of operations.

CONCENTRATION OF CREDIT RISK

         Financial instruments that subject the Company to credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances in bank deposit accounts that, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company places its cash with high quality financial institutions and limits the amount of credit exposure to any one institution. At December 31, 2006 the Company had approximately $400,000 in excess of federally insured limits. The Company has not experienced any losses in such accounts. The Company extends credit to its customers, all on an unsecured basis, after performing certain credit analysis. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts for potential credit losses.

         The Company is currently utilizing several billing partners in order to provide content and subsequent billings to its customers. These partner companies have not had long operating histories in the U.S. or operations with traditional business models. These companies face a greater business risk in the market place, due to a constant evolving business environment that stems from the infancy of the U.S. mobile content industry.

         The Company's sales were derived entirely from two customers for the year ended December 31, 2005 and from three customers for the year ended December 31, 2006. Approximately 99% of the Company's sales for the year ended December 31, 2005 and 2006 were within the United States.

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK (CONTINUED)

The following table reflects the concentration of sales with these customers:

                                              FOR THE YEAR ENDED
                                                 DECEMBER 31,
                                         ---------------------------
                                              2005          2006
                                         ---------------------------
         SIGNIFICANT CUSTOMERS:
         REVENUES
         Customer A                            22%         34%
         Customer B                            78%          6%
         Customer C                            - %         60%

         ACCOUNTS RECEIVABLE
         Customer A                            91%         18%
         Customer B                             9%         11%
         Customer C                            - %         70%

         For the year ended December 31, 2005, the Company's advertising and marketing expenses were concentrated with three vendors, each of which provided more than 10% of the total and collectively accounted for 58% of total selling and marketing expenses. For the year ended December 31, 2006, the Company's advertising and marketing expenses were concentrated with one vendor, who accounted for 54% of total selling and marketing expenses.

ACCOUNTS RECEIVABLE

         Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company makes estimates for future refunds, charge backs or credits, and provides for these probable uncollectible amounts through a credit to a valuation allowance and a reduction of recorded revenues in the period for which the sale occurs based on analyses of previous rates and trends, which have historically varied between 10% and 17% of gross revenue. This reserve is reconciled once a carrier remits total payment to the Company's aggregator, who subsequently remits payments to the Company, usually between 90-120 days after billing. Balances that are still outstanding and deemed uncollectible after management has performed this reconciliation are written off through a charge to the valuation allowance and a credit to trade accounts receivable. The Company has an arrangement with its aggregators that allows for the collection of 70% of the outstanding receivable from the aggregator within 30 days, instead of waiting the 90-120 days for the final carrier confirmation of the receivable. The Company believes that the reserve established against the accounts receivable balance is adequate to cover any credits and charge backs from the carrier and that the Company will not be required to repay any amounts to the aggregator.

PROPERTY AND EQUIPMENT

         The Company provides for depreciation using the straight-line method over the estimated useful lives of its property and equipment, ranging from three to five years. Repairs and maintenance expenditures that do not significantly add value to property and equipment, or prolong its life, are charged to expense, as incurred. Gains and losses on dispositions of property and equipment are included in the operating results of the related period.

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived   assets,   such  as  property  and  equipment   subject  to
amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of, if any, would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. For each of the periods reported herein, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

STOCK-BASED COMPENSATION

         The  Company  has  historically  utilized  the  fair  value  method  of recording stock-based compensation as contained in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended, whereby, compensation expense is measured at the grant dated based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. One such change was the elimination of the minimum value method, which under SFAS No. 123 permitted the use of zero volatility when performing Black-Scholes valuations. Under SFAS No. 123(R), companies are required to use expected volatilities derived from the historical volatility of the company's stock, implied volatilities from traded options on the company's stock and other factors. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature.

         The provisions of SFAS No. 123(R) were effective for and adopted by the Company as of January 1, 2006. As the Company was using the fair market value accounting for stock based compensation pursuant to SFAS No. 123, the adoption of SFAS No. 123(R) was made using the modified prospective method. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated under SFAS No. 123.

         Since the Company had previously recorded stock compensation expense under the fair value method prescribed by SFAS No. 123, the adoption of SFAS No. 123(R) did not have a significant impact on the Company's results of operations, income taxes or earnings per share.

         The Company estimates stock option forfeiture rates based on historical trends of its employees.

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

         The Company recognizes revenue from the sale or subscription of its applications to wireless subscribers under distribution agreements with wireless carriers and other distributors in the period in which the applications are purchased or over the period in which the applications are subscribed, assuming that: fees are fixed and determinable; we have no significant obligations remaining; and collection of the related receivable is reasonably assured. The Company makes estimates and creates reserves for future refunds, charge backs or credits in the period for which the sale occurs based on analyses of previous rates and trends, which have historically varied between 10% and 17% of gross revenue. This reserve is reconciled once a carrier remits total payment to the Company's aggregator, who subsequently remits payment usually 90-180 days after billing. Management reviews the revenue by carrier on a monthly basis and gross billings on a daily basis to identify unusual trends that could indicate operational, carrier or market issues which could lead to a material misstatement in any reporting period. Additionally, on a weekly basis, management monitors cash settlements made by carriers to the aggregators. The Company's policy is to record differences between recognized revenues and actual revenue in the next reporting period once the actual amounts are determined. To date, differences between estimates and ultimate reconciled revenues have not been significant.

         Revenue earned from certain aggregators may not be reasonably estimated. In these situations, the Company's policy is to recognize revenue upon the receipt of a carrier revenue report, which usually is received just prior to actual cash collection (i.e., on a cash basis). These revenue amounts are not significant.

         In accordance with Emerging Issues Task Force ("EITF") No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the Company recognizes as revenue the net amount the wireless carrier or distributor pays to the Company upon the sale of applications, net of any service or other fees earned and deducted by the wireless carrier or distributor. The Company has evaluated its wireless carrier and distributor agreements and has determined that it is not the principal when selling its applications through wireless carriers.

SOFTWARE DEVELOPMENT COSTS

         The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Costs incurred in the research and development of software products and enhancements to existing software products are expensed until the time when technological feasibility is established. Costs incurred from that point through the point the product is available for general release to customers are capitalized. Under the Company's current practice of developing new applications, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. As a result, to date, the Company has not capitalized any costs relating to its application development because the costs incurred after the establishment of technological feasibility of applications have not been significant.

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING AND MARKETING EXPENSE

         The Company expenses advertising and marketing costs as incurred. For the years ended December 31, 2005 and 2006, advertising and marketing expenses were $3,618,000 and 11,971,000, respectively.

INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company increased it valuation allowance as of December 31, 2006 to $27,000, from $0 as of December 31, 2005.

         The Company provides a valuation allowance against a portion of its deferred tax assets. In assessing the realization of deferred tax assets, management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate tax jurisdiction. A decrease in the Company's valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder's equity and could have a significant impact on earnings in future periods.

         The Company's estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that the Company estimated. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, "Loss Contingencies."

EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing reported earnings by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, of the potential issuance of additional shares of common stock as a result of the exercise or conversion of dilutive securities, using the treasury stock method. Potential dilutive securities for the Company include outstanding stock options, warrants and convertible debt.

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently in the process of evaluating the impact of this pronouncement on its financial statements.

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes --an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financials statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. Under the Interpretation, the financial statements must reflect expected future tax consequences of these positions presuming the taxing authorities' full knowledge of the position and all relevant facts. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this provision in the first quarter of 2007 and is currently evaluating the impact of this provision on its financial position, results of operations and cash flows.

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company will be required to adopt the provisions of SAB No. 108 in its fiscal year 2006. The Company does not believe the adoption of SAB No. 108 will have a material impact on its consolidated financial position, results of operations or cash flows.

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                          DECEMBER 31,
                                                              2006
                                                          ------------

         Computer hardware ............................   $     71,000
         Furniture and fixtures .......................        109,000
                                                          ------------
                                                               180,000
         Less: accumulated depreciation ...............        (34,000)
                                                          ------------
                                                          $    146,000
                                                          ============

     Depreciation expense for the years ended to December 31, 2005 and 2006 totaled $9,000 and $25,000, respectively.

NOTE 3 - SHORT-TERM NOTES PAYABLE

         During June and August 2005, the Company entered into a series of short-term notes with certain of its executives to fund general operating expenses. The notes were all twelve month notes that bore 7.5% simple interest per annum. The notes included the right to convert the notes into common stock of the Company, at the option of the Company, upon the first equity financing transaction of at least $500,000. The conversion price for these notes was to be 80% of the per share price of the equity transaction. In addition, in the event of such an equity financing transaction, under the terms of the note agreements, the Company would have been required to issue stock warrants to the note holders totaling 30% of the number of shares issuable upon conversion of the notes. The conversion price of the warrants would have been equal to the per share price of the equity transaction. The Company reviewed the terms of the conversion feature and contingent warrants within these note agreements in light of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," and concluded that separate accounting for these features at the date of issuance was not necessary since
(i) the conversion was at the option of the Company, (ii) this option was contingent upon a future undeterminable event, and (iii) the number of shares and warrants to be issued was not determinable until the future event would have occurred. As of December 31, 2005, no such equity transaction had been consummated by the Company. The remaining balances of these notes totaled $270,000 as of December 31, 2005 and $0 as of December 31, 2006 as these notes were repaid in full.

         In June 2005, in connection with the transaction with BroadSpring, the Company issued a short-term note payable to Broadspring related to marketing expenses incurred by Broadspring on behalf of Ringtone Channel. Under this note, the Company undertook to reimburse the marketing expenses totaling $295,000 within one year. This note carried interest at a rate of 3.4% per annum. The remaining balance of this note was $53,730 as of December 31, 2005, and as of December 31, 2006 the note was repaid in full.

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' EQUITY

COMMON STOCK

         RingtoneChannel was incorporated on February 23, 2004 with authorized common stock of 100 shares at $1 par value. New Motion was incorporated on March 21, 2005 with an authorized common stock of 10,000,000 shares at $.001 par value. As discussed in Note 1, RingtoneChannel was transferred to New Motion from BroadSpring, under common ownership with New Motion. Accordingly, New Motion from its inception was considered to be a continuation of the RingtoneChannel business. In connection with this transfer, the Company issued 1,000,000 shares to its stockholders in May 2005 in return for $100,000 in proceeds and then paid $90,000 of these proceeds back to Broadspring for all the outstanding shares of RingtoneChannel. The change in the equity structure of the Company at the time of the transfer was a recapitalization with net proceeds of $10,000 but no change in the percentage of ownership amongst the stockholders. In June 2005, the Board of Directors of the Company approved a 5 for 1 stock split, thus increasing issued and outstanding common stock to 5,000,000 shares.

         In November 2005, the Board of Directors approved an employee stock incentive program whereby 1,000,000 shares of common stock were reserved for issuance under the Stock Incentive Plan.

         On January 31, 2007, the Company entered into an exchange agreement ("Exchange Agreement") with MPLC, Inc., a Delaware corporation ("MPLC"), and Trinad Capital Master Fund, Ltd. The closing (the "Closing") of the transaction contemplated by the Exchange Agreement (the "Exchange") occurred on February 12, 2007. At the Closing, MPLC acquired all of the outstanding shares of the capital stock of the Company's stock. In exchange for the stock, MPLC issued to the Stockholders 500,000 shares ("Series C Preferred Shares") of MPLC's Series C Convertible Preferred Stock, par value $0.10 per share (the "Series C Preferred Stock"), which will be convertible into 7,263,688 shares of MPLC's common stock (on a post-Reverse Split basis). MPLC intends to restate its certificate of incorporation, as amended, to provide for an increase in authorized shares of common stock from 75 million to 100 million and effect a 1-for-300 reverse stock split (the "Reverse Split"). These matters were approved by the requisite vote of the stockholders of the Company on March 15, 2007. As such, for comparative purposes, the 7,263,688 shares of outstanding common stock of the combined entity, after recapitalization and the 1-for-300 Reverse Split, has been retroactively applied to January 1, 2005 and consistently applied throughout all periods presented.

NOTE 5 - STOCK AWARDS

STOCK INCENTIVE PLAN

         In 2005, the Company established the Stock Incentive Plan, (the "Plan"), for eligible employees and other directors and consultants. Under the Plan, officers, employees and non-employees may be granted options to purchase the Company's common stock at no less than 100% of the market price at the date the option is granted. Since the Company's stock was not publicly traded, the market price at the date of grant was historically determined by third party valuation. Incentive stock options granted to date typically vest at the rate of 33% on the anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment or in the event of certain transactions, such as a merger of the Company. In connection with the Exchange transaction discussed in
Note 12, there could be a modification to the stock incentive plan.

         To value awards granted, the Company uses the Black-Scholes option pricing model. The Company determines the assumptions in this pricing model at the grant date. For options granted prior to January 1, 2006, the Company used the minimum value method for volatility, as permitted by SFAS No. 123, resulting in 0% volatility. For options granted or modified after January 1, 2006, the Company bases expected volatility on the historical volatility of a peer group of publicly traded entities. The Company has limited history with its stock option grants, during which time there has been limited stock option exercise and forfeiture activity on which to base expected maturity. Management estimates that on average, options will be outstanding for approximately 7 years. The Company bases the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity rate as of the grant date.

         The fair value of each option award within the Plan was estimated on the date of grant or modification using a Black-Scholes valuation model that used the assumptions noted in the following table:

                                  JUNE            JUNE          SEPTEMBER        SEPTEMBER
GRANT/MODIFICATION DATE           2005            2005            2006              2006
---------------------------   --------------  -------------- ----------------- ---------------
                                 (Grant)         (Grant)      (Modification)      (Grant)
Stock price                       $0.32          $0.32             $1.70           $1.70
Strike Price                      $0.70          $0.77             $0.70           $3.40
Maturity                        7 years        7 years           7 years         7 years
Risk free interest rate              4%             4%                5%              5%
Volatility                           0%             0%               86%             86%
Fair market value per share        None           None             $1.48           $1.19
Forfeiture rate                      0%             0%                0%              0%

         The Company determines stock option forfeiture rates based on the historical trends of its employees.

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK AWARDS (CONTINUED)

STOCK INCENTIVE PLAN (CONTINUED)

     Stock option activity under the Plan was as follows (amounts presented on a pre-Reverse Split basis before the Exchange with MPLC):

                                                           WEIGHTED-   ESTIMATED
                                                            AVERAGE    AGGREGATE
                                              NUMBER OF    EXERCISE    INTRINSIC
                                               SHARES        PRICE       VALUE
                                              ---------    ---------   ---------
Outstanding at January 1, 2005 ............      None
Granted ...................................     946,500    $    0.73
                                              ---------
Outstanding at December 31, 2005 ..........     946,500    $    0.73
                                              =========
Exercisable at December 31, 2005 ..........      30,000    $    0.70
                                              =========

Granted ...................................       5,000    $    3.40
Forfeited or cancelled ....................     (22,500)   $    0.70
                                              ---------
Outstanding at December 31, 2006 ..........     929,000    $    0.74   $ 892,000
                                              =========
Vested or expected to vest at
   December 31, 2006 ......................     929,000    $    0.74   $ 892,000
                                              =========
Exercisable at December 31, 2006 ..........     534,319    $    0.73   $ 518,000
                                              =========

         In connection with the termination of an executive, the vesting of approximately 76,000 options was accelerated in September 2006. Additional compensation expense associated with these options was valued under SFAS No.123(R), resulting in $113,000 ($113,000 after tax) of compensation expense recorded immediately at the date of modification.

GRANTS OUTSIDE OF PLAN

         In September 2006, the Company issued options to purchase 250,000 shares of the Company's common stock to an executive of the Company. These options were issued outside of the Plan due to a limitation in the number of shares available under the Plan, and were issued at an exercisable price of $3.40 with other terms similar to those issued under the Plan. There were no other options granted outside of the Plan.

         Awards granted outside the Plan are valued in the same manner as options granted under the Plan, including the methods of deciding upon the assumptions used in the Black-Scholes valuation. The fair value of the option award outside the Plan was estimated on the date of grant using a Black-Scholes valuation model that used the assumptions noted in the following table:

         GRANT/MODIFICATION DATE          SEPTEMBER 2006
                                          ---------------
                                             (Grant)
         Stock price                          $ 1.70
         Strike Price                         $ 3.40
         Maturity                            7 years
         Risk free interest rate                  5%
         Volatility                              86%
         Fair market value per share          $ 1.19
         Forfeiture rate                          0%

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK AWARDS (CONTINUED)

GRANTS OUTSIDE OF PLAN (CONTINUED)

Stock option activity outside the Plan was as follows:

                                                           WEIGHTED-   ESTIMATED
                                                            AVERAGE    AGGREGATE
                                               NUMBER OF   EXERCISE    INTRINSIC
                                                 SHARES      PRICE       VALUE
                                               ---------   ---------   ---------
Outstanding at January 1, 2006 .............      None                    None
Granted ....................................     250,000   $    3.40
                                               ---------
Outstanding at December 31, 2006 ...........     250,000   $    3.40      None
                                               =========
Vested or expected to vest at
   December 31, 2006 .......................      None                    None
                                               =========
Exercisable at December 31, 2006 ...........      None                    None
                                               =========

         The  following  table  summarizes   information   concerning  currently
outstanding and exercisable stock options as of December 31, 2006:

                                     WEIGHTED-
                                     AVERAGE       WEIGHTED-                WEIGHTED
    RANGE OF                        REMAINING      AVERAGE                  AVERAGE
    EXERCISE           OPTIONS     CONTRACTUAL     EXERCISE     OPTIONS     EXERCISE
     PRICES          OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE    PRICE
----------------     -----------   ------------   ---------   -----------   --------
WITHIN PLAN
     $  0.70            524,000        8.4           $0.70       334,319     $0.70
     $  0.77            400,000        8.4           $0.77       200,000     $0.77
     $  3.40              5,000        9.4           $3.40             -     $3.40

OUTSIDE OF PLAN
     $  3.40            250,000        9.4           $3.40             -     $3.40

         For the year ended December 31, 2006, $147,000 ($147,000 after tax) of compensation was recorded. As a result of the option modification discussed above, there was no other compensation expense recorded related to stock options for any of the periods presented. No stock-based compensation costs were capitalized as part of the cost of an asset for any of the periods presented. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow. Prior to January 1, 2006, the Company would have reported the entire tax benefit related to the exercise of stock options as an operating cash flow if options had been exercised. There was no tax benefit from option exercises for the period ended December 31, 2006.

     Compensation cost of approximately $269,000 had not yet been recognized on nonvested awards through December 31, 2006 and is expected to be recognized as follows:

         YEAR ENDING                COMPENSATION
         DECEMBER 31,                    COST
         ------------               ------------
            2007                    $    101,000
            2008                         101,000
            2009                          67,000
                                    ------------
                                    $    269,000
                                    ============

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS PER SHARE

The computational components of basic and diluted earnings per share are as follows:

                                                        WEIGHTED
                                                        AVERAGE
                                             NET         SHARES
                                            INCOME     OUTSTANDING       EPS
                                         -----------   -----------   -----------
DECEMBER 31, 2005
Basic earnings per share .............   $   387,000     7,263,688   $      0.05
Effect of dilutive stock options .....          --            --            --
                                         -----------   -----------   -----------
Diluted earnings per share ...........   $   387,000     7,263,688   $      0.05
                                         ===========   ===========   ===========

DECEMBER 31, 2006
Basic earnings per share .............   $   677,000     7,263,688   $      0.09
Effect of dilutive stock options .....          --            --            --
                                         -----------   -----------   -----------
Diluted earnings per share ...........   $   677,000     7,263,688   $      0.09
                                         ===========   ===========   ===========

         For comparative purposes, the 7,263,688 shares of outstanding common stock of the Company, after the recapitalization and the 5 for 1 stock split (as discussed in Note 4), has been retroactively applied to January 1, 2005 and consistently applied throughout all periods presented for the purposes of earnings per share calculations.

         Options to purchase an additional 520,000 shares of common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2005, because their exercise price was greater than the market price of the common shares and therefore would be antidilutive.

         Options to purchase an additional 383,000 and 32,000 share of common stock were not included in the computation of diluted earnings per share for the periods ended December 31, 2005 and 2006, for the same reasons.

NOTE 7 - PROVISION FOR INCOME TAXES

         The provision for income taxes consists of the following components for the periods ended as follows:

                                                  FOR THE YEAR ENDED
                                                     DECEMBER 31,
                                              -------------------------
                                                2005             2006
                                              --------         --------

         CURRENT:
         Federal ....................         $  4,000         $420,000
         State ......................            8,000          105,000
         Foreign ....................           26,000             --
                                              --------         --------
                                                38,000          525,000
                                              --------         --------

         DEFERRED:
         Federal ....................          188,000          141,000
         State ......................           44,000           42,000
                                              --------         --------
                                               232,000          183,000
                                              --------         --------

                                              --------         --------
                                              $270,000         $708,000
                                              --------         --------

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PROVISION FOR INCOME TAXES (CONTINUED)

         The income tax effects of significant items comprising the Company's deferred income tax liabilities are as follows:

                                                            DECEMBER 31,
                                                                2006
                                                             ---------
         Deferred tax assets:
         Allowance for doubtful accounts .............       $  91,000
         Professional fee accrual ....................          22,000
         State taxes .................................          36,000
         Net operating loss carryforward .............          27,000
                                                             ---------
                                                               176,000
         Valuation Allowance .........................         (27,000)
                                                             ---------
         Total deferred tax assets ...................         149,000
                                                             ---------

         Deferred tax liabilities:
         Prepaid expenses ............................          28,000
         Depreciation ................................          53,000
         Accrual to cash adjustments .................         483,000
                                                             ---------
                                                               564,000
                                                             ---------

         Net deferred tax liabilities: ...............       $ 415,000
                                                             =========

         As of December 31, 2006, the Company had available approximately $90,000 of foreign net operating loss carryforward that relates to the Company's Australian entity and may be applied against future taxable income of that entity. The foreign net operating loss carryforward will expire in 2014. The foreign net operating loss has a 100% valuation allowance as the Company does not expect to be able to utilize these losses.

         A reconciliation of the Company's income tax provision as compared to the tax provision for continuing operations is calculated by applying the statutory federal tax rate at 34% to the income from continuing operations before income taxes for the periods:

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                       ---------------------------------------------------
                                                 2005                        2006
                                       -----------------------     -----------------------
Computed expected income tax expense
   at statutory rate ...............   $ 223,000            34%    $ 470,000            34%
Benefit for graduated federal rates       (8,000)           (1)%        --              - %
Permanent differences ..............       9,000             1%       65,000             5%
State taxes, net of federal benefit       53,000             8%      144,000            10%
Foreign rate differential ..........      (3,000)           - %        4,000            - %
Amortization of goodwill ...........      (1,000)           - %       (2,000)           - %
Change in valuation allowance ......      (3,000)           - %       27,000             2%
                                       ---------     ---------     ---------     ---------
                                       $ 270,000            42%    $ 708,000            51%
                                       =========     =========     =========     =========

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LITIGATION

         On August 24, 2006, New Motion and Burton Katz filed an action against Buongiorno USA, Inc. ("Buongiorno") in the Superior Court of California, county of Orange, seeking a declaration that the non-competition, non-solicitation and non-interference provisions of that certain Employment Agreement dated April 11, 2005, between Burton Katz and Buongiorno, are void and unenforceable under the California Business and Professions Code, an order permanently enjoining Buongiorno from enforcing the above referenced provisions, reasonable attorneys' fees and other costs related to the action. Subsequent to filing, Buongiorno threatened to withhold payments due to New Motion Inc. for previous sales totaling approximately $340,000.

         On October 24, 2006, New Motion filed a Demand for Arbitration with the American Arbitration Association against Buongiorno pursuant to the terms of that certain Marketing Agreement dated January 10, 2006, between New Motion and Buongiorno, whereby New Motion agreed to market certain of Buongiorno's services and the parties agreed to share revenue generated from such services. The Company seeks payment of $340,000 and attorneys' fees and other costs related to the action. Subsequently, the Company has settled the dispute with Buongiorno for $384,000, which it received in the first quarter of 2007. The Company is not liable for any additional costs related to this dispute.

         In the normal course of business, the Company has been involved in various disputes, which are routine and incidental to the business. In the opinion of management the results of such disputes will not have a significant adverse effect on the financial position or the results of operations of the Company.

OPERATING LEASES

         In September 2005, the Company entered into a lease agreement for office space. Prior to that the Company paid month to month rent at a monthly rate of $3,000. Rent payments are $9,969, $10,228, and $10,487 per month through September 30, 2006, 2007, and 2008, respectively. There is a separate 24 month lease which originated in September 2006, with rent payments per month of $4,818 and $5,010 for the twelve months ending August 31, 2007 and August 31, 2008, respectively. In August 2005, the Company entered into an equipment lease for twenty four months at a monthly rental rate of $687 per month.

         The following is a schedule by years of future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year at December 31, 2006.

                 YEAR ENDING            MINIMUM
                 DECEMBER 31,           PAYMENTS
                 -----------           ---------
                    2007               $ 298,000
                    2008                 188,000
                                       ---------

                                       $ 486,000
                                       =========

         Rent expense for the year ended to December 31, 2005, was approximately $39,000 for office space and approximately $2,000 for office equipment. Rent expense for the year ended to December 31, 2006, was approximately $155,000 for office space and approximately $9,000 for office equipment, respectively.

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

EMPLOYMENT AGREEMENTS

         The Company has various employment agreements for members of its management. Each employment agreement states the compensation benefits and if termination occurs the Company shall continue to pay the executive's then-current base salary and bonus for the balance of the initial term. The average employment contract is two to three years. The future commitments under employment agreements are as follows:

                  YEAR ENDING             FUTURE
                  DECEMBER 31,         COMMITMENTS
                  -----------          -----------
                     2007              $ 1,578,000
                     2008                1,034,000
                     2009                  233,000
                                       -----------

                                       $ 2,845,000
                                       ===========


NOTE 9 - EMPLOYEE BENEFIT PLAN

         The Company's employee benefit plan covers all eligible employees with over three months of service and includes a savings plan under Section 401(k) of the Internal Revenue Code. The savings plan allows participants to make pretax contributions up to 90% of their earnings, with the Company contributing an additional 35% of up to six percent of an employee's compensation. During the year ended December 31, 2005 and 2006, the Company contributed approximately $1,700 and $20,000, respectively, to the plan.

NOTE 10 - RELATED PARTY TRANSACTIONS

         At various periods throughout the year ended December 31, 2005 and 2006, the Company rented a house owned by one of its officers to various Company employees visiting from out of town. For the year ended December 30, 2005 and 2006 rent payments to this officer totaled of $3,000 and $0, respectively.

         The Company utilizes the legal expertise of Stubbs, Alderton & Markiles LLP law firm, which is a founding shareholder of the Company. Total legal services paid to Stubbs, Alderton & Markiles LLP during the year ended December 31, 2005 and 2006 totaled approximately $46,000 and $112,000, respectively.

         See Note 3 for related party short-term notes payable.

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional information to the consolidated statement of cash flows is as follows:

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                          ----------------------
                                                            2005          2006
                                                          --------      --------
CASH PAID DURING THE PERIOD FOR:

Income taxes .......................................      $   --        $949,000
Interest ...........................................      $  3,000      $ 20,000

NONCASH INVESTING AND FINANCING ACTIVITIES:

Assumption of note payable for expenses
   paid on behalf of the Company ...................      $295,000


NOTE 12 - SUBSEQUENT EVENTS

PURCHASE OF CERTAIN MOBLISS(R) ASSETS

         On January 19, 2007, the Company entered into an Asset Purchase Agreement with Index Visual & Games Ltd., a Japanese corporation ("IVG"), pursuant to which the Company will purchase from IVG certain mobile associated assets of Mobliss, Inc., a Washington corporation affiliated with IVG, previously purchased by IVG. These assets do not constitute substantially all of the assets or the ongoing business of Mobliss, Inc. and thus will be accounted for at cost consistent with the purchase of specific assets and not the acquisition of a business. The Company purchased the assets specified in the Asset Purchase Agreement through the issuance to IVG of a convertible promissory note (the "IVG Note") with an aggregate principal amount of up to $2,320,000. Pursuant to the terms of the Asset Purchase Agreement, on January 19, 2007, the Company consummated the initial closing of the acquisition wherein the Company issued the IVG Note in the principal amount of $500,000 to IVG and received all of the assets to be purchased under the Asset Purchase Agreement, other than certain cellular carrier connection contracts described under the Asset Purchase Agreement. On January 26, 2007, the Company increased the principal amount of the IVG Note by $580,000 to $1,080,000 in payment of the assignment of one of the cellular carrier connection contracts listed in the Asset Purchase Agreement. On February 26, 2007, the Company repaid $500,000 of the IVG Note. The Company and IVG are continuing to use commercially reasonable efforts to facilitate an assignment of the agreements not yet assigned to the Company in the initial closing or to facilitate the issuance and execution of new agreements between the carriers and the Company. Pursuant to the terms of the Asset Purchase Agreement, the Company may pay additional sums to IVG for any new cellular carrier connection contracts assigned or issued to us, by increasing the principal amount of the IVG Note up to a maximum of $2,320,000. Unless requested by us, we have no obligation to purchase any additional cellular carrier connection contracts beyond what we had already purchased at February 28, 2007.

         The IVG Note bears interest at the rate of 5% per annum accruing from the time amounts are advanced thereunder and matures on the earlier of November 30, 2007 or 30 days after delivery by IVG of written notice to the Company demanding payment. Prior to repayment, IVG may convert the IVG Note into shares of Common Stock at a conversion price of $3.44 per share (on a post-Reverse Split basis). The IVG Note automatically converts into shares of Common Stock at a conversion price of $3.44 (on a post-Reverse Split basis) upon the date that the Common Stock is listed on the New York Stock Exchange, American Stock Exchange, Nasdaq Global Market or Nasdaq Capital Market. The Company also granted IVG piggyback registration rights for the shares issuable upon conversion of the IVG Note. However, the Company is not obligated to register these shares within any specific period of time. The Company intends to account for this note as short-term debt and is currently evaluating the conversion feature and registration rights associated with this note, in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS (CONTINUED)

         In January 2007, the Board of Directors of the Company agreed to issue 9,900 and 6,300 warrants (14,632 and 9,152 warrants post-Reverse Split, post-Exchange) to both Scott Walker and SGE, respectively. The price of the warrants was set at $5 per share ($3.44 per share post-Reverse Split, post-Exchange) based on the approximate valuation placed on the Company by the current negotiations of the IVG assets and subsequent issuance of note. We have valued the warrants granted using the Black-Scholes option pricing model, and will expense $57,000, the full value of the warrants, in the first quarter of 2007.

MOBILE ENTERTAINMENT CHANNEL JOINT VENTURE

         On January 19, 2007, the Company entered into a Heads of Agreement with IVG setting forth the terms of a joint venture with IVG to distribute IVG content within North America and to manage and service the assets acquired under the Asset Purchase Agreement. The joint venture, The Mobile Entertainment Channel Corporation, is a Nevada corporation in which the Company will own a 49% stake and in which IVG will own a 51% stake. Notwithstanding the respective percentage interests of each party, IVG and the Company will share equally in any dividends or other distributions made by the joint venture. The joint venture will be managed by a board of directors consisting of three members. The Company will designate one member to serve on the board of directors, IVG will designate one member to serve on the board of directors and both parties will mutually designate the third member of the board. The Company will enter into a management services agreement with the joint venture pursuant to which the Company will pay the joint venture a management fee equal to the purchase price paid under the Asset Purchase Agreement, with a maximum fee of $2,320,000, in connection with management services rendered to the Company by the joint venture. We made an advance payment on the management fee of $500,000 on March 12, 2007 and expect to make another $500,000 advance payment on June 30, 2007, with the remainder of the management fee payable in quarterly installments, within 30 calendar days following the end of each fiscal quarter through June 30, 2008. Each quarterly payment will equal to 10% of the payments actually received by the Company during such quarter from the cellular carrier connection contracts assigned to the Company under the Asset Purchase Agreement and the advance payments, provided, however, that the Company will not be required to make quarterly payments until the advance payments has been fully accounted for. The Company will determine the impact of this joint venture as it relates to FASB Interpretation No. 46 (R), "Consolidation of Variable Interest Entities (revised December 2003)--an interpretation of ARB No. 51".

EXCHANGE TRANSACTION AND CAPITALIZATION

         On January 31, 2007, the Company entered into an exchange agreement ("Exchange Agreement") with MPLC, Inc., a Delaware corporation ("MPLC"), and Trinad Capital Master Fund, Ltd. ("Trinad"). The closing (the "Closing") of the transaction contemplated by the Exchange Agreement (the "Exchange") occurred on February 12, 2007. At the Closing, MPLC acquired all of the outstanding shares of the capital stock of the Company's stock. In exchange for the stock, MPLC issued to the Stockholders 500,000 shares ("Series C Preferred Shares") of MPLC's Series C Convertible Preferred Stock, par value $0.10 per share (the "Series C Preferred Stock"), which will be convertible into 7,263,688 shares of MPLC's common stock (on a post-Reverse Split basis). On March 15, 2007, MPLC received the requisite approval from its stockholders to amend its Restate Certificate of Incorporation, as amended, to increase the authorized number of shares of its common stock from 75 million to 100 million and to effect a 1-for-300 reverse stock split (the "Reverse Split").

         After the Closing, the Company continued as a wholly-owned subsidiary of MPLC and all costs associated with this Merger up to the amount of cash received were charged to equity. Although MPLC acquired the Company as a result of the above transactions, the Company's stockholders hold a majority of MPLC's common stock following the transactions. Accordingly, for accounting purposes, the acquisition was accounted for as a "reverse acquisition" with the Company deemed to be the "accounting acquiror." Therefore, the transaction was accounted for as a recapitalization of the Company and recorded based on the fair value of MPLC's net tangible assets acquired by the Company. No goodwill or other intangible assets were recorded. Effective at Closing, MPLC changed its fiscal year end to December 31. Since the Company is the surviving entity, the financial statements and other data to be reported in MPLC's Form 10-KSB for the year ended December 31, 2006 will reflect the Company's historical results of operations prior to these transactions.

                         NEW MOTION, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS (CONTINUED)

         MPLC also assumed the outstanding options and warrants issued by the Company, and those options and warrants now entitle the Company's holders to purchase 1,712,778 shares of common stock and 23,534 shares of common stock (on a post-Reverse Split basis), respectively. The Exchange represented a combined plan to capitalize MPLC, by executing the Exchange Agreement and effectuating the exchange, to implement a tax-exempt contribution of property under Section 351 of the Internal Revenue Code of 1986, as amended.

         On January 24, 2007, MPLC entered into a Series A Convertible Preferred Stock Purchase Agreement with Trinad pursuant to which MPLC sold one share of Series A Preferred Stock to Trinad in a private placement transaction for aggregate gross proceeds to MPLC of $3,500,000. The Series A Preferred Stock is convertible into 1,200,000 shares of Common Stock (on a post-Reverse Slit basis). On January 30, 2007, MPLC entered into the Series B Purchase Agreement with the Series B Investors pursuant to which MPLC sold 650 shares of Series B Preferred Stock to the Series B Investors in a private placement transaction for aggregate gross proceeds to MPLC of $6,500,000. The Series B Preferred Stock is convertible into 1,300,000 shares of Common Stock (on a post-Reverse Slit basis). Both series of preferred stock have mandatory conversion features and will automatically be converted into common shares of MPLC after the Reverse Split.

         On February 28, 2007, the Company received gross proceeds of approximately $10 million in a private placement with institutional and accredited investors in exchange for selling approximately 8,333 shares of Series D 8% Convertible Preferred Stock. The Series D Convertible Preferred Stock is automatically convertible into 1,666,700 shares of Common Stock after the Reverse Split.

         In connection with the Series A, B and D Preferred Stock financings, Sanders Morris Harris, Inc. acted as placement agent. For their services, we paid Sanders Morris Harris a cash fee equal to 7.5% of the gross proceeds from the financing and five year warrants to purchase 290,909 shares of common stock at an average exercise price of $5.50 per share (post-Reverse Split), which was equivalent to the average per share valuation of the Company for the Series A, B and D Preferred Stock financings. We are currently evaluating our treatment of this warrant issuance to the placement agent in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company s Own Stock." Based on the value of the warrants established by the Black-Scholes option pricing model, we currently expect to credit additional paid in capital in the amount of $1,126,000 with a corresponding offset to Preferred Stock.

EMPLOYMENT AGREEMENT

         On March 8, 2007, the Company entered into an Employment Agreement with Scott Walker. Mr. Walker's Employment Agreement terminates on June 1, 2008. In the current year, Mr. Walker base salary is $225,000, which will increase to $250,000 on June 1, 2007. Mr. Walker's Employment Agreement also provides that Mr. Walker will be eligible to participate in the Company's Management Incentive Program. Mr. Walker is also entitled to receive an option to purchase 37,500 shares of the Company's common stock at an exercise price per share of $6.60 (on a post Reverse-Split basis), however, all options to purchase equity securities of New Motion, Inc. which were previously granted to Mr. Walker were cancelled pursuant to the terms of the Employment Agreement.

2007 STOCK INCENTIVE PLAN

         On February 16, 2007 the Board of Directors of the Company approved the 2007 Stock Incentive Plan (the "2007 Plan"). On March 15, 2007, the Company's 2007 Plan was adopted by the requisite vote of the stockholders of the Company. The Board of Directors approved the 2007 Plan to ensure that the Company has adequate ways in which to provide stock based compensation to its directors, officers, employees and consultants. The Board believes that the ability to grant stock-based compensation, such as stock options, is important to the Company's future success. The grant of stock-based compensation, such as stock options, can motivate high levels of performance and provide an effective means of recognizing employee and consultant contributions to the Company's success. In addition, stock-based compensation can be valuable in recruiting and retaining highly qualified technical and other key personnel who are in great demand, as well as rewarding and providing incentives to the Company's current employees and consultants.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES

         None.

                        ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer allocated additional resources to address the deficiencies detailed below. Other than those described below, no change in the internal control over financial reporting occurred during the last year that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

         The Public Company Accounting Oversight Board has defined a material weakness as "a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." We have identified the following material weaknesses:

         During the preparation, and prior to the issuance of our February 12, 2007 Current Report on Form 8-K (the "8-K Filing"), Windes & McClaughry determined that our initial accounting for the RingtoneChannel transaction was improper. We initially treated the transaction as a purchase acquisition and allocated a portion of the "purchase price" to intangible assets. Upon review of the facts and related guidance, we agreed with them that the transaction was actually the transfer of assets between companies under common control. Before any public filing of our financial statements, the appropriate internal accounting treatment for this transaction was made and the as filed 8-K Filing, which contained audited financial statements for the years ended December 31, 2004 and 2005, fully reflected the appropriate accounting for the RingtoneChannel transaction. In order to ameliorate this transactional accounting treatment issue, we have hired additional internal accounting and finance personnel to give us the resources to anticipate and identify unique transactions that may require additional analysis and evaluation concerning their accounting treatment. We have also begun the process of interviewing consultative public accounting firms in order to engage such a firm to provide guidance and feedback regarding accounting treatment for our current and future activities.

         Also during the preparation and prior to the issuance of our 8-K Filing, Windes & McClaughry discovered that in calculating the Black-Scholes value of options issued under the Plan, we had mistakenly used the calculated put value, not the call value, to calculate compensation expense under SFAS 123(R). After alerting us to this issue, we removed the put value calculation from our internal documentation. Before any public filing of our financial statements, the appropriate compensation expense was recorded and the as filed
8-K Filing, which contained audited financial statements for the years ended December 31, 2004 and 2005, fully reflected the appropriate compensation expense under SFAS 123(R). In order to mitigate the possibility that a similar error could be made in the future, we have updated our internal documentation and hired additional internal accounting and finance personnel to give us the resources to strengthen our internal controls. We have also begun the process of interviewing consultative public accounting firms in order to engage such a firm to provide additional resources.

         Also during the preparation and prior to the issuance of our 8-K Filing, Windes & McClaughry advised us that our disclosures and controls were not effective, resulting in a number of errors and omissions in draft versions of the 8-K Filing that we provided to Windes & McClaughry over the course of the preparation of the 8-K Filing. In order to improve and expand our public disclosure, we have hired additional internal accounting and finance personnel, including an SEC reporting consultant, to give us the resources to ensure that our disclosures and controls are accurate.

                           ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Set forth below is  information  concerning  our  directors,  executive
officers  and  other  key  employees.   This  information   reflects  the  board
composition and executive officers of MPLC as of March 15, 2007.

NAME                             AGE       POSITION
---------------------------    --------    -------------------------------------
Burton Katz                      35        Chief Executive Officer and Director
Raymond Musci                    46        President and Director
Allan Legator                    36        Chief Financial Officer and Secretary
Scott Walker                     45        Chief Marketing Officer
Drew Larner                      42        Director
Robert S. Ellin                  42        Director
Barry I Regenstein               50        Director
Jerome Chazen                    79        Director

     BURTON KATZ. Mr. Katz became MPLC's Chief Executive Officer and a Director on February 12, 2007. Mr. Katz also serves as the Chief Executive Officer of New Motion and has served in such capacity since September 2006. Mr. Katz has been involved in the mobile industry since its inception. Previously, Mr. Katz was with Buongiorno S.p.A., where he was president of Buongiorno's North American operations and past executive of its U.K. operations. Mr. Katz oversaw strategic planning and implementation of both Buongiorno's B2B business and the successful U.S. launch of their consumer brand. Prior to joining Buongiorno in 2001, Mr. Katz was a principal in PriceWaterhouseCooper's E-Business Division, where he advised global telecom and media clients on pioneering new products and developing digital distribution channels. Mr. Katz holds a masters of business administration degree in marketing and interactive technologies from the University of Southern California.

     RAYMOND MUSCI. Mr. Musci became MPLC's President and a Director on February 12, 2007. Mr. Musci also serves as President and Chief Operating Officer of New Motion and has served in this capacity since August 2006. Mr. Musci was a consultant to New Motion from January through August 2006 prior to joining the organization. Mr. Musci brings over 25 years of high tech, media, entertainment and consumer product experience to us. Most recently, Mr. Musci was founder and chief executive officer of Bam! Entertainment, Inc., a company he founded in 1999 that published and distributed movie, sports and cartoon video games to a wide range of retailers. Prior to Bam!, Mr. Musci was president and chief executive officer of the U.S. subsidiary of Infograms Entertainment, Inc., now better known as Atari, Inc. In that position, he oversaw all aspects of the company's North American unit, was responsible for 250 employees, and grew global revenues from $60 million to $300 million, and U.S. revenues from $80 million to $150 million. Before joining Infograms/Atari, Mr. Musci was founder, president and chief executive officer of Ocean Of America, Inc., a publisher and distributor of entertainment software. Founded in 1990, Mr. Musci built the company to annual revenues of $50 million, and sold it to Infograms/Atari in 1996. Mr. Musci holds a degree in criminal justice with a minor in business administration from Western New Mexico University. Mr. Musci is a director of publicly traded Tag-It Pacific, Inc.

         ALLAN LEGATOR. Mr. Legator became MPLC's Chief Financial Officer and Secretary on February 12, 2007. Mr. Legator also serves as the Chief Financial Officer and Secretary of New Motion and has served in this capacity since March 2005. Mr. Legator began his career in the early 1990s in the biotech area, and then in the audit practice of KPMG Peat Marwick, specializing in the technology sector, starting in 1994. In 2000, Mr. Legator was recruited to serve as director of finance for Sega Japan Gaming Division, where he helped to structure the company's Las Vegas gaming strategy. Sega subsequently named him chief of operations for the newly formed Sega Gaming Technologies. After a brief stint as chief financial officer of BroadSpring, Inc., he joined Scott Walker to launch New Motion in June 2005, where he heads up all financial functions, including business operations and all financial dealings with Mobile Sidewalk's many partner companies and consumer customers. Mr. Legator has a BS in Accounting from San Diego State University and is licensed as a CPA in the State of California.

         SCOTT WALKER. Mr. Walker became MPLC's Chief Marketing Officer on February 12, 2007. Mr. Walker is also the Chief Marketing Officer of New Motion and was the founder of New Motion. Mr. Walker has been a leader in new media and emerging technologies for over two decades. Mr. Walker founded his first company in 1986 - World Travel, which was valued at $15 million when sold. In the mid-1990s, he founded and built one of the first Internet web hosting companies, NetPage Communications, which he sold in 1997. Subsequently, Mr. Walker headed up Mindset Interactive, Inc., known throughout the industry for its PC planner, which featured brands such as the N.Y. Yankees and various Warner Bros. properties. Prior to taking the helm of the newly formed New Motion and MobileSidewalk(TM) in 2005, Mr. Walker was with BroadSpring Inc., a multi-million dollar new media company, which he helped form.

         DREW LARNER. Mr. Larner became a Director of the company on February 12, 2007. Mr. Larner is currently a Managing Director at Europlay Capital Advisors, a Los Angeles-based merchant bank and advisory firm specializing in entertainment, media and technology companies. Prior to Europlay, Mr. Larner spent over twelve years as an executive in the motion picture industry, most recently as Executive Vice-President at Spyglass Entertainment Group. In that role, he was involved in all operations of Spyglass with specific oversight of business development, international distribution and business and legal affairs. Prior to Spyglass, Mr. Larner spent a total of five years at Morgan Creek Productions during which time he headed up the business and legal affairs department and then moved on to run Morgan Creek International, the company's international distribution subsidiary. Additionally, Mr. Larner spent two years as Vice President/Business Affairs at Twentieth Century Fox. Mr. Larner began his career as an attorney in the Century City office of O'Melveny & Myers. Mr. Larner currently serves on the Board of Directors of BroadSpring, Inc., an online search and advertising company. Mr. Larner graduated with a B.A. from Wesleyan University, after which he earned a J.D. from Columbia Law School.

         ROBERT S. ELLIN. Robert S. Ellin is a Managing Member of Trinad, which is a hedge fund dedicated to investing in micro-cap public companies, and served as our Chief Executive Officer and President from October 24, 2006 to February 12, 2007. Mr. Ellin has served as one of our directors since October 24, 2006. Mr. Ellin currently sits on the board of Command Security Corporation (CMMD), ProLink Holdings Corporation (PLKH), U.S. Wireless Data, Inc. (USWI) and Mediavest, Inc (MVSI). Prior to joining Trinad Capital LP, Mr. Ellin was the founder and President of Atlantis Equities, Inc., a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including Board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received a Bachelor of Arts from Pace University.

         BARRY I. REGENSTEIN. Barry I. Regenstein is the President and Chief Financial Officer of Command Security Corporation and has served as one of our directors since October 24, 2006. Trinad is a significant shareholder of Command Security Corporation and Mr. Regenstein has formerly served as a consultant for Trinad. Mr. Regenstein has over 28 years of experience with 23 years of such experience in the aviation services industry. Mr. Regenstein was formerly Senior Vice President and Chief Financial Officer of Globe Ground North America
(previously Hudson General Corporation), and previously served as the Corporation's Controller and as a Vice President. Prior to joining Hudson General Corporation in 1982, he had been with Coopers & Lybrand in Washington, D.C. since 1978. Mr. Regenstein currently sits of the boards of GTJ Co., Inc., ProLink Corporation (PLKH), U.S. Wireless Data, Inc. (USWI) and Mediavest, Inc.
(MVSI). Mr. Regenstein is a Certified Public Accountant and received his Bachelor of Science in Accounting from the University of Maryland and an M.S. in Taxation from Long Island University.

         JEROME A. CHAZEN. Jerome A. Chazen has served as one of our directors since April 2005. Mr. Chazen is also Chairman of Chazen Capital Partners, a private investment company. Prior to Chazen Capital, Mr. Chazen was one of the four founders of Liz Claiborne Inc., where he is also Chairman Emeritus. Mr. Chazen is also the founder and Benefactor of the Jerome A. Chazen Institute of International Business, the focal point of all international programs at Columbia Business School. Mr. Chazen received his Bachelor Degree from the University of Wisconsin and his MBA from Columbia Business School. Mr. Chazen has been a director of Taubman Centers, Inc. since 1992.

         None of our officers or directors has had any bankruptcy petition filed by or against any business of which such officer or director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. None of our officers and directors have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor have they been a party to any judicial or administrative proceeding during the past five years, except for matters that were dismissed without sanction or settlement, that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. There are no family relationships among our executive officers and directors.

         SHANE MAIDY. Shane Maidy became our Senior Vice President, Marketing and Licensing in August 2005. From 2003 to 2004, he served as Vice President of National Sales at Universal Music and Video Distribution, a division of

Universal Music Group, where he managed over $1.2 billion in sales with mass market retailer clients, including Wal-Mart, Target, Best Buy, Kmart, Amazon and Costco. Prior to joining Universal, from 2001 to 2003, he oversaw the category sales management team at Brand Sense Marketing, a sister company to NASCAR and was with Precision Entertainment from 1998 to 2001. Mr. Maidy has worked with numerous entertainment clients, including MTV, Playboy, ABC, Sony Pictures, Fox Family Worldwide, Marvel Entertainment Group, Precision Entertainment, Inc., O.S.P. Publishing Inc., and J. Walter Thompson. Mr. Maidy holds a Bachelor of Arts degree in International Relations from the University of Southern California, and a Masters in Business Administration from Pepperdine University's Graziadio School of Business and Management.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of our outstanding common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") within specified time periods. Such officers, directors and shareholders are also required to furnish us with copies of all Section 16(a) forms they file.

         Based solely on its review of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the fiscal year ended December 31, 2006, except for the following: one Initial Statement of Beneficial Ownership of Securities on Form 3, jointly filed by Trinad Capital Master Fund Ltd., Robert Ellin, and Jay Wolf was filed late; one Initial Statement of Beneficial
Ownership of Securities on Form 3 by Barry Regenstein was filed late; one Statement of Changes in Beneficial Ownership on Form 4, reporting 1 transaction, was filed late by Sid Banon; and one Statement of Changes in Beneficial Ownership on Form 4, reporting 1 transaction, was filed late by Jerome Chazen.

CODE OF ETHICS

         We have adopted a Code of Ethics (the "Code") that applies to our principal executive, financial and accounting officers and persons performing similar duties. The Code is designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure and compliance with applicable governmental laws, rules and regulations. It is also designed to encourage prompt internal reporting of violations of the Code to an appropriate person and provides for accountability for adherence to the Code. We will provide to any person without charge, upon written request to our principal executive offices, a copy of our Code. Any waiver of the Code pertaining to one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

AUDIT COMMITTEE

         As of March 15, 2007, the board of directors has not established an audit committee. We are exempt from the listing standards for audit committees in reliance on Rule 10A-3, Listing Standards Relating to Audit Committees, as promulgated under the Exchange Act. However, for certain purposes of the rules and regulations of the SEC, our board of directors is deemed to be its audit committee. Our board of directors has determined that Barry Regenstein is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, our board of directors believes that each of its members has sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

                         ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

         Prior to the Closing of the Exchange, MPLC had its fiscal year end on July 31. The following table sets forth, as to MPLC's named executive officers, information concerning all compensation paid to its named executive officers for services rendered during its fiscal years ended July 31, 2006, 2005 and 2004. No other executive officers received salary and bonus in excess of $100,000 for the fiscal years ended July 31, 2006, 2005 and 2004.

                                                                                   Long Term Compensation
                                                                        -------------------------------------------
                                        Annual Compensation                       Awards                Payouts
                              ----------------------------------------- ---------------------------- -------------- ----------------
                                                           Other        Restricted     Securities
                                                           Annual          Stock       Underlying                      All Other
 Name and Principal             Salary       Bonus      Compensation      Award(s)      Options/        LTIP          Compensation
      Position          Year      ($)         ($)            ($)            ($)       SARs (#) (2)    Payouts ($)         ($)
---------------------- ------ ----------- ----------- ----------------- ------------ --------------- -------------- ----------------
Isaac Kier (1)          2006      --          --             --             --             --             --              --
President,              2005      --          --             --             --             --             --              --
Secretary, Treasurer    2004      --          --             --             --             --             --              --
and Director
---------------------- ------ ----------- ----------- ----------------- ------------ --------------- -------------- ----------------
David Allen (2)         2006      --          --             --             --             --             --              --
President, CEO, CFO     2005   $160,000    $100,000          --             --             --             --              --
and Secretary           2004   $160,000       --             --             --             --             --              --
---------------------- ------ ----------- ----------- ----------------- ------------ --------------- -------------- ----------------

(1) Mr. Kier received no compensation for his services as a director of MPLC. Mr. Kier resigned as a director on January 24, 2007.
(2) Mr. Allen served as MPLC's President, Chief Executive Officer, Chief Financial Officer and Secretary and resigned from these positions effective April 26, 2005.

         OPTION/SAR GRANTS IN LAST FISCAL YEAR. MPLC granted no options during the fiscal year ended July 31, 2006. Pursuant to an order from the Bankruptcy Court, all outstanding options were repurchased by MPLC for $0.01 per share and cancelled. Accordingly, MPLC had no options outstanding as of the fiscal year ended July 31, 2006.

         AGGREGATED OPTIONS/SARS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES. No executive officers exercised options during the fiscal year ended July 31, 2006. There were no outstanding options as of the fiscal year ended July 31, 2006.

         EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS. MPLC was party to an employment agreement with Mr. Allen. Mr. Allen voluntarily terminated his employment agreement on April 26, 2005 and MPLC has no obligation remaining under such agreement.

         DIRECTOR COMPENSATION. MPLC did not pay any compensation to any of its directors in fiscal 2006, 2005 or 2004.

NEW MOTION COMPENSATION

EXECUTIVE OFFICERS

         The following summary compensation table sets forth information, as to our named executive officers, information concerning all compensation paid to such named executive officers for services rendered to New Motion during the fiscal ended December 31, 2006:

----------------------------- ----------- ------------ -------------- --------------- --------------------- ----------
Name and Principal Position      Year     Salary ($)     Bonus ($)    Option Awards        All Other        Total ($)
                                                                          ($)(1)        Compensation ($)
----------------------------- ----------- ------------ -------------- --------------- --------------------- ----------
Burton Katz                      2006        87,151        50,000          32,976               --            170,127
Chief Executive Officer(2)
----------------------------- ----------- ------------ -------------- --------------- --------------------- ----------
Raymond Musci                    2006       307,500          --              --                 --            307,500
President and Chief
Operating Officer(3)
----------------------------- ----------- ------------ -------------- --------------- --------------------- ----------
Allan Legator                    2006       175,833        34,220            --               21,835          231,888
Chief Financial Officer and
Secretary(4)
----------------------------- ----------- ------------ -------------- --------------- --------------------- ----------
Scott Walker                     2006       213,541       164,408            --               33,839          411,788
Senior Vice President of
Marketing(5)
----------------------------- ----------- ------------ -------------- --------------- --------------------- ----------
Shane Maidy                      2006       139,607        34,220            --               10,420          184,247
Senior Vice President of
Licensing(6)
----------------------------- ----------- ------------ -------------- --------------- --------------------- ----------

(1) Assumptions relating to the estimated fair value of these stock options, which we are accounting for in accordance with SFAS 123(R) are as follows: risk-free interest rate of 5%; expected dividend yield zero percent; expected option life of seven years; and current volatility of 86%. Please see Note 5 to our financial statements for further discussion of our assumptions relating to the estimated fair value of these stock options.
(2) Mr. Katz became New Motion's Chief Executive Officer on August 28, 2006. Mr. Katz is subject to an employment agreement the terms of which are described hereafter. Mr. Katz was granted an option to purchase 250,000 shares of the common stock of New Motion at a per share exercise price of $3.40. Subsequent to the Exchange, this option entitles Mr. Katz to purchase 363,185 shares of Common Stock at a per share exercise price of $2.34.
(3) Mr. Musci became New Motion's President and Chief Operating Officer on August 3, 2006. The compensation information reported for Mr. Musci was all paid to Mr. Musci as a consultant. Mr. Musci is not an employee of New Motion.
(4) Mr. Legator became New Motion's Chief Financial Officer on March 21, 2005 and became New Motion's Secretary on January 26, 2007. Mr. Legator is subject to an employment agreement the terms of which are described hereafter.
(5) Mr. Walker served as New Motion's Chief Executive Officer from March 21, 2005 through August 28, 2006, and has served as New Motion's Senior Vice President of Marketing since August 28, 2006. Mr. Walker is subject to an employment agreement the terms of which are described hereafter.
(6) Mr. Maidy became New Motion's Senior Vice President of Licensing on October 1, 2005. Mr. Maidy is subject to an employment agreement the terms of which are described hereafter.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

         We compensate our executive officers through a combination of a base salary, a cash bonus, and options to purchase shares of our common stock. In addition, we provide other perquisites to some of our executive officers, which primarily consist of car expenses and allowances. The bonuses paid to our executive officers in 2006 were determined by our Board of Directors, and were based on the performance of the executive officer and the company. We do not have a formal plan for determining the compensation of our executive officers. Instead, each executive officer negotiates their respective employment agreement with us.

EMPLOYMENT CONTRACTS

         We are subject to employment or consulting contracts with Burton Katz, Raymond Musci, Allan Legator, Shane Maidy and Scott Walker. All agreements with our new named executive officers that provide for payments to such named executive officers at, following or in connection with the resignation, retirement or other termination of such named executive officers, or a change in control of our company or a change in the responsibilities of such named executive officers following a change in control are set forth in the description of the employment agreements below.

         BURTON KATZ

         Burton Katz is party to an Employment Agreement dated August 28, 2006 with New Motion. Mr. Katz's Employment Agreement has a term of three years which term may be extended through December 31, 2009. Mr. Katz's Employment Agreement provides for an annual base salary of $300,000 with a guaranteed increase of at least 5% after each 12-month period during the term, and also provides for an advance of $30,000 for relocation expenses which amount (or a portion thereof) must be repaid by Mr. Katz in the event that Mr. Katz does not remain employed with the Company through the entire initial term of the Employment Agreement and all amounts owed to Mr. Katz upon his cessation of service do not exceed the amount of the advance. Mr. Katz's Employment Agreement also provides that Mr. Katz will be eligible for a bonus of up to 30% (but no less than $50,000) of the amount set aside by New Motion, based on its earnings before interest and taxes, for payment to executives. Mr. Katz is also entitled to receive an allowance of $1,000 per month for costs associated with the lease or purchase, maintenance and insurance of an automobile, and an additional allowance of $300 per month for costs associated with the use of cellular equipment and mobile communication service or subscription fees. Upon the termination of Mr. Katz' employment with New Motion for good reason or without cause, Mr. Katz is entitled to receive the base salary that would have been paid to Mr. Katz from the date of termination of his service through the expiration of his Employment Agreement, continued healthcare coverage for the same period, and a pro-rated portion of any bonus that would have been earned by Mr. Katz during the fiscal year in which his employment terminated. Mr. Katz has agreed not to solicit New Motion's customers, suppliers, employees or licensors for a period terminating on the earlier of two years after the termination of Mr. Katz employment with New Motion or June 30, 2011. Mr. Katz's Employment Agreement also provides for the arbitration of disputes.

         RAYMOND MUSCI

         Raymond Musci is not an employee of New Motion. Mr. Musci is party to a Contractor Agreement dated January 11, 2006 with New Motion. While Mr. Musci's Contractor Agreement terminated on December 11, 2006, New Motion and Mr. Musci continue to view the Contractor Agreement as the document governing the parties' relationship. Under the terms of the Contractor Agreement, Mr. Musci is entitled to receive a fee of $30,000 per month for services rendered under the Contractor Agreement.

         ALLAN LEGATOR

         Allan Legator is party to an Employment Agreement dated October 1, 2005 with New Motion. Mr. Legator's Employment Agreement terminates on June 1, 2008. In the current year, Mr. Legator's base salary is $185,000, which will increase to $205,000 on June 1, 2007. Mr. Legator's Employment Agreement also provides that Mr. Legator will be eligible to receive an annual bonus of up to $120,000 based on an accrual of 1% of each calendar month's net profits as determined in accordance with generally accepted accounting principals. Mr. Legator is also entitled to reimbursement for costs associated with the lease or purchase, maintenance and insurance of an automobile in an amount of up to $800 per month, and reimbursement of an additional amount of up to $300 per month for costs associated with the use of cellular equipment and mobile communication service or subscription fees. Upon the termination of Mr. Legator's employment with New Motion without cause, Mr. Legator is entitled to receive the base salary and the bonus that would have been paid to Mr. Legator from the date of termination of his service through the expiration of the initial term of his Employment Agreement. After the expiration of his Employment Agreement, upon the termination of Mr. Legator's employment with New Motion without cause, Mr. Legator is entitled to receive one month's pay at Mr. Legator's then current base salary. Mr. Legator's Employment Agreement also provides for the arbitration of disputes.

         SHANE MAIDY

         Shane Maidy is party to an Employment Agreement dated October 1, 2005 with New Motion. Mr. Maidy's Employment Agreement terminates on August 25, 2007. In the current year, Mr. Maidy's base salary is $160,000. Mr. Maidy's Employment Agreement also provides that Mr. Maidy will be eligible to receive an annual bonus of up to $120,000 based on an accrual of 1% of each calendar month's net profits as determined in accordance with generally accepted accounting principals. Mr. Maidy is also eligible to receive a bonus equal to 1% of the monthly net profits of New Motion's licensing division. Mr. Maidy is also entitled to receive commissions according to the terms set forth under his Employment Agreement. Pursuant to the terms of his Employment Agreement, Mr. Maidy is entitled to reimbursement for costs associated with the lease or purchase, maintenance and insurance of an automobile in an amount of up to $800 per month, and reimbursement of an additional amount of up to $300 per month for costs associated with the use of cellular equipment and mobile communication service or subscription fees. Upon the termination of Mr. Maidy's employment with New Motion without cause, Mr. Maidy is entitled to receive the base salary, bonus and commissions that would have been paid to Mr. Maidy from the date of termination of his service through the expiration of the initial term of his Employment Agreement. After the expiration of his Employment Agreement, upon the termination of Mr. Maidy's employment with New Motion without cause, Mr. Maidy is entitled to receive one month's pay at Mr. Maidy's then current base salary. Mr. Maidy's Employment Agreement also provides for the arbitration of disputes.

         SCOTT WALKER

         Scott Walker is party to an Employment Agreement dated March 8, 2007 with New Motion. Mr. Walker's Employment Agreement terminates on June 1, 2008. In the current year, Mr. Walker base salary is $225,000, which will increase to $250,000 on June 1, 2007. Mr. Walker's Employment Agreement also provides that Mr. Walker will be eligible to participate in the Company's Management Incentive Program, pursuant to which the Company will set aside in a fund each fiscal year for payment to Mr. Walker and other members of management an amount based upon the Company's EBIT for such fiscal year. The portion of the fund payable to Mr. Walker will be determined in the sole discretion of the Board. Mr. Walker is also entitled to receive an option to purchase 37,500 shares of the Company's common stock at an exercise price per share of $6.60 (on a post-Reverse Split basis), however, all options to purchase equity securities of New Motion, Inc. which were previously granted to Mr. Walker were cancelled pursuant to the terms of the Employment Agreement. Mr. Walker is also entitled to reimbursement for costs associated with the lease or purchase, maintenance and insurance of an automobile in an amount of up to $1,200 per month, and reimbursement of an additional amount of up to $300 per month for costs associated with use of cellular equipment and mobile communication service or subscription fees. Upon the termination of Mr. Walker's employment with New Motion without cause, Mr. Walker is entitled to receive the base salary and the bonus that would have been paid to Mr. Walker from the date of termination of his service through the expiration of the initial term of his Employment Agreement. After the expiration of his Employment Agreement, upon the termination of Mr. Walker's employment with New Motion without cause, Mr. Walker is entitled to receive one month's pay at Mr. Walker's then current base salary. Mr. Walker's Employment Agreement also provides for the arbitration of disputes. Mr. Walker is also party to a lock-up agreement with the Company whereby he agrees not to sell or otherwise transfer any shares of Common Stock which he owns or later acquires until March 8, 2009.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF LIABILITY

         The Delaware General Corporation Law and certain provisions of our bylaws under certain circumstances provide for indemnification of our officers, directors and controlling persons against liabilities which they may incur in such capacities. A summary of the circumstances in which such indemnification is provided for is contained herein, but this description is qualified in its entirety by reference to our bylaws and to the statutory provisions.

         In general, any officer, director, employee or agent may be indemnified against expenses, fines, settlements or judgments arising in connection with a legal proceeding to which such person is a party, if that person's actions were in good faith, were believed to be in our best interest, and were not unlawful. Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by independent decision of the board of directors, by legal counsel, or by a vote of the stockholders, that the applicable standard of conduct was met by the person to be indemnified.

         The circumstances under which indemnification is granted in connection with an action brought on our behalf is generally the same as those set forth above; however, with respect to such actions, indemnification is granted only with respect to expenses actually incurred in connection with the defense or settlement of the action. In such actions, the person to be indemnified must have acted in good faith and in a manner believed to have been in our best interest, and have not been adjudged liable for negligence or misconduct.

         Indemnification may also be granted pursuant to the terms of agreements which may be entered into in the future or pursuant to a vote of stockholders or directors. The statutory provision cited above also grants the power to us to purchase and maintain insurance which protects our officers and directors against any liabilities incurred in connection with their service in such a position, and such a policy may be obtained by us.

         A stockholder's investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification by us is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

         We do not have any indemnification agreements with any of our directors or executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

         The following table presents information regarding outstanding options held by our named executive officers as of the end of New Motion's fiscal year ending December 31, 2006. The information below assumes that New Motion's named executive officers were entitled to purchase shares of common stock as of December 31, 2006, and reflects per share exercise prices on a post-Reverse Split basis.

                                                         EQUITY
                                                       INCENTIVE
                                                      PLAN AWARDS:
                     NUMBER OF        NUMBER OF        NUMBER OF
                     SECURITIES      SECURITIES        SECURITIES
                     UNDERLYING      UNDERLYING        UNDERLYING
                    UNEXERCISED      UNEXERCISED      UNEXERCISED      OPTION       OPTION
                    OPTIONS (#)      OPTIONS (#)        UNEARNED      EXERCISE    EXPIRATION
NAME                EXERCISABLE     UNEXERCISABLE     OPTIONS (#)     PRICE ($)      DATE
------------------ --------------- ---------------- ----------------- --------- ---------------
Burton Katz (1)          -                -             363,185         2.34        9/1/16
Raymond Musci            -                -                -             -            -
Allan Legator (2)     145,274             -             145,274         0.48       11/15/15
Scott Walker (3)      290,548             -             290,548         0.53       11/15/10
Shane Maidy (4)        38,740             -              48,425         0.48       11/15/15

(1) On August 3, 2006, Mr. Katz was granted an option to purchase 250,000 shares of the common stock of New Motion at a per share exercise price of $3.40. Subsequent to the Exchange, this option entitles Mr. Katz to purchase 363,185 shares of Common Stock at a per share exercise price of $2.34. This option vests as follows: 33.3% of the shares subject to the option vests on August 1, 2007, and the remaining 66.7% of the shares subject to the option vest monthly over the next 24 months thereafter.
(2) On June 1, 2005, Mr. Legator was granted an option to purchase 200,000 shares of the common stock of New Motion at a per share exercise price of $0.70. Subsequent to the Exchange, this option entitles Mr. Legator to purchase 290,548 shares of Common Stock at a per share exercise price of $0.48. This option vests as follows: 33.3% of the shares subject to the option vested on June 1, 2006, and the remaining 66.7% of the shares subject to the option vest monthly over the next 24 months thereafter.
(3) On June 1, 2005, Mr. Walker was granted an option to purchase 400,000 shares of the common stock of New Motion at a per share exercise price of $0.77. Subsequent to the Exchange, this option entitles Mr. Walker to purchase 581,096 shares of Common Stock at a per share exercise price of $0.53. This option was cancelled on March 8, 2007 and, on the same date, Mr. Walker was granted an option to purchase 37,500 shares of common stock on a post-Reverse Split basis at an exercise price of $6.60 per share. Thirty three and one-third percent (33.3%) of the shares subject to the option vest on the first anniversary of the grant date (March 8, 2008), and the remaining sixty six and seven-tenths percent (66.7%) of the shares subject to the option vest monthly in equal installments over the next twenty four
    (24) months thereafter.
(4) On August 1, 2005, Mr. Maidy was granted an option to purchase 60,000 shares of the common stock of New Motion at a per share exercise price of $0.70. Subsequent to the Exchange, this option entitles Mr. Maidy to purchase 87,165 shares of Common Stock at a per share exercise price of $0.48. This option vests as follows: 33.3% of the shares subject to the option vested on August 1, 2006, and the remaining 66.7% of the shares subject to the option vest monthly over the next 24 months thereafter.

DIRECTOR COMPENSATION AND INDEPENDENCE

         Our non-employee directors do not receive compensation for their services but are reimbursed for travel expenses associated with attendance at meetings of our board of directors. There were no reimbursements for travel expenses for the fiscal year ended December 31, 2006. We do not have a separately designated audit, compensation or nominating committee of our board of directors. Although we are not a "listed company" under SEC rules and are therefore not required to have separate committees comprised of independent directors, we have, however, determined that Drew Larner is "independent" as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth information concerning our equity compensation plans as of December 31, 2006, after giving effect to the exchange transaction with MPLC.

                                                    (a)                    (b)                    (c)
                                                                                              NUMBER OF
                                                                                              SECURITIES
                                                 NUMBER OF                                REMAINING AVAILABLE
                                              SECURITIES TO BE                            FOR FUTURE ISSUANCE
                                                ISSUED UPON           WEIGHTED-AVG.           UNDER EQUITY
                                                EXERCISE OF         EXERCISE PRICE OF      COMPENSATION PLANS
                                                OUTSTANDING            OUTSTANDING             (EXCLUDING
                                             OPTIONS, WARRANTS      OPTIONS, WARRANTS     SECURITIES REFLECTED
PLAN CATEGORY                                   AND RIGHTS (#)         AND RIGHTS ($)       IN COLUMN (A)) (#)
-----------------------------------------   --------------------   --------------------   --------------------
Equity compensation plans approved
      by security holders ...............              1,349,593                   0.50                103,145
Equity compensation plans not
      approved by security holders ......                363,185                   2.34                   --
                                            --------------------   --------------------   --------------------
Total ...................................              1,712,778                   0.89                103,145
                                            --------------------   --------------------   --------------------

         On August 3, 2006, Burton Katz was granted an option to purchase 250,000 shares of Common Stock of New Motion at a per share exercise price of $3.40. Subsequent to the Exchange, this option entitles Mr. Katz to purchase 363,185 shares of Common Stock at a per share exercise price of $2.34. This option vests as follows: 33.3% of the shares subject to the option vest on August 1, 2007 and the remaining 66.7% of the shares subject to the option vest monthly over the next 24 months thereafter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding our common stock beneficially owned on March 15, 2007 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group, on a pro forma basis to reflect the conversion of our Preferred Stock into common stock, assuming such transactions were completed as of such date. Based on the foregoing assumptions, the table reflects a total of 3,504,103,805 shares of common stock and 11,680,346 shares of common stock outstanding as of March 15, 2007 on a pre- and post-Reverse Split basis, respectively. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, each person in the table has sole voting and investment power with respect to the shares shown. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o New Motion, Inc., 42 Corporate Park, Suite 250, Irvine CA, 92606.

                                                      AMOUNT OF      AMOUNT OF
                                                      BENEFICIAL     BENEFICIAL
                                                      OWNERSHIP      OWNERSHIP
                                                     PRE-REVERSE    POST-REVERSE    PERCENT
   NAME AND ADDRESS OF BENEFICIAL OWNER (1)             SPLIT           SPLIT       OF CLASS
--------------------------------------------------------------------------------------------
Burton Katz ....................................            --              --          *
Allan Legator (2) ..............................      56,012,623         186,709      1.6%
Scott Walker (3) ...............................     475,172,199       1,583,907     13.5%
Raymond Musci (4) ..............................     130,746,384         435,821      3.7%
Shane Maidy (5) ................................      14,527,231          48,424        *
Drew Larner (6) ................................      14,324,738          47,749        *
Barry I. Regenstein ............................       1,250,100           4,167        *
Robert S. Ellin (7) ............................     429,750,000       1,432,500     12.3%
     c/o Trinad Management LLC
     2121 Avenue of the Stars, Suite 1650
     Los Angeles, California 90067
Jerome Chazen (8) ..............................       2,737,911           9,126        *
     c/o Chazen Capital Partners
     676 Fifth Avenue
     New York, New York 10153
All Executive Officers and Directors as a Group
   (9 persons) (9) .............................   1,124,521,186       3,748,403     32.1%

5% STOCKHOLDERS:
MPLC Holdings, LLC (10) ........................     821,507,861       2,738,360     23.4%
     15260 Ventura Boulevard, 20th Floor
     Sherman Oaks, California 91403
Jeffrey Akres (10) .............................     832,170,229       2,773,901     23.7%
     c/o MPLC Holdings, LLC
Trinad Capital Master Fund, Ltd. (7) ...........     429,750,000       1,432,500     12.3%
Trinad Management, LLC
Trinad Capital LP
Trinad Advisors GP, LLC
Jay A. Wolf (11) ...............................     364,999,800       1,216,666     10.4%
     c/o Trinad Management LLC
Brad Greenspan .................................     229,098,173         763,661      6.5%
Destar LLC (12) ................................     371,134,935       1,237,116     10.6%
     2450 Colorado Avenue, Suite 100, East Tower
     Santa Monica, California 90404
Europlay Capital Advisors, LLC (13) ............     217,910,640         726,369      6.2%
     15260 Ventura Boulevard, 20th Floor
     Sherman Oaks, California 91403
Lyrical Opportunity Partners II LP (14) ........     341,619,602       1,138,732      9.7%
Lyrical Opportunity Partners II Ltd.
     405 Park Avenue, 6th Floor
     New York, NY 10022

* Less than 1.0%

(1) Unless otherwise stated, the address is c/o New Motion, Inc., 42 Corporate Park, Suite 250, Irvine, California 92606.

(2) Includes 2,745,674 shares (9,152 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the exercise of outstanding warrants and 53,266,949 shares (177,557 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the exercise of outstanding stock options.

(3) Includes 4,314,631 shares (14,382 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the exercise of outstanding warrants and 470,857,569 shares (1,569,525 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the conversion of 108,039 shares of Series C Preferred Stock.

(4) Includes 130,746,384 shares (435,821 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the conversion of 30,000 shares of Series C Preferred Stock.

(5) Includes 14,527,231 shares (48,424 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the exercise of outstanding stock options.

(6) Includes 14,324,738 shares (47,749 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the exercise of outstanding stock options.

(7) Includes 69,750,000 shares (232,500 shares on a post-Reverse Split basis) of Common Stock, and 360,000,000 shares (1,200,000 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the conversion of Series A Stock, owned by Trinad Capital Master Fund, Ltd.

         Trinad Management, LLC (as the manager of the Trinad Capital Master Fund, Ltd. and Trinad Capital LP), Robert S. Ellin and Jay A. Wolf (as a Managing Member and Managing Director, respectively of Trinad Advisors GP, LLC and Trinad Management, LLC) may be deemed to be the beneficial owners of these shares.

         Trinad Capital LP (as the owner of 90% of the shares of Trinad Capital Master Fund, Ltd.) and Trinad Advisors GP, LLC (as the general partner of Trinad Capital LP), each may be deemed to be the beneficial owner of 90% of the shares of the 1,432,500 shares of the Common Stock (on an as converted basis) held by Trinad Capital Master Fund, Ltd., representing 12.9% of the outstanding Common Stock on an as converted basis. Each of Trinad Capital LP, Trinad Management, LLC and Trinad Advisors GP, LLC disclaim beneficial ownership of the shares of Common Stock directly beneficially owned by Trinad Capital Master Fund, Ltd.

         Each of Robert S. Ellin and Jay A. Wolf disclaim beneficial ownership of the shares of Common Stock directly beneficially owned by Trinad Capital Master Fund, Ltd. except to the extent of his pecuniary interests therein. Robert S. Ellin and Jay A. Wolf have shared power to direct the vote and shared power to direct the disposition of these shares.

(8) Includes 2,737,911 shares (9,126 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the exercise of an outstanding options.

(9) Includes 85,868,918 shares (286,230 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the exercise of outstanding options and warrants and 1,038,652,268 shares (3,462,173 shares on a post-Reverse Split basis) of Common Stock that is held by, or may be acquired within 60 days of March 15, 2007 upon the conversion of shares of Series C Preferred Stock.

(10) In addition to exercising voting and dispositive power over the shares owned by MPLC Holdings, LLC, Jeffrey Akres individually owns 10,662,368 shares (35,541 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the conversion of 2,447 shares of Series C Stock.

(11) Jay A. Wolf disclaims beneficial ownership of the shares of Common Stock directly beneficially owned by Trinad Capital Master Fund, Ltd. except to the extent of his pecuniary interests therein. Robert S. Ellin and Jay A. Wolf have shared power to direct the vote and shared power to direct the disposition of shares owned by Trinad Capital Master Fund, Ltd. Jay A. Wolf individually owns 4,999,800 shares (16,666 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the conversion of
         83.33 shares of Series D Stock.

(12) Includes 225,789,000 shares (752,630 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the conversion of 376.315 shares of Series B Preferred Stock and 134,013,135 shares (446,710 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the conversion of 30,750 shares of Series C Preferred Stock and 11,332,800 shares (37,776 shares on a post Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the conversion of 188.88 shares of Series D Preferred Stock. Dave Smith exercises voting and dispositive power over these shares. While Trinad Capital Master Fund, Ltd. has an economic interest in Destar

         LLC, it has no power to vote or dispose of the shares held by Destar LLC and, accordingly, disclaims beneficial ownership of the shares held by Destar LLC except to the extent of its pecuniary interest therein.

(13)     Joseph M.  Miller,  one of the Managing  Directors of Europlay  Capital
         Advisors, LLC, exercises voting and dispositive power over these shares.

(14) Includes 133,420,800 shares (444,736 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the conversion of 222 shares of Series B Preferred Stock, 77,530,802 shares (258,436 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the conversion of 17,790 shares of Series C Preferred Stock, and 130,668,000 shares (435,560 shares on a post-Reverse Split basis) of Common Stock that may be acquired within 60 days of March 15, 2007 upon the conversion of 2,177.8 shares of Series D Preferred Stock. Jeff Keswin, as managing member, exercises voting and dispositive power over these securities.


          ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                             DIRECTOR INDEPENDENCE

         Other than the employment arrangements described above in "Executive Compensation" and the transactions described below, since January 1, 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         o in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our assets at year-end for the last three completed fiscal years; and

         o in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

MPLC

         On March 8, 2007, MPLC entered into an employment agreement with Scott Walker, the terms of which are described above on page 39 under the heading, "Employment Contracts."

         On February 28, 2007, MPLC entered into a Securities Purchase Agreement with various accredited investors as listed on the signature pages thereto pursuant to which MPLC agreed to sell to the investors in a private offering approximately 8,334 shares of its Series D Stock for an aggregate purchase price of approximately ten million eight hundred dollars ($10,000,800). Trinad has an economic interest in Destar LLC, one of the Series D Investors who purchased
188.88  shares of Series D Stock with an aggregate  purchase  price of $226,651.
Trinad has no power to vote or dispose of such shares and, accordingly, disclaims beneficial ownership of the shares held by Destar LLC.

         On February 16, 2007, MPLC granted Jerome Chazen an option to purchase 50,000 shares of common stock on a post-Reverse Split basis at an exercise price of $6.00. On the same date, MPLC granted each of Drew Larner and Barry Regenstein an option to purchase 25,000 shares of common stock on a post-Reverse Split basis at an exercise price of $6.00. Also on February 16, 2007, MPLC granted Burton Katz an option to purchase 81,250 shares of common stock on a post-Reverse Split basis at an exercise price of $6.00.

         On February 12, 2007, MPLC consummated the transactions contemplated under the Series B Purchase Agreement with the Series B Investors. Trinad has an economic interest in Destar LLC, one of the Series B Investors who purchased
376.315 shares of Series B Preferred Stock with an aggregate purchase price of $3,763,150. Trinad has no power to vote or dispose of such shares and, accordingly, disclaims beneficial ownership of the shares held by Destar LLC.

         On January 24, 2007, MPLC entered into a Series A Convertible Preferred Stock Purchase Agreement with Trinad Capital Master Fund, Ltd., MPLC's controlling shareholder, pursuant to which MPLC agreed to sell to Trinad in a private offering one share of its Series A Convertible Preferred Stock, par value $0.10 per share, for an aggregate purchase price of $3.5 million.

         In addition, pursuant to a Registration Rights Agreement with Trinad, dated as of January 24, 2007, MPLC granted Trinad certain registration rights with respect to all of the shares of Common Stock owned by Trinad, including the Common Stock underlying the Series A Preferred Stock sold in the offering. If, at any time after the date of the Series A Convertible Preferred Stock Purchase Agreement, MPLC proposes to file a Registration Statement with respect to an offering of equity securities, or securities or other obligations exercisable or exchangeable for, or convertible into, equity securities, MPLC is required to offer to Trinad the opportunity to register its shares of MPLC's stock. Trinad may, additionally, at any time and from time to time after the first anniversary of the date of the Series A Convertible Preferred Stock Purchase Agreement, request in writing that MPLC register the resale of any or all of such registrable securities on Form S-3 or any similar short-form registration, but MPLC is not obligated to effect such request through an underwritten offering.

         On October 24, 2006, MPLC and certain of its stockholders entered into a Common Stock Purchase Agreement with Trinad, pursuant to which we agreed to redeem 23,448,870 shares of Common Stock from the stockholders and sell an aggregate of 69,750,000 shares of our Common Stock, representing 93% of our issued and outstanding shares of Common Stock on the closing date, to Trinad in a private placement transaction for aggregate gross proceeds to us of $750,000, $547,720 of which was used for the redemption described below, and $202,280 was used to pay all loans to MPLC from Isaac Kier, a former director and the former president, treasurer and secretary of MPLC.

         Simultaneously with the sale of shares of Common Stock to Trinad, MPLC redeemed 23,448,870 shares of Common Stock from certain stockholders of MPLC for a purchase price of $547,720. In addition, following closing, Mr. Kier or First Americas Management LLC ("First Americas"), an affiliate of Mr. Kier, was no longer obligated to provide office space or services to MPLC.

         On April 26, 2005, MPLC issued 25,828,983 restricted shares of its common stock to First Americas in exchange for $75,000 in cash. Mr. Kier, a former director of MPLC, is the sole member of First Americas. First Americas subsequently distributed shares to Mr. Kier who sold shares to Mr. Chazen and three other individuals.

         In February 2005,  MPLC paid David Allen, a former officer and director
of  MPLC,  a  $100,000  bonus  for  continuing   with  MPLC  during   bankruptcy
proceedings. This payment was approved by the Bankruptcy Court.

NEW MOTION

         New Motion had Secured Convertible Promissory Notes outstanding in the principal amounts of $15,000, $100,000 and $50,000 which were issued to Scott Walker, its Chief Executive Officer and President, on June 10, 2005, August 2, 2005, and August 24, 2005, respectively. In addition, we had Secured Convertible Notes in the principal amounts of $35,000, $50,000 and $20,000 which were issued to SGE, a corporation owned by Allan Legator, our Chief Financial Officer and Secretary, on June 10, 2005, August 2, 2005, and August 24, 2005, respectively. The notes are convertible into securities issued in the next financing resulting in gross proceeds of at least $500,000 ("Qualified Financing") at 80% of per share price in Qualified Financing. On January 26, 2007, New Motion agreed with each of Scott Walker and SGE that the warrants would entitle Scott Walker to purchase 9,900 shares of New Motion's common stock at an exercise price of $5.00 per share and SGE to purchase 6,300 shares of New Motion's common stock at an exercise price of $5.00 per share. After the Exchange and the assumption of the warrants, Mr. Walker's warrant now entitles him to purchase 14,384 shares of Common Stock (on a post-Reverse Split basis) at an exercise price of $3.44 per share and SGE's warrant now entitles SGE to purchase 9,153 shares of Common Stock (on a post-Reverse Split basis) at an exercise price of $3.44 per share. All notes referenced above were paid in full with interest according to the terms of the notes by September 2006.

         Burton Katz is party to an Employment Agreement with New Motion dated August 28, 2006. The terms of Mr. Katz's Employment Agreement have been disclosed under Item 10, "Executive Compensation," "New Motion Compensation." Mr. Katz received compensation, not including option awards, in the amount of $137,151 in fiscal 2006 pursuant to the terms of his Employment Agreement.

         Raymond Musci is party to a Contractor Agreement with New Motion dated January 11, 2006. The terms of Mr. Musci's Contractor Agreement have been previously disclosed. Mr. Musci received a fee of $307,500 under the terms of the Contractor Agreement during fiscal 2006.

PROMOTERS AND CONTROL PERSONS

         Prior to February 12, 2007, MPLC existed as a "shell company" with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On February 12, 2007, we consummated an exchange transaction in which we acquired all of the outstanding ownership interests of New Motion, a Delaware corporation from its stockholders in exchange for an aggregate of 500,000 shares of our series C convertible preferred stock. At the closing of the exchange transaction, New Motion became our wholly-owned subsidiary. The exchange transaction was accounted for as a reverse merger (recapitalization) with New Motion deemed to be the accounting acquirer, and MPLC the legal acquirer.

         In addition, please see the description of the transactions which occurred on October 24, 2006 between MPLC and certain of its stockholders set forth above.

DIRECTOR INDEPENDENCE

         Our board of directors currently consists of six members: Burton Katz, Raymond Musci, Drew Larner, Barry I. Regenstein, Robert S. Ellin, and Jerome Chazen. Each director was elected either at a meeting of shareholders or by written consent of the shareholders and serves until our next annual meeting or until his or her successor is duly elected and qualified.

         We do not have a separately designated audit, compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors. We are not a "listed company" under SEC rules and are therefore not required to have separate committees comprised of independent directors. We have, however, determined that Drew Larner is "independent" as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market. Although we do not maintain an audit committee, we do have an audit committee "financial expert", Barry Regenstein, within the meaning of Item 401(d) of Regulation S-B.

         We intend to establish an audit committee, compensation committee, and nominating and corporate governance committee following the expansion of our board to include at least three directors who are independent under the applicable rules of the SEC and NASDAQ.

                                ITEM 13. EXHIBITS

         The exhibits as indexed immediately following the signature page of this Report are included as part of this Form 10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MPLC, INC.


         Date: March 30, 2007         /s/ Allan Legator
                                      ---------------------------------------
                                      By:  Allan Legator
                                      Its: Chief Financial Officer (Principal
                                           Financial and Accounting Officer)



                                POWER OF ATTORNEY

         The undersigned directors and officers of MPLC, Inc. do hereby constitute and appoint Raymond Musci and Allan Legator, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              NAME                             TITLE                   DATE
              ----                             -----                   ----

        /S/ BURTON KATZ              Chief Executive Officer      March 30, 2007
-----------------------------        and Director (Principal
          Burton Katz                Executive Officer)

       /S/ ALLAN LEGATOR             Chief Financial Officer      March 30, 2007
-----------------------------        and Secretary (Principal
         Allan Legator               Financial and Accounting
                                     Officer)

       /S/ RAYMOND MUSCI             President, Director          March 30, 2007
-----------------------------
         Raymond Musci

        /S/ DREW LARNER              Director                     March 30, 2007
-----------------------------
          Drew Larner

      /S/ ROBERT S. ELLIN            Director                     March 30, 2007
-----------------------------
        Robert S. Ellin

    /S/ BARRY I. REGENSTEIN          Director                     March 30, 2007
-----------------------------
      Barry I. Regenstein

       /S/ JEROME CHAZEN             Director                     March 30, 2007
-----------------------------
         Jerome Chazen

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                     TITLE
-------  -----------------------------------------------------------------------

2.1 Exchange Agreement dated January 31, 2007, among MPLC, Inc., New Motion, Inc., the Stockholders of New Motion, Inc. and Trinad Capital Master Fund, Ltd. Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 1, 2007. **

3.1      Restated  Certificate of  Incorporation.  Incorporated  by reference to
         Exhibit 3.1 to the Registrant's Form 10-SB (File No. 34-51353) filed with the Commission on June 10, 2005.

3.2 Certificate of Amendment to the Restated Certificate of Incorporation, dated October 12, 2004. Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB (File No. 34-51353) filed with the Commission on June 10, 2005.

3.3 Certificate of Amendment to the Restated Certificate of Incorporation, dated April 8, 2005. Incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-SB (File No. 34-51353) filed with the Commission on June 10, 2005.

3.4 Bylaws. Incorporated by reference to Exhibit 3.4 to the Registrant's Form 10-SB (File No. 000-51353) filed with the Commission on June 10, 2005.

4.1 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on January 26, 2007.

4.2 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 1, 2007.

4.3 Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1.6 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

4.4 Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on March 6, 2007.

4.5 Series A Convertible Preferred Stock Registration Rights Agreement. Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on January 26, 2007.

4.6 Series D Convertible Preferred Stock Registration Rights Agreement. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on March 6, 2007.

4.7 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007. *

4.8      Form of Stock Option  Agreement.  Incorporated  by reference to Exhibit
         4.4 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007. *

10.1 Common Stock Purchase Agreement, dated October 24, 2006, among the Registrant, Trinad Capital Master Fund, Ltd., Isaac Kier, Jerome A. Chazen, Sid Banon, Lawrence S. Coben and Ralph Kier. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on October 30, 2006.

10.2 Series A Convertible Preferred Stock Purchase Agreement dated January 24, 2007, between the Registrant and Trinad Capital Master Fund, Ltd. Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 000-51353) filed with the Commission on January 26, 2007.

10.3 Series B Convertible Preferred Stock Purchase Agreement dated January 30, 2007, among the Registrant, Watchung Road Associates, L.P., Lyrical Opportunity Partners II LP, Lyrical Opportunity Partners II Ltd. and Destar LLC. Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File No. 33-51353) filed with the Commission on February 13, 2007.

10.4 Series D Convertible Preferred Stock Purchase Agreement dated February 28, 2007, between the Registrant and various purchasers. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 33-51353) filed with the Commission on March 6, 2007.

10.5 Voting Agreement dated February 21, 2007 among Trinad Capital Master Fund, Raymond Musci, MPLC Holdings, LLC, Europlay Capital Advisors, LLC and Scott Walker. Incorporated by reference to Exhibit 10.34 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on March 6, 2007.

10.6 Master SMS Services Agreement dated April 19, 2005, between New Motion, Inc. and Mobile Messenger Pty Ltd. Incorporated by reference to Exhibit
         10.1 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.7 Addendum dated April 28, 2005 to Master SMS Services Agreement dated April 19, 2005, between New Motion, Inc. and Mobile Messenger Pty Ltd. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.8 Amendment to Mobile Gateway Agreement dated July 1, 2005, between New Motion, Inc. and Mobile Messenger Australia Pty Ltd. This amendment is an addendum to the Master SMS Services Agreement dated April 19, 2005, between New Motion, Inc. and Mobile Messenger Pty Ltd. Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.
10.9 Standard Multi-Tenant Office Lease dated July 6, 2005, between New Motion, Inc. and Dolphinshire, L.P. Incorporated by reference to
         Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.10 Software Development and Consulting Agreement dated July 19, 2005, between New Motion, Inc. and e4site, Inc. d/b/a Visionaire. Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.11 Engagement Letter dated August 2, 2005 and amended January 10, 2006, between New Motion, Inc. and Anest Financial Solutions. Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.12 Master Equipment Lease Schedule dated August 5, 2005, between New Motion, Inc. and VAResources, Inc. Incorporated by reference to Exhibit
         10.7 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.13 Premium Service Agreement dated September 1, 2005, between New Motion, Inc. and Mobile Messenger Australia Pty Ltd. Incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.14 Executive Employment Agreement dated October 1, 2005, between New Motion, Inc. and Allan Legator. Incorporated by reference to Exhibit
         10.9 to the Registrant's Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007. *

10.15 Executive Employment Agreement dated March 8, 2007, between MPLC, Inc. and Scott Walker. Incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on March 14, 2007. *

10.16 Executive Employment Agreement dated October 1, 2005, between New Motion, Inc. and Shane Maidy. . Incorporated by reference to Exhibit
         10.11 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007. *

10.17 Employment Agreement dated October 1, 2005, between New Motion, Inc. and Brian Singleton. Incorporated by reference to Exhibit 10.12 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007. *

10.18 Letter Agreement dated October 20, 2005, between New Motion, Inc. and The Strickholm Company. Incorporated by reference to Exhibit 10.13 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.19 License Agreement dated December 1, 2005, between New Motion, Inc. and Jaytu Technologies, LLC dba SigAlert.com. Incorporated by reference to
         Exhibit 10.14 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.20 Master Agreement for Products and Services dated December 29, 2005, between New Motion, Inc. and GoldPocket Wireless, Inc. Incorporated by reference to Exhibit 10.15 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.21 Marketing Agreement dated January 10, 2006, between New Motion, Inc. and Buongiorno USA, Inc. Incorporated by reference to Exhibit 10.16 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.22 Contractor Agreement dated January 11, 2006, between New Motion, Inc. and Raymond Musci. Incorporated by reference to Exhibit 10.17 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007. *

10.23 US Premium Master Service Agreement dated January 17, 2006, between New Motion, Inc. and Mobile Messenger Americas Pty Ltd. Incorporated by reference to Exhibit 10.18 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.24 Addendum dated January 17, 2006 to US Premium Master Service Agreement dated January 17, 2006, between New Motion, Inc. and Mobile Messenger Americas Pty Ltd. Incorporated by reference to Exhibit 10.19 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.25 Addendum dated January 18, 2006 to US Premium Master Service Agreement dated January 17, 2006, between New Motion, Inc. and Mobile Messenger Americas Pty Ltd. Incorporated by reference to Exhibit 10.20 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.26 Sublease Agreement dated July 12, 2006, between New Motion, Inc. and Aeronet Worldwide. Incorporated by reference to Exhibit 10.21 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.27 Engagement Letter dated August 4, 2006, between New Motion, Inc. and Sanders Morris Harris Inc. Incorporated by Eeference to Exhibit 10.22 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the rommission on February 13, 2007.

10.28 Executive Employment Agreement dated August 28, 2006, between New Motion, Inc. and Burton Katz. Incorporated by reference to Exhibit
         10.23 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the rommission on February 13, 2007. *

10.29 Employment Agreement dated October 24, 2006, between New Motion, Inc. and Derrin Griffiths. Incorporated by reference to Exhibit 10.24 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007. *

10.30 Executive Employment Agreement dated October 28, 2006, between New Motion, Inc. and Zach Greenberger. Incorporated by reference to Exhibit
         10.26 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007. *

10.31 Employment Agreement dated October 31, 2006, between New Motion, Inc. and Farlan Dowell. Incorporated by reference to Exhibit 10.27 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007. *

10.32 Asset Purchase Agreement dated January 19, 2007, between New Motion, Inc. and Index Visual & Games Ltd. Incorporated by reference to Exhibit
         10.28 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.33 Secured Convertible Promissory Note issued on January 19, 2007 by New Motion in favor of Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.29 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.34 Messing Agreement dated November 17, 2003, between Mobliss, Inc. and Cingular Wireless LLC, assigned to New Motion, Inc. on January 19, 2007. Incorporated by reference to Exhibit 10.30 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.35 SMS Connectivity Agreement dated January 8, 2004, between Mobliss, Inc. and Cingular Wireless LLC, assigned to New Motion, Inc. on January 19, 2007. Incorporated by reference to Exhibit 10.31 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.36 Heads of Agreement dated January 19, 2007, between New Motion, Inc. and Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.32 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

14.1 Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Registrants Annual Report on Form 10-KSB (File No. 34-51353) filed with the Commission on July 31, 2005.

16.1 Letter regarding change of certifying accountant. Incorporated by reference to Exhibit 16.1 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

21.1     Subsidiaries of the registrant

31.1     Certification   of   Chief   Executive   Officer   pursuant   to   Rule
         13a-14(a)/15d-14(a)

31.2     Certification   of   Chief   Financial   Officer   pursuant   to   Rule
         13a-14(a)/15d-14(a)

32.1     Certification of Chief Financial Officer pursuant to 18 U.S.C.  Section
         1350

* Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-KSB.

** Pursuant to Item 601(b)(2) of Regulation S-B, the schedules to the Exchange Agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Effective February 12, 2007, Windes & McClaughry became our principal independent accounting firm. All audit work was performed by the full time employees of Windes & McClaughry. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Windes & McClaughry. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence, and has approved such services. Prior to February 12, 2007, the principal auditors of the Company were Carlin, Charron & Rosen, LLP.

         The following table sets forth fees billed to us by our auditors during the last two fiscal years for: services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

                                                             December 31,
                                                     ---------------------------
                                                       2006               2005
                                                     --------           --------
Audit Fees ...............................           $ 88,000           $108,977
Audit Related Fees .......................           $ 90,500           $   --
Tax Fees .................................           $ 78,000           $  4,000
All Other Fees ...........................           $   --             $   --

         The audit fees in 2006 include $88,000 of fees billed by Windes & McClaughry and related to the audit of our financial statements for the fiscal years ended December 31, 2005 and 2006. Audit related fees include $82,000 of fees billed by Windes & McClaughry for accounting services related to the review of our quarterly financial statements. Our former auditors, Carlin, Charron & Rosen, LLP provided audit services to MPLC in 2005 and 2006, which consisted of audit fees of $0 in 2006 and $108,977 in 2005 and which related to the audit of MPLC's financial statements for the fiscal years ended July 31, 2005 and 2006. Audit related fees include $8,500 of fees billed by Carlin, Charron & Rosen, LLP for accounting services related to the review of MPLC's quarterly financial statements.

         Tax fees billed in 2005 and 2006, for $72,000 and $4,000, respectively, were for tax return preparation and financial statement tax disclosure for New Motion and was performed by Deloitte and Touche, LLP. Tax fees billed in 2006 for $6,000 was for MPLC's tax return and tax preparation and was performed by David Allan, CPA.

         Raymond Musci (the  President and a member of the Board of Directors of
MPLC) and Allan Legator (the Chief Financial Officer and Secretary of MPLC) were directly responsible for interviewing and retaining the independent accountant, considering the accounting firm's independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. Messrs. Musci and Legator did not delegate these responsibilities, and pre-approved 100% of the services described above.