Form 10QSB
period 2007-03-31
NEW MOTION, INC.
filed 2007-05-15
CIK 1022899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                                   For the quarterly period ended MARCH 31, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          For the transition period from __________ to _________
                               Commission File Number: _________________________

                                NEW MOTION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      34-1775913
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             42 Corporate Park, Suite 250, Irvine, California 92606
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 777-3700
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                   MPLC, Inc.
--------------------------------------------------------------------------------
                                  (Former name)


--------------------------------------------------------------------------------
                                (Former address)

                                    July 31
--------------------------------------------------------------------------------
                              (Former fiscal year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of May 4, 2007, the Company has 11,680,346 shares of Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one)  Yes |_|  No |X|

                                NEW MOTION, INC.


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

TABLE OF CONTENTS..............................................................1
PART I - FINANCIAL INFORMATION.................................................2
ITEM 1. FINANCIAL STATEMENTS...................................................2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............21
ITEM 3. CONTROLS AND PROCEDURES...............................................31
PART II - OTHER INFORMATION...................................................31
ITEM 1. LEGAL PROCEEDINGS.....................................................31
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...........32
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................33
ITEM 6. EXHIBITS..............................................................34

                                NEW MOTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands except share and per share amounts)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                       MARCH 31,
                                                         2007       DECEMBER 31,
                                                      (Unaudited)      2006
                                                     ------------   ------------
ASSETS
CURRENT ASSETS
Cash .............................................   $     17,720   $        544
Accounts receivable, net of allowance for
doubtful accounts of $700 (unaudited)
and $1,263, respectively .........................          3,627          3,527
Prepaid income taxes .............................            733            578
Prepaid expenses and other .......................            359            167
Deferred income taxes ............................            149            149
                                                     ------------   ------------
                                                           22,588          4,965
                                                     ------------   ------------

PROPERTY AND EQUIPMENT ...........................            865            146
                                                     ------------   ------------

OTHER ASSETS
Acquisition costs, net ...........................            130            336
Deposits and other assets ........................             46             47
Intangible asset .................................            460           --
                                                     ------------   ------------
                                                              636            383
                                                     ------------   ------------

TOTAL ASSETS .....................................   $     24,089   $      5,494
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable .................................   $      2,370   $      2,870
Accrued expenses .................................          1,245            837
Short-term note payable ..........................            669           --
Deferred income taxes ............................            564            564
                                                     ------------   ------------
                                                            4,848          4,271
                                                     ------------   ------------

LONG TERM LIABILITIES
Note payable .....................................             89           --
                                                     ------------   ------------

Minority interest in joint venture ...............            155           --
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $0.01, 100,000,000
     authorized, 11,680,346 and 7,263,688
     issued and outstanding, respectively ........            118             73
Additional paid-in capital .......................         18,185             84
Retained earnings ................................            694          1,066
                                                     ------------   ------------
                                                           18,997          1,223
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $     24,089   $      5,494
                                                     ============   ============


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                NEW MOTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
                (in thousands except share and per share amounts)


                                                          2007           2006
                                                      -----------    -----------
NET SALES .........................................   $     5,642    $     3,078

COST OF SALES .....................................           726             63
                                                      -----------    -----------
GROSS PROFIT ......................................         4,916          3,015
                                                      -----------    -----------

EXPENSES
   Selling and marketing ..........................         2,987            514
   General and administrative .....................         2,200            880
                                                      -----------    -----------
                                                            5,187          1,394
                                                      -----------    -----------
INCOME (LOSS) FROM OPERATIONS .....................          (271)         1,621
                                                      -----------    -----------
OTHER EXPENSE (INCOME)
   Other expense, net .............................            21             24
   Interest (income) expense, net .................           (79)             4
                                                      -----------    -----------
                                                              (58)            28
                                                      -----------    -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES ...          (213)         1,593

PROVISION FOR INCOME TAXES ........................             4            396
                                                      -----------    -----------

INCOME (LOSS) BEFORE MINORITY INTEREST ............          (217)         1,197

MINORITY INTEREST, NET OF PROVISION FOR INCOME
   TAX OF $80 .....................................           155           --
                                                      -----------    -----------

NET INCOME (LOSS) .................................          (372)         1,197
                                                      ===========    ===========

NET INCOME (LOSS) PER SHARE:

Basic .............................................   $     (0.04)   $      0.16
                                                      ===========    ===========
Diluted ...........................................   $     (0.04)   $      0.15
                                                      ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic .............................................     9,483,004      7,263,688
                                                      ===========    ===========
Diluted ...........................................     9,483,004      7,750,426
                                                      ===========    ===========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                NEW MOTION, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
                                 (in thousands)

                                                            2007         2006
                                                          --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ....................................    $   (372)    $  1,197
Adjustments to reconcile net income
   to net cash from operating activities:
Allowance for doubtful accounts ......................        (563)        (566)
Depreciation and amortization ........................         194            7
Stock-based compensation expense .....................         194         --
Deferred income taxes ................................        --           --
Minority interest in net income of consolidated
   joint venture, net of income tax ..................         155         --
Changes in operating assets and liabilities:
Accounts receivable ..................................         463          670
Prepaid income taxes .................................        (155)        --
Prepaid expenses .....................................        (192)         (25)
Deposits and other assets ............................           1           (1)
Accounts payable .....................................        (500)        (239)
Accrued expenses .....................................         408          163
                                                          --------     --------
Net Cash Provided By Operating Activities ............        (367)       1,206
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Mobliss transaction .................         (36)        --
Purchase of property and equipment ...................         (56)        --
                                                          --------     --------
Net Cash Used In Investing Activities ................         (92)        --
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from notes payable ........................        --           --
Repayment of notes payable ...........................        (530)         (54)
Expenditures for equity financing ....................        (363)        --
Issuance of warrants .................................          57         --
Issuance of preferred stock ..........................      18,471         --
                                                          --------     --------
Net Cash Provided By (Used In) Financing
   Activities ........................................      17,635          (54)
                                                          --------     --------

NET CHANGE IN CASH ...................................      17,176        1,152
CASH AT BEGINNING OF PERIOD ..........................         544          350
                                                          --------     --------

CASH AT END OF PERIOD ................................    $ 17,720     $  1,502
                                                          ========     ========

Supplemental disclosures of cash flow information

Cash paid for interest and taxes .....................    $     (2)    $   (146)
                                                          ========     ========
Non cash investing and financing disclosure (certain
  other investing and financing transactions are
  disclosed in our financial statements footnotes):
    Acquisition of property and equipment by issuance
      of notes payable ...............................    $   (708)    $   --
                                                          ========     ========
    Acquisition of intangible assets by issuance
      of notes payable ...............................    $   (580)    $   --
                                                          ========     ========


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                NEW MOTION, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JANUARY 1, 2007 TO MARCH 31, 2007
                                   (Unaudited)
                       (in thousands except share amounts)

                                            SERIES A                   SERIES B                   SERIES D
                                    ------------------------   ------------------------   ------------------------
                                      SHARES        AMOUNT       SHARES        AMOUNT       SHARES        AMOUNT
                                    ----------    ----------   ----------    ----------   ----------    ----------
BALANCE AT JANUARY 1, 2007 ......         --            --           --            --           --            --

Financing Costs related to
reverse acquisition of MPLC .....         --            --           --            --           --            --
Issuance of Series A Preferred
(See Note 7) ....................            1          --           --            --           --            --
MPLC Common Exchange (See Note 7)         --            --           --            --           --            --
Issuance of Series B Preferred
(See Note 7) ....................         --            --            650          --           --            --
Issuance of Series D Preferred
(See Note 7) ....................         --            --           --            --          8,333             1
Equity issuance costs related to
issuance of preferred stock .....         --            --           --            --           --            --
Stock-based compensation expense          --            --           --            --           --            --
Value of warrants issued (See
Note 8) .........................         --            --           --            --           --            --
Reverse split and conversion
(See Note 7) ....................           (1)         --           (650)         --         (8,333)           (1)
Net loss ........................         --            --           --            --           --            --
                                    ----------    ----------   ----------    ----------   ----------    ----------
BALANCE AT MARCH 31, 2007 .......         --      $     --           --      $     --           --      $     --


                                             COMMON           ADDITIONAL
                                    -----------------------    PAID-IN       RETAINED
                                      SHARES       AMOUNT      CAPITAL       EARNINGS        TOTAL
                                    ----------   ----------   ----------    ----------    ----------
BALANCE AT JANUARY 1, 2007 ......    7,263,688   $       73   $       84    $    1,066    $    1,223

Financing Costs related to
reverse acquisition of MPLC .....         --           --           (576)         --            (576)
Issuance of Series A Preferred
(See Note 7) ....................         --           --          3,500          --           3,500
MPLC Common Exchange (See Note 7)      250,000            3           (3)         --            --
Issuance of Series B Preferred
(See Note 7) ....................         --           --          6,500          --           6,500
Issuance of Series D Preferred
(See Note 7) ....................         --           --          9,999          --          10,000
Equity issuance costs related to
issuance of preferred stock .....         --           --         (1,529)         --          (1,529)
Stock-based compensation expense          --           --            194          --             194
Value of warrants issued (See
Note 8) .........................         --           --             57          --              57
Reverse split and conversion
(See Note 7) ....................    4,166,658           42          (41)         --            --
Net loss ........................         --           --           --            (372)         (372)
                                    ----------   ----------   ----------    ----------    ----------
BALANCE AT MARCH 31, 2007 .......   11,680,346   $      118   $   18,185    $      694    $   18,997


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -BACKGROUND AND BASIS OF PRESENTATION

BUSINESS AND HISTORY

         New Motion, Inc. ("New Motion" or the "Company") is digital entertainment company headquartered in Irvine, California. The Company provides a wide range of digital entertainment products and services, using the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies in its three major product lines:
MobileSidewalk(TM), RingtoneChannel and Bid4Prizes. MobileSidewalk(TM) is one of the largest U.S.-based mobile entertainment companies, RingtoneChannel is a mobile storefront provider, and Bid4Prizes is a low-bid mobile auction game. Other products include, among others, "MobileSidewalk's Music Trivia," "Ringtone Club," "Gator Arcade," "The Sports Page(R)," "Sigalert" and "RestaurantRow.com."

         New Motion was formed in 2005 by the stockholders of BroadSpring, Inc., a Delaware corporation ("Broadspring") with the intent of exploring mobile opportunities in the U.S. and the eventual possibility of transferring the mobile business out of BroadSpring. In June 2005, BroadSpring transferred the business of RingtoneChannel to New Motion and RingtoneChannel continued operations as a legal subsidiary of New Motion. RingtoneChannel was originally incorporated on February 23, 2004 and was acquired by BroadSpring in June 2004 as a wholly-owned subsidiary to explore mobile opportunities in the United States market. This transition was deemed a continuation of an existing business controlled by common ownership and the historical operating results of RingtoneChannel from its inception in February 2004 to the date of the transition are therefore included in the financial statements of New Motion. All expenditures by BroadSpring on behalf of RingtoneChannel during the period in which it was a subsidiary of BroadSpring were recorded in the historical operating results of RingtoneChannel and thus were included in the financial statements of the combined New Motion-RingtoneChannel entity. The assets and liabilities of RingtoneChannel were recorded at their historical cost basis at that time of the transition and not marked to fair value by either BroadSpring or New Motion.

         In February 2007, New Motion completed an exchange transaction (the "Exchange") to capitalize the Company and to merge with a publicly traded company, MPLC, Inc. ("MPLC"), so that New Motion became a publicly traded company, now trading under the ticker "NWMO" on the Over-The-Counter Bulletin Board. For accounting purposes the acquisition was treated as a "reverse acquisition" and New Motion was the "accounting acquiror." Therefore, the transaction was accounted for as a recapitalization of New Motion and recorded based on MPLC's net tangible assets acquired by New Motion. No goodwill or other intangible assets was recorded. Effective at closing, the Company changed its fiscal year end to December 31. Also, because New Motion was the "accounting acquiror," the historical financial statements prior to the merger are those of New Motion. As part of the recapitalization, the Company raised gross proceeds of approximately $20 million in equity financing through the sale Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

         Effective on May 2, 2007, after receiving the affirmative vote from the Company's stockholders on March 15, 2007, MPLC changed its corporate name to New Motion, Inc., completed a 1-for-300 reverse split of its common stock (the "Reverse Split"), increased its authorized shares of common stock from 75,000,000 to 100,000,000 and adopted the 2007 Stock Incentive Plan (the "2007 Plan"). Upon the effectiveness of the Reverse Split on May 2, 2007, all classes of the Company's preferred stock converted into common stock.

         The Company's condensed balance sheet as of December 31, 2006 has been derived from audited financial statements and the interim condensed consolidated financial statements have been prepared from the records of the Company without audit. The Company's unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

not misleading. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at March 31 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006, respectively, have been made. These interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for each of the two years in the period ended December 31, 2006 contained in the Company's Annual Report on Form 10-KSB filed with the SEC on April 2, 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of RingtoneChannel from its inception in February 2004 and the accounts of New Motion from its inception in March 2005. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has focused its efforts on the high-growth opportunities in the United States market with less focus on the international market that was historically Ringtone Channel's business. As such, by September 2006, the operations of RingtoneChannel were essentially blended into the operations of New Motion and the Company began the process for the eventual dissolution of the RingtoneChannel legal entity.

         The condensed consolidated financial statements also include the accounts of the Company's Mobile Entertainment Channel Corporation ("MEC") joint venture. On January 19, 2007, the Company entered into a Heads of Agreement with Index Visual & Games Ltd. ("IVG") setting forth the terms of the joint venture to distribute IVG content within North America and to manage and service the Mobliss, Inc. ("Mobliss") assets acquired from IVG. In accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51," the results of MEC have been consolidated with the Company's accounts because the Company (i) currently controls the joint venture's activities, (ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expects to fund the joint venture for the foreseeable future. The Company owns a 49% stake and IVG owns a 51% stake in the joint venture. As a result of the consolidation, the minority interest liability on the Company's balance sheet represents IVG's interest in operating results of the joint venture.

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

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of current assets and liabilities are carried at historical value. Due to the relatively short maturity of these items, historical values are a reasonable estimate of their fair values.

FOREIGN CURRENCY RISK

         The Company has conducted a small amount of sales activity in Australia which is collected by its billing partner in Australian currency and remitted to the Company in the U.S. In addition, the Company's subsidiary in Australia conducts its business in its local currency. The Company has experienced insignificant foreign exchange gains and losses to date without engaging in any hedging activities.

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

The following table reflects the concentration of sales with these customers:

                                FOR THE THREE MONTHS
                                   ENDED MARCH 31,
                             -------------------------
                                 2006          2007
                             -------------------------
SIGNIFICANT CUSTOMERS:
REVENUES
Customer A                         87%           15%
Customer B                         13%           - %
Customer C                         - %           85%

ACCOUNTS RECEIVABLE
Customer A                         67%           22%
Customer B                         33%           - %
Customer C                          0%           78%

ACCOUNTS RECEIVABLE

         Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company makes estimates for future refunds, charge backs or credits, and provides for these probable uncollectible amounts through a credit to a valuation allowance and a reduction of recorded revenues in the period for which the sale occurs based on analyses of previous rates and trends, which have historically varied between 10% and 17% of gross revenue. This reserve is reconciled once a carrier remits total payment to the Company's aggregator, who subsequently remits payments to the Company, usually between 90 to 180 days after billing. Balances that are still outstanding and deemed uncollectible after management has performed this reconciliation are written off through a charge to the valuation allowance and a credit to trade accounts receivable. The Company has an arrangement with its aggregators that allows for the collection of 70% of the outstanding receivable from the aggregator within 30 days, instead of waiting the 90 to 180 days for the final carrier confirmation of the receivable. The Company believes that the reserve established against the accounts receivable balance is adequate to cover any credits and charge backs from the carrier and that the Company will not be required to repay any amounts to the aggregator.

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

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

REVENUE RECOGNITION

         The Company recognizes revenue from the sale or subscription of its applications to wireless subscribers under distribution agreements with wireless carriers and other distributors in the period in which the applications are purchased or over the period in which the applications are subscribed, assuming that: fees are fixed and determinable; we have no significant obligations remaining; and collection of the related receivable is reasonably assured. The Company makes estimates and creates reserves for future refunds, charge backs or credits in the period for which the sale occurs based on analyses of previous rates and trends, which have historically varied between 10% and 17% of gross revenue. This reserve is reconciled once a carrier remits total payment to the Company's aggregator, who subsequently remits payment usually 90 to 180 days after billing. Management reviews the revenue by carrier on a monthly basis and gross billings on a daily basis to identify unusual trends that could indicate operational, carrier or market issues which could lead to a material misstatement in any reporting period. Additionally, on a weekly basis, management monitors cash settlements made by carriers to the

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

aggregators. The Company's policy is to record differences between recognized revenues and actual revenue in the next reporting period once the actual amounts are determined. To date, differences between estimates and ultimate reconciled revenues have not been significant.

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

ADVERTISING AND MARKETING EXPENSE

         The Company expenses advertising and marketing costs as incurred. For the quarters ended March 31, 2006 and 2007, advertising and marketing expenses were $514,000 and $2,987,000, respectively.

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

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company and its subsidiaries file income tax returns in the U.S. and Australian federal jurisdictions and the state of California jurisdiction. The Company is subject to U.S. and Australia federal examinations and California state examinations by tax authorities. The statute of limitations for 2005 and 2006 in all jurisdictions remains open and are subject to examination by tax authorities.

         The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately $0 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The amount of unrecognized tax benefits as of January 1, 2007, and March 31, 2007, are $0 and $0, respectively.

         Included in the balance at January 1, 2007, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. Also included in the balance at January 1, 2007, are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company expects no adjustment to its amount of unrecognized tax benefits during 2007.

         The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties at March 31, 2007.

         For the three months ended March 31, 2007, the Company's provision for income taxes of approximately $4,000, represents a current tax benefit for the Company of $155,000, offset by a tax provision of $159,000 for our consolidated joint venture entity, MEC.

EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing reported earnings by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, of the potential issuance of additional shares of common stock as a result of the exercise or conversion of dilutive securities, using the treasury stock method. Potential dilutive securities for the Company include outstanding stock options, warrants and convertible debt. Basic and diluted EPS reflects the exchange transaction and the Reverse Split, retroactively applied to the Company's common stock, as converted, and common stock equivalents, for the periods presented.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

         In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. FAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. The Company does not expect adoption of FAS 159 will have a material impact on our consolidated results of operations or financial position.

         In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, "Accounting for Registration Payment Arrangements" (" FSP EITF 00-19-2"). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company does not expect adoption of FSP EITF 00-19-2 will have a material impact on our consolidated results of operations or financial position.

NOTE 3 - TRANSACTIONS WITH IVG

PURCHASE OF MOBLISS ASSETS AND IVG NOTE

         On January 19, 2007, the Company entered into an Asset Purchase Agreement with IVG, pursuant to which the Company purchased from IVG certain mobile associated assets of Mobliss, Inc. ("Mobliss"). These assets do not constitute substantially all of the assets or the ongoing business of Mobliss and thus will be accounted for at cost consistent with the purchase of specific assets and not the acquisition of a business. The Company purchased the assets specified in the Asset Purchase Agreement through the issuance to IVG of a convertible promissory note (the "IVG Note") with an aggregate principal amount of up to $2,320,000. Pursuant to the terms of the Asset Purchase Agreement, on January 19, 2007, the Company consummated the initial closing of the acquisition wherein the Company issued the IVG Note in the initial principal amount of $500,000 to IVG and received all of the assets to be purchased under the Asset Purchase Agreement, other than certain cellular carrier connection contracts described under the Asset Purchase Agreement. On January 26, 2007, the Company

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

increased the principal amount of the IVG Note by $580,000 to $1,080,000 in payment of the assignment of one of the cellular carrier connection contracts listed in the Asset Purchase Agreement. On February 26, 2007, the Company repaid $500,000 of the IVG Note. The Company and IVG are continuing to use commercially reasonable efforts to facilitate an assignment of the agreements not yet assigned to the Company in the initial closing or to facilitate the issuance and execution of new agreements between the carriers and the Company. Pursuant to the terms of the Asset Purchase Agreement, the Company may pay additional sums to IVG for any new cellular carrier connection contracts assigned or issued to the Company by increasing the principal amount of the IVG Note up to a maximum of $2,320,000. Unless requested by it, the Company has no obligation to purchase any additional cellular carrier connection contracts beyond what was already purchased at February 28, 2007.

         The IVG Note bears interest at the rate of 5% per annum accruing from the time amounts are advanced thereunder and matures on the earlier of November 30, 2007 or 30 days after delivery by IVG of written notice to the Company demanding payment. Prior to repayment, IVG may convert the IVG Note into shares of common stock at a conversion price of $3.44 per share (on a post-Reverse Split basis). The IVG Note automatically converts into shares of common stock at a conversion price of $3.44 (on a post-Reverse Split basis) upon the date that the common stock is listed on the New York Stock Exchange, American Stock Exchange, Nasdaq Global Market or Nasdaq Capital Market. The Company also granted IVG piggyback registration rights for the shares issuable upon conversion of the IVG Note. However, the Company is not obligated to register these shares within any specific period of time. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has accounted for this note as short-term debt and has not separately valued the convertibility feature of the IVG Note because (i) this option was contingent upon a future undeterminable event, (ii) the number of shares to be issued was not determinable until the future event would have occurred and (iii) the derivative component of the IVG Note is embedded and not detachable from the IVG Note.

MOBILE ENTERTAINMENT CHANNEL CORPORATION

         Concurrent with the signing of the Asset Purchase Agreement with IVG, the Company also entered into a Heads of Agreement with IVG, setting forth the terms of a joint venture with IVG to distribute IVG content within North America and to manage and service the assets acquired under the Asset Purchase Agreement. The joint venture, The Mobile Entertainment Channel Corporation ("MEC"), is a Nevada corporation in which the Company will own a 49% stake and IVG will own a 51% stake. The joint venture is to be managed by a three-member board, with each party designating one member and both parties mutually designating the third member of the board. The Company will enter into a management services agreement with the joint venture pursuant to which it will pay the joint venture a management fee equal to the purchase price paid under the Asset Purchase Agreement, with a maximum fee of $2,320,000, for management services rendered by the joint venture. The Company made an advance payment on the management fee of $500,000 on March 12, 2007, which was eliminated in the consolidation of MEC into the Company's condensed consolidated financial statements, and expects to make another $500,000 advance payment on June 30, 2007, with the remainder of the management fee payable in quarterly installments, through June 30, 2008. Beyond the advance payments, each quarterly management fee payment made by the Company to the joint venture will equal 10% of the revenue generated from the assets the Company acquired from IVG. The joint venture has been established and the Company is in the process of evaluating, with IVG, various Asian-themed content for placement in the joint venture.

         The Company's condensed consolidated financial statements include the accounts of the MEC joint venture. In accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51," the results of MEC have been consolidated with the Company's accounts because the Company (i) currently controls the joint venture's activities, (ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expects to fund the joint venture for the foreseeable future. The consolidation of MEC reflects the elimination of all intercompany transactions. MEC is reflected with the following balances in the Company's consolidated balance sheet at March 31, 2007: current assets of $500,000 and current liabilities of $190,000. MEC's results of operations are reflected in the Company's consolidated statement of operations for the three months ended March 31, 2007 as minority interest of $155,000, net of provision for income tax of $80,000. The minority interest reflects our joint venture partner's portion of MEC's net income for the period.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INTANGIBLE ASSETS

         The Company's intangible assets consist of a cellular carrier connection contract acquired pursuant to the Asset Purchase Agreement with IVG. The gross carrying amount of the cellular carrier connection contract is $580,000 and as of March 31, 2007 the accumulated amortization applicable to this contract was $120,000, resulting in a net carrying amount of $460,000. The value of the contract is being amortized over the one year term of the contract.

NOTE 5 - DEBT

         In addition to the IVG Note (see "Note 3 - Transactions with IVG"), the Company also has a note payable due to Oracle for hardware and software purchases made on February 28, 2007. The term of the note is two years and interest charged there under is approximately 8%.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS PER SHARE

         The computational components of basic and diluted earnings per share are as follows:


                                                       WEIGHTED
                                                       AVERAGE
                                        NET INCOME      SHARES
                                          (LOSS)      OUTSTANDING       EPS
                                       -----------    -----------   -----------
QUARTER ENDED MARCH 31, 2007
Basic earnings per share ...........   $  (372,000)     9,483,004   $     (0.04)
Effect of dilutive stock options ...          --             --            --
                                       -----------    -----------   -----------
Diluted earnings per share .........   $  (372,000)     9,483,004   $     (0.04)
                                       ===========    ===========   ===========

QUARTER ENDED MARCH 31, 2006
Basic earnings per share ...........   $ 1,197,000      7,263,688   $      0.16
Effect of dilutive stock options ...         4,000        486,738         (0.01)
                                       -----------    -----------   -----------
Diluted earnings per share .........   $ 1,201,000      7,750,426   $      0.15
                                       ===========    ===========   ===========

         For comparative purposes, the 7,263,688 shares of outstanding common stock of the Company, after the recapitalization has been retroactively applied and consistently applied throughout all periods presented for the purposes of earnings per share calculations.

         Common stock underlying outstanding options and warrants and the IVG note were not included in the computation of diluted earnings per share for the quarter ended March 31, 2007, because their inclusion would be antidilutive when applied to the Company's net loss per share. For the three months ended March 31, 2007, the Company's weighted average shares outstanding includes, after giving effect to the Reverse Split, (i) 1,200,000 common shares as of January 19, 2007, after the conversion of the Series A Preferred Stock, (ii) 1,300,000 common shares as of February 12, 2007, after the conversion of the Series B Preferred Stock, (iii) 250,000 common shares which were issued and outstanding shares of MPLC immediately prior to the Exchange as of February 12, 2007, and
(iv) 1,666,658 common shares as of March 6, 2007, after the conversion of the Series D Preferred Stock.

         Under the treasury stock method, options to purchase 448,934 shares of common stock and notes convertible into 37,804 shares of common stock were included in the computation of diluted earnings per share for the quarter ended March 31, 2006 because their exercise or conversion prices were greater than the fair value of the common shares and therefore would be dilutive.

NOTE 7 - STOCKHOLDERS' EQUITY

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

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         On January 31, 2007, the Company entered into an exchange agreement with MPLC and Trinad Capital Master Fund, Ltd. The closing of the Exchange occurred on February 12, 2007. At the closing, MPLC acquired all of the outstanding shares of the capital stock of the Company. In exchange for the stock, MPLC issued to the New Motion's stockholders 500,000 shares of MPLC's Series C Convertible Preferred Stock, par value $0.10 per share (the "Series C Preferred Stock"), which was subsequently converted into 7,263,688 shares of MPLC's common stock on May 2, 2007. After the Exchange, the stockholders of MPLC immediately prior to the Exchange owned 250,000 post-Reverse Split common shares of the Company.

         On May 2, 2007 the Company filed an amendment to its restated certificate of incorporation with the Secretary of State of the State of Delaware, to change its corporate name to New Motion, Inc. from MPLC, Inc., to increase the authorized shares of common stock from 75 million to 100 million and to effect a 1-for-300 reverse stock split. These matters were approved by the requisite vote of the stockholders of the Company on March 15, 2007. As such, for comparative purposes, the 7,263,688 shares of outstanding common stock of the combined entity, after recapitalization and the 1-for-300 Reverse Split, has been retroactively applied to January 1, 2006 and consistently applied throughout all periods presented.

         As a result of the $20 million in financing transactions, the Company issued one share of Series A Preferred Stock on January 19, 2007, 650 shares of Series B Preferred Stock on February 12, 2007 and 8,333 shares of Series D Preferred Stock on March 6, 2007. As a result of the Reverse Split, which was approved on March 15, 2007 and effective May 2, 2007, the one share of Series A Preferred Stock automatically converted into 1,200,000 shares of common stock, the 650 shares of Series B Preferred Stock automatically converted into 1,300,000 shares of common stock and the 8,333 shares of Series D Preferred Stock automatically converted into 1,666,658 shares of common stock. The effect of the Reverse Split and of the conversion of all classes of preferred stock into common shares of the Company have been retroactively applied to the financing transactions.

         Pursuant to a registration rights agreement entered into on February 28, 2007, the Company is required to file a registration statement with the SEC to register the common stock issued in connection with the conversion of the Series D Preferred Stock. The Company is subject to payment of liquidated damages of one percent of the Series D aggregate purchase price if the registration statement is not filed within 75 days of the Series D financing, which closed on March 6, 2007, the date the Company received the cash proceeds of the Series D financing. The Company is subject to a further 1% liquidated damages payment for each 30-day period in which the registration statement has not been filed, up to a maximum of 12% of the Series D aggregate purchase price.

NOTE 8 - STOCK BASED COMPENSATION

2005 PLAN

         In 2005, the Company established the Stock Incentive Plan, (the "2005 Plan"), for eligible employees and other directors and consultants. Under the 2005 Plan, officers, employees and non-employees may be granted options to purchase the Company's common stock at no less than 100% of the market price at the date the option is granted. Since the Company's stock was not publicly traded, the market price at the date of grant was historically determined by third party valuation. Incentive stock options granted to date typically vest at the rate of 33% on the anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment or in the event of certain transactions, such as a merger of the Company. The options granted under the 2005 Plan were assumed by MPLC in the Exchange and, at that time of the Exchange, the MPLC's board of directors adopted a resolution to not grant any further equity awards under the 2005 Plan.

2007 PLAN

         On February 16, 2007, the Company's board of directors approved our 2007 Stock Incentive Plan (the "2007 Plan"). On March 15, 2007, the Company received, by written consent of holders of a majority of all classes of its common and preferred stock voting together and as a single class, approval of the 2007 Plan. Under the 2007 Plan, officers, employees and non-employees may be granted options to purchase the Company's common stock at no less than 100% of the market price at the date the option is granted. Incentive stock options granted under the 2007 Plan typically vest at the rate of 33% on the anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment or in the event of certain transactions, such as a merger of the Company.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OPTION VALUATION

         To value awards granted, the Company uses the Black-Scholes option pricing model. The Company determines the assumptions in this pricing model at the grant date. For options granted prior to January 1, 2006, the Company used the minimum value method for volatility, as permitted by SFAS No. 123, resulting in 0% volatility. For options granted or modified after January 1, 2006, the Company bases expected volatility on the historical volatility of a peer group of publicly traded entities. The Company has limited history with its stock option grants, during which time there has been limited stock option exercise and forfeiture activity on which to base expected maturity. Management estimates that on average, options will be outstanding for approximately seven years. The Company bases the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity rate as of the grant date.

         The fair value of each option award during the quarter ended March 31, 2007 was estimated on the date of grant using a Black-Scholes valuation model that used the assumptions noted in the following table:

                                  FEBRUARY 2007
                                  -------------
                                     (Grant)
Stock price                           $6.00
Strike Price                          $6.00
Maturity                            7 years
Risk free interest rate                  5%
Volatility                              86%
Fair market value per share           $4.72
Forfeiture rate                          5%

         As part of Scott Walker's 2007 employment agreement, Mr. Walker received an option to purchase 37,500 shares of the Company's common stock at an exercise price per share of $6.60 (on a post Reverse-Split basis) and a five year term, however, all options to purchase equity securities of New Motion, Inc. which were previously granted to Mr. Walker were cancelled pursuant to the terms of the Employment Agreement. The fair value of the option granted to Scott Walker was estimated on the date of grant using a Black-Scholes valuation model that used the assumptions noted above, except that the strike price was $6.60.

         The Company determines stock option forfeiture rates based on the historical trends of its employees.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTIONS

         Stock option activity under the 2005 Plan and 2007 Plan was as follows (amounts presented on a post-Reverse Split basis):

                                                              WEIGHTED-     ESTIMATED
                                                               AVERAGE      AGGREGATE
                                                 NUMBER OF     EXERCISE     INTRINSIC
                                                  SHARES        PRICE         VALUE
                                                ----------    ----------   ----------
Outstanding at January 1, 2007 ..............    1,349,593    $     0.51   $  892,000
Granted .....................................      443,700    $     6.05
Forfeited or cancelled ......................     (581,095)   $     0.53
                                                ----------
Outstanding at March 31, 2007 ...............    1,212,198    $     2.53   $4,206,000
                                                ==========
Vested or expected to vest at March 31, 2007       538,683    $     0.57   $2,925,000
                                                ==========
Exercisable at March 31, 2007 ...............      538,683    $     0.57   $2,925,000
                                                ==========

         For the three months ended March 31, 2007, there was no stock option activity outside of the 2005 Plan and 2007 Plan.

         For the three  months ended March 31, 2007,  $194,000  ($194,000  after tax) of compensation relating to options was recorded. No stock-based compensation costs were capitalized as part of the cost of an asset for any of the periods presented. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow. Prior to January 1, 2006, the Company would have reported the entire tax benefit related to the exercise of stock options as an operating cash flow if options had been exercised. There was no tax benefit from option exercises for the period ended March 31, 2007.

         The  following  table  summarizes   information   concerning  currently
outstanding and exercisable stock options as of March 31, 2007:

                                              WEIGHTED       WEIGHTED                    WEIGHTED
        RANGE OF                               AVERAGE       AVERAGE                     AVERAGE
        EXERCISE                 OPTIONS      REMAINING      EXERCISE       OPTIONS      EXERCISE
         PRICES                OUTSTANDING   LIFE (YEARS)     PRICE      EXERCISABLE      PRICE
----------------------------   -----------   -----------   -----------   -----------   -----------
2005 PLAN:
      $0.48 ................       761,235           8.7   $      0.48       530,350   $      0.48
      $2.34 ................         7,624           9.4   $      2.34          --     $      2.34

2007 PLAN:
      $6.00 ................       406,200           9.9   $      6.00         8,333   $      6.00
      $6.60 ................        37,500           4.9   $      6.60          --     $      6.60

OUTSIDE OF PLANS:
      $2.34 ................       363,184           9.4   $      2.34          --     $      2.34

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS

         To value warrants granted, the Company uses the Black-Scholes option pricing model. The Company determines the assumptions in this pricing model at the grant date. For warrants granted or modified after January 1, 2006, the Company bases expected volatility on the historical volatility of a peer group of publicly traded entities. The Company bases the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity rate as of the grant date.

         The fair value of each warrant issued during the quarter ended March 31, 2007 were estimated on the date of grant using a Black-Scholes valuation model that used the following assumptions:

                                                JANUARY 2007      FEBRUARY 2007
                                               WALKER AND SGE          SMH
                                                  WARRANTS           WARRANTS
                                               --------------    ---------------
                                                   (Grant)           (Grant)
Stock price ................................   $         3.44    $         6.00
Strike Price ...............................   $         3.44    $         5.50
Maturity ...................................          5 years           5 years
Risk free interest rate ....................                5%                5%
Volatility .................................               86%               86%
Fair market value per share ................   $         2.42    $         4.31

         The warrants issued during the first quarter 2007 are fully vested and exercisable on the date of grant

         In 2006, the Company issued Secured Convertible Notes to Scott Walker and SGE, a corporation owned by Allan Legator, the Company's Chief Financial Officer. These Secured Convertible Notes were repaid in full with interest in September 2006. Pursuant to the terms of the Secured Convertible Notes, on January 26, 2007, Scott Walker was granted a right to receive a warrant to purchase, on a post-Reverse Split basis, 14,384 shares of common stock at an exercise price of $3.44 per share and SGE was granted a right to receive a warrant to purchase, on a post-Reverse Split basis, 9,153 shares of common stock at an exercise price of $3.44 per share. The per share fair market value of the Company's common stock on January 26, 2007 was $3.44. The warrants issued to Scott Walker and SGE are freestanding instruments and exercise of the warrants requires a physical or net share settlement. Thus, in accordance with Emerging Issues Task Force EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the warrants have been classified in stockholders' equity and the Company recorded $57,000 of expense related to the issuance of the warrants to Scott Walker and SGE on January 26, 2007.

         In connection with the Series A, B and D Preferred Stock financings, Sanders Morris Harris, Inc. acted as placement agent. For its services, the Company paid Sanders Morris Harris a cash fee equal to 7.5% of the gross proceeds from the financing and five year warrants to purchase 290,909 shares of common stock at an average exercise price of $5.50 per share (post-Reverse Split), which was equivalent to the average per share valuation of the Company for the Series A, B and D Preferred Stock financings. The warrants issued to Sanders Morris Harris are freestanding instruments and exercise of the warrants requires a physical or net share settlement. In addition, the warrants were issued as a fee for Sanders Morris Harris' services as placement agent in connection with the Series A, B and D financings. Thus, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company recorded the issuance of the Sanders Morris Harris warrants based on the value of the warrants established by the Black-Scholes option pricing model and credited additional paid in capital in the amount of $1,253,000 with a corresponding offset to the net proceeds from issuance of Preferred Stock.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information concerning currently outstanding and exercisable common stock warrants as of March 31, 2007:

                                    WEIGHTED       WEIGHTED                    WEIGHTED
    RANGE OF                         AVERAGE       AVERAGE                     AVERAGE
    EXERCISE           WARRANTS     REMAINING      EXERCISE      WARRANTS      EXERCISE
     PRICES          OUTSTANDING   LIFE (YEARS)     PRICE      EXERCISABLE      PRICE
------------------   -----------   -----------   -----------   -----------   -----------
$3.44 ............        16,200           4.8   $      3.44        16,200   $      3.44
$5.50 ............       290,909           4.9   $      5.50       290,909   $      5.50


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company has been involved in various disputes, which are routine and incidental to the business. In the opinion of management the results of such disputes will not have a significant adverse effect on the financial position or the results of operations of the Company.

NOTE 10 - SUBSEQUENT EVENTS

         After receiving approval by written consent of holders of a majority of all classes of the Company's common and preferred stock voting together and as a single class, on May 2, 2007, the Company filed a certificate of amendment to its restated certificate of incorporation with the Delaware Secretary of State to effect the following corporate actions: (i) increase the authorized number of shares of the Company's common stock from 75,000,000 to 100,000,000, (ii) change the Company's corporate name to New Motion, Inc. from MPLC, Inc., and (iii) effect a 1-for-300 reverse split.

                                NEW MOTION, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006 of New Motion, Inc. ("we," "our," "us", the "Company," or "New Motion") and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in our Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING OUR CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND THE THREE MONTHS ENDED MARCH 31, 2006. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED UNDER THE "CAUTIONARY STATEMENTS AND RISK FACTORS" IN OUR FORM 10-KSB FILED WITH THE SEC ON APRIL 2, 2007.

OVERVIEW

         We provide a wide range of digital entertainment products and services, using the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies. We design our products and services to be fun and innovative. We believe product quality and diversity, customer and carrier support, and brand recognition are the key components of a publisher's success. We focus on selectively increasing our application portfolio with high-quality, innovative applications. The fees for our wireless entertainment products and services generally range from $3.99 to $9.99. Premium downloads offered on an a-la-carte basis range from $0.99 to $5.99. Our product and service portfolio includes games, ringtones, screensavers and wallpapers, trivia applications, fan clubs and voting services, blogs and information services.

         We have three major product lines: MobileSidewalk(TM), RingtoneChannel and Bid4Prizes. MobileSidewalk(TM) is one of the largest U.S.-based mobile entertainment companies, RingtoneChannel is a mobile storefront provider, and Bid4Prizes is a low-bid mobile auction game. Other products include, among others, "MobileSidewalk's Music Trivia," "Ringtone Club," "Gator Arcade," "The Sports Page(R)," "Sigalert" and "RestaurantRow.com." Our growing portfolio of applications and services is based primarily on identifiable content licensed from third parties.

         New Motion was formed in March 2005 and subsequently acquired the business of RingtoneChannel, an Australian aggregator of ringtones in June 2005. RingtoneChannel was originally incorporated on February 23, 2004. In 2004, RingtoneChannel began to sell ringtones internationally and then launched its first ringtone subscription service in the U.S. in February 2005. In August 2005, we launched our first successful text message campaign incorporating music trivia. In March of 2006, we partnered with GoldPocket Wireless, the leading provider of mobile technology solutions for media and entertainment companies, to enhance the proficiency and performance of our mobile service offering.

         On January 19, 2007, we entered into an agreement with IVG to purchase certain specified assets of Mobliss, a provider of proprietary applications, delivery systems, and platforms for wireless devices. Mobliss has direct networking and billing connectivity with carriers for executing large-scale SMS, or short message service, campaigns and distributing mobile content to a wide array of mobile devices across multiple carrier networks in the U.S. and Canada. The primary strategic objective of this purchase is to allow us to more efficiently manage our business and operations by enabling us to directly bill and collect from mobile carriers, thus eliminating the fees associated with using third party billing processors and expediting the collection of open carrier receivables. This purchase will also enable us to better serve our customers and end users by expediting the time in which we react to changes in the marketplace.

                                NEW MOTION, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Also on January 19, 2007, we entered into an agreement with IVG to create an Asian-themed mobile entertainment portal, the first major endeavor of its kind in the North American off-deck arena. The off-deck arena refers primarily to services delivered independent of the carriers, typically through the Internet. This new direct-to-consumer service provides an opportunity for New Motion to tap into a new market with Asian-themed content, delivering sophisticated mobile products. The joint venture is to be registered under the name The Mobile Entertainment Channel Corporation and will assist New Motion in expanding its service offerings by partnering with IVG, a leading global player in the interactive games and mobile space.

         In February, 2007, we completed an exchange transaction pursuant to which New Motion became a publicly traded company, now trading under the ticker "NWMO" on the OTC Bulletin Board. In connection with this exchange transaction, we also completed our Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock equity financings, raising gross proceeds of approximately $20 million.

         After receiving approval by written consent of holders of a majority of all classes of our common and preferred stock voting together and as a single class, on May 2, 2007, we filed a certificate of amendment to our restated certificate of incorporation with the Delaware Secretary of State to effect the following corporate actions: (i) increase the authorized number of shares of our common stock from 75,000,000 to 100,000,000, (ii) change our corporate name to New Motion, Inc. from MPLC, Inc., and (iii) effect a 1-for-300 reverse split.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

         We principally derive revenues from the licensing of our products and services to wireless subscribers for a one-time purchase fee or a monthly subscription fee. Substantially all of these fees appear on our customers' monthly mobile phone bill. In accordance with our third-party aggregators and carrier agreements, the aggregators and carriers, collectively, perform billing and collection functions and remit a percentage of the fees to us. We recognize the net amount of revenues due to us from the wireless carrier net of any fees or other charges. In addition, we make estimates on chargebacks and returns based on historical trends and book this amount as a reduction in gross revenue. Our customers initiate the purchase of our products and services from our website (www.mobilesidewalk.com), various Internet portal sites or through other delivery mechanisms. Carriers are responsible for billing, collecting and remitting to us a percentage of those fees.

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

                                NEW MOTION, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         We make estimates for future refunds, charge backs or credits, and create reserves netted against recorded revenue, in the period for which the sale occurs based on analyses of previous rates and trends which have historically varied between 10% and 17% of Gross Revenue. This reserve is reconciled once a carrier remits total payment to our aggregator, who subsequently remits payment to us usually between 90-180 days after billing. Historically, differences between our estimates and actual revenues have not been materially different. Our quarterly revenue includes a reserve allowance based on historical trends regarding chargebacks.

         Reserves recorded based on this estimation process as of December 31, 2006 and March 31, 2007, amounted to 13% and 5% of gross revenue, respectively. The improvement in our reserves is due to more accurate and timely billing information received from our aggregator customers.

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

                                NEW MOTION, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         We provide a valuation allowance against a portion of its deferred tax assets. In assessing the realization of deferred tax assets, we weigh the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate tax jurisdiction. A decrease in our valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder's equity and could have a significant impact on earnings in future periods.

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

         The Company and its subsidiaries file income tax returns in the U.S. and Australian federal jurisdictions and the state of California jurisdiction. The Company is subject to U.S. and Australia federal examinations and California state examinations by tax authorities. The statute of limitations for 2005 and 2006 in all jurisdictions remains open and are subject to examination by tax authorities.

         The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately $0 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. The amount of unrecognized tax benefits as of January 1, 2007, and March 31, 2007, are $0 and $0, respectively.

         Included in the balance at January 1, 2007, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. Also included in the balance at January 1, 2007, are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The Company expects no adjustment to its amount of unrecognized tax benefits during 2007.

         The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties at March 31, 2007.

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

                                NEW MOTION, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

CONSOLIDATION

         We have consolidated the accounts of our Mobile Entertainment Channel Corporation ("MEC") joint venture, in accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51." The results of MEC have been consolidated with our accounts because we (i) currently control the joint venture's activities,
(ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expect to fund the joint venture for the foreseeable future. We own a 49% stake and IVG owns a 51% stake in the joint venture.

         The consolidation of MEC reflects the elimination of all intercompany transactions. MEC is reflected with the following balances in our unaudited condensed consolidated balance sheet at March 31, 2007, consisting of current assets of $500,000 and current liabilities of $190,000. MEC's results of operations are reflected in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2007 as minority interest of $155,000, net of provision of income tax of $80,000. The minority interest reflects our joint venture partner's portion of MEC's net income for the period.

         In the future, we will consider the following factors in determining whether this joint venture entity, or other entities should be consolidated: (i) whether the variable interest entity ("VIE") has sufficient equity investment at risk and (ii) whether equity investors in the VIE lack any of the three characteristics of controlling financial interest. (Investors with such interest
(a) participate in decision-making processes by voting their shares, (b) expect to share in returns generated by the entity and (c) absorb any losses the entity may incur.)

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

                                NEW MOTION, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED FINANCIAL DATA

         The following table provides a summary of our results of operations for the three months ended March 31, 2007 and March 31, 2006:

                                                     THREE                         THREE
                                                     MONTHS          AS A          MONTHS         AS A
                                                     ENDED           % OF          ENDED          % OF
                                                   MARCH 31,          NET        MARCH 31,         NET
                                                      2007           SALES          2006          SALES
                                                  -----------     -----------   -----------    -----------
Net sales .....................................   $ 5,642,000            100%    $ 3,078,000           100%
Cost of sales .................................       726,000             13%         63,000             2%
                                                  -----------     -----------   -----------    -----------
Gross profit ..................................     4,916,000             87%      3,015,000            98%
                                                  -----------     -----------   -----------    -----------
Selling and marketing .........................     2,987,000             53%        514,000            17%
General and administrative expenses ...........     2,200,000             39%        880,000            29%
Other expense, net ............................       (58,000)            (1)%        28,000             1%
                                                  -----------     -----------   -----------    -----------
Income (loss) before provision for income taxes      (213,000)            (4)%     1,593,000            52%
Provision for income taxes ....................             4            --          396,000            13%
                                                  -----------     -----------   -----------    -----------
Income (loss) before minority interest ........      (217,000)            (4)%     1,197,000            39%
Minority interest .............................       155,000              3%           --             --
                                                  -----------     -----------   -----------    -----------
Net income ....................................   $  (372,000)            (7)%   $ 1,197,000            39%
                                                  -----------     -----------   -----------    -----------


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006.

         The following analysis and discussion pertains to our results of operations for the three months ended March 31, 2007, compared to our results of operations for the three months ended March 31, 2006.

NET SALES

                                     THREE MONTHS ENDED
                                           MARCH 31,
                                 ----------------------------          PERCENT
                                    2007              2006              CHANGE
                                 ----------        ----------        -----------

Net sales ...............        $5,642,000        $3,078,000                83%

         Net sales increased 83% to $5,642,000 for the three months ended March 31, 2007, compared to $3,078,000 for the three months ended March 31, 2006. This increase in net sales over the prior period was the combined result of several factors, including (i) a 59% increase in our first quarter 2007 average monthly billable customer base, which was due to a more extensive and consistent marketing program in the current and preceding quarters, (ii) a 15% increase in our first quarter 2007 average monthly revenue per user, which was due to a modification in our product mix, and (iii) the benefit of a lower returns and allowances reserve due to more efficient aggregator billing through Goldpocket Wireless for the entire first quarter 2007, whereas during the first quarter of 2006, we were just beginning to establish our new aggregator partnership with Goldpocket.

         Our first quarter 2007 product mix includes a relatively diverse product offering, consisting of Music Trivia, Ringtones, Bid4Prizes and our White Label service, which compares favorably to our less diversified first quarter 2006 product offering which consisted of Music Trivia and Ringtones. Our White Label services typically represent partnerships with well-known and respected brands, where we offer a managed mobile solution through which our partners offer their content, with enhancements provided by us. This change in our product offering

                                NEW MOTION, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

composition reflects our strategy of targeting our marketing expenditures on our Music Trivia and other new product offerings that present more favorable customer acquisition economics and a higher average revenue per user over the subscription term.

COST OF SALES

                                     THREE MONTHS ENDED
                                           MARCH 31,
                                 ----------------------------          PERCENT
                                    2007              2006              CHANGE
                                 ----------        ----------        -----------

Cost of sales ...........        $  726,000        $   63,000             1,052%

         Cost of sales increased 1,052% to $726,000 for the three months ended March 31, 2007, from $63,000 for the three months ended March 31, 2006. The increase in cost of sales is attributable to costs relating to our White Label products, which we just started to market, and generate revenue from, this quarter. These White Label cost of sales represent fixed fee payments to our partners for subscribers acquired during the first quarter 2007. The increase in cost of sales is also attributable to higher expenses related to managed hosting, prize procurement and content license fees, all a result of our higher general level of sales activity for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

GROSS PROFIT

                                     THREE MONTHS ENDED
                                           MARCH 31,
                                 ----------------------------          PERCENT
                                    2007              2006              CHANGE
                                 ----------        ----------        -----------

Gross profit ............        $4,916,000        $3,015,000                63%

         Gross profit increased 63% to $4,916,000 for the three months ended March 31, 2007, from $3,015,000 for the three months ended March 31, 2006. Our gross profit margin decreased to 87% for the three months ended March 31, 2007, from 98% for the three months ended March 31, 2006. This decrease in our gross profit margin was principally due to fixed fee payments to our White Label partners for the first quarter 2007, which didn't exist in the year ago period. Although these White Label fees impact our cost of sales and resulting gross profit margin, we incur substantially less selling and marketing expense associated with these White Label sales and thus a much larger proportion of our White Label gross profit contributes to net income. The decrease in our gross profit margin was offset by higher average revenue per customer and economies of scale resulting from a larger subscriber base for the first quarter 2007. We expect that sales of our White Label products will continue to grow and thus expect our future gross margins will be impacted by these sales.

SELLING AND MARKETING EXPENSE

                                     THREE MONTHS ENDED
                                           MARCH 31,
                                 ----------------------------          PERCENT
                                    2007              2006              CHANGE
                                 ----------        ----------        -----------

Selling and marketing ...        $2,987,000        $  514,000               481%

         Selling and marketing expense increased 481% to $2,987,000 for the three months ended March 31, 2007, from $514,000 for the three months ended March 31, 2006. As a percentage of net sales, selling and marketing expense increased to 53% for the three months ended March 31, 2007 compared to 17% for the three months ended March 31, 2006. This increase in selling and marketing expense and higher selling and marketing expense as a percentage of net sales, was due to the anticipation of a new aggregator relationship during the first quarter of

                                NEW MOTION, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

2006, which resulted in a significant curtailment of our selling and marketing spending during that quarter. The increase was also attributable to higher overall advertising and marketing expense spending during the fist quarter of 2007, primarily through our online direct marketing partners.

GENERAL AND ADMINISTRATIVE EXPENSE

                                     THREE MONTHS ENDED
                                           MARCH 31,
                                 ----------------------------          PERCENT
                                    2007              2006              CHANGE
                                 ----------        ----------        -----------

General and administrative...    $2,200,000        $  880,000               150%

         General and administrative expense increased 150% to $2,200,000 for the three months ended March 31, 2007, from $880,000 for the three months ended March 31, 2006. As a percentage of net sales, general and administrative expense increased to 39% for the three months ended March 31, 2007 compared to 29% for the three months ended March 31, 2006. This increase in general and administrative expense and higher general and administrative expense as a percentage of net sales, is a result of a scaling up in our operations and higher headcount compared to the previous period, and also reflects higher expenditure on consulting, payroll-related costs and office and rent expense. Also included in first quarter 2007 general and administrative expense was non-cash amortization and stock compensation expense of approximately $344,000 which did not exist in the previous period. We expect that the rate of growth in our general and administrative expenditures will begin to slow over subsequent quarters, as we reach a more normalized level of general and administrative expenses. This normalization of general and administrative expenses is expected to result in a modest decline in our general and administrative expense, as a percentage of net sales, in the coming quarters.

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES

                                     THREE MONTHS ENDED
                                           MARCH 31,
                                 ----------------------------          PERCENT
                                    2007              2006              CHANGE
                                 ----------        ----------        -----------

Income before provision for
   income taxes.............     $ (213,000)       $1,593,000             (113%)

         Income (loss) before provision for income taxes decreased 113% to a loss of $213,000 for the three months ended March 31, 2007, from income of $1,593,000 for the three months ended March 31, 2006. Our income (loss) before provision for income taxes margin decreased to negative 4% for the three months ended March 31, 2007 compared to 52% for the three months ended March 31, 2006. This decline in our pretax income is a result of higher levels of selling and marketing expense in the first quarter 2007 and greater general and administrative expense, which is directly attributable to the build out of our operating infrastructure and adding new employees required to keep pace with our current and expected sales growth.

NET INCOME (LOSS)

                                     THREE MONTHS ENDED
                                           MARCH 31,
                                 ----------------------------          PERCENT
                                    2007              2006              CHANGE
                                 ----------        ----------        -----------

Net income (loss) .......        $ (372,000)       $1,197,000             (131%)

         Net income (loss) decreased 131% to a loss of $372,000 for the three months ended March 31, 2007, from net income of $1,197,000 for the three months ended March 31, 2006. Our net income (loss) margin decreased to negative 4% for the three months ended March 31, 2007 compared to 39% for the three months ended March 31,

                                NEW MOTION, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

2006. Our provision for income taxes was $4,000 for the three months ended March 31, 2007, compared to provision for income taxes of $396,000 for the three months ended March 31, 2006. Minority interest of $155,000 for the three months ended March 31, 2007 represents our joint venture partner's claim on first quarter 2007 net income of our consolidated subsidiary, The Mobile Entertainment Channel. This joint venture was formed in January, 2007. On a per share basis, basic and diluted net income (loss) per share decreased to a loss of $0.04 per share for the three months ended March 31, 2007, compared to basic net income of $0.16 per share and diluted net income of $0.15 per share, for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         The following section discusses the effects of changes in our balance sheet and cash flows on our liquidity and capital resources.

         Our current cash requirements are principally for working capital purposes and have historically been satisfied through internally generated funds, supplemented by the issuance of debt and equity investments. Our cash balance at March 31, 2007 and December 31, 2006 was $17,720,000 and $544,000,
respectively.

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

         For the three months ended March 31, 2007, cash used in operating activities was $367,000, compared to cash provided by operating activities of $1,206,000 for the three months ended March 31, 2006. Our operating cash flows result primarily from cash received from our aggregator customers, offset by cash payments we make for products and services, including sales and marketing expenses, employee compensation and consulting fees. Cash received from our aggregator customers generally corresponds to our net sales.

CASH FLOWS USED IN INVESTING ACTIVITIES

         For the three months ended March 31, 2007, cash used in investing activities was $92,000, compared to zero for the three months ended March 31, 2006. Our investing cash flows correspond with purchases of fixed assets for cash and cash flows related to acquisitions. In the first quarter 2007, our purchase of the Mobliss assets was financed through the issuance of the IVG Note. During the quarter we made capital expenditures relating to investment in our technology infrastructure, computer equipment and furniture for new employees.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

         For the three months ended March 31, 2007, cash provided by financing activities was $17,635,000, compared to cash used in financing activities of $54,000 for the three months ended March 31, 2006. Cash from financing activities result from issuances of stock, issuance and repayment of notes payable and payments on capital lease obligations.

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

         In connection with the Series A, B and D Preferred Stock financings, Sanders Morris Harris, Inc. acted as placement agent. For their services, the Company paid Sanders Morris Harris a cash fee equal to 7.5% of the gross proceeds from the financing, or $1.5 million in cash, and five year warrants to purchase 290,909 shares of

                                NEW MOTION, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

common stock at an average exercise price of $5.50 per share (post-Reverse Split), which was equivalent to the average per share valuation of the Company for the Series A, B and D Preferred Stock financings.

         On January 19, 2007, we entered into an Asset Purchase Agreement with IVG, pursuant to which we purchased from IVG certain specified assets of Mobliss. In exchange for the assets specified in the Asset Purchase Agreement, we issued IVG a convertible promissory note in the initial principal amount of $500,000, with an aggregate maximum principal amount of up to $2,320,000. The IVG Note bears interest at the rate of five percent per annum accruing from the initial issuance of the IVG Note and matures on the earlier of November 30, 2007 or 30 days after delivery by IVG of written notice to us demanding payment. As a result of the assignment of one of the cellular carrier connection contracts listed in the Asset Purchase Agreement, on January 26, 2007, we increased the principal amount of the IVG Note by $580,000 to $1,080,000. On February 26, 2007, we repaid $500,000 of the IVG Note. Unless requested by us, we will have no obligation to purchase any cellular carrier connection contracts listed in the Asset Purchase Agreement and not assigned to us by February 28, 2007.

         In connection with The Mobile Entertainment Channel Corporation joint venture with IVG, we are obligated to pay the joint venture a management fee equal to the purchase price paid for hardware and software assets we acquired from IVG, up to a maximum fee of $2,320,000, for management services rendered to us by the joint venture. We made an advance payment on the management fee of $500,000 on March 12, 2007 and expect to make another $500,000 advance payment on June 30, 2007, with the remainder of the management fee payable in quarterly installments, through June 30, 2008. Beyond the advance payments, each quarterly management fee payment made by us to the joint venture will equal 10% of the revenue generated from the assets we acquired from IVG.

OFF BALANCE SHEET ARRANGEMENTS

         Due to the payment terms of the carriers requiring in excess of 90 days from the date of billing or sale, we utilize factoring facilities offered by our aggregators. This factoring feature allows for payment of 70% of the prior month's billings 15 to 20 days after the end of the month. For this feature, we pay an additional fee of 2.5% to 5% of the amount factored. For the three months ended March 31, 2007, the gross amount of invoices subject to factoring totals approximately $5,718,000. The total factored amount of these invoices equals approximately $3,901,000. As of March 31, 2007, we had reserves and allowances of approximately $270,000 against these factored amounts. This compares to $1,853,000 of gross invoices subject to factoring and the total factored amount of these invoices of $1,337,000 for the three months ended March 31, 2006. This factoring facility is offered to us on a recourse basis. Our gross sales for each month are reported net of any of these factoring fees. We continually evaluate the best use of our cash assets relating to our factoring facility or to alternative uses of cash, such as enhancing our infrastructure and making selective acquisitions.

RISK FACTORS

         For risk factors relating to our business, refer to the risk factors disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The SEC defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2006, we identified three material weaknesses pertaining to controls related to
(i) the process of accounting for complex, non-routine transactions, (ii) internal documentation related to calculation of Black-Scholes option calculations, and (iii) preparation of draft versions of SEC filings presented to Windes and McClaughry, our independent registered public accounting firm.

         In order to begin to address these material weaknesses, during the quarter ended March 31, 2007 we hired additional accounting and finance personnel and have begun the process of interviewing consultative public accounting firms to give us the resources and expertise to improve our disclosure controls and procedures.

         Based on the evaluation by our management, in which our chief executive officer and our chief financial officer participated, of the effectiveness of our disclosure controls and procedures, including the remediation efforts described above, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

         Other than the remediation efforts described above, there was no change in our internal control over financial reporting for the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 24, 2006, New Motion and Burton Katz, our Chief Executive Officer, filed an action against Buongiorno USA, Inc. ("Buongiorno") in the Superior Court of California, County of Orange, seeking a declaration that the non-competition, non-solicitation and non-interference provisions of the Employment Agreement dated April 11, 2005, between Burton Katz and Buongiorno, are void and unenforceable under the California Business and Professions Code. The action also sought an order permanently enjoining Buongiorno from enforcing the above referenced provisions, reasonable attorneys' fees, and other costs related to the action. Subsequent to filing, Buongiorno threatened to withhold payments due to New Motion for previous sales totaling approximately $340,000. On October 24, 2006, New Motion filed a Demand for Arbitration with the American Arbitration Association against Buongiorno, pursuant to the terms of the Marketing Agreement dated January 10, 2006, between New Motion and Buongiorno, whereby New Motion agreed to market certain of Buongiorno's services and the parties agreed to share revenue generated from such services. New Motion sought payment of revenues in excess of $340,000 and attorneys' fees and other costs related to the action. Subsequently, New Motion settled the dispute with Buongiorno agreeing to pay us $384,000, which was received in the first quarter of 2007. New Motion is not liable for any additional costs related to this dispute.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

EXCHANGE

         Prior to January 31, 2007, we existed as a "shell company" with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

         On January 31, 2007, we entered into an Exchange Agreement ("Exchange") with New Motion, Inc., a Delaware corporation ("New Motion"), and Trinad Capital Master Fund, Ltd. ("Trinad"). The closing of the Exchange occurred on February 12, 2007. At the closing, we acquired all of the outstanding shares of the capital stock of New Motion. In exchange for the stock, we issued to the stockholders of New Motion 500,000 shares of our Series C Preferred Stock, which subsequently converted into 7,263,688 shares of our common stock upon effectiveness of the reverse split.

         After the closing, New Motion continued as our wholly-owned subsidiary and all costs associated with this merger up to the amount of cash received were charged to equity. Although we acquired New Motion as a result of the above transactions, New Motion's stockholders held a majority of our common stock following the transactions. Accordingly, for accounting purposes, the acquisition was accounted for as a "reverse acquisition" with the New Motion deemed to be the "accounting acquiror." Therefore, the transaction was accounted for as a recapitalization and recorded based on the fair value of MPLC's net tangible assets acquired by New Motion. No goodwill or other intangible assets were recorded.

CAPITAL RAISE

         In combination with the Exchange, on January 24, 2007, we entered into the Series A Convertible Preferred Stock Purchase Agreement with Trinad and received gross proceeds of $3.5 million in exchange for one share of Series A Preferred Stock, which subsequently converted into 1,200,000 shares of our common stock upon effectiveness of the reverse split.

         On January 31, 2007, we entered into the Series B Convertible Preferred Stock Purchase Agreement with several institutional investors and received gross proceeds of $6.5 million in exchange for 650 shares Series B Preferred Stock, which were subsequently converted into 1,300,000 shares of our common stock upon effectiveness of the reverse split.

         On February 28, 2007, we entered into a Purchase Agreement with various accredited investors and received gross proceeds of approximately $10 million in exchange for 8,333 shares of our Series D Preferred Stock, which were subsequently converted into 1,666,658 shares of our common stock upon effectiveness of the reverse split.

         Our use of proceeds from these capital raises is for working capital purposes.

         Sanders Morris Harris, Inc. acted as placement agent in connection with the sale of our Series A, B and D Preferred Stock. For their services as placement agent, we paid Sanders Morris Harris a fee equal to 7.5%, or approximately $1,500,000, of the gross proceeds from the financing and issued Sanders Morris Harris a five year warrant to purchase 290,909 shares of our common stock at an average exercise price of $5.50 per share.

         After the reverse split and mandatory conversion which became effective on May 2, 2007, the former holder of our Series A Convertible Preferred Stock owns 1,200,000 shares of our common stock, representing approximately 10.3% of the outstanding shares of common stock; the former holders of our Series B Convertible Preferred Stock own approximately 1,300,000 shares of our common stock, representing approximately 11.1% of the outstanding shares of common stock, the former holders of our Series C Convertible Preferred Stock own approximately 7,263,688 shares of common stock, representing approximately 62.2% of the outstanding shares of common stock; the former holders of our Series D Convertible Preferred Stock own approximately 1,666,658 shares of common stock, representing approximately 14.3% of the outstanding shares of common stock, and the holders of our common stock prior to the aforementioned Exchange and financing transactions own approximately 250,000 shares of common stock representing approximately 2.1% of the outstanding shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As further described below, during the period covered by this report, we obtained written consent from stockholders holding a majority of the outstanding shares of our voting securities entitled to vote on the following actions (the "Actions"):

         1. To increase the authorized number of shares of our common stock, $0.01 par value per share, which we will have the authority to issue from 75,000,000 to 100,000,000.

         2.       To change our corporate name to New Motion, Inc.

         3. To authorize a reverse split of our outstanding common stock on a basis of 1 for 300, with special treatment for certain of our stockholders to preserve round lot stockholders.

         4.       To approve the adoption of our 2007 Stock Incentive Plan.


         On March 15, 2007, Trinad Capital Master Fund, Ltd. ("Trinad"), the owner of record of the sole share of our Series A Convertible Preferred Stock then outstanding, par value $0.10 per share ("Series A Stock"), executed and delivered to us a written consent authorizing and approving each of the Actions.

         On March 15, 2007, Watchung Road Associates, L.P., Lyrical Opportunity Partners II LP, Lyrical Opportunity Partners II Ltd. and Destar LLC,
collectively the owners of record of all of the issued and then outstanding shares of our Series B Convertible Preferred Stock, par value $0.10 per share ("Series B Stock"), executed and delivered to us a written consent authorizing and approving each of the Actions.

         On March 15, 2007, MPLC Holdings, LLC, Europlay Capital Advisors, LLC, Scott Walker, and Raymond Musci, collectively the owners of record of a majority of the issued and then outstanding shares of our Series C Convertible Preferred Stock, par value $0.10 per share ("Series C Stock") executed and delivered to us a written consent authorizing and approving each of the Actions.

         On March 15, 2007, Sanders Morris Harris, Destar, LLC, Lyrical Opportunity Partners II Ltd., Watchung Road Associates, L.P., Game Boy Partners, LLC and Margate Partners III, collectively the owners of record of a majority of the issued and then outstanding shares of our Series D 8% Convertible Preferred Stock, par value $0.10 per share ("Series D Stock", and collectively with the Series A Stock, Series B Stock and Series C Stock, the "Preferred Stock"), executed and delivered to us a written consent authorizing and approving each of the Actions.

         On March 15, 2007, Trinad, the owner of record of an aggregate of 69,750,000 shares of our common stock (on a pre-reverse stock split basis), representing 93% of the then outstanding common stock of the Company, executed and delivered to us a written consent authorizing and approving each of the Actions.

         Accordingly, all of the above Actions were approved by holders representing 100% of the outstanding Series A Stock, holders representing 100% of the outstanding Series B Stock, holders representing 86% of the outstanding Series C Stock, holders representing 54% of the outstanding Series D Stock, holders representing approximately 93% of our outstanding common stock, and holders representing approximately 85% of the outstanding common stock and Preferred Stock voting together as a single class.

ITEM 6.  EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           --------------------------------------------------------------

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

3.4 Bylaws. Incorporated by reference to Exhibit 3.4 to the Registrant's Form 10-SB (File No. 000-51353) filed with the Commission on June 10, 2005.

3.5 Certificate of Amendment to the Restated Certificate of Incorporation, dated May 2, 2007. Incorporated by reference to
                  Exhibit 3.1 to the Registrant's Form 8-K (File No. 34-51353) filed with the Commission on May 7, 2007.

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

4.9               2007 Stock Incentive Plan.*

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

10.6 Executive Employment Agreement dated March 8, 2007, between MPLC, Inc. and Scott Walker. Incorporated by reference to
                  Exhibit 10.1 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on March 14, 2007.

10.7 Asset Purchase Agreement dated January 19, 2007, between New Motion, Inc. and Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.28 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.8 Secured Convertible Promissory Note issued on January 19, 2007 by New Motion in favor of Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.29 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.9 Messing Agreement dated November 17, 2003, between Mobliss, Inc. and Cingular Wireless LLC, assigned to New Motion, Inc. on January 19, 2007. Incorporated by reference to Exhibit
                  10.30 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.10 SMS Connectivity Agreement dated January 8, 2004, between Mobliss, Inc. and Cingular Wireless LLC, assigned to New Motion, Inc. on January 19, 2007. Incorporated by reference to
                  Exhibit 10.31 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.11 Heads of Agreement dated January 19, 2007, between New Motion, Inc. and Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.32 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.


31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

         Dated: May 15, 2007


                                    BY:   /s/ Allan Legator
                                         ---------------------------------------
                                    Allan Legator
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           --------------------------------------------------------------

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

3.4 Bylaws. Incorporated by reference to Exhibit 3.4 to the Registrant's Form 10-SB (File No. 000-51353) filed with the Commission on June 10, 2005.

3.5 Certificate of Amendment to the Restated Certificate of Incorporation, dated May 2, 2007. Incorporated by reference to
                  Exhibit 3.1 to the Registrant's Form 8-K (File No. 34-51353) filed with the Commission on May 7, 2007.

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

4.9               2007 Stock Incentive Plan.*

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

10.6 Executive Employment Agreement dated March 8, 2007, between MPLC, Inc. and Scott Walker. Incorporated by reference to
                  Exhibit 10.1 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on March 14, 2007.

10.7 Asset Purchase Agreement dated January 19, 2007, between New Motion, Inc. and Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.28 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.8 Secured Convertible Promissory Note issued on January 19, 2007 by New Motion in favor of Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.29 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.9 Messing Agreement dated November 17, 2003, between Mobliss, Inc. and Cingular Wireless LLC, assigned to New Motion, Inc. on January 19, 2007. Incorporated by reference to Exhibit
                  10.30 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.10 SMS Connectivity Agreement dated January 8, 2004, between Mobliss, Inc. and Cingular Wireless LLC, assigned to New Motion, Inc. on January 19, 2007. Incorporated by reference to
                  Exhibit 10.31 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.11 Heads of Agreement dated January 19, 2007, between New Motion, Inc. and Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.32 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.


31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.