Form 10QSB
period 2007-06-30
NEW MOTION, INC.
filed 2007-08-14
CIK 1022899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| Quarterly Report under Section13 or 15(d) of the Securities Exchange Act of 1934

                                    For the quarterly period ended JUNE 30, 2007
                                                                   -------------

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



--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed from last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of August 6, 2007, the Company has 11,965,596 shares of Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one)   Yes |_|  No |X|

                                NEW MOTION, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
TABLE OF CONTENTS.............................................................1

PART I - FINANCIAL INFORMATION................................................2

ITEM 1. FINANCIAL STATEMENTS..................................................2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.................................23

ITEM 3. CONTROLS AND PROCEDURES..............................................38

PART II - OTHER INFORMATION..................................................39

ITEM 6. EXHIBITS.............................................................39

                                NEW MOTION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (in thousands except share and per share amounts)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                       JUNE 30,
                                                         2007       DECEMBER 31,
                                                     (Unaudited)        2006
                                                    ------------    ------------
                     ASSETS
CURRENT ASSETS
Cash and cash equivalents .......................   $     13,989    $        544
Accounts receivable, net of allowance for
   doubtful accounts of $661 (unaudited)
   and $1,263, respectively .....................          4,839           3,527
Prepaid income taxes ............................            618             578
Prepaid expenses and other ......................            739             167
Deferred income taxes ...........................          1,193             149
                                                    ------------    ------------
                                                          21,378           4,965
                                                    ------------    ------------

PROPERTY AND EQUIPMENT ..........................            859             146
                                                    ------------    ------------

OTHER ASSETS
Acquisition costs, net ..........................             91             336
Deposits and other assets .......................             57              47
Intangible asset ................................          1,208            --
                                                    ------------    ------------
                                                           1,356             383
                                                    ------------    ------------

TOTAL ASSETS ....................................   $     23,593    $      5,494
                                                    ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable ................................   $      2,147    $      2,870
Accrued expenses ................................          1,716             837
Short-term note payable .........................             89            --
Deferred income taxes ...........................            564             564
                                                    ------------    ------------
                                                           4,516           4,271
                                                    ------------    ------------

LONG TERM LIABILITIES
Note payable ....................................             67            --
                                                    ------------    ------------

Minority interest in joint venture ..............            135            --
                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $0.01, 100,000,000
   authorized, 11,965,596 and 7,263,688
   issued and outstanding, respectively .........            120              73
Additional paid-in capital ......................         18,948              84
Retained earnings (deficit) .....................           (193)          1,066
                                                    ------------    ------------
                                                          18,875           1,223
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......   $     23,593    $      5,494
                                                    ============    ============


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                NEW MOTION, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands except share and per share amounts)


                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                             JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                               2007            2006            2007            2006
                                           ------------    ------------    ------------    ------------
NET SALES ..............................   $      6,894    $      3,884    $     12,536    $      6,962

COST OF SALES ..........................          1,494             156           2,220             219
                                           ------------    ------------    ------------    ------------

GROSS PROFIT ...........................          5,400           3,728          10,316           6,743
                                           ------------    ------------    ------------    ------------

EXPENSES
Selling and marketing ..................          4,460           2,309           7,447           2,823
General and administrative .............          2,898             901           5,098           1,781
                                           ------------    ------------    ------------    ------------
                                                  7,358           3,210          12,545           4,604
                                           ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS ..........         (1,958)            518          (2,229)          2,139
                                           ------------    ------------    ------------    ------------

OTHER EXPENSE (INCOME)
Interest income ........................           (153)             (9)           (239)             (9)
Interest expense .......................             11               7              18              11
Other expense ..........................           --                 5              21              29
                                           ------------    ------------    ------------    ------------
                                                   (142)              3            (200)             31
                                           ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES ....................         (1,816)            515          (2,029)          2,108

PROVISION (BENEFIT) FOR INCOME TAXES ...           (909)            201            (905)            597
                                           ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST .           (907)            314          (1,124)          1,511

MINORITY INTEREST, NET OF INCOME TAX ...            (20)           --               135            --
                                           ------------    ------------    ------------    ------------

NET INCOME (LOSS) ......................           (887)            314          (1,259)          1,511
                                           ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE:

Basic ..................................   $      (0.08)   $       0.04    $      (0.12)   $       0.21
                                           ============    ============    ============    ============
Diluted ................................   $      (0.08)   $       0.04    $      (0.12)   $       0.20
                                           ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic ..................................     11,780,923       7,263,688      10,650,096       7,263,688
Diluted ................................     11,780,923       7,750,426      10,650,096       7,750,426


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                NEW MOTION, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                            (Unaudited)(in thousands)

                                                             2007        2006
                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ......................................   $ (1,259)   $  1,511
Adjustments to reconcile net income
   to net cash from operating activities:
Allowance for doubtful accounts ........................       (602)       (392)
Depreciation and amortization ..........................        514          11
Stock-based compensation expense .......................        472        --
Deferred income taxes ..................................     (1,044)       --
Minority interest in net income of consolidated
   joint venture, net of income tax ....................        135        --
Changes in operating assets and liabilities:
Accounts receivable ....................................       (710)       (951)
Prepaid income taxes ...................................        (40)       --
Prepaid expenses .......................................       (562)        (38)
Deposits and other assets ..............................        (10)       --
Accounts payable .......................................       (723)        368
Accrued expenses .......................................        892          17
                                                           --------    --------
Net Cash (Used In) Provided By Operating Activities ....     (2,937)        526
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Mobliss transaction ...................        (36)       --
Purchase of property and equipment .....................       (118)       --
Acquisition of Katazo assets ...........................       (970)       --
                                                           --------    --------
Net Cash Used In Investing Activities ..................     (1,124)       --
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable .............................       (552)       (104)
Expenditures for equity financing ......................       (470)       --
Issuance of warrants ...................................         57        --
Issuance of preferred stock ............................     18,471        --
                                                           --------    --------
Net Cash Provided By (Used In) Financing Activities ....     17,506        (104)
                                                           --------    --------

NET CHANGE IN CASH .....................................     13,445         422
CASH AT BEGINNING OF PERIOD ............................        544         350
                                                           --------    --------

CASH AT END OF PERIOD ..................................   $ 13,989    $    772
                                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest and taxes .......................   $    (44)   $   (396)
                                                           ========    ========
Non-cash financing and investing disclosure (certain
non-cash transactions are disclosed in the financial
statement footnotes)
    Acquisition of intangible assets by issuance of note
    payable ............................................   $   (580)   $   --
                                                           ========    ========
    Acquisition of equipment by issuance of note payable   $   (708)   $   --
                                                           ========    ========
    Extinguishment of note payable and accrued interest
    upon conversion of note payable into common stock ..   $    593    $   --
                                                           ========    ========

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                NEW MOTION, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JANUARY 1, 2006 TO JUNE 30, 2007
                                   (Unaudited)
                       (in thousands except share amounts)

                                            SERIES A                   SERIES B                   SERIES D
                                    ------------------------   ------------------------   ------------------------
                                      SHARES        AMOUNT       SHARES        AMOUNT       SHARES        AMOUNT
                                    ----------    ----------   ----------    ----------   ----------    ----------
Balance at January 1, 2006 ......         --      $     --           --      $     --           --      $     --

Stock-based compensation expense          --            --           --            --           --            --
Net income ......................         --            --           --            --           --            --
                                    ----------    ----------   ----------    ----------   ----------    ----------
BALANCE AT DECEMBER 31, 2006 ....         --            --           --            --           --            --

Financing Costs related to
 reverse acquisition of MPLC ....         --            --           --            --           --            --
Issuance of Series A Preferred
 (Note 5) .......................            1          --           --            --           --            --
MPLC Common Exchange (Note 5) ...         --            --           --            --           --            --
Issuance of Series B Preferred
 (Note 5) .......................         --            --            650          --           --            --
Issuance of Series D Preferred
 (Note 5) .......................         --            --           --            --          8,333             1
Equity issuance costs related to
 issuance of preferred stock ....         --            --           --            --           --            --
Stock-based compensation expense          --            --           --            --           --            --
Value of warrants issued (Note 7)         --            --           --            --           --            --
Reverse split and conversion
 (Note 5) .......................           (1)         --           (650)         --         (8,333)           (1)
Net loss ........................         --            --           --            --           --            --
                                    ----------    ----------   ----------    ----------   ----------    ----------
BALANCE AT MARCH 31, 2007 .......         --            --           --            --           --            --

Conversion of IVG Note (Note 4) .         --            --           --            --           --            --
Issuance of shares for odd lot
 rounding after Reverse Split ...         --            --           --            --           --            --
Financing costs related to
 reverse acquisition of MPLC ....         --            --           --            --           --            --
Stock-based compensation expense          --            --           --            --           --            --
Net loss ........................         --            --           --            --           --            --
                                    ----------    ----------   ----------    ----------   ----------    ----------
BALANCE AT JUNE 30, 2007 ........         --      $     --           --      $     --           --      $     --


                                             COMMON           ADDITIONAL
                                    -----------------------    PAID-IN       RETAINED
                                      SHARES       AMOUNT      CAPITAL       EARNINGS       TOTAL
                                    ----------   ----------   ----------    ----------    ----------
Balance at January 1, 2006 ......    7,263,688   $       73   $      (63)   $      389    $      399

Stock-based compensation expense          --           --            147          --             147
Net income ......................         --           --           --             677           677
                                    ----------   ----------   ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2006 ....    7,263,688           73           84         1,066         1,223

Financing Costs related to
 reverse acquisition of MPLC ....         --           --           (576)         --            (576)
Issuance of Series A Preferred
 (Note 5) .......................         --           --          3,500          --           3,500
MPLC Common Exchange (Note 5) ...      250,000            3           (3)         --            --
Issuance of Series B Preferred
 (Note 5) .......................         --           --          6,500          --           6,500
Issuance of Series D Preferred
 (Note 5) .......................         --           --          9,999          --          10,000
Equity issuance costs related to
 issuance of preferred stock ....         --           --         (1,529)         --          (1,529)
Stock-based compensation expense          --           --            194          --             194
Value of warrants issued (Note 7)         --           --             57          --              57
Reverse split and conversion
 (Note 5) .......................    4,166,658           42          (41)         --            --
Net loss ........................         --           --           --            (372)         (372)
                                    ----------   ----------   ----------    ----------    ----------
BALANCE AT MARCH 31, 2007 .......   11,680,346          118       18,185           694        18,997

Conversion of IVG Note (Note 4) .      172,572            1          592          --             593
Issuance of shares for odd lot
 rounding after Reverse Split ...      112,678            1           (1)         --            --
Financing costs related to
 reverse acquisition of MPLC ....         --           --           (106)         --            (106)
Stock-based compensation expense          --           --            278          --             278
Net loss ........................         --           --           --            (887)         (887)
                                    ----------   ----------   ----------    ----------    ----------
BALANCE AT JUNE 30, 2007 ........   11,965,596   $      120   $   18,948    $     (194)   $   18,875


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -BACKGROUND AND BASIS OF PRESENTATION

BUSINESS

         New Motion, Inc. ("New Motion" or the "Company") and its wholly-owned operating subsidiary New Motion Mobile, Inc. ("New Motion Mobile" and collectively "New Motion" or the "Company") is a digital entertainment company headquartered in Irvine, California. The Company provides a wide range of digital entertainment products and services, using the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies. The Company's product and service portfolio includes contests, games, ringtones, screensavers and wallpapers, trivia applications, fan clubs and voting services, blogs and information services.

         The Company's business is focused on three strategic service lines - digital music, casual games and interactive contests. These distinct service lines consist of a broad array of properties, including MobileSidewalk(TM), RingtoneChannel and Bid4Prizes. MobileSidewalk(TM) is a U.S.-based mobile entertainment company, RingtoneChannel is a mobile storefront provider, and Bid4Prizes is a low-bid mobile auction game. Other products include, among others, "MobileSidewalk's Music Trivia," "Ringtone Club" and "Gator Arcade." The Company focuses on selectively increasing its application portfolio with high-quality, innovative applications. The Company's growing portfolio of mobile entertainment and Internet media services are based primarily on internally generated content, such as MobileSidewalk's Music Trivia and Bid4Prizes. Internally generated content generates the majority of the Company's revenue. The Company also licenses some identifiable content, such as ringtones, wallpapers and images from third parties to whom it generally pays a licensing fee on a per-download basis.

         The monthly end user subscription fees for the Company's wireless entertainment products and services generally range from $3.99 to $9.99. Across all of its applications, the median subscription term of the Company's users is approximately three and a half months. Premium downloads offered on an a-la-carte basis range from $0.99 to $5.99. The Company generates 95% of its revenues on a subscription basis versus 5% on an a-la-carte basis.

HISTORY

         New Motion, formerly known as MPLC, Inc., and prior to MPLC, Inc. as The Millbrook Press, Inc. was incorporated under the laws of the State of Delaware in 1994. Until 2004, the Company was a publisher of children's nonfiction books for the school and library market and the consumer market under various imprints. As a result of market factors, and after an unsuccessful attempt to restructure its obligations out of court, on February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court"). After filing for bankruptcy, the Company sold its imprints and remaining inventory and by July 31, 2004, had paid all secured creditors 100% of amounts owed. At this point in time, the Company was a "shell" company with nominal assets and no material operations. Beginning in January 2005, after the Bankruptcy Court's approval, all pre-petition unsecured creditors had been paid 100% of the amounts owed (or agreed) and all post petition administrative claims submitted had been paid. In December 2005, $0.464 per eligible share was available for distribution and was distributed to stockholders of record as of October 31, 2005. The bankruptcy proceedings were concluded in January 2006 and no additional claims were permitted to be filed after that date.

         New Motion Mobile was formed in March 2005 and subsequently acquired the business of RingtonChannel, an Australian aggregator of ringtones in June 2005. RingtoneChannel was originally incorporated on February 23, 2004. In 2004, RingtoneChannel began to sell ringtones internationally and then launched its first ringtone subscription service in the U.S. in February 2005. In August 2005, the New Motion

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mobile launched its first successful text message campaign incorporating music trivia. In March of 2006, New Motion Mobile partnered with GoldPocket Wireless, a leading provider of mobile technology solutions for media and entertainment companies, to enhance the proficiency and performance of its mobile service offering.

         On October 24, 2006, the Company and certain stockholders entered into a Common Stock Purchase Agreement with Trinad Capital Master Fund, Ltd. ("Trinad"), pursuant to which the Company agreed to redeem 23,448,870 shares of the Company's Common Stock from existing stockholders and sell an aggregate of 69,750,000 shares of the Company's Common Stock, representing 93% of the Company's issued and outstanding shares of Common Stock, to Trinad in a private placement transaction for aggregate gross proceeds of $750,000.

         On January 19, 2007, New Motion Mobile entered into an agreement with Index Visual & Games, Ltd. ("IVG") to purchase certain specified assets of Mobliss, a provider of proprietary applications, delivery systems, and platforms for wireless devices. In return for these assets, the Company issued to IVG a convertible promissory note (the "IVG Note"). Mobliss has direct networking and billing connectivity with carriers for executing large-scale SMS campaigns and distributing mobile content to a wide array of mobile devices across multiple carrier networks in the US and Canada. The primary strategic objective of this purchase is to allow the Company to more efficiently manage its business and operations by enabling it to directly bill and collect from mobile carriers, thus eliminating the fees associated with using third party billing processors and expediting the collection of open carrier receivables. This purchase will also enable the Company to better serve its customers and end users by expediting the time in which it reacts to changes in the marketplace.

         Also on January 19, 2007, New Motion Mobile entered into an agreement with IVG to create an Asian-themed mobile entertainment portal, the first major endeavor of its kind in the North American off-deck arena. This new direct-to-consumer service provides an opportunity for New Motion to tap into a new market with Asian-themed content, delivering sophisticated mobile products. The joint venture is to be registered under the name The Mobile Entertainment Channel Corporation ("MEC") and will assist New Motion in expanding its service offerings by partnering with IVG, a leading global player in the interactive games and mobile space.

         In February, 2007, New Motion Mobile completed an exchange transaction (the "Exchange") pursuant to which it merged with a publicly traded company, MPLC, Inc., so that New Motion Mobile became a publicly traded company, trading under the ticker "MPNC" on the Over-The-Counter Bulletin Board. In connection with the Exchange, the Company raised gross proceeds of approximately $20 million in equity financing through the sale of its Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

         After receiving approval by written consent of holders of a majority of all classes of its common and preferred stock and the approval of such holders voting together and as a single class, on May 2, 2007, the Company filed a certificate of amendment to its restated certificate of incorporation with the Delaware Secretary of State to effect the following corporate actions: (i) increase the authorized number of shares of its Common Stock from 75,000,000 to 100,000,000, (ii) change its corporate name to New Motion, Inc. from MPLC, Inc., and (iii) effect a 1-for-300 reverse split. In connection with these corporate actions, the Company also changed its ticker to "NWMO" on the Over-The-Counter Bulletin Board.

         On April 1, 2007, the Company entered into a Binding Letter of Intent (the "LOI") with Opera Telecom USA ("Opera") to purchase the following identified and specified assets: (1) the domain name www.katazo.com, (2) website html code and graphics, (3) access to a content management system, (4) a subscriber list, and (5) prepaid short codes. The Company purchased the assets for $970,000 in cash. The closing of the asset purchase occurred on May 25, 2007.

         In accordance with the terms of the IVG Note, on June 15, 2007, IVG converted all outstanding principal and accrued interest on the IVG Note into 172,572 shares of common stock at a conversion price of $3.44 per share, the fair market value of the Company's stock on the date of issuance of the IVG Note.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERIM FINANCIAL INFORMATION

         The Company's condensed balance sheet as of December 31, 2006 has been derived from audited financial statements and the interim condensed consolidated financial statements have been prepared from the records of the Company without audit. The Company's unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at June 30 2007, and the results of operations and cash flows for the three- and six-months ended June 30, 2007 and 2006, respectively, have been made. These interim consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for each of the two years in the period ended December 31, 2006 contained in the Company's Annual Report on Form 10-KSB filed with the SEC on April 2, 2007. The results of operations for the three- and six-months ended June 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of RingtoneChannel from its inception in February 2004 and the accounts of New Motion Mobile from its inception in March 2005. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has focused its efforts on the high-growth opportunities in the United States market with less focus on the international market that was historically Ringtone Channel's business. As such, by September 2006, the operations of RingtoneChannel were essentially blended into the operations of New Motion and the Company began the process for the eventual dissolution of the RingtoneChannel legal entity.

         Beginning in the first quarter of 2007, the Company's consolidated financial statements also include the accounts of the Company's Mobile Entertainment Channel Corporation ("MEC") joint venture. On January 19, 2007, the Company entered into a Heads of Agreement with Index Visual & Games Ltd. ("IVG") setting forth the terms of the joint venture to distribute IVG content within North America and to manage and service the Mobliss, Inc. ("Mobliss") assets acquired from IVG. In accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51," the results of MEC have been consolidated with the Company's accounts because the Company (i) currently controls the joint venture's activities, (ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expects to fund the joint venture and absorb the expected losses for the foreseeable future. The Company owns a 49% stake and IVG owns a 51% stake in the joint venture. As a result of the consolidation, the minority interest liability on the Company's balance sheet represents IVG's interest in operating results of the joint venture.

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

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the concentration of sales and accounts receivable with these customers:

                                     FOR THE SIX MONTHS     FOR THE THREE MONTHS
                                       ENDED JUNE 30,          ENDED JUNE 30,
                                      2007        2006        2007        2006
                                    --------    --------    --------    --------
SIGNIFICANT CUSTOMERS:
REVENUE
Customer A ......................        10%         64%          8%         48%
Customer B ......................        - %         13%         - %          9%
Customer C ......................        85%         23%         85%         43%
Other Customers .................         5%         - %          7%         - %

                                    JUNE 30,    DEC. 31,
                                      2007        2006
                                    --------    --------
SIGNIFICANT CUSTOMERS:
ACCOUNTS RECEIVABLE
Customer A ......................        11%         18%
Customer B ......................        - %         11%
Customer C ......................        81%         70%
Other Customers .................         8%          1%

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

INTANGIBLE ASSETS MEASUREMENT AND RECOGNITION

         For intangible assets acquired, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company recognizes and measures the intangible asset acquired based on its fair value, or in the case of a group of intangible assets acquired, based on each asset's relative fair value. The Company uses a range of

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

valuation methodologies, including performing discounted cash flow analysis, to value acquired intangible assets. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset's life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

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

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ADVERTISING AND MARKETING EXPENSE

         The Company expenses advertising and marketing costs as incurred. For the six months ended June 30, 2006 and 2007, advertising and marketing expenses were $2,823,000 and $7,447,000, respectively. For the quarters ended June 30,
2006 and 2007, advertising and marketing expenses were $2,309,000 and $4,460,000, respectively.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no change in the liability for unrecognized tax benefits. The Company does not have any unrecognized tax benefits as of January 1, 2007, and June 30, 2007.

         Included in the balance at January 1, 2007, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

period. Also included in the balance at January 1, 2007, are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. As a result of (insert issue, if applicable), the Company expects no adjustment to its amount of unrecognized tax benefits during 2007.

         The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties accrued at June 30, 2007.

         For the six-months ended June 30, 2007, the Company has a benefit for income taxes of approximately $905,000. This represents a current tax benefit for the Company of $1,044,000, offset by a tax provision of $139,000 for its consolidated joint venture entity, MEC. For the three months ended June 30, 2007, the Company has a benefit for income taxes of approximately $909,000. This represents a current tax benefit for the Company of $889,000 and a tax benefit of $20,000 for the Company's consolidated joint venture entity, MEC.

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

         In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, "Accounting for Registration Payment Arrangements" (" FSP EITF 00-19-2"). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Company does not expect adoption of FSP EITF 00-19-2 will have a material impact on its consolidated results of operations or financial position.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - TRANSACTIONS WITH IVG

PURCHASE OF MOBLISS ASSETS AND IVG NOTE

         On January 19, 2007, the Company entered into an Asset Purchase Agreement with IVG, pursuant to which the Company purchased from IVG certain mobile associated assets of Mobliss, Inc. ("Mobliss"). These assets do not constitute substantially all of the assets or the ongoing business of Mobliss and thus will be accounted for at cost consistent with the purchase of specific assets and not the acquisition of a business. The Company purchased the assets specified in the Asset Purchase Agreement through the issuance to IVG of the IVG Note with an aggregate principal amount of up to $2,320,000. Pursuant to the terms of the Asset Purchase Agreement, on January 19, 2007, the Company consummated the initial closing of the acquisition wherein the Company issued the IVG Note in the principal amount of $500,000 to IVG and received all of the assets to be purchased under the Asset Purchase Agreement, other than certain cellular carrier connection contracts described under the Asset Purchase Agreement. On January 26, 2007, the Company increased the principal amount of the IVG Note by $580,000 to $1,080,000 as payment for the assignment of one of the cellular carrier connection contracts listed in the Asset Purchase Agreement. On February 26, 2007, the Company repaid $500,000 of the IVG Note.

         The IVG Note bore interest at the rate of 5% per annum accruing from the time amounts were advanced thereunder and matured on the earlier of November 30, 2007 or 30 days after delivery by IVG of written notice to the Company demanding payment. Prior to repayment, IVG could convert the IVG Note into shares of common stock at a conversion price of $3.44 per share, the fair market value of the Company's common stock on the date of issuance of the IVG Note. The IVG Note was also automatically convertible into shares of common stock at a conversion price of $3.44 upon the date that the common stock was listed on the New York Stock Exchange, American Stock Exchange, Nasdaq Global Market or Nasdaq Capital Market. The Company granted IVG piggyback registration rights for the shares issuable upon conversion of the IVG Note. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company accounted for the IVG Note as short-term debt and did not separately value the convertibility feature of the IVG Note because (i) this option was contingent upon a future undeterminable event, (ii) the number of shares to be issued was not determinable until the future event occurred and (iii) the derivative component of the IVG Note is embedded and not detachable from the IVG Note.

         In accordance with the terms of the IVG Note, on June 15, 2007, IVG converted all outstanding principal and accrued interest on the IVG Note into 172,572 shares of common stock at a conversion price of $3.44 per share, the fair market value of the Company's stock on the date of issuance of the IVG Note. In accordance with SFAS 84, "Induced Conversions of Convertible Debt (An Amendment of APB Opinion No. 26)," the Company has not recognized a gain or loss upon the conversion of the IVG Note because the conversion was pursuant to original conversion terms, such that the debt was extinguished in exchange for equity pursuant to a preexisting contract that was already recognized in the Company's financial statements.

MOBILE ENTERTAINMENT CHANNEL CORPORATION

         Concurrent with the signing of the Asset Purchase Agreement with IVG, the Company also entered into a Heads of Agreement with IVG, setting forth the terms of a joint venture with IVG to distribute IVG content within North America and to manage and service the assets acquired under the Asset Purchase Agreement. The joint venture, The Mobile Entertainment Channel Corporation ("MEC"), is a Nevada corporation in which the Company will own a 49% stake and IVG will own a 51% stake. The joint venture is to be managed by a three-member board, with each party designating one member and both parties mutually designating the third member of the board. The Company will enter into a management services agreement with the joint venture pursuant to which it will

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

pay the joint venture a management fee equal to the purchase price paid under the Asset Purchase Agreement, or $1,080,000, for management services rendered by the joint venture. The Company made an advance payment on the management fee of $500,000 on March 12, 2007, with the remainder of the management fee payable in quarterly installments, through June 30, 2008. Beyond any advance payments, each quarterly management fee payment made by the Company to the joint venture will equal 10% of the revenue generated from the assets the Company acquired from IVG. The joint venture has been established and the Company is in the process of evaluating, with IVG, various Asian-themed content for placement in the joint venture.

         The Company's condensed consolidated financial statements include the accounts of the MEC joint venture. In accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51," the results of MEC have been consolidated with the Company's accounts because the Company (i) currently controls the joint venture's activities, (ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expects to fund the joint venture for the foreseeable future. The consolidation of MEC reflects the elimination of all intercompany transactions. MEC is reflected with the following balances in the Company's consolidated balance sheet at June 30, 2007: current assets of $409,000 and current liabilities of $139,000. MEC's results of operations are reflected in the Company's consolidated statement of operations for the six months ended June 30, 2007 as minority interest of $135,000, net of provision for income tax of $139,000 and for the three months ended June, 2007 as minority interest of $(20,000), net of a benefit for income tax of $20,000. The minority interest reflects our joint venture partner's portion of MEC's net income or loss for the period.

NOTE 4 - PURCHASE OF KATAZO ASSETS

         On April 1, 2007, the Company entered into a Binding Letter of Intent (the "LOI") with Opera Telecom USA ("Opera") to purchase the following identified and specified assets: (1) the domain name www.katazo.com, (2) website html code and graphics, (3) access to a content management system, (4) a subscriber list, and (5) prepaid short codes. The Company purchased the assets for $970,000 in cash. The closing of the asset purchase occurred on May 25, 2007. Both parties expect to execute a more complete written agreement to supersede the LOI. According to the terms of the LOI, The Company may terminate the LOI or final agreement in the event that the total number of billable subscribers is reduced by more than 15% during any 30-day period between April 1, 2007 and June 30, 2007. According to the LOI, there is no limit to the time the Company can take to assess whether to terminate the LOI or final agreement. In the event of termination, the purchase price will be refunded to the Company, less any amounts the Company has collected from the assets. In accordance with APB Opinion No. 16, "Business Combinations" and EITF 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business," the Company has determined that the purchase of assets was not a purchase of a business. The Company has also evaluated the specified assets and, in accordance with SFAS 142, "Goodwill and Other intangible Assets," has allocated the cost of the acquisition to the individual assets based on their relative fair values, without any goodwill. In addition, the Company is amortizing the amortizable identified intangible assets based on their respective useful lives, ranging from five months to eighteen months.

NOTE 5 - INTANGIBLE ASSETS

         The Company's intangible assets consist of a cellular carrier connection contract acquired pursuant to the Asset Purchase Agreement with IVG and a subscriber list and certain other assets (the "Katazo assets) acquired from Opera. The gross carrying amount of the Company's intangible assets totals $1,540,000 and as of June 30, 2007 the accumulated amortization applicable to the intangible assets was $332,000, resulting in a net carrying amount of $1,208,000. The amortizable intangible assets acquired are being amortized over periods of five to 18 months.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEBT

         In addition to the IVG Note, which was subsequently converted into the Company's common stock (see "Note 3 - Transactions with IVG"), the Company also has a note payable due to Oracle for hardware and software purchases made on February 28, 2007. The term of the note is two years and interest charged there under is approximately 8% per annum.

NOTE 7 - EARNINGS PER SHARE

         The computational components of basic and diluted earnings per share are as follows:

                                          FOR THE SIX MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                               ENDED JUNE 30,                  ENDED JUNE 30,
                                        ----------------------------    ----------------------------
                                            2007            2006            2007            2006
                                        ------------    ------------    ------------    ------------
EPS DENOMINATOR:
Basic weighted average shares .......     10,650,096       7,263,688      11,780,923       7,263,688
Effect of dilutive securities .......           --           486,738            --           448,933
                                        ------------    ------------    ------------    ------------
Diluted weighted average shares .....     10,650,096       7,750,428      11,780,923       7,712,621
                                        ------------    ------------    ------------    ------------

EPS NUMERATOR (EFFECT ON NET INCOME):
Basic weighted average earnings .....   $ (1,259,000)   $  1,511,000    $   (887,000)   $    314,000
Effect of dilutive securities .......           --             3,000            --             3,000
                                        ------------    ------------    ------------    ------------
Diluted weighted average earnings ...   $ (1,259,000)   $  1,514,000    $   (887,000)   $    317,000
                                        ------------    ------------    ------------    ------------

EARNINGS PER SHARE:
Basic weighted average earnings .....   $      (0.12)   $       0.21    $      (0.08)   $       0.04
Effect of dilutive securities .......           --             (0.01)           --              --
                                        ------------    ------------    ------------    ------------
Diluted weighted average earnings ...   $      (0.12)   $       0.20    $      (0.08)   $       0.04
                                        ------------    ------------    ------------    ------------

         For comparative purposes, the 7,263,688 shares of outstanding common stock of the Company, after the recapitalization has been retroactively and consistently applied throughout all periods presented for the purposes of earnings per share calculations.

         Common stock underlying outstanding options, convertible securities and warrants were not included in the computation of diluted earnings per share for the three- and six-months ended June 30, 2007 and three-months ended June 30, 3006, because their inclusion would be antidilutive when applied to the Company's net loss per share. For the three- and six months ended June 30, 2007, the Company's weighted average shares outstanding includes the effects of (i) 1,200,000 common shares as of January 19, 2007, after the conversion of the Series A Preferred Stock, (ii) 1,300,000 common shares as of February 12, 2007, after the conversion of the Series B Preferred Stock, (iii) 250,000 common shares which were issued and outstanding shares of MPLC immediately prior to the Exchange as of February 12, 2007, (iv) 1,666,658 common shares as of March 6, 2007, after the conversion of the Series D Preferred Stock, (v) 172,572 common shares as of June 15, 2007, after the conversion of the IVG Note, and (vi) 112,678 common shares issued for odd lot rounding in connection with the Reverse Split.

         Under the treasury stock method, options to purchase 448,934 shares of common stock and notes convertible into 37,804 shares of common stock were included in the computation of diluted earnings per share for the six months ended June 30, 2006 because their exercise or conversion prices were less than the fair value of the common shares and therefore are dilutive.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY

         RingtoneChannel was incorporated on February 23, 2004 with authorized common stock of 100 shares at $1 par value. New Motion Mobile was incorporated on March 21, 2005 with an authorized common stock of 10,000,000 shares at $.001 par value. As discussed in Note 1, RingtoneChannel was transferred to New Motion Mobile from BroadSpring, under common ownership with New Motion Mobile.
Accordingly, New Motion Mobile from its inception was considered to be a continuation of the RingtoneChannel business. In connection with this transfer, New Motion Mobile issued 1,000,000 shares to its stockholders in May 2005 in return for $100,000 in proceeds and then paid $90,000 of these proceeds back to Broadspring for all the outstanding shares of RingtoneChannel. The change in the equity structure of New Motion Mobile at the time of the transfer was a recapitalization with net proceeds of $10,000 but no change in the percentage of ownership amongst the stockholders. In June 2005, the Board of Directors of New Motion Mobile approved a 5 for 1 stock split, thus increasing issued and outstanding common stock to 5,000,000 shares.

         On January 31, 2007, New Motion Mobile entered into an exchange agreement with MPLC (now called New Motion, Inc.) and Trinad Capital Master Fund, Ltd. The closing of the Exchange occurred on February 12, 2007. At the closing, MPLC acquired all of the outstanding shares of the capital stock of New Motion Mobile. In exchange for the stock, MPLC issued to New Motion Mobile's stockholders 500,000 shares of MPLC's Series C Convertible Preferred Stock, par value $0.10 per share (the "Series C Preferred Stock"), which was subsequently converted into 7,263,688 shares of MPLC's common stock on May 2, 2007. After the Exchange, the stockholders of MPLC immediately prior to the Exchange owned 250,000 post-Reverse Split common shares of the Company.

         On May 2, 2007 MPLC filed an amendment to its restated certificate of incorporation with the Secretary of State of the State of Delaware, to change its corporate name to New Motion, Inc. from MPLC, Inc., to increase the authorized shares of common stock from 75 million to 100 million and to effect a 1-for-300 reverse stock split (the "Reverse Split"). These matters were approved by the requisite vote of the stockholders of the Company on March 15, 2007. As such, for comparative purposes, the 7,263,688 shares of outstanding common stock of the combined entity, after recapitalization and the 1-for-300 Reverse Split, has been retroactively applied to January 1, 2006 and consistently applied throughout all periods presented.

         In conjunction with the exchange transaction, the Company issued one share of its Series A Preferred Stock on January 19, 2007, 650 shares of its Series B Preferred Stock on February 12, 2007 and 8,333 shares of its Series D Preferred Stock on March 6, 2007 for aggregate gross proceeds to the Company of approximately $20 million. Upon effectiveness of the Reverse Split, on May 2, 2007, the one share of Series A Preferred Stock automatically converted into 1,200,000 shares of common stock, the 650 shares of Series B Preferred Stock automatically converted into 1,300,000 shares of common stock and the 8,333 shares of Series D Preferred Stock automatically converted into 1,666,658 shares of common stock. The effect of the Reverse Split and of the conversion of all classes of preferred stock into common shares of the Company have been retroactively applied to the financing transactions.

         Pursuant to a registration rights agreement entered into on February 28, 2007, the Company is required to file a registration statement with the SEC to register the common stock issued in connection with the conversion of the Series D Preferred Stock. The Company is subject to payment of liquidated damages of one percent of the Series D aggregate purchase price if the registration statement is not filed within 75 days of the Series D financing, which closed on March 6, 2007, the date the Company received the cash proceeds of the Series D financing. The Company is subject to a further one percent liquidated damages payment for each 30-day period in which the registration statement has not been filed, up to a maximum of 12% of the Series D aggregate purchase price. The Company filed a registration statement on Form SB-2 on May 16, 2007, to register the common stock issued in connection with the conversion of the Series D Preferred Stock along with certain other shares of common stock. Subsequently, on July 20, 2007, the Company filed Amendment No. 1 to Form SB-2 in response to comments received from the SEC on its original filing.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         On June 15, 2007, pursuant to the terms of the IVG Note, IVG sent notice to the Company asking for the IVG Note to be converted into shares of the Company's common stock at a conversion price of $3.44, which was the fair market value of the Company's common stock at the time of the issuance of the IVG Note. Based on the $580,000 principal value of the IVG Note as of that date and approximately $14,000 of accrued interest payable under the IVG Note, the Company issued 172,572 shares of its common stock to IVG and cancelled the IVG Note. In accordance with SFAS 84, "Induced Conversions of Convertible Debt (An Amendment of APB Opinion No. 26)," the Company has not recognized a gain or loss upon the conversion of the IVG Note because the conversion was pursuant to original conversion terms, such that the debt was extinguished in exchange for equity pursuant to a preexisting contract that was already recognized in the Company's financial statements.

NOTE 9 - STOCK BASED COMPENSATION

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

2007 PLAN

         On February 16, 2007, the Company's board of directors approved our 2007 Stock Incentive Plan (the "2007 Plan"). On March 15, 2007, the Company received, by written consent of holders of a majority of all classes of its common and preferred stock and the consent of the holders of a majority of the Company's common stock and preferred stock voting together and as a single class, approval of the 2007 Plan. Under the 2007 Plan, officers, employees and non-employees may be granted options to purchase the Company's common stock at no less than 100% of the market price at the date the option is granted. Incentive stock options granted under the 2007 Plan typically vest at the rate of 33% on the anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment or in the event of certain transactions, such as a merger of the Company.

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

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The Company did not make any option awards during the quarter ended June 30, 2007. The fair value of each option award during the six months ended June 30, 2007 was estimated on the date of grant using a Black-Scholes valuation model that used the assumptions noted in the following table:

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

STOCK OPTIONS

         Stock option activity under the 2005 Plan and 2007 Plan was as follows (amounts presented on a post-Reverse Split basis):

                                                              WEIGHTED-     ESTIMATED
                                                               AVERAGE      AGGREGATE
                                               NUMBER OF       EXERCISE     INTRINSIC
                                                 SHARES         PRICE         VALUE
                                              -----------    -----------   -----------
Outstanding at January 1, 2007 ............     1,349,594    $      0.51   $   892,000
Granted ...................................       443,700    $      6.05
Forfeited or cancelled ....................      (585,453)   $      0.53
                                              -----------
Outstanding at June 30, 2007 ..............     1,207,841    $      2.54   $16,016,000
                                              ===========
Vested or expected to vest at June 30, 2007       605,450    $      0.78   $ 9,093,859
                                              ===========
Exercisable at June 30, 2007 ..............       605,450    $      0.78   $ 9,093,859
                                              ===========

         For the six months ended June 30 2007, there was no stock option activity outside of the 2005 Plan and 2007
Plan.

         For the three- and six months ended June 30, 2007, $194,000 and $278,000, respectively ($194,000 and $278,000, respectively after tax) of compensation relating to options was recorded. No stock-based compensation costs were capitalized as part of the cost of an asset for any of the periods presented. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow. Prior to January 1, 2006, the Company would have reported the entire tax benefit related to the exercise of stock options as an operating cash flow if options had been exercised. There was no tax benefit from option exercises for the three- and six-month periods ended June 30, 2007.

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The  following  table  summarizes   information   concerning  currently
outstanding and exercisable stock options as of June 30, 2007:

                                     WEIGHTED       WEIGHTED                      WEIGHTED
    RANGE OF                         AVERAGE         AVERAGE                       AVERAGE
    EXERCISE           OPTIONS      REMAINING       EXERCISE        OPTIONS       EXERCISE
     PRICES          OUTSTANDING   LIFE (YEARS)       PRICE       EXERCISABLE       PRICE
-----------------   ------------   ------------   ------------   ------------   ------------
2005 PLAN:
      $0.48 .....        756,877            8.5   $       0.48        572,117   $       0.48
      $2.34 .....          7,624            9.1   $       2.34           --     $       2.34

2007 PLAN:
      $6.00 .....        406,200            9.6   $       6.00         33,333   $       6.00
      $6.60 .....         37,500            4.6   $       6.60           --     $       6.60

OUTSIDE OF PLANS:
      $2.34 .....        363,184            9.2   $       2.34           --     $       2.34


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

         The fair value of each warrant issued during the period ended June 30, 2007 were estimated on the date of grant using a Black-Scholes valuation model that used the following assumptions:

                                                 JANUARY 2007     FEBRUARY 2007
                                                WALKER AND SGE        SMH
                                                   WARRANTS         WARRANTS
                                                --------------   --------------
                                                   (Grant)            (Grant)
Stock price ............................             $3.44            $6.00
Strike Price ...........................             $3.44            $5.50
Maturity ...............................           5 years          5 years
Risk free interest rate ................                5%               5%
Volatility .............................               86%              86%
Fair market value per share ............             $2.42            $4.31

         The warrants issued during the six months ended June 30 2007 are fully vested and exercisable on the date of grant.

         In 2006, the Company issued Secured Convertible Notes to Scott Walker and SGE, a corporation owned by Allan Legator, the Company's Chief Financial Officer. These Secured Convertible Notes were repaid in full with interest in September 2006. Pursuant to the terms of the Secured Convertible Notes, on

                                NEW MOTION, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

         The  following  table  summarizes   information   concerning  currently
outstanding and exercisable common stock warrants as of June 30, 2007:

                                     WEIGHTED       WEIGHTED                      WEIGHTED
    RANGE OF                         AVERAGE         AVERAGE                       AVERAGE
    EXERCISE          WARRANTS      REMAINING       EXERCISE       WARRANTS       EXERCISE
     PRICES          OUTSTANDING   LIFE (YEARS)       PRICE       EXERCISABLE       PRICE
-----------------   ------------   ------------   ------------   ------------   ------------
$       3.44              16,200            4.6   $       3.44         16,200   $       3.44
$       5.50             290,909            4.7   $       5.50        290,909   $       5.50


NOTE 10 - COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company has been involved in various disputes, which are routine and incidental to the business. In the opinion of management the results of such disputes will not have a significant adverse effect on the financial position or the results of operations of the Company.

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The information contained in this Form 10-QSB is intended to update the information contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006 of New Motion, Inc. ("we," "our," "us", the "Company," or "New Motion") and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis" and other information contained in our Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING OUR CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND THE THREE AND SIX MONTHS ENDED JUNE 30, 2006. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS" ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED UNDER THE "CAUTIONARY STATEMENTS AND RISK FACTORS" IN OUR FORM 10-KSB FILED WITH THE SEC ON APRIL 2, 2007.

OVERVIEW

         We are a digital entertainment company headquartered in Irvine, California. We provide a wide range of digital entertainment products and services, using the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies. Our product and service portfolio includes contests, games, ringtones, screensavers and wallpapers, trivia applications, fan clubs and voting services, blogs and information services.

         Our business is focused on three strategic service lines - digital music, casual games and interactive contests. These distinct service lines consist of a broad array of properties, including MobileSidewalk(TM), RingtoneChannel and Bid4Prizes. MobileSidewalk(TM) is a U.S.-based mobile entertainment company, RingtoneChannel is a mobile storefront provider, and Bid4Prizes is a low-bid mobile auction game. Other products include, among others, "MobileSidewalk's Music Trivia," "Ringtone Club" and "Gator Arcade." We focus on selectively increasing our application portfolio with high-quality, innovative applications. Our growing portfolio of applications and services are based primarily on internally generated content, such as MobileSidewalk's Music Trivia and Bid4Prizes. Internally generated content generates the majority of our revenues. We also license some identifiable content, such as ringtones, wallpapers and images from third parties to whom we generally pay a licensing fee on a per-download basis.

         The monthly end user subscription fees for our wireless entertainment products and services generally range from $3.99 to $9.99. Across all of our applications, the median subscription term of our users is approximately three and a half months. Premium downloads offered on an a-la-carte basis range from $0.99 to $5.99. We generate 95% of its revenues on a subscription basis versus 5% on an a-la-carte basis.

HISTORY

         New Motion Mobile was formed in March 2005 and subsequently acquired the business of RingtonChannel, an Australian aggregator of ringtones in June 2005. RingtoneChannel was originally incorporated on February 23, 2004. In 2004, RingtoneChannel began to sell ringtones internationally and then launched its first ringtone subscription service in the U.S. in February 2005. In August 2005, we launched our first successful text message campaign incorporating music trivia. In March of 2006, we partnered with GoldPocket Wireless, a leading provider of mobile technology solutions for media and entertainment companies, to enhance the proficiency and performance of our mobile service offering.

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         Also on January 19, 2007, we entered into an agreement with IVG to create an Asian-themed mobile entertainment portal, the first major endeavor of its kind in the North American off-deck arena. This new direct-to-consumer service provides an opportunity for us to tap into a new market with Asian-themed content, delivering sophisticated mobile products. The joint venture is to be registered under the name The Mobile Entertainment Channel Corporation and will assist us in expanding our service offerings by partnering with IVG, a leading global player in the interactive games and mobile space.

         In February, 2007, we completed an exchange transaction pursuant to which we merged with a publicly traded company, MPLC, Inc., so that we (New Motion Mobile) became a publicly traded company, trading under the ticker "MPNC" on the Over-The-Counter Bulletin Board. In connection with the Exchange, we raised gross proceeds of approximately $20 million in equity financing through the sale of our Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

         After receiving the requisite approval of our stockholders, on May 2, 2007, we filed a certificate of amendment to our restated certificate of incorporation with the Delaware Secretary of State to (i) increase the authorized number of shares of our common stock from 75,000,000 to 100,000,000,
(ii) change our corporate name to New Motion, Inc. from MPLC, Inc., and (iii) effect a 1-for-300 reverse split. In connection with these corporate actions, we also changed our ticker symbol to "NWMO" on the Over-The-Counter Bulletin Board.

         On April 1, 2007, we entered into a Binding Letter of Intent (the "LOI") with Opera Telecom USA ("Opera") to purchase the following identified and specified assets: (1) the domain name www.katazo.com, (2) website html code and graphics, (3) access to a content management system, (4) a subscriber list, and
(5) prepaid short codes. We purchased the assets for $970,000 in cash. The closing of the asset purchase occurred on May 25, 2007.

         In accordance with the terms of the IVG Note, on June 15, 2007, IVG converted all outstanding principal and accrued interest on the IVG Note into 172,572 shares of common stock at a conversion price of $3.44 per share, the fair market value of our stock on the date of issuance of the IVG Note.

KEY BUSINESS FACTORS

         In managing and evaluating our business, we consider, among other factors the following:

         CONSISTENT MONITORING OF OPERATIONAL METRICS. Our business model, regardless of the product sold, is primarily a subscription based business. To that end, we frequently monitor a range of key metrics that have a direct impact on our ability to retain existing subscribers and our efficiency in acquiring new subscribers. These metrics include: cost per acquisition, churn rate of existing subscribers, churn rate of recurring subscribers, average revenue per user, billability of new subscribers, billability of existing subscribers and refund rates among others. Our ability to receive information on a daily, weekly, and monthly basis in order to calculate our operational metrics is critical to successfully running our business.

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         COMPOSITION OF OUR PRODUCTS AND SERVICES. Our strategy is to publish a diversified and balanced portfolio of high-quality products and services based on both New Motion brands and brands that we license from third parties. We aim to provide a range of products that leverage the fixed Internet, where U.S. consumers increasingly purchase and redeem our services Internet (commonly referred to as the "off deck arena"), alongside mobile delivery. We believe that creating innovative Internet storefronts where online content is wrapped around mobile products provides a richer experience to the consumer and a higher retention rate.

         Our third party license agreements for third-party branded content typically require that we pay a small advance or guaranteed payment. However, the majority of our licensed content deals are based on revenue share so that our exposure to high priced, up front licenses is limited. We generally recoup all of the advances we have paid from royalties earned from sales of the application before the licensor receives any further royalty payments from us. We also distribute applications for other publishers, developers and licensors. When we distribute applications, we generally do not assume the cost or responsibility associated with application development, which ultimately results in a higher royalty payment to the third party and therefore a lower gross margin for us on distributed products.

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

         REVENUE RECOGNITION AND RECEIVABLES. We recognize revenue from the sale or subscription of our applications to wireless subscribers under distribution agreements with wireless carriers and aggregators in the period in which the applications are purchased, or over the period in which the applications are subscribed, assuming that: fees are fixed and determinable; we have no significant obligations remaining; and collection of the related receivable is reasonably assured.

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

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         Reserves recorded based on this estimation process for the years ended December 31, 2005 and 2006, amounted to 15% and 13% of gross revenue, respectively. Reserves recorded as of June 30, 2007 amounted to 5% of gross revenue. The improvement in our reserve is due to more accurate and timely billing information received from our aggregator customers. Historically, differences between our estimates and actual revenues have not been materially different and, as a private company, we had adequate time to adjust our estimated revenues to actual results once we receive final sales data. On a going forward basis, our quarterly revenues will include a reserve allowance based on historical trends regarding chargebacks.

         IMPAIRMENT OF LONG-LIVED ASSETS. We assess impairment of our long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Factors considered by us include significant underperformances relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. We report an impairment loss in the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows if not. To date, we have not had an impairment of long-lived assets.

         For each of the periods reported herein, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

         INTANGIBLE ASSETS MEASUREMENT AND RECOGNITION. For intangible assets that we acquire, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we recognize and measure the intangible asset acquired based on its fair value, or in the case of a group of intangible assets acquired, based on each asset's relative fair value. We use a range of valuation methodologies, including performing discounted cash flow analysis, to value acquired intangible assets. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset's life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

         INCOME TAXES. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

         We file income tax returns with U.S. and Australian federal jurisdictions and in the state of California. We are subject to U.S. and
Australia federal examinations and California state examinations by tax authorities. The statute of limitations for 2005 and 2006 in all jurisdictions remains open and are subject to examination by tax authorities.

         We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized no change in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. We do not have any unrecognized tax benefits as of January 1, 2007, and June 30, 2007.

         Included in the balance at January 1, 2007, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. Also included in the balance at January 1, 2007, are $0 of unrecognized tax benefits that, if recognized, would impact the effective tax rate. We do not expect any adjustment to our amount of unrecognized tax benefits during 2007.

         We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We did not have any amount accrued for the payment of interest and penalties at June 30, 2007.

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         ACCOUNTING FOR STOCK-BASED COMPENSATION. We have historically utilized the fair value method of recording stock-based compensation as contained in SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. Compensation expense is measured at the grant dated based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model.

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

         PRODUCT DEVELOPMENT COSTS. We expense product development costs, which consist primarily of software development costs, as they are incurred. We account for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We expense software development costs that we incur in the research and development of software products and enhancements to existing software products until the time when we establish technological feasibility, and we capitalize costs from that time until the product is available for general release to customers. Under our current practice of developing new applications, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. As a result, to date, we have not capitalized any costs relating to our application development because the costs incurred after the establishment of technological feasibility of our applications have not been significant. In addition, in the future, we will consider the following factors in determining whether costs can be capitalized: the emerging nature of the wireless entertainment market; the rapid evolution of the platforms and mobile phones on which we develop; the lack of pre-orders or sales history for our applications; the uncertainty regarding an application's revenue-generating potential; our lack of control over the sales channel resulting in uncertainty as to when an application will be available for sale, if at all; and our historical practice of canceling applications throughout each stage of the development process. We do not consider the amount of our software development costs to be material for the periods presented.

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         CONSOLIDATION. We have consolidated the accounts of our Mobile Entertainment Channel Corporation ("MEC") joint venture, in accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51." The results of MEC have been consolidated with our accounts because we (i) currently control the joint venture's activities, (ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expect to fund the joint venture for the foreseeable future. We own a 49% stake and IVG owns a 51% stake in the joint venture.

         The consolidation of MEC reflects the elimination of all intercompany transactions. MEC is reflected with the following balances in our consolidated balance sheet at June 30, 2007: current assets of $409,000 and current liabilities of $139,000. MEC's results of operations are reflected in our consolidated statement of operations for the six months ended June 30, 2007 as minority interest of $135,000, net of provision for income tax of $139,000 and for the three months ended June, 2007 as minority interest of $(20,000), net of a benefit for income tax of $21,000. The minority interest reflects our joint venture partner's portion of MEC's net income or loss for the period.

         In the future, we will consider the following factors in determining whether this joint venture entity, or other entities should be consolidated: (i) whether the variable interest entity ("VIE") has sufficient equity investment at risk and (ii) whether equity investors in the VIE lack any of the following three characteristics of controlling financial interest: (a) participate in decision-making processes by voting their shares, (b) expect to share in returns generated by the entity and (c) absorb any losses the entity may incur.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006.

         The following analysis and discussion pertains to our results of operations for the three months ended June 30, 2007, compared to our results of operations for the three months ended June 30, 2006.

NET SALES

                                          THREE MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

Net sales..........................   $ 6,894,000    $ 3,884,000            77%

         Net sales increased 77% to $6,894,000 for the three months ended June 30, 2007, compared to $3,884,000 for the three months ended June 30, 2006. This increase in net sales over the prior period was due to a 113% increase in our average monthly billable customer base. This significant increase in our average monthly billable customer base was due to two main factors. First, although approximately 63% of the year-over-year increase in our average monthly billable customer base was due to subscribers acquired as part of our purchase of the Katazo assets acquired from Opera Telecom USA, only 17% of the increase in net sales was due to these newly acquired Katazo subscribers. This is due to the relatively lower average monthly revenue per Katazo user compared to our existing subscriber base. Second, the increase in our average monthly billable customer base was also due to higher selling and marketing expense in the second quarter, which allowed us to effectively acquire new subscribers throughout the current quarter at a faster rate than in the comparative quarter. To the extent that we can continue to acquire subscribers at what we believe is a relatively low cost of acquisition, then we will continue to expand our selling and marketing efforts, which we expect will lead to a proportionate increase in net sales in future quarters.

         This increase in net sales over the prior period was offset by a 17% decrease in our average monthly revenue per user, which was impacted by the relatively lower average monthly revenue per Katazo user compared to our existing subscriber base. As a result of the Katazo acquisition, we do expect

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

that we will experience some future decreases in quarterly year-over year average monthly revenue per user, but we also expect that on a sequential quarterly basis, our average monthly revenue per user will improve steadily as the Katazo subscriber base becomes a smaller proportion of our total subscribers in future periods. Our second quarter product mix consisted of a number of different products, including Music Trivia, RingtoneChannel, Bid4Prizes, Katazo and our White Label service. This product mix compares favorably to the second quarter of 2006, which consisted of only our Music Trivia and RingtoneChannel products.

COST OF SALES

                                          THREE MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

Cost of sales......................   $ 1,494,000    $   156,000           858%

         Cost of sales increased 858% to $1,494,000 for the three months ended June 30, 2007, from $156,000 for the three months ended June 30, 2006. The increase in cost of sales is due in part to the larger proportion of net sales relating to our White Label products, which unlike our other products, have a significant cost of sales component. The increase in cost of sales is also due to expenses related to our Bid4Prizes service, which did not exist in the comparative period and higher hosting and licensing fees, due to the larger average monthly billable subscriber base and higher sales when compared to the year ago period.

GROSS PROFIT

                                          THREE MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

Gross profit.......................   $ 5,400,000    $ 3,728,000            45%

         Gross profit increased 45% to $5,400,000 for the three months ended June 30, 2007, from $3,728,000 for the three months ended June 30, 2006. Our gross margin decreased to 78% for the three months ended June 30, 2007, from 96% for the three months ended June 30, 2006. The decrease in our gross margin is due to sales of our lower margin White Label services in the second quarter of 2007, compared to no White Label sales in the comparative period. Although these White Label services have a relatively lower gross margin than our other products, we incur substantially lower selling and marketing expenses associated with White Label sales, as these costs are borne by our White Label partners.

         The decrease in gross margin due to White Label services was offset by improved gross margins on our other product lines as a result of our larger average monthly subscriber base and our ability to spread our cost of sales over a larger base of subscribers when compared to the year ago period.

SELLING AND MARKETING EXPENSE

                                          THREE MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

Selling and marketing .............   $ 4,460,000    $ 2,309,000             93%

         Selling and marketing expense increased 93% to $4,460,000 for the three months ended June 30, 2007, from $2,309,000 for the three months ended June 30, 2006. As a percentage of net sales, selling and marketing expense increased by

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

10% to 65% for the three months ended June 30, 2007, compared to 59% for the three months ended June 30, 2006. The increase in selling and marketing expense was principally due to a larger relative allocation of selling and marketing expense to our online direct marketing partners in the second quarter of 2007, compared to the second quarter of 2006. Our online direct marketing partners continue to deliver subscribers at what we believe is a relatively low cost of acquisition, and thus we intend to continue to expand our selling and marketing efforts with our direct marketing partners.

GENERAL AND ADMINISTRATIVE EXPENSE

                                          THREE MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

General and administrative ........   $ 2,898,000    $   901,000           222%

         General and administrative expense increased 222% to $2,898,000 for the three months ended June 30, 2007, from $901,000 for the three months ended June 30, 2006. As a percentage of net sales, general and administrative expense increased by 83% to 42% for the three months ended June 30, 2007 compared to 23% for the three months ended June 30, 2006. On a sequential basis, general and administrative expense increased 8% in the second quarter compared to the first quarter of 2007. The year-over-year increase in general and administrative expense, is the result of several factors, including higher payroll expense, which accounted for 46% of the increase, higher professional service expense, which accounted for 24% of the increase and greater travel, entertainment and office expense, which accounted for 9% of the increase in general and administrative expense. Our salaried headcount at the end of the second quarter of 2007 was 45, an increase of nine personnel from the first quarter of 2007, and an increase of approximately 23 people from the year ago period. We also recorded $278,000 of stock compensation expense in the second quarter of 2007, representing 16% of the increase in general and administrative expense compared to no stock compensation expense in the year ago period.

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES

                                          THREE MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

Income (loss) before provision
   (benefit) for income taxes .....   $(1,816,000)   $   515,000          (453%)

         Income (loss) before provision (benefit) for income taxes decreased 452% to a loss of $1,816,000 for the three months ended June 30, 2007, from income of $515,000 for the three months ended June 30, 2006. Our income (loss) before provision (benefit) for income taxes margin decreased to negative 26% for the three months ended June 30, 2007 compared to 13% for the three months ended June 30, 2006. The decline in our pretax income is a result of higher levels of selling and marketing expense and general and administrative expense, offset by an increase in net sales, as described above.

NET INCOME (LOSS)

                                          THREE MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

Net income (loss)..................   $  (887,000)   $   314,000          (382%)

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         Net income (loss) decreased 382% to a loss of $887,000 for the three months ended June 30, 2007, from net income of $314,000 for the three months ended June 30, 2006. Our net income (loss) margin decreased to negative 13% for the three months ended June 30, 2007 compared to 8% for the three months ended June 30, 2006. Our income tax benefit was $909,000 for the three months ended
June 30, 2007, compared to a provision for income taxes of $201,000 for the three months ended June 30, 2006. Minority interest benefit of $20,000 for the three months ended June 30, 2007 represents the change in our joint venture partner's claim on MEC's net tangible assets during the second quarter of 2007. On a per share basis, basic and diluted net income (loss) per share decreased to a loss of $0.08 per share for the three months ended June 30, 2007, compared to basic and diluted net income of $0.04 per share for the three months ended June 30, 2006.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006.

         The following analysis and discussion pertains to our results of operations for the six months ended June 30, 2007, compared to our results of operations for the six months ended June 30, 2006.

NET SALES

                                           SIX MONTHS ENDED
                                                JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

Net sales..........................   $12,536,000    $ 6,962,000            80%

         Net sales increased 80% to $12,536,000 for the six months ended June 30, 2007, compared to $6,962,000 for the six months ended June 30, 2006. This increase in net sales over the prior period was due to a 90% increase in our average monthly billable customer base. This increase in our average monthly billable customer base was due to subscribers acquired as part of our purchase of the Katazo assets and subscribers acquired as a result of higher selling and marketing expense in the period ended June 30, 2007, which allowed us to effectively acquire new subscribers throughout the current quarter at a faster rate than in the comparative period. To the extent that we can continue to acquire subscribers at what we believe is a relatively low cost of acquisition, we will continue to expand our selling and marketing efforts, which we expect will lead to a proportionate increase in net sales in future periods.

The increase in net sales over the prior period was offset by a 5% decrease in our average monthly revenue per user, which was impacted by the relatively lower average monthly revenue per Katazo user compared to our existing subscriber base. Our product mix for the period consisted of a number of different products, including Music Trivia, RingtoneChannel, Bid4Prizes, Katazo and our White Label service. This product mix compares favorably to the product mix in the comparative period, which consisted of our Music Trivia and RingtoneChannel products.

COST OF SALES

                                           SIX MONTHS ENDED
                                                JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

Cost of sales......................   $ 2,220,000    $   219,000           914%

         Cost of sales increased 914% to $2,220,000 for the six months ended June 30, 2007, from $219,000 for the six months ended June 30, 2006. The increase in cost of sales is due in part to the larger proportion of net sales relating to our White Label products, which have a higher cost of sales

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

component than our other product offerings. However, the higher cost of sales associated with our White Label products are offset by lower selling and marketing costs, which are borne by our White Label partners. The increase in cost of sales was also due to expenses related to our Bid4Prizes service, which did not exist in the comparative period and higher hosting and licensing fees, due to the larger average monthly billable subscriber base and higher sales when compared to the year ago period.

GROSS PROFIT

                                           SIX MONTHS ENDED
                                                JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

Gross profit.......................   $10,316,000    $ 6,743,000            53%

         Gross profit increased 53% to $10,316,000 for the six months ended June 30, 2007, from $6,743,000 for the six months ended June 30, 2006. Our gross margin decreased to 82% for the six months ended June 30, 2007, from 97% for the six months ended June 30, 2006. The decrease in our gross margin is due to sales of lower margin White Label services in 2007, compared to no White Label sales in the year ago period. Although our White Label services have a relatively lower gross margin than our other products, we incur substantially less selling and marketing expense associated with White Label sales.

         The decrease in gross margin due to our White Label services was offset by improved gross margins on our other product lines as a result of our larger average monthly subscriber base, which allows us to spread cost of sales across a larger base of subscribers when compared to the year ago period.

SELLING AND MARKETING EXPENSE

                                           SIX MONTHS ENDED
                                                JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

Selling and marketing..............   $ 7,447,000    $ 2,823,000           164%

         Selling and marketing expense increased 164% to $7,447,000 for the six months ended June 30, 2007, from $2,823,000 for the six months ended June 30, 2006. As a percentage of net sales, selling and marketing expense increased 44% to 59% for the six months ended June 30, 2007 compared to 41% for the six months ended June 30, 2006. The increase in selling and marketing expense was due to a larger relative allocation of selling and marketing expense to our online direct marketing partners in 2007 and the anticipation of a new aggregator relationship during the comparative period in 2006, which resulted in a significant curtailment of our selling and marketing spending during that period. Our online direct marketing partners continue to deliver subscribers at what we believe is a relatively low cost of acquisition, and thus we intend to continue to expand our selling and marketing efforts with our direct marketing partners.

GENERAL AND ADMINISTRATIVE EXPENSE

                                           SIX MONTHS ENDED
                                                JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

General and administrative.........   $ 5,098,000    $ 1,781,000           186%

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         General and administrative expense increased 186% to $5,098,000 for the six months ended June 30, 2007, from $1,781,000 for the six months ended June 30, 2006. As a percentage of net sales, general and administrative expense increased 58% to 41% for the six months ended June 30, 2007 compared to 26% for the six months ended June 30, 2006. The year-over-year increase in general and administrative expense, is the result of several factors, including higher payroll expense, accounting for 37% of the increase, higher professional service expense, accounting for 33% of the increase and greater travel, entertainment and office expense, accounting for 7% of the increase in general and administrative expense. We also recorded $472,000 of stock compensation expense in the period ended June 30, 2007, representing 16% of the increase in general and administrative expense compared to no stock compensation expense in the year ago period.

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES

                                           SIX MONTHS ENDED
                                                JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

Income (loss) before provision
   (benefit) for income taxes .....   $(2,029,000)   $ 2,108,000          (196%)

         Income (loss) before provision (benefit) for income taxes decreased 196% to a loss of $2,029,000 for the six months ended June 30, 2007, from income of $2,108,000 for the six months ended June 30, 2006. Our income (loss) before provision (benefit) for income taxes margin decreased to negative 16% for the six months ended June 30, 2007 compared to 30% for the six months ended June 30, 2006. This decline in our pretax income is a result of higher levels of selling and marketing expense and general and administrative expense, offset by an increase in net sales, as discussed above.

NET INCOME (LOSS)

                                           SIX MONTHS ENDED
                                                JUNE 30,
                                      --------------------------      PERCENT
                                          2007           2006          CHANGE
                                      -----------    -----------    -----------

Net income (loss)..................   $(1,259,000)   $ 1,511,000          (183%)

         Net income (loss) decreased 183% to a loss of $1,259,000 for the six months ended June 30, 2007, from net income of $1,511,000 for the six months ended June 30, 2006. Our net income (loss) margin decreased to negative 10% for the six months ended June 30, 2007 compared to 22% for the six months ended June 30, 2006. Our income tax benefit was $905,000 for the six months ended June 30, 2007, compared to a provision for income taxes of $597,000 for the six months ended June 30, 2006. Minority interest of $135,000 for the six months ended June 30, 2007 represents our joint venture partner's claim on MEC's 2007 net income. This joint venture was formed in January 2007. On a per share basis, basic and diluted net income (loss) per share decreased to a loss of $0.12 per share for the six months ended June 30, 2007, compared to basic and diluted net income of $0.21 and $0.20 per share, respectively, for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2007, we had cash and cash equivalents of approximately $13,989,000 and a working capital balance of approximately $16,862,000. As of December 31, 2006, we had cash and cash equivalents of approximately $544,000 and a working capital balance of approximately $694,000. Our positive cash balance results primarily from financing activities. In the first quarter of 2007, we received gross proceeds of $20 million from the sale of capital stock to institutional investors and other accredited investors.

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. In order to expand and improve our operating and management infrastructure, we expect to incur approximately $250,000 of expenses over the next twelve months relating to improving our internal controls and procedures, which includes expenses related to training and hiring additional staff, implementing a new accounting system and consulting fees relating to Sarbanes-Oxley Act compliance. The extent of our future capital requirements will depend on many factors, including our results of operations. If our cash from operations is less than anticipated or our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional technologies, we may need to raise additional debt or equity financing. We are continually evaluating various financing strategies to be used to expand our business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all.

     CASH FLOWS

         We currently satisfy our working capital requirements primarily through the issuance of debt and equity securities, supplemented by cash from operations. Cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2006 and 2007 are summarized in the following table:

                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                          ----------------------------
                                              2007            2006
                                          ------------    ------------
         Operating Activities .........   $ (2,937,000)   $    526,000
         Investing Activities .........     (1,124,000)           --
         Financing Activities .........     17,506,000        (104,000)
                                          ------------    ------------
              Net increase in cash ....   $ 13,445,000    $    422,000
                                          ============    ============

         CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

         New Motion's cash requirements are principally for working capital. For the six months ended June 30, 2007, cash used in operating activities was $2,937,000, compared to cash provided by operating activities of $526,000 for the six months ended June 30, 2006. Our operating cash flows result primarily from cash received from our aggregator customers, offset by cash payments we make for products and services, including sales and marketing expenses, employee compensation and consulting fees. Cash received from our aggregator customers generally corresponds to our net sales.

         CASH USED IN INVESTING ACTIVITIES

         For the six months ended June 30, 2007, cash used in investing activities was $1,124,000, compared to zero for the six months ended June 30, 2006. Our investing cash flows correspond with purchases of fixed assets for cash and cash flows related to acquisitions. In the second quarter 2007, our purchase of the Katazo assets from Opera totaled $970,000 in cash. The purchase of the Mobliss assets during the six months ended June 30, 2007, was financed through the issuance of the IVG Note. During the period ended June 30, 2007, we also made capital expenditures relating to investment in our technology infrastructure, computer equipment and furniture for new employees.

         CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

         For the six months ended June 30, 2007, cash provided by financing activities was $17,506,000, compared to cash used in financing activities of $104,000 for the six months ended June 30, 2006. Cash from financing activities result from issuances of stock, issuance and repayment of notes payable and payments on capital lease obligations.

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         On January 19, 2007, we entered into an Asset Purchase Agreement with IVG, pursuant to which we purchased from IVG certain specified assets of Mobliss. In exchange for the assets specified in the Asset Purchase Agreement, we issued IVG a convertible promissory note in the initial principal amount of $500,000, with an aggregate maximum principal amount of up to $2,320,000. The IVG Note bore interest at the rate of five percent per annum accruing from the initial issuance of the IVG Note and matured on the earlier of November 30, 2007 or 30 days after delivery by IVG of written notice to us demanding payment. As a result of the assignment of one of the cellular carrier connection contracts listed in the Asset Purchase Agreement, on January 26, 2007, we increased the principal amount of the IVG Note by $580,000 to $1,080,000. On February 26, 2007, we repaid $500,000 of the IVG Note.

         In accordance with the terms of the IVG Note, on June 15, 2007, IVG converted all outstanding principal and accrued interest on the IVG Note into 172,572 shares of common stock at a conversion price of $3.44 per share, the fair market value of the Company's stock on the date of issuance of the IVG Note. As a result of the conversion, the IVG Note has been fully extinguished and no further amount is owed to IVG.

         In connection with The Mobile Entertainment Channel Corporation joint venture with IVG, we are obligated to pay the joint venture a management fee equal to the purchase price paid for hardware and software assets we acquired from IVG, or $1,080,000, for management services rendered to us by the joint venture. We made an advance payment on the management fee of $500,000 on March 12, 2007, with the remainder of the management fee payable in quarterly installments, through June 30, 2008. Beyond any advance payments, each quarterly management fee payment made by us to the joint venture will equal 10% of the revenue generated from the assets we acquired from IVG.

         In February 2007, New Motion Mobile completed an exchange transaction (the "Exchange") pursuant to which it merged with a publicly traded company, MPLC, Inc., so that New Motion Mobile became a publicly traded company, trading under the ticker "MPNC" on the Over-the-Counter Bulletin Board. In connection with the Exchange, the Company raised gross proceeds of approximately $20 million in equity financing through the sale of its Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

         At June 30, 2007 and June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         The following table shows our future commitments for future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year and future commitments under employment agreements:

                                                      TOTAL
                   OPERATING       EMPLOYMENT     CONTRACTUAL
                     LEASES        AGREEMENTS     OBLIGATIONS
                   ----------      ----------      ----------
         2007      $  380,000      $1,578,000      $1,958,000
         2008         277,000       1,034,000       1,311,000
         2009          15,000         233,000         248,000
                   ----------      ----------      ----------
                   $  672,000      $2,845,000      $3,517,000
                   ==========      ==========      ==========

                                NEW MOTION, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         Due to the payment terms of the carriers requiring in excess of 90 days from the date of billing or sale, we utilize factoring facilities offered by our aggregators. This factoring feature allows for payment of 70% of the prior month's billings 15 to 20 days after the end of the month. For this feature, we pay an additional fee of 2.5% to 5% of the amount factored. For the three months ended June 30, 2007, the gross amount of invoices subject to factoring totals approximately $6,579,000. The total factored amount of these invoices equals approximately $4,383,000. As of June 30, 2007, we had reserves and allowances of approximately $83,705 against these factored amounts. This compares to $3,710,000 of gross invoices subject to factoring and the total factored amount of these invoices of $2,511,000 for the three months ended June 30, 2006. This factoring facility is offered to us on a recourse basis. Our gross sales for each month are reported net of any of these factoring fees. We continually evaluate the best use of our cash assets relating to our factoring facility or to alternative uses of cash, such as enhancing our infrastructure and making selective acquisitions.

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

         In order to address these material weaknesses, during the six months ended June 30, 2007 we hired additional accounting and finance personnel and we subsequently engaged a consultative public accounting firm to give us the resources and expertise to improve our disclosure controls and procedures.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

         Other than the remediation efforts described above, there were no changes in our internal control over financial reporting for the six months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------

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

3.4 Certificate of Amendment to the Restated Certificate of Incorporation, dated May 2, 2007. Incorporated by reference to
               Exhibit 3.1 to the Registrant's Form 8-K (File No. 34-51353) filed with the Commission on May 7, 2007.

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

         Dated: August 14, 2007


                                    BY:   /s/ Allan Legator
                                         ---------------------------------------
                                    Allan Legator
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
-------        -----------------------------------------------------------------

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

3.4 Certificate of Amendment to the Restated Certificate of Incorporation, dated May 2, 2007. Incorporated by reference to
               Exhibit 3.1 to the Registrant's Form 8-K (File No. 34-51353) filed with the Commission on May 7, 2007.

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