Form 10QSB
period 2007-09-30
NEW MOTION, INC.
filed 2007-11-14
CIK 1022899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________
Commission File Number: _________________________

NEW MOTION, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	34-1775913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 Corporate Park, Suite 250, Irvine, California 92606

(Address of principal executive offices)

(949) 777-3700

(Issuer’s telephone number)

 (Former name, former address, and former fiscal year, if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

As of November 6, 2007, the Company has 12,096,284 shares of Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one)     Yes ☐  No ☒

New Motion, Inc.

New Motion, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,991	$544
Accounts receivable, net of allowance for doubtful accounts of $823 (unaudited) and $1,263, respectively	6,268	3,527
Prepaid income taxes	242	578
Prepaid expenses and other	759	167
Deferred income taxes	1,951	149
	22,211	4,965

PROPERTY AND EQUIPMENT	836	146

OTHER ASSETS
Acquisition costs, net	781	336
Deposits and other assets	58	47
Intangible asset	904	-
	1,743	383

TOTAL ASSETS	$24,790	$5,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,417	$2,870
Accrued expenses	1,057	837
Short-term note payable	89	-
Deferred income taxes	564	564
	7,127	4,271

LONG TERM LIABILITIES
Note payable	44	-

Minority interest in joint venture	291	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $0.01, 100,000,000 authorized, 12,096,284 and 7,263,688 issued and outstanding, respectively	121	73
Additional paid-in capital	19,349	84
Retained earnings (deficit)	(2,142)	1,066
	17,328	1,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,790	$5,494

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Motion, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET SALES	$10,495	$5,581	$23,031	$12,543

COST OF SALES	1,406	122	3,626	341

GROSS PROFIT	9,089	5,459	19,405	12,202

EXPENSES
Selling and marketing	7,878	4,076	15,325	6,899
General and administrative	3,331	1,253	8,429	3,034
	11,209	5,329	23,754	9,993

INCOME (LOSS) FROM OPERATIONS	(2,120)	130	(4,349)	2,269

OTHER EXPENSE (INCOME)
Interest income	(123)	9	(362)	-
Interest expense	2	3	20	14
Other expense	-	185	21	214
	(121)	197	(321)	228
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(1,999)	(67)	(4,028)	2,041

PROVISION (BENEFIT) FOR INCOME TAXES	(206)	370	(1,111)	967

INCOME (LOSS) BEFORE MINORITY INTEREST	(1,793)	(437)	(2,917)	1,074

MINORITY INTEREST, NET OF INCOME TAX	156	-	291	-

NET INCOME (LOSS)	(1,949)	(437)	(3,208)	1,074

NET INCOME (LOSS) PER SHARE:

Basic	$(0.16)	$(0.06)	$(0.29)	$0.15
Diluted	$(0.16)	$(0.06)	$(0.29)	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	12,000,167	7,263,688	11,108,117	7,263,688
Diluted	12,000,167	7,263,688	11,108,117	8,048,166

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Motion, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)(in thousands)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,208)	$1,074
Adjustments to reconcile net income to net cash from operating activities:
Allowance for doubtful accounts	(440)	212
Depreciation and amortization	929	18
Stock-based compensation expense	884	113
Deferred income taxes	(1,802)	(104)
Minority interest in net income of consolidated joint venture, net of income tax	291	-
Changes in operating assets and liabilities:
Accounts receivable	(2,301)	(2,271)
Prepaid income taxes	336	(37)
Prepaid expenses	(582)	(41)
Deposits and other assets	(11)	(7)
Employee advance	-	(287)
Accounts payable	2,547	1,271
Accrued expenses	233	341
Net Cash (Used In) Provided By Operating Activities	(3,124)	282

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Mobliss and Traffix transactions	(766)	-
Purchase of property and equipment	(166)	(24)
Acquisition of Katazo assets	(970)	-
Net Cash Used In Investing Activities	(1,902)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(575)	(324)
Expenditures for equity financing	(470)	-
Issuance of warrants	57	-
Issuance of preferred stock	18,434	-
Proceeds from exercise of stock options	27	-
Net Cash Provided By (Used In) Financing Activities	17,473	(324)

NET CHANGE IN CASH	12,447	(66)
CASH AT BEGINNING OF PERIOD	544	350
CASH AT END OF PERIOD	$12,991	$284
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest and taxes	$(44)	$(1,166)
Non-cash financing and investing disclosure (certain non-cash transactions are disclosed in the financial statement footnotes)
Acquisition of intangible assets by issuance of note payable	$(580)	$-
Acquisition of equipment by issuance of note payable	$(708)	$-
Extinguishment of note payable and accrued interest upon conversion of note payable into common stock	$593	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Motion, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Period From January 1, 2006 to September 30, 2007
(Unaudited)
(in thousands, except share amounts)

									Additional
	Series A		Series B		Series D		Common		Paid-In	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2006	-	$-	-	$-	-	$-	7,263,688	$73	$(63)	$389	$399

Stock-based compensation expense	-	-	-	-	-	-	-	-	147	-	147
Net income	-	-	-	-	-	-	-	-	-	677	677
Balance at December 31, 2006	-	-	-	-	-	-	7,263,688	73	84	1,066	1,223

Financing Costs related to reverse acquisition of MPLC	-	-	-	-	-	-	-	-	(682)	-	(682)
Issuance of Series A Preferred (Note 8)	1	-	-	-	-	-	-	-	3,500	-	3,500
MPLC Common Exchange (Note 8)	-	-	-	-	-	-	250,000	3	(3)	-	-
Issuance of Series B Preferred (Note 8)	-	-	650	-	-	-	-	-	6,500	-	6,500
Issuance of Series D Preferred (Note 8)	-	-	-	-	8,333	1	-	-	9,999	-	10,000
Equity issuance costs related to issuance of preferred stock	-	-	-	-	-	-	-	-	(1,566)	-	(1,566)
Value of warrants issued (Note 9)	-	-	-	-	-	-	-	-	57	-	57
Reverse split and conversion (Note 8)	(1)	-	(650)	-	(8,333)	(1)	4,166,658	42	(41)	-	-
Conversion of IVG Note (Note 4)	-	-	-	-	-	-	172,572	1	592	-	593
Issuance of shares for odd lot rounding after Reverse Split (Note 8)	-	-	-	-	-	-	112,678	1	(1)	-	-
Exercise of stock options	-	-	-	-	-	-	55,688	-	27	-	27
Issuance and amortization of restricted stock							75,000	1	108		109
Stock-based compensation expense	-	-	-	-	-	-	-	-	775	-	775
Net loss	-	-	-	-	-	-	-	-	-	(3,208)	(3,208)
Balance at September 30, 2007	-	$-	-	$-	-	$-	12,096,284	$121	$19,349	$(2,142)	$17,328

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Background and Basis of Presentation

Business

New Motion, Inc. (“New Motion” or the “Company”) and its wholly-owned operating subsidiary New Motion Mobile, Inc. (“New Motion Mobile” and collectively “New Motion” or the “Company”) is an innovative mobile entertainment and Internet media company providing a broad range of digital and mobile services to consumers. New Motion combines and applies the power of the Internet, the latest in mobile technology, and traditional marketing / advertising methodologies to its three strategic service lines - digital music, casual games and interactive contests. Each of these service lines represents unique growth opportunities -- for New Motion‘s existing domestic business, through the acquisition of product and distribution assets, and through future international business development. New Motion’s innovative brands includes, Bid4Prizes, a low-bid mobile auction game, GatorArcade, a premium online and mobile gaming site, YourCrush, an astrology-driven mobile dating help site, Altnet, a mobile legal music download service featuring original artists, New Motion’s MobileSidewalk,™ a mobile entertainment portal, and RingtoneChannel, a mobile storefront.

New Motion focuses on selectively increasing its services portfolio with high-quality, innovative applications. New Motion’s growing portfolio of mobile entertainment and Internet media services are based primarily on internally generated content, such as Bid4Prizes, GatorArcade and MobileSidewalk’s Music Trivia. Internally generated content generates the majority of New Motion’s revenue. New Motion also licenses some identifiable content, such as ringtones, wallpapers and images from third parties to whom it generally pays a licensing fee on a per-download basis. The monthly end user subscription fees for the Company’s wireless entertainment products and services generally range from $3.99 to $9.99. Across all of its services, the median subscription term of the Company’s users is approximately three months. Premium downloads offered on an a-la-carte basis range from $0.99 to $5.99. The Company generates 95% of its revenues on a subscription basis versus 5% on an a-la-carte basis.

History

New Motion, formerly known as MPLC, Inc., and prior to MPLC, Inc. as The Millbrook Press, Inc. was incorporated under the laws of the State of Delaware in 1994. Until 2004, the Company was a publisher of children’s nonfiction books for the school and library market and the consumer market under various imprints. As a result of market factors, and after an unsuccessful attempt to restructure its obligations out of court, on February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut (the “Bankruptcy Court”). After filing for bankruptcy, the Company sold its imprints and remaining inventory and by July 31, 2004, had paid all secured creditors 100% of amounts owed. At this point in time, the Company was a “shell” company with nominal assets and no material operations. Beginning in January 2005, after the Bankruptcy Court’s approval, all pre-petition unsecured creditors had been paid 100% of the amounts owed (or agreed) and all post petition administrative claims submitted had been paid. In December 2005, $0.464 per eligible share was available for distribution and was distributed to stockholders of record as of October 31, 2005. The bankruptcy proceedings were concluded in January 2006 and no additional claims were permitted to be filed after that date.

New Motion Mobile was formed in March 2005 and subsequently acquired the business of RingtonChannel, an Australian aggregator of ringtones in June 2005. RingtoneChannel was originally incorporated on February 23, 2004. In 2004, RingtoneChannel began to sell ringtones internationally and then launched its first ringtone subscription service in the U.S. in February 2005. In August 2005, New Motion Mobile launched its first successful text message campaign incorporating music trivia. In March of 2006, New Motion Mobile partnered with GoldPocket Wireless, now Motricity, a leading provider of mobile technology solutions for media and entertainment companies, to enhance the proficiency and performance of its mobile service offering.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

On October 24, 2006, New Motion (then known as MPLC, Inc.) and certain stockholders entered into a Common Stock Purchase Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which New Motion agreed to redeem 23,448,870 shares of the New Motion’s common stock from existing stockholders and sell an aggregate of 69,750,000 shares of New Motion’s common stock, representing 93% of the New Motion’s issued and outstanding shares of common stock, to Trinad in a private placement transaction for aggregate gross proceeds of $750,000.

On January 19, 2007, New Motion Mobile entered into an agreement with Index Visual & Games, Ltd. (“IVG”) to purchase certain specified assets of Mobliss, a provider of proprietary applications, delivery systems, and platforms for wireless devices. In return for these assets, New Motion Mobile issued to IVG a convertible promissory note (the “IVG Note”). Mobliss has direct networking and billing connectivity with carriers for executing large-scale SMS campaigns and distributing mobile content to a wide array of mobile devices across multiple carrier networks in the U.S. and Canada. The primary strategic objective of this purchase is to allow New Motion to more efficiently manage its business and operations by enabling it to directly bill and collect from mobile carriers, thus eliminating the fees associated with using third party billing processors and expediting the collection of open carrier receivables. This purchase will also enable New Motion to better serve its customers and end users by expediting the time in which it reacts to changes in the marketplace. As of the end of the third quarter of 2007, New Motion has begun to channel some new subscriber messages traffic onto the acquired assets and developed technology, and expects to increase, at a manageable rate, the volume of messages billed through this system.

Also on January 19, 2007, New Motion Mobile entered into an agreement with IVG to create an Asian-themed mobile entertainment portal, the first major endeavor of its kind in the North American off-deck arena. This new direct-to-consumer service provides an opportunity for New Motion to tap into a new market with Asian-themed content, delivering sophisticated mobile products. The joint venture is to be registered under the name The Mobile Entertainment Channel Corporation (“MECC”) and will assist New Motion in expanding its service offerings by partnering with IVG, a leading global player in the interactive games and mobile space. As of the end of the third quarter of 2007, New Motion is evaluating services and content to be offered by MECC.

In February, 2007, New Motion Mobile completed an exchange transaction (the “Exchange”) pursuant to which it merged with a publicly traded company, MPLC, Inc., so that New Motion Mobile became a publicly traded company, trading under the ticker “MPNC” on the Over-The-Counter Bulletin Board (“OTCBB”). In connection with the Exchange, MPLC, Inc. (now called New Motion, Inc.) raised gross proceeds of approximately $20 million in equity financing through the sale of its Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

After receiving approval by written consent of holders of a majority of all classes of its common and preferred stock and the approval of such holders voting together and as a single class, on May 2, 2007, MPLC, Inc. filed a certificate of amendment to its restated certificate of incorporation with the Delaware Secretary of State to effect the following corporate actions: (i) increase the authorized number of shares of its Common Stock from 75,000,000 to 100,000,000, (ii) change its corporate name to New Motion, Inc. from MPLC, Inc., and (iii) effect a 1-for-300 reverse split. In connection with these corporate actions, New Motion also changed its ticker to “NWMO” on the OTCBB.

On April 1, 2007, New Motion entered into a Binding Letter of Intent (the “LOI”) with Opera Telecom USA (“Opera”) to purchase the following identified and specified assets (the “Katazo Assets”): (1) the domain name www.katazo.com, (2) website html code and graphics, (3) access to a content management system, (4) a subscriber list, and (5) prepaid short codes. New Motion purchased the assets for $970,000 in cash. The closing of the asset purchase occurred on May 25, 2007. New Motion is actively operating the acquired Katazo assets and maintaining the respective websites, and is continuing to generate revenue from these assets.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In accordance with the terms of the IVG Note, on June 15, 2007, IVG converted all outstanding principal and accrued interest on the IVG Note into 172,572 shares of common stock at a conversion price of $3.44 per share, the fair market value of the Company’s stock on the date of issuance of the IVG Note.

On September 26, 2007, New Motion executed a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Traffix, Inc., a Delaware corporation (“Traffix”), and NM Merger Sub, a Delaware corporation and wholly-owned subsidiary of New Motion (“Merger Sub”), pursuant to which Merger Sub will merge with and into Traffix, the separate existence of Merger Sub shall cease, and Traffix shall continue as the surviving corporation in the merger, thus becoming a wholly-owned subsidiary of New Motion (the “Merger”). Traffix, Inc. is a premier interactive media company that develops its own content and builds Internet and mobile communities tailored to consumers specific interests and lifestyles. Traffix’s full solution marketing services delivers media, analytics and results to third parties through its four business groups: Traffix Performance Marketing, which offers marketers brand and distribution solutions via Traffix’s proprietary ad-serving optimization technology, SendTraffic, a performance focused, search engine marketing firm, Hot Rocket Marketing, an online direct-response media firm leveraging a vast online inventory across sites, networks, search engines and email, and mxFocus, a developer and distributor of content and services for mobile phones and devices.

At the effective time of the Merger, the stockholders of Traffix, and other security holders, will receive in aggregate 11,917,520 shares of New Motion common stock, including shares underlying options to purchase shares of New Motion common stock, in exchange for their shares of Traffix common stock and options to purchase shares of Traffix common stock. Based on the capitalization of both companies as of September 26, 2007, the date of the merger agreement, Traffix stockholders will receive 0.683 shares of New Motion common stock for each share of Traffix common stock. The exchange ratio and the aggregate number of shares are subject to adjustment as provided in the Merger Agreement if certain contingent matters are not resolved in accordance with the requirements and conditions referenced in the Merger Agreement. Under the terms of the Merger Agreement, each outstanding stock option to purchase shares of Traffix common stock will convert into and become an option to purchase common stock of New Motion upon the same terms and conditions as the outstanding options, except that the number of shares for which the new option may be exercised and the exercise price of the new option will be adjusted consistent with the applicable exchange ratio in the Merger. It is the intent of the parties that the aggregate Merger Consideration, together with the shares of New Motion’s common stock to be issued to holders of Traffix options upon their exercise, at the effective time of the Merger, will constitute approximately 45% of the shares of New Motion’s capital stock outstanding immediately after the Merger on a fully diluted basis, assuming the exercise of all of New Motion’s outstanding options and warrants and settlement of certain contingent matters described in the Merger Agreement. Subject to satisfaction of all closing conditions, the merger is expected to close during the first quarter of 2008.

See Note 3 of these financial statement footnotes for more information about the merger with Traffix.

Interim Financial Information

New Motion’s condensed balance sheet as of December 31, 2006 has been derived from audited financial statements and the interim condensed consolidated financial statements have been prepared from the records of New Motion without audit. New Motion’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although New Motion believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments, which consist of only normal recurring adjustments to present fairly the financial position at September 30, 2007, and the results of operations and cash flows for the three- and nine-months ended September 30, 2007 and 2006, respectively, have been made. These interim consolidated financial statements should be read in conjunction with New Motion’s audited financial statements and notes thereto for each of the two years in the period ended December 31, 2006 contained in the Company’s Annual Report on Form 10−KSB filed with the SEC on April 2, 2007. The results of operations for the three- and nine-months ended September 30, 2007 are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of RingtoneChannel from its inception in February 2004 and the accounts of New Motion Mobile from its inception in March 2005. All significant intercompany balances and transactions have been eliminated in consolidation. New Motion has focused its efforts on the high-growth opportunities in the United States market with less focus on the international market that was historically Ringtone Channel’s business. As such, by September 2006, the operations of RingtoneChannel were essentially blended into the operations of New Motion Mobile and New Motion began the process for the eventual dissolution of the RingtoneChannel legal entity.

Beginning in the first quarter of 2007, New Motion’s consolidated financial statements also include the accounts of its joint venture. On January 19, 2007, New Motion entered into a Heads of Agreement with IVG, setting forth the terms of the joint venture to distribute IVG content within North America and to manage and service the Mobliss assets acquired from IVG. In accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51,” the results of MECC have been consolidated with New Motion’s accounts because New Motion (i) currently controls the joint venture’s activities, (ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expects to fund the joint venture and absorb the expected losses for the foreseeable future. New Motion owns a 49% stake and IVG owns a 51% stake in the joint venture. As a result of the consolidation, the minority interest liability on New Motion’s balance sheet represents IVG’s interest in the operating results of the joint venture.

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

Risks and Uncertainties

New Motion operates in industries that are subject to intense competition, government regulation and rapid technological change. New Motion’s operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an operating business, including the potential risk of business failure.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Fair Value of Financial Instruments

The carrying amounts of current assets and liabilities are carried at historical value. Due to the relatively short maturity of these items, historical values are a reasonable estimate of their fair values.

Foreign Currency Risk

New Motion has conducted a small amount of sales activity in Australia which is collected by its billing partner in Australian currency and remitted to New Motion in the U.S. In addition, New Motion’s subsidiary in Australia conducts its business in its local currency. New Motion has experienced insignificant foreign exchange gains and losses to date without engaging in any hedging activities.

New Motion’s foreign operations’ functional currency is the applicable local currency. Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are reflected in the statement of operations.

Concentration of Credit Risk

New Motion is currently utilizing several billing partners in order to provide content and subsequent billings to its customers. These billing partners, or aggregators, act as a billing interface between New Motion and the mobile phone carriers that ultimately bill New Motion’s end user subscribers. These partner companies have not had long operating histories in the U.S. or operations with traditional business models. These companies face a greater business risk in the market place, due to a constant evolving business environment that stems from the infancy of the U.S. mobile content industry.

The following table reflects the concentration of sales and accounts receivable with these billing aggregators:

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenue
Customer A	8%	43%	5%	21%
Customer B	-%	9%	-%	4%
Customer C	87%	48%	89%	74%
Other Customers	5%	-%	6%	1%

	As of	As of
	September 30,	December 31,
	2007	2006

Accounts receivable
Customer A	11%	18%
Customer B	-%	11%
Customer C	83%	70%
Other Customers	6%	1%

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. New Motion makes estimates for future refunds, charge backs or credits, and provides for these probable uncollectible amounts through a credit to a valuation allowance and a reduction of recorded revenues in the period for which the sale occurs based on analyses of previous rates and trends, which have historically varied between zero and 17% of gross revenue. This reserve is reconciled once a carrier remits total payment to the New Motion’s aggregator, who subsequently remits payments to New Motion, usually between 60 to 180 days after billing. Balances that are still outstanding and deemed uncollectible after management has performed this reconciliation are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Due to the payment terms of the carriers requiring in excess of 60 days from the date of billing or sale, New Motion utilizes factoring facilities offered by its aggregators. This factoring feature allows for payment of 70% of the prior month’s billings 15 to 20 days after the end of the month. For this feature, New Motion pays an additional fee of 2.5% to 5% of the amount factored. For the three months ended September 30, 2007, the gross amount of invoices subject to factoring totals approximately $10,465,000. The total factored amount of these invoices equals approximately $7,187,000. As of September 30, 2007, New Motion had reserves and allowances of approximately $823,000 against these factored amounts. This compares to $6,146,000 of gross invoices subject to factoring for the three months ended September 30, 2006, of which the total factored amount of these invoices equaled approximately $3,902,000. This factoring facility is offered on a recourse basis. Gross sales for each month are reported net of any of these factoring fees. New Motion believes that the reserve established against the accounts receivable balance is adequate to cover any credits and charge backs from the carrier and that New Motion will not be required to repay any amounts to the aggregator.

Property and Equipment

New Motion provides for depreciation using the straight-line method over the estimated useful lives of its property and equipment, ranging from three to five years. Repairs and maintenance expenditures that do not significantly add value to property and equipment, or prolong its life, are charged to expense, as incurred. Gains and losses on dispositions of property and equipment are included in the operating results of the related period.

Intangible Assets Measurement and Recognition

For intangible assets acquired, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” New Motion recognizes and measures the intangible asset acquired based on its fair value, or in the case of a group of intangible assets acquired, based on each asset’s relative fair value. New Motion uses a range of valuation methodologies, including performing discounted cash flow analysis, to value acquired intangible assets. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of, if any, would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. For each of the periods reported herein, New Motion’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for New Motion’s services will continue which could result in impairment of long-lived assets in the future.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Stock-Based Compensation

New Motion has historically utilized the fair value method of recording stock-based compensation as contained in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, whereby, compensation expense is measured at the grant dated based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. One such change was the elimination of the minimum value method, which under SFAS No. 123 permitted the use of zero volatility when performing Black-Scholes valuations. Under SFAS No. 123(R), companies are required to use expected volatilities derived from the historical volatility of the company’s stock, implied volatilities from traded options on the company’s stock and other factors. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature.

The provisions of SFAS No. 123(R) were effective for and adopted by New Motion as of January 1, 2006. As the Company was using the fair market value accounting for stock based compensation pursuant to SFAS No. 123, the adoption of SFAS No. 123(R) was made using the modified prospective method. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated under SFAS No. 123.

Since New Motion had previously recorded stock compensation expense under the fair value method prescribed by SFAS No. 123, the adoption of SFAS No. 123(R) did not have a significant impact on New Motion’s results of operations, income taxes or earnings per share.

New Motion estimates stock option forfeiture rates based on historical trends of its employees.

Revenue Recognition

New Motion recognizes revenue from the sale or subscription of its applications to wireless subscribers under distribution agreements with wireless carriers and other distributors in the period in which the applications are purchased or over the period in which the applications are subscribed, assuming that: fees are fixed and determinable; we have no significant obligations remaining; and collection of the related receivable is reasonably assured. The Company makes estimates and creates reserves for future refunds, charge backs or credits in the period for which the sale occurs based on analyses of previous rates and trends, which have historically varied between zero and 17% of gross revenue. This reserve is reconciled once a carrier remits total payment to the Company’s aggregator, who subsequently remits payment usually 60 to 180 days after billing. Management reviews the revenue by carrier on a monthly basis and gross billings on a daily basis to identify unusual trends that could indicate operational, carrier or market issues which could lead to a material misstatement in any reporting period. Additionally, on a weekly basis, management monitors cash settlements made by carriers to the aggregators. New Motion’s policy is to record differences between recognized revenues and actual revenue in the next reporting period once the actual amounts are determined. To date, differences between estimates and ultimate reconciled revenues have not been significant.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Revenue earned from certain aggregators may not be reasonably estimated. In these situations, New Motion’s policy is to recognize revenue upon the receipt of a carrier revenue report, which usually is received just prior to actual cash collection (i.e., on a cash basis). These revenue amounts are not significant.

In accordance with Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” New Motion recognizes as revenue the net amount the wireless carrier or distributor pays to New Motion upon the sale of applications, net of any service or other fees earned and deducted by the wireless carrier or distributor. New Motion has evaluated its wireless carrier and distributor agreements and has determined that it is not the principal when selling its applications through wireless carriers.

Software Development Costs

New Motion accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Costs incurred in the research and development of software products and enhancements to existing software products are expensed until the time when technological feasibility is established. Costs incurred from that point through the point the product is available for general release to customers are capitalized. Under New Motion’s current practice of developing new applications, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. As a result, to date, New Motion has not capitalized any costs relating to its application development because the costs incurred after the establishment of technological feasibility of applications have not been significant.

Advertising and Marketing Expense

New Motion expenses advertising and marketing costs as incurred. For the nine months ended September 30, 2006 and 2007, advertising and marketing expenses were $6,899,000 and $15,325,000, respectively. For the quarters ended September 30, 2006 and 2007, advertising and marketing expenses were $4,076,000 and $7,878,000, respectively.

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

New Motion provides a valuation allowance against a portion of its deferred tax assets. In assessing the realization of deferred tax assets, management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate tax jurisdiction. A decrease in New Motion’s valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder's equity and could have a significant impact on earnings in future periods.

New Motion’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that New Motion estimated. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financials statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. Under the Interpretation, the financial statements must reflect expected future tax consequences of these positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006.

New Motion and its subsidiaries file income tax returns in the U.S. and Australian federal jurisdictions and the state of California jurisdiction. New Motion is subject to U.S. and Australia federal examinations and California state examinations by tax authorities. The statute of limitations for 2005 and 2006 in all jurisdictions remains open and are subject to examination by tax authorities.

New Motion adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, New Motion recognized no change in the liability for unrecognized tax benefits. New Motion does not have any unrecognized tax benefits as of January 1, 2007, and June 30, 2007.

New Motion does not have any tax positions in the balance at January 1, 2007, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. New Motion also has no unrecognized tax benefits in the balance at January 1, 2007, that if recognized, would impact the effective tax rate. As a result, New Motion expects no adjustment to its amount of unrecognized tax benefits during 2007.

New Motion recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties accrued at September 30, 2007.

For the nine-months ended September 30, 2007, New Motion has a benefit for income taxes of approximately $1,111,000. This represents a current tax benefit for New Motion of $1,411,000, offset by a tax provision of $300,000 for its consolidated joint venture entity, MECC. For the three months ended September 30, 2007, New Motion has a benefit for income taxes of approximately $206,000. This represents a current tax benefit for New Motion of $367,000, offset by a tax provision of $161,000 for MECC.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing reported earnings by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, of the potential issuance of additional shares of common stock as a result of the exercise or conversion of dilutive securities, using the treasury stock method. Potential dilutive securities for the Company include outstanding stock options, warrants and convertible debt.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

New Accounting Pronouncements

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. FAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. New Motion does not expect adoption of FAS 159 will have a material impact on our consolidated results of operations or financial position.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“ FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is permitted. New Motion does not expect adoption of FSP EITF 00-19-2 will have a material impact on its consolidated results of operations or financial position.

Note 3 – Merger with Traffix

On September 26, 2007, New Motion executed a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Traffix, Inc., a Delaware corporation (“Traffix”), and NM Merger Sub, a Delaware corporation and wholly-owned subsidiary of New Motion (“Merger Sub”), pursuant to which Merger Sub will merge with and into Traffix, the separate existence of Merger Sub shall cease, and Traffix shall continue as the surviving corporation in the merger, thus becoming a wholly-owned subsidiary of New Motion (the “Merger”).

Traffix, Inc. is a premier interactive media company that develops its own content and builds Internet and mobile communities tailored to consumers specific interests and lifestyles. Traffix’s full solution marketing services delivers media, analytics and results to third parties through its four business groups: Traffix Performance Marketing, which offers marketers brand and distribution solutions via Traffix’s proprietary ad-serving optimization technology, SendTraffic, a performance focused, search engine marketing firm, Hot Rocket Marketing, an online direct-response media firm leveraging a vast online inventory across sites, networks, search engines and email, and mxFocus, a developer and distributor of content and services for mobile phones and devices.

Merger Consideration

At the effective time of the Merger, the stockholders of Traffix, and other security holders, will receive in aggregate 11,917,520 shares of New Motion common stock, including shares underlying options to purchase shares of New Motion common stock, in exchange for their shares of Traffix common stock and options to purchase shares of Traffix common stock. Based on the capitalization of both companies as of September 26, 2007, the date of the merger agreement, Traffix stockholders will receive 0.683 shares of New Motion common stock for each share of Traffix common stock. The exchange ratio and the aggregate number of shares are subject to adjustment as provided in the Merger Agreement if certain contingent matters are not resolved in accordance with the requirements and conditions referenced in the Merger Agreement. Under the terms of the Merger Agreement, each outstanding stock option to purchase shares of Traffix common stock will convert into and become an option to purchase common stock of New Motion upon the same terms and conditions as the outstanding options, except that the number of shares for which the new option may be exercised and the exercise price of the new option will be adjusted consistent with the applicable exchange ratio in the Merger. It is the intent of the parties that the aggregate Merger Consideration, together with the shares of New Motion’s common stock to be issued to holders of Traffix options upon their exercise, at the effective time of the Merger, will constitute approximately 45% of the shares of New Motion’s capital stock outstanding immediately after the Merger on a fully diluted basis, assuming the exercise of all of New Motion’s outstanding options and warrants and settlement of certain contingent matters described in the Merger Agreement. Subject to satisfaction of all closing conditions, the merger is expected to close during the first quarter of 2008.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Accounting Treatment

In accordance with SFAS No. 141, “Business Combinations,” the Merger will be accounted for as an acquisition of Traffix by New Motion using the purchase method of accounting under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of the acquired company are, as of completion of the merger, recorded at their respective fair values and added to those of the reporting public issuer, including an amount for goodwill representing the difference between the purchase price and the fair value of the identifiable net assets. Applicable income tax effects arising from these fair value adjustments on the assets of the acquired company will be included as a component of the combined company’s deferred tax asset or liability.

Financial statements of New Motion issued after the merger will reflect only the operations of Traffix after the merger and will not be restated retroactively to reflect the historical financial position or results of operations of Traffix.

New Motion’s management expects to engage an independent third party valuation firm to determine the fair value of the amortizable identifiable intangible assets when the merger is consummated. The actual purchase price allocation, including allocation of the purchase price to specific identifiable intangibles and liabilities assumed, and the resulting goodwill, is dependant upon a number of factors, including the impact of potential restructuring activities, actual transaction costs and the stock price volatility of New Motion. Additionally, the fair value of assets acquired and liabilities assumed may be materially impacted by the results of Traffix’s operations up to the closing date of the merger.

Note 4 – Transactions with IVG

Purchase of Mobliss Assets and IVG Note

On January 19, 2007, New Motion entered into an Asset Purchase Agreement with IVG, pursuant to which the New Motion purchased from IVG certain mobile associated assets of Mobliss. These assets do not constitute substantially all of the assets or the ongoing business of Mobliss and thus will be accounted for at cost consistent with the purchase of specific assets and not the acquisition of a business. New Motion purchased the assets specified in the Asset Purchase Agreement through the issuance to IVG of the IVG Note with an aggregate principal amount of up to $2,320,000. Pursuant to the terms of the Asset Purchase Agreement, on January 19, 2007, New Motion consummated the initial closing of the acquisition wherein New Motion issued the IVG Note in the principal amount of $500,000 to IVG and received all of the assets to be purchased under the Asset Purchase Agreement, other than certain cellular carrier connection contracts described under the Asset Purchase Agreement. On January 26, 2007, New Motion increased the principal amount of the IVG Note by $580,000 to $1,080,000 as payment for the assignment of one of the cellular carrier connection contracts listed in the Asset Purchase Agreement. On February 26, 2007, the Company repaid $500,000 of the IVG Note.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The IVG Note bore interest at the rate of 5% per annum accruing from the time amounts were advanced thereunder and matured on the earlier of November 30, 2007 or 30 days after delivery by IVG of written notice to the Company demanding payment. Prior to repayment, IVG could convert the IVG Note into shares of common stock at a conversion price of $3.44 per share, the fair market value of New Motion’s common stock on the date of issuance of the IVG Note. The IVG Note was also automatically convertible into shares of common stock at a conversion price of $3.44 upon the date that the common stock was listed on the New York Stock Exchange, American Stock Exchange, Nasdaq Global Market or Nasdaq Capital Market. New Motion granted IVG piggyback registration rights for the shares issuable upon conversion of the IVG Note. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” New Motion accounted for the IVG Note as short-term debt and did not separately value the convertibility feature of the IVG Note because (i) this option was contingent upon a future undeterminable event, (ii) the number of shares to be issued was not determinable until the future event occurred and (iii) the derivative component of the IVG Note is embedded and not detachable from the IVG Note.

In accordance with the terms of the IVG Note, on June 15, 2007, IVG converted all outstanding principal and accrued interest on the IVG Note into 172,572 shares of common stock at a conversion price of $3.44 per share, the fair market value of New Motion’s stock on the date of issuance of the IVG Note. In accordance with SFAS No. 84, “Induced Conversions of Convertible Debt (An Amendment of APB Opinion No. 26),” the Company has not recognized a gain or loss upon the conversion of the IVG Note because the conversion was pursuant to original conversion terms, such that the debt was extinguished in exchange for equity pursuant to a preexisting contract that was already recognized in New Motion’s financial statements.

Mobile Entertainment Channel Corporation

Concurrent with the signing of the Asset Purchase Agreement with IVG, New Motion also entered into a Heads of Agreement with IVG, setting forth the terms of a joint venture with IVG to distribute IVG content within North America and to manage and service the assets acquired under the Asset Purchase Agreement. The joint venture, MECC, is a Nevada corporation in which New Motion owns a 49% stake and IVG owns a 51% stake. The joint venture is to be managed by a three-member board, with each party designating one member and both parties mutually designating the third member of the board. New Motion will enter into a management services agreement with the joint venture pursuant to which it will pay the joint venture a management fee equal to the purchase price paid under the Asset Purchase Agreement, or $1,080,000, for management services rendered by the joint venture. New Motion made an advance payment on the management fee of $500,000 on March 12, 2007, and made another, final, advance payment of $500,000 on September 4, 2007. New Motion is required to make additional quarterly management fee payments to the joint venture equal to 10% of the revenue generated from the assets New Motion acquired from IVG. As of the end of the third quarter of 2007, New Motion is evaluating services and content to be offered by MECC.

New Motion’s condensed consolidated financial statements include the accounts of the MECC joint venture. In accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51,” the results of MECC have been consolidated with New Motion’s accounts because New Motion (i) currently controls the joint venture’s activities, (ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expects to fund the joint venture for the foreseeable future. The consolidation of MECC reflects the elimination of all intercompany transactions. MECC is reflected with the following balances in New Motion’s consolidated balance sheet at September 30, 2007: current assets of $882,000 and current liabilities of $300,000. MECC’s results are reflected in New Motion’s consolidated statement of operations for the nine months ended September 30, 2007, and all intercompany transactions have been eliminated. The resulting minority interest was $291,000, net of provision for income tax of $300,000 for the nine months ended September 30, 2007. For the three months ended September 30, 2007 the resulting minority interest was $156,000, net of provision for income tax of $161,000. The minority interest reflects New Motion’s joint venture partner’s portion of MECC’s net income or loss for the period.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5– Purchase of Katazo Assets

On April 1, 2007, New Motion entered into an LOI with Opera to purchase the following identified and specified assets: (1) the domain name www.katazo.com, (2) website html code and graphics, (3) access to a content management system, (4) a subscriber list, and (5) prepaid short codes. The Company purchased the assets for $970,000 in cash. The closing of the asset purchase occurred on May 25, 2007. Both parties expect to execute a more complete written agreement to supersede the LOI. According to the terms of the LOI, New Motion may terminate the LOI or final agreement in the event that the total number of billable subscribers is reduced by more than 15% during any 30-day period between April 1, 2007 and June 30, 2007 (“Termination Period”). According to the LOI, there is no limit to the time New Motion can take to assess whether to terminate the LOI or final agreement. In the event of termination, the purchase price will be refunded to New Motion, less any amounts New Motion has collected from the assets. New Motion has elected not to terminate the LOI based on an analysis of the decline in billable subscribers during the Termination Period. In accordance with APB Opinion No. 16, “Business Combinations” and EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” New Motion has determined that the purchase of assets was not a purchase of a business. New Motion has also evaluated the specified assets and, in accordance with SFAS 142, “Goodwill and Other intangible Assets,” has allocated the cost of the acquisition to the individual assets based on their relative fair values, without any goodwill. The $970,000 purchase price was allocated among the identified intangible assets as described in the following table. The table also shows the identifiable assets’ useful lives, over which New Motion is amortizing the purchase price.

	Allocation	Life (months)
Domain name	$1,000	Indefinite
Website code	5,000	Indefinite
Content management system	5,000	12
Subscriber list	949,000	18
Prepaid short codes	10,000	5
	$970,000

New Motion is actively operating the acquired Katazo assets and maintaining the respective websites, and is continuing to generate revenue from these assets.

Note 6– Intangible Assets

New Motion’s intangible assets consist of a cellular carrier connection contract acquired pursuant to the Asset Purchase Agreement with IVG and a subscriber list and certain other Katazo assets acquired from Opera. The gross carrying amount of New Motion’s intangible assets totals $1,540,000 and as of September 30, 2007 the accumulated amortization applicable to the intangible assets was $636,000, resulting in a net carrying amount of $904,000. The amortizable intangible assets acquired are being amortized over periods of five to 18 months.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7– Debt

In addition to the IVG Note, which was subsequently converted into New Motion’s common stock (see “Note 4– Transactions with IVG”), New Motion also has a fully amortizable note payable due to Oracle for hardware and software purchases made on February 28, 2007 (“Oracle Note”). The term of the note is two years and interest charged there under is approximately 8% per annum In accordance with the terms of the Oracle Note, New Motion makes regular quarterly payments of principal and interest.

Note 8– Earnings per Share

The computational components of basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
EPS Denominator:
Basic weighted average shares	12,000,167	7,263,688	11,108,117	7,263,688
Effect of dilutive securities	-	-	-	784,478
Diluted weighted average shares	12,000,167	7,263,688	11,108,117	8,048,166

EPS Numerator (effect on net income):
Basic weighted average earnings	$(1,949,000)	$(437,000)	$(3,208,000)	$1,074,000
Effect of dilutive securities	-	-	-	-
Diluted weighted average earnings	$(1,949,000)	$(437,000)	$(3,208,000)	$1,074,000

Earnings per share:
Basic weighted average earnings	$(0.16)	$(0.06)	$(0.29)	$0.15
Effect of dilutive securities	-	-	-	(0.02)
Diluted weighted average earnings	$(0.16)	$(0.06)	$(0.29)	$0.13

For comparative purposes, the 7,263,688 shares of outstanding common stock of the Company, after the recapitalization in May 2007, has been retroactively and consistently applied throughout all periods presented for the purposes of earnings per share calculations.

Common stock underlying outstanding options, convertible securities and warrants were not included in the computation of diluted earnings per share for the three- and nine-months ended September 30, 2007, because their inclusion would be antidilutive when applied to the Company’s net loss per share. For the three- and nine-months ended September 30, 2007, the Company’s weighted average shares outstanding includes the effects of (i) 1,200,000 common shares as of January 19, 2007, after the conversion of the Series A Preferred Stock, (ii) 1,300,000 common shares as of February 12, 2007, after the conversion of the Series B Preferred Stock, (iii) 250,000 common shares which were issued and outstanding shares of MPLC immediately prior to the Exchange as of February 12, 2007, (iv) 1,666,658 common shares as of March 6, 2007, after the conversion of the Series D Preferred Stock, (v) 172,572 common shares as of June 15, 2007, after the conversion of the IVG Note, and (vi) 112,678 common shares issued for odd lot rounding in connection with the Reverse Split.

Under the treasury stock method, options to purchase 1,131,683 shares of common stock and notes convertible into 20,465 shares of common stock were not included in the computation of diluted earnings per share for the three- and nine-months ended September 30, 2006 because their exercise or conversion prices were greater than the then value of the common shares and therefore are antidilutive. Up until February 2007 there was no market for New Motion’s common stock because it was not a publicly traded entity. Thus, for purposes of determining the effect of dilutive securities under the treasury stock method, the value of the common stock for the three- and nine-months ended September 30, 2006 was determined to be less than the exercise and conversion prices of the options and convertible notes.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Stockholders’ Equity

RingtoneChannel was incorporated on February 23, 2004 with authorized common stock of 100 shares at $1 par value. New Motion Mobile was incorporated on March 21, 2005 with an authorized common stock of 10,000,000 shares at $.001 par value. As discussed in Note 1, RingtoneChannel was transferred to New Motion Mobile from BroadSpring, an entity under common ownership with New Motion Mobile. Accordingly, New Motion Mobile from its inception was considered to be a continuation of the RingtoneChannel business. In connection with this transfer, New Motion Mobile issued 1,000,000 shares to its stockholders in May 2005 in return for $100,000 in proceeds and then paid $90,000 of these proceeds back to Broadspring for all the outstanding shares of RingtoneChannel. The change in the equity structure of New Motion Mobile at the time of the transfer was a recapitalization with net proceeds of $10,000 but no change in the percentage of ownership amongst the stockholders. In June 2005, the Board of Directors of New Motion Mobile approved a 5 for 1 forward stock split, thus increasing issued and outstanding common stock to 5,000,000 shares.

On January 31, 2007, New Motion Mobile entered into an exchange agreement with MPLC (now called New Motion, Inc.) and Trinad Capital Master Fund, Ltd. The closing of the Exchange occurred on February 12, 2007. At the closing, MPLC acquired all of the outstanding shares of the capital stock of New Motion Mobile. In exchange for the stock, MPLC issued to New Motion Mobile’s stockholders 500,000 shares of MPLC’s Series C Convertible Preferred Stock, par value $0.10 per share (the “Series C Preferred Stock”), which was subsequently converted into 7,263,688 shares of MPLC’s common stock on May 2, 2007. After the Exchange, the stockholders of MPLC immediately prior to the Exchange owned 250,000 post-Reverse Split common shares of the Company.

On May 2, 2007 MPLC filed an amendment to its restated certificate of incorporation with the Secretary of State of the State of Delaware, to change its corporate name to New Motion, Inc. from MPLC, Inc., to increase the authorized shares of common stock from 75 million to 100 million and to effect a 1–for–300 reverse stock split (the “Reverse Split”). These matters were approved by the requisite vote of the stockholders of the Company on March 15, 2007. As such, for comparative purposes, the 7,263,688 shares of outstanding common stock of the combined entity, after recapitalization and the 1–for–300 Reverse Split, has been retroactively applied to January 1, 2006 and consistently applied throughout all periods presented.

In conjunction with the exchange transaction, New Motion issued one share of its Series A Preferred Stock on January 19, 2007, 650 shares of its Series B Preferred Stock on February 12, 2007 and 8,333 shares of its Series D Preferred Stock on March 6, 2007 for aggregate gross proceeds to New Motion of approximately $20 million. Upon effectiveness of the Reverse Split, on May 2, 2007, the one share of Series A Preferred Stock automatically converted into 1,200,000 shares of common stock, the 650 shares of Series B Preferred Stock automatically converted into 1,300,000 shares of common stock and the 8,333 shares of Series D Preferred Stock automatically converted into 1,666,658 shares of common stock. The effect of the Reverse Split and of the conversion of all classes of preferred stock into common shares of New Motion have been retroactively applied to the financing transactions.

Pursuant to a registration rights agreement entered into on February 28, 2007, New Motion is required to file a registration statement with the SEC to register the common stock issued in connection with the conversion of the Series D Preferred Stock. New Motion is subject to payment of liquidated damages of one percent of the Series D aggregate purchase price if the registration statement is not filed within 75 days of the Series D financing, which closed on March 6, 2007, the date New Motion received the cash proceeds of the Series D financing. New Motion is subject to a further one percent liquidated damages payment for each 30-day period in which the registration statement has not been filed, up to a maximum of 12% of the Series D aggregate purchase price. New Motion filed a registration statement on Form SB-2 on May 16, 2007, to register the common stock issued in connection with the conversion of the Series D Preferred Stock along with certain other shares of common stock. Subsequently, on July 20, 2007, New Motion filed Amendment No. 1 to Form SB-2 in response to comments received from the SEC on its original filing. New Motion intends to further amend its registration statement on Form SB-2 to describe the merger agreement entered into with Traffix on September 26, 2007, in accordance with its obligations under the registration rights agreement. To date, the Company has not incurred any liquidated damages under the registration rights agreement.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 – Stock Based Compensation

2005 Plan

In 2005, New Motion established the Stock Incentive Plan, (the “2005 Plan”), for eligible employees and other directors and consultants. Under the 2005 Plan, officers, employees and non-employees may be granted options to purchase New Motion’s common stock at no less than 100% of the market price at the date the option is granted. Since New Motion’s stock was not publicly traded, the market price at the date of grant was historically determined by third party valuation. Incentive stock options granted to date typically vest at the rate of 33% on the anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment or in the event of certain transactions, such as a merger of New Motion. The options granted under the 2005 Plan were assumed by MPLC in the Exchange and, at that time of the Exchange, the MPLC’s board of directors adopted a resolution to not grant any further equity awards under the 2005 Plan.

2007 Plan

On February 16, 2007, New Motion’s board of directors approved our 2007 Stock Incentive Plan (the “2007 Plan”). On March 15, 2007, New Motion received, by written consent of holders of a majority of all classes of its common and preferred stock and the consent of the holders of a majority of New Motion’s common stock and preferred stock voting together and as a single class, approval of the 2007 Plan. Under the 2007 Plan, officers, employees and non-employees may be granted options to purchase New Motion’s common stock at no less than 100% of the market price at the date the option is granted. Incentive stock options granted under the 2007 Plan typically vest at the rate of 33% on the anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment or in the event of certain transactions, such as a merger of New Motion.

Option Valuation

To value awards granted, New Motion uses the Black-Scholes option pricing model. The Company determines the assumptions in this pricing model at the grant date. For options granted prior to January 1, 2006, New Motion used the minimum value method for volatility, as permitted by SFAS No. 123, resulting in 0% volatility. For options granted or modified after January 1, 2006, New Motion bases expected volatility on the historical volatility of a peer group of publicly traded entities. New Motion has limited history with its stock option grants, during which time there has been limited stock option exercise and forfeiture activity on which to base expected maturity. Management estimates that on average, options will be outstanding for approximately 7 years. New Motion bases the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity rate as of the grant date.

The fair value of each option award during the nine months ended September 30, 2007 was estimated on the date of grant using a Black-Scholes valuation model that used the assumptions noted in the following table:

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

	September 2007	February 2007
	(Grant)	(Grant)
Stock price	$14.00	$6.00
Strike Price	$14.00	$6.00
Maturity	7 years	7 years
Risk free interest rate	5%	5%
Volatility	86%	86%
Fair market value per share	$11.01	$4.72
Forfeiture rate	5%	5%

As part of Scott Walker’s 2007 employment agreement, Mr. Walker received an option to purchase 37,500 shares of the Company’s common stock at an exercise price per share of $6.60 (on a post Reverse-Split basis) and a five year term, however, all options to purchase equity securities of New Motion, Inc. which were previously granted to Mr. Walker were cancelled pursuant to the terms of the Employment Agreement. The fair value of the option granted to Scott Walker was estimated on the date of grant using a Black-Scholes valuation model that used the assumptions noted above, except that the strike price was $6.60.

The Company determines stock option forfeiture rates based on the historical trends of its employees.

Stock Options

Stock option activity under the 2005 Plan and 2007 Plan was as follows (amounts presented on a post-Reverse Split basis):

		Weighted-	Estimated
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at January 1, 2007	1,349,594	$0.51	$18,881,000
Granted	468,700	$6.47
Exercised (a)	(55,688)	$0.48	$781,000
Forfeited or cancelled	(616,929)	$0.53
Outstanding at September 30, 2007	1,145,677	$2.94	$13,244,000
Vested or expected to vest at September 30, 2007	1,088,393	$1.01	$14,682,000
Exercisable at September 30, 2007	616,851	$1.01	$8,321,000

(a) New Motion received approximately $27,000 upon the exercise of these options

For the nine months ended September 30 2007, there was no stock option activity outside of the 2005 Plan and 2007 Plan. Future amortization of the fair value of options outstanding as of September 30, 2007, is shown in the following table:

Fair Value to Be Amortized
2007	$1,117,000
2008	827,000
2009	615,000
$2,559,000

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the three- and nine months ended September 30, 2007, $412,000 and $775,000, respectively ($412,000 and $775,000, respectively after tax) of compensation relating to options was recorded. No stock-based compensation costs were capitalized as part of the cost of an asset for any of the periods presented. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow. Prior to January 1, 2006, the Company would have reported the entire tax benefit related to the exercise of stock options as an operating cash flow if options had been exercised. There was no tax benefit from option exercises for the three- and nine-month periods ended September 30, 2007.

The following table summarizes information concerning currently outstanding and exercisable stock options as of September 30, 2007:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

2005 Plan:
$0.48	669,713	8.3	$0.48	555,895	$0.48
$2.34	7,264	8.8	$2.34	2,623	$2.34

2007 Plan:
$6.00	406,200	9.4	$6.00	58,333	$6.00
$6.60	37,500	4.4	$6.60	-	$6.60
$14.00	25,000	4.4	$14.00	-	$14.60

Outside of Plans:
$2.34	363,184	8.9	$2.34	-	$2.34

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

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair values of each warrant issued during the period ended September 30, 2007 were estimated on the date of grant using a Black-Scholes valuation model that used the following assumptions:

	January 2007 Walker and SGE Warrants	February 2007 SMH Warrants
	(Grant)	(Grant)
Stock price	$3.44	$6.00
Strike Price	$3.44	$5.50
Maturity	5 years	5 years
Risk free interest rate	5%	5%
Volatility	86%	86%
Fair market value per share	$2.42	$4.31

The warrants issued during the nine months ended September 30, 2007 are fully vested and exercisable on the date of grant.

In 2006, the Company issued Secured Convertible Notes to Scott Walker and SGE, a corporation owned by Allan Legator, the Company’s Chief Financial Officer. These Secured Convertible Notes were repaid in full with interest in September 2006. Pursuant to the terms of the Secured Convertible Notes, on January 26, 2007, Scott Walker was granted a right to receive a warrant to purchase, on a post-Reverse Split basis, 14,382 shares of common stock at an exercise price of $3.44 per share and SGE was granted a right to receive a warrant to purchase, on a post-Reverse Split basis, 9,152 shares of common stock at an exercise price of $3.44 per share. The per share fair market value of the Company’s common stock on January 26, 2007 was $3.44. The warrants issued to Scott Walker and SGE are freestanding instruments and exercise of the warrants requires a physical or net share settlement. Thus, in accordance with Emerging Issues Task Force EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants have been classified in stockholders’ equity and the Company recorded $57,000 of expense related to the issuance of the warrants to Scott Walker and SGE on January 26, 2007.

In connection with the Series A, B and D Preferred Stock financings, Sanders Morris Harris, Inc. acted as placement agent. For its services, the Company paid Sanders Morris Harris a cash fee equal to 7.5% of the gross proceeds from the financing and five year warrants to purchase 290,909 shares of common stock at an average exercise price of $5.50 per share (post-Reverse Split), which was equivalent to the average per share valuation of the Company for the Series A, B and D Preferred Stock financings. The warrants issued to Sanders Morris Harris are freestanding instruments and exercise of the warrants requires a physical or net share settlement. In addition, the warrants were issued as a fee for Sanders Morris Harris’ services as placement agent in connection with the Series A, B and D financings. Thus, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the issuance of the Sanders Morris Harris warrants based on the value of the warrants established by the Black-Scholes option pricing model and credited additional paid in capital in the amount of $1,253,000 with a corresponding offset to the net proceeds from issuance of Preferred Stock.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information concerning currently outstanding and exercisable common stock warrants as of September 30, 2007:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$3.44	23,534	4.3	$3.44	23,534	$3.44
$5.50	290,909	4.4	$5.50	290,909	$5.50

Restricted Stock

On August 20, 2007, the Company entered into an employment agreement with Sue Swenson, pursuant to which Ms. Swenson became the Company’s Chief Operating Officer. In accordance with the terms of the employment agreement, Ms. Swenson was granted 75,000 shares of restricted stock out of the 2007 Plan. Upon her first anniversary with the Company, 40,000 of the restricted shares vest and on the second anniversary, the remaining 35,000 shares vest. The fair value of the Company’s common stock on August 20, 2007 was $16.40 per share, which was the Company’s closing stock price on the OTC Bulletin Board. The aggregate fair market value of the restricted stock grant on the date of issuance was $1,230,000. This total fair market value of the restricted stock is being amortized in accordance with its vesting schedule, and is included in the Company’s stock-based compensation expense for the periods presented.

Restricted stock activity under the 2007 Plan was as follows (amounts presented on a post-Reverse Split basis):

		Weighted-	Estimated
		Average	Aggregate
	Number of	Grant	Intrinsic
	Shares	Price	Value
Outstanding at January 1, 2007	-	$-	$-
Granted	75,000	$16.40	$1,230,000
Vested at September 30, 2007	-	$-	$-
Unvested at September 30, 2007	75,000	$16.40	$1,230,000

Future amortization of the fair value of restricted stock outstanding as of September 30, 2007, is shown in the following table:

Fair Value to Be Amortized
2007	$273,000
2008	622,000
2009	335,000
$1,230,000

For the three- and nine months ended September 30, 2007, $109,000 ($109,000 after tax) of compensation relating to restricted stock was recorded.

New Motion, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 – Commitments and Contingencies

In the normal course of business, the Company has been involved in various disputes, which are routine and incidental to the business. In the opinion of management the results of such disputes will not have a significant adverse effect on the financial position or the results of operations of the Company.

Note 12 – Subsequent Events

On October 30, 2007 (the “Effective Date”), the Company entered into an Amended and Restated Advertising Agreement (“the Agreement”) with Jingle Networks, Inc. (“Jingle”). Jingle operates a free to consumer directory assistance telephone service called “Free411” and a number of informational websites, including www.free411.com. Under the terms of the agreement, Jingle will provide telephone advertising services and analysis and will provide the Company 90 million up-front advertisement impressions on the Free411 service at the rate of 7.5 million impressions per month for 12 months (the “Initial Period”). The Company may terminate the Agreement, by 30-day written notice, if Jingle does not deliver 7.5 million impressions per month up to 90 million impressions in aggregate. The Company may also terminate the Agreement if the average response rate (“Response Rate”) is less than 7.5% over any consecutive two week period, after giving Jingle a 30-day period to remedy the Response Rate to above 7.5%. The Company also has a first right of refusal to purchase available additional impressions in excess of the 7.5 million per month. The Agreement provides for either party to terminate the Agreement by 30-day written notice in the event of the other party’s default or breach of any of its obligations under the Agreement. The Agreement is to be in effect for the Initial Period, and will automatically renew for additional 30-day periods unless otherwise terminated. The Company is to pay Jingle $0.02 per impression and is to provide a $900,000 fully refundable advance pre-payment upon the Effective Date, which payment was made on November 1, 2007. The Company is to make a subsequent fully refundable advance prepayment of $450,000 on January 16, 2008, plus pay any additional amounts due in excess of the 7.5 million monthly impression minimum. The Company is also to make another final fully refundable advance prepayment of $450,000 on April 16, 2008, plus any additional amounts due in excess of the 7.5 million monthly impression minimum. According to the terms of the Agreement, any and all payments advanced and pre-paid by the Company are fully refundable, and any amounts not utilized to purchase or acquire impressions prior to termination share be returned and repaid to the Company.

As a result of the fully refundable nature of the payments, the Jingle performance requirements and the relative size of the expenditure in relation to the Company’s total marketing and advertising expenditure, the Company considers the advertising agreement with Jingle to be a small component of its regular marketing and advertising expenditure and entered into the agreement in the ordinary course of its business.

New Motion, Inc.
Management’s Discussion and Analysis

Item 2. Management’s Discussion and Analysis

The information contained in this Form 10-QSB is intended to update the information contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006 of New Motion, Inc. (“we,” “our,” “us”, the “Company,” or “New Motion”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in our Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006. Except for historical information, the matters discussed in this “Management’s Discussion and Analysis” are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors described under the “Cautionary Statements and Risk Factors” included elsewhere in this report.

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

Our business is focused on three strategic service lines – digital music, casual games and interactive contests. These distinct service lines consist of a broad array of properties, including Bid4Prizes, a low-bid mobile auction game, GatorArcade, a premium online and mobile gaming site, YourCrush, an astrology-driven mobile dating help site and Altnet, a mobile legal music download service featuring original artists. Other brands include MobileSidewalk™, a U.S.-based mobile entertainment company and RingtoneChannel, a mobile storefront provider. We focus on selectively increasing our application portfolio with high-quality, innovative applications. Our growing portfolio of applications and services are based primarily on internally generated content, such as Bid4Prizes, GatorArcade and MobileSidewalk’s Music Trivia. Internally generated content generates the majority of our revenues. We also license some identifiable content, such as ringtones, wallpapers and images from third parties to whom we generally pay a licensing fee on a per-download basis.

The monthly end user subscription fees for our wireless entertainment products and services generally range from $3.99 to $9.99. Premium downloads offered on an a-la-carte basis range from $0.99 to $5.99. We generate 95% of our revenue on a subscription basis versus 5% on an a-la-carte basis.

History

New Motion, formerly known as MPLC, Inc., and prior to MPLC, Inc. as The Millbrook Press, Inc. was incorporated under the laws of the State of Delaware in 1994. Until 2004, the Company was a publisher of children’s nonfiction books for the school and library market and the consumer market under various imprints. As a result of market factors, and after an unsuccessful attempt to restructure its obligations out of court, on February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut (the “Bankruptcy Court”). After filing for bankruptcy, the Company sold its imprints and remaining inventory and by July 31, 2004, had paid all secured creditors 100% of amounts owed. At this point in time, the Company was a “shell” company with nominal assets and no material operations. Beginning in January 2005, after the Bankruptcy Court’s approval, all pre-petition unsecured creditors had been paid 100% of the amounts owed (or agreed) and all post petition administrative claims submitted had been paid. In December 2005, $0.464 per eligible share was available for distribution and was distributed to stockholders of record as of October 31, 2005. The bankruptcy proceedings were concluded in January 2006 and no additional claims were permitted to be filed after that date.

New Motion, Inc.
Management’s Discussion and Analysis

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

On October 24, 2006, New Motion (then known as MPLC, Inc.) and certain stockholders entered into a Common Stock Purchase Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which New Motion agreed to redeem 23,448,870 shares of the New Motion’s common stock from existing stockholders and sell an aggregate of 69,750,000 shares of New Motion’s common stock, representing 93% of the New Motion’s issued and outstanding shares of common stock, to Trinad in a private placement transaction for aggregate gross proceeds of $750,000.

On January 19, 2007, we entered into an agreement with IVG to purchase certain specified assets of Mobliss, a provider of proprietary applications, delivery systems, and platforms for wireless devices. Mobliss has direct networking and billing connectivity with carriers for executing large-scale SMS campaigns and distributing mobile content to a wide array of mobile devices across multiple carrier networks in the US and Canada. The primary strategic objective of this purchase is to allow us to more efficiently manage our business and operations by enabling us to directly bill and collect from mobile carriers, thus eliminating the fees associated with using third party billing processors and expediting the collection of open carrier receivables. This purchase will also enable us to better serve our customers and end users by expediting the time in which we react to changes in the marketplace. As of the end of the third quarter of 2007, New Motion has begun to channel some new subscriber messages traffic onto the acquired assets and developed technology, and expects to increase, at a manageable rate, the volume of messages billed through this system.

Also on January 19, 2007, we entered into an agreement with IVG to create an Asian-themed mobile entertainment portal, the first major endeavor of its kind in the North American off-deck arena. This new direct-to-consumer service provides an opportunity for us to tap into a new market with Asian-themed content, delivering sophisticated mobile products. The joint venture is to be registered under the name The Mobile Entertainment Channel Corporation and will assist us in expanding our service offerings by partnering with IVG, a leading global player in the interactive games and mobile space. As of the end of the third quarter of 2007, New Motion is evaluating services and content to be offered by MECC.

In February, 2007, we completed an exchange transaction pursuant to which we merged with a publicly traded company, MPLC, Inc., so that we (New Motion Mobile) became a publicly traded company, trading under the ticker “MPNC” on the Over-The-Counter Bulletin Board. In connection with the Exchange, we raised gross proceeds of approximately $20 million in equity financing through the sale of our Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

After receiving the requisite approval of our stockholders, on May 2, 2007, we filed a certificate of amendment to our restated certificate of incorporation with the Delaware Secretary of State to (i) increase the authorized number of shares of our common stock from 75,000,000 to 100,000,000, (ii) change our corporate name to New Motion, Inc. from MPLC, Inc., and (iii) effect a 1-for-300 reverse split. In connection with these corporate actions, we also changed our ticker symbol to “NWMO” on the Over-The-Counter Bulletin Board.

New Motion, Inc.
Management’s Discussion and Analysis

On April 1, 2007, we entered into a Binding Letter of Intent (the “LOI”) with Opera Telecom USA (“Opera”) to purchase the following identified and specified assets: (1) the domain name www.katazo.com, (2) website html code and graphics, (3) access to a content management system, (4) a subscriber list, and (5) prepaid short codes. We purchased the assets for $970,000 in cash. The closing of the asset purchase occurred on May 25, 2007. New Motion is actively operating the acquired Katazo assets and maintaining the respective websites, and is continuing to generate revenue from these assets.

In accordance with the terms of the IVG Note, on June 15, 2007, IVG converted all outstanding principal and accrued interest on the IVG Note into 172,572 shares of common stock at a conversion price of $3.44 per share, the fair market value of our stock on the date of issuance of the IVG Note.

On September 26, 2007, we executed a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Traffix, Inc., a Delaware corporation (“Traffix”), and NM Merger Sub, a Delaware corporation and wholly-owned subsidiary of New Motion (“Merger Sub”), pursuant to which Merger Sub will merge with and into Traffix, the separate existence of Merger Sub shall cease, and Traffix shall continue as the surviving corporation in the merger, thus becoming a wholly-owned subsidiary of New Motion (the “Merger”). Traffix, Inc. is a premier interactive media company that develops its own content and builds Internet and mobile communities tailored to consumers specific interests and lifestyles. Traffix’s full solution marketing services delivers media, analytics and results to third parties through its four business groups: Traffix Performance Marketing, which offers marketers brand and distribution solutions via Traffix’s proprietary ad-serving optimization technology, SendTraffic, a performance focused, search engine marketing firm, Hot Rocket Marketing, an online direct-response media firm leveraging a vast online inventory across sites, networks, search engines and email, and mxFocus, a developer and distributor of content and services for mobile phones and devices.

At the effective time of the Merger, the stockholders of Traffix, and other security holders, will receive in aggregate 11,917,520 shares of New Motion common stock, including shares underlying options to purchase shares of New Motion common stock, in exchange for their shares of Traffix common stock and options to purchase shares of Traffix common stock. Based on the capitalization of both companies as of September 26, 2007, the date of the merger agreement, Traffix stockholders will receive 0.683 shares of New Motion common stock for each share of Traffix common stock. The exchange ratio and the aggregate number of shares are subject to adjustment as provided in the Merger Agreement if certain contingent matters are not resolved in accordance with the requirements and conditions referenced in the Merger Agreement. Under the terms of the Merger Agreement, each outstanding stock option to purchase shares of Traffix common stock will convert into and become an option to purchase common stock of New Motion upon the same terms and conditions as the outstanding options, except that the number of shares for which the new option may be exercised and the exercise price of the new option will be adjusted consistent with the applicable exchange ratio in the Merger. It is the intent of the parties that the aggregate Merger Consideration, together with the shares of New Motion’s common stock to be issued to holders of Traffix options upon their exercise, at the effective time of the Merger, will constitute approximately 45% of the shares of New Motion’s capital stock outstanding immediately after the Merger on a fully diluted basis, assuming the exercise of all of New Motion’s outstanding options and warrants and settlement of certain contingent matters described in the Merger Agreement. Subject to satisfaction of all closing conditions, the merger is expected to close during the first quarter of 2008.

For the three months ended September 30, 2007, approximately $5.9 million, or 75%, of our selling and marketing expense was attributable to Traffix, compared to zero in the year ago period and $2.1 million, or 47%, for the three months ended June 30, 2007. For the nine months ended September 30, 2007, approximately $8 million, or 52%, of our selling and marketing expense was attributable to Traffix, compared to zero in the year ago period.

New Motion, Inc.
Management’s Discussion and Analysis

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

Composition of our Services. Our strategy is to publish a diversified and balanced portfolio of high-quality services based primarily on New Motion brands, as well as some brands that we license from third parties. We aim to provide a range of services that leverage the fixed Internet, where U.S. consumers increasingly purchase and redeem our services (commonly referred to as the “off deck arena”), alongside mobile delivery. We believe that creating innovative Internet storefronts where online content is wrapped around mobile products provides a richer experience to the consumer and a higher retention rate.

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

We principally derive revenues from the licensing of our products and services to wireless subscribers for a one-time purchase fee or a monthly subscription fee. Substantially all of these fees appear on our customers’ monthly mobile phone bill. In accordance with our third-party aggregators and carrier agreements, the aggregators and carriers, collectively, perform billing and collection functions and remit a percentage of the fees to us. We recognize the net amount of revenues due to us from the wireless carrier net of any fees or other charges. In addition, we make estimates on chargebacks and returns based on historical trends and book this amount as a reduction in gross revenue. Our customers initiate the purchase of our products and services from our website properties (www.mobilesidewalk.com, www.Bid4Prizes.com, GatorArcade.com, or www.RingtoneChannel.com), various Internet portal sites or through other delivery mechanisms. We also generate limited revenues from third-party brands who wish to leverage the mobile channel.

New Motion, Inc.
Management’s Discussion and Analysis

In accordance with Emerging Issues Task Force, EITF, No 99-19, “Reporting Revenue Gross as a Principal Versus Net As an Agent,” we recognize the net amount the wireless carrier or distributor pays to us upon the sale of applications, net of any service or other fees earned and deducted by the wireless carrier or aggregator. We have evaluated our wireless carrier and aggregator agreements and have determined that we are acting as an agent, not as principal when selling our applications through wireless carriers.

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

We make estimates for future refunds, charge backs or credits, and create reserves netted against recorded revenue, in the period for which the sale occurs based on analyses of previous rates and trends which have historically varied between zero and 17% of Gross Revenue. This reserve is reconciled once a carrier remits total payment to our aggregator, who subsequently remits payment to us usually between 60-180 days after billing.

Reserves recorded based on this estimation process for the years ended December 31, 2005 and 2006, amounted to 15% and 13% of gross revenue, respectively. Reserves recorded as of September 30, 2007 amounted to 4% of gross revenue. The improvement in our reserve is due to more accurate and timely billing information received from our aggregator customers. Historically, differences between our estimates and actual revenues have not been materially different and, as a private company, we had adequate time to adjust our estimated revenues to actual results once we receive final sales data. On a going forward basis, our quarterly revenues will include a reserve allowance based on historical trends regarding chargebacks.

Impairment of Long-Lived Assets. We assess impairment of our long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include significant underperformances relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. We report an impairment loss in the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows if not. To date, we have not had an impairment of long-lived assets.

New Motion, Inc.
Management’s Discussion and Analysis

For each of the periods reported herein, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

Intangible Assets Measurement and Recognition. For intangible assets that we acquire, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we recognize and measure the intangible asset acquired based on its fair value, or in the case of a group of intangible assets acquired, based on each asset’s relative fair value. We use a range of valuation methodologies, including performing discounted cash flow analysis, to value acquired intangible assets. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

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

New Motion, Inc.
Management’s Discussion and Analysis

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

Accounting for Stock-Based Compensation. We have historically utilized the fair value method of recording stock-based compensation as contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Compensation expense is measured at the grant dated based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No.123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. One such change was the elimination of the minimum value method, which under SFAS No. 123 permitted the use of zero volatility when performing Black-Scholes valuations. Under SFAS No. 123(R), companies are required to use expected volatilities derived from the historical volatility of the company's stock, implied volatilities from traded options on the company's stock and other factors. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature.

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

New Motion, Inc.
Management’s Discussion and Analysis

Product Development Costs. We expense product development costs, which consist primarily of software development costs, as they are incurred. We account for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We expense software development costs that we incur in the research and development of software products and enhancements to existing software products until the time when we establish technological feasibility, and we capitalize costs from that time until the product is available for general release to customers. Under our current practice of developing new applications, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. As a result, to date, we have not capitalized any costs relating to our application development because the costs incurred after the establishment of technological feasibility of our applications have not been significant. In addition, in the future, we will consider the following factors in determining whether costs can be capitalized: the emerging nature of the wireless entertainment market; the rapid evolution of the platforms and mobile phones on which we develop; the lack of pre-orders or sales history for our applications; the uncertainty regarding an application's revenue-generating potential; our lack of control over the sales channel resulting in uncertainty as to when an application will be available for sale, if at all; and our historical practice of canceling applications throughout each stage of the development process. We do not consider the amount of our software development costs to be material for the periods presented.

Consolidation. We have consolidated the accounts of our Mobile Entertainment Channel Corporation (“MECC”) joint venture, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51.” The results of MECC have been consolidated with our accounts because we (i) currently control the joint venture’s activities, (ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expect to fund the joint venture for the foreseeable future. We own a 49% stake and IVG owns a 51% stake in the joint venture.

The consolidation of MECC reflects the elimination of all intercompany transactions. MECC is reflected with the following balances in our consolidated balance sheet at June 30, 2007: current assets of $882,000 and current liabilities of $300,000. MECC’s results of operations are reflected in our consolidated statement of operations for the nine months ended September 30, 2007 as minority interest of $291,000, net of provision for income tax of $300,000 and for the three months ended September 30, 2007 as minority interest of $156,000, net of a benefit for income tax of $161,000. The minority interest reflects our joint venture partner’s portion of MECC’s net income or loss for the period.

In the future, we will consider the following factors in determining whether this joint venture entity, or other entities should be consolidated: (i) whether the variable interest entity (“VIE”) has sufficient equity investment at risk and (ii) whether equity investors in the VIE lack any of the following three characteristics of controlling financial interest: (a) participate in decision-making processes by voting their shares, (b) expect to share in returns generated by the entity and (c) absorb any losses the entity may incur.

Results of Operations for the three months ended September 30, 2007 compared to three months ended September 30, 2006.

The following analysis and discussion pertains to our results of operations for the three months ended September 30, 2007, compared to our results of operations for the three months ended September 30, 2006.

Net Sales

	Three months ended September 30,		Percent
	2007	2006	Change

Net sales	$10,495,000	$5,581,000	88%

New Motion, Inc.
Management’s Discussion and Analysis

Net sales increased 88% to $10,495,000 for the three months ended September 30, 2007, compared to $5,581,000 for the three months ended September 30, 2006. This increase in sales was due to a larger base of average monthly subscribers during the three months ended September 30, 2007, which increased 77% over the three months ended September 30, 2006. This year-over-year increase in the average billable customer base, when combined with a 6% improvement in our average monthly revenue per user (“ARPU”) over the same period, resulted in the substantial net sales increase year-over-year. We also ended the third quarter of 2007, with approximately 750,000 monthly subscribers.

The increase in the third quarter average billable customer base is principally due to higher levels of selling and marketing expense to acquire new subscribers. The increase in third quarter ARPU when compared to the year-ago period was due to a greater proportion of higher-priced subscription services, which was offset by our May, 2007 acquisition of the Katazo assets. A relatively large number of Katazo-subscribers are billed at a lower monthly rate than our existing subscriber base – which has negatively impacted firm-wide ARPU. We do expect that this effect will be mitigated over future periods as the Katazo subscriber base becomes a smaller proportion of our overall subscriber base. Our third quarter service mix consisted of a number of different brands, including Bid4Prizes, GatorArcade, Katazo, our White Label services, where we partner with existing web properties to deliver our services, Music Trivia and RingtoneChannel. This service mix compares favorably to the third quarter of 2006, which consisted of only our Music Trivia and RingtoneChannel services.

Cost of Sales

	Three months ended September 30,		Percent
	2007	2006	Change

Cost of sales	$1,406,000	$122,000	1,052%

Cost of sales increased 1,052% to $1,406,000 for the three months ended September 30, 2007, from $122,000 for the three months ended September 30, 2006. Sequentially, cost of sales for the third quarter was constant on an absolute basis when compared to second quarter cost of sales. The increase in cost of sales year-over-year is due to White Label sales in the three months ended September 30, 2007, which did not exist in the prior period. White Label sales have a significant cost of sales component because they involve revenue share arrangements with our White Label partners. However, the cost of sales associated with White Label sales is offset by lower customer acquisition costs, as we do not need to incur marketing expense to acquire these customers. The increase in cost of sales is also due to other cost of sales components which we did not incur in the comparison period, including amortization relating to the acquisition of Katazo assets and Bid4Prizes auction giveaways. Generally higher sales activity and higher subscriber volumes for the period ended September 30, 2007 also contributed to higher cost of sales as a result of higher hosting and licensing fees, when compared to the level of activity for the period ended September 30, 2006.

New Motion, Inc.
Management’s Discussion and Analysis

Gross Profit

	Three months ended September 30,		Percent
	2007	2006	Change

Gross profit	$9,089,000	$5,459,000	66%

Gross profit increased 66% to $9,089,000 for the three months ended September 30, 2007, from $5,459,000 for the three months ended September 30, 2006. Our gross margin decreased to 87% for the three months ended September 30, 2007, from 98% for the three months ended September 30, 2006. The decrease in our gross margin year-over-year is due to sales of our lower margin White Label services in the third quarter of 2007, compared to no White Label sales in the comparative period, as well as the presence of other cost of sales components in the third quarter that did not exist a year ago. We expect that our gross margin percentage will remain relatively steady and may modestly increase if the growth in our White label services does not match the growth in our other, predominately non-White Label, sales.

Selling and Marketing Expense

	Three months ended September 30,		Percent
	2007	2006	Change

Selling and marketing	$7,878,000	$4,076,000	93%

Selling and marketing expense increased 93% to $7,878,000 for the three months ended September 30, 2007, from $4,076,000 for the three months ended September 30, 2006. As a percentage of net sales, selling and marketing expense increased slightly to 75% for the three months ended September 30, 2007, compared to 73% for the three months ended September 30, 2006. The absolute increase in selling and marketing expense on a year-over-year basis is due to our customer acquisition activities. For the three months ended September 30, 2007, approximately $5.9 million, or 75%, of our selling and marketing expense was attributable to Traffix, compared to zero in the year ago period and $2.1 million, or 47%, for the three months ended June 30, 2007. On September 26, 2007, we entered into a merger agreement with Traffix. Please see Note 3, “Merger with Traffix,” in our Unaudited Consolidated Notes to Financial Statements for more information.

General and Administrative Expense

	Three months ended September 30,		Percent
	2007	2006	Change

General and administrative	$3,331,000	$1,253,000	166%

General and administrative expense increased 166% to $3,331,000 for the three months ended September 30, 2007, from $1,253,000 for the three months ended September 30, 2006. As a percentage of net sales, general and administrative expense increased to 32% for the three months ended September 30, 2007 compared to 22% for the three months ended September 30, 2006. On a sequential basis, general and administrative expense increased 14% in the third quarter compared to the second quarter of 2007. Although all categories of general and administrative expense increased in the current period, the most prominent drivers of this year-over-year increase in general and administrative expense include a $436,000, or 202%, increase in consulting and professional services, and an $883,000, or 157% increase in payroll expense, excluding stock based compensation expense. These higher expenses are due to our greater level of sales and operational activity and are also the result of expenses associated with our public company status. Our salaried headcount at the end of the third quarter of 2007 was 50, an increase of five personnel from the second quarter of 2007. We also recorded $412,000 of stock compensation expense, including amortization of restricted stock grants, in the third quarter of 2007, which represents 20% of the increase in general and administrative expense over the year ago period.

New Motion, Inc.
Management’s Discussion and Analysis

(Loss) Before Provision (Benefit) for Income Taxes

	Three months ended September 30,		Percent
	2007	2006	Change

(Loss) before provision (benefit) for income taxes	$(1,999,000)	$(67,000)	(2,884)%

(Loss) before provision (benefit) for income taxes decreased 2,884% to a loss of $1,999,000 for the three months ended September 30, 2007, from a loss of $67,000 for the three months ended September 30, 2006. Our income (loss) before provision (benefit) for income taxes margin decreased to negative 19% for the three months ended September 30, 2007 compared to (1)% for the three months ended September 30, 2006. The expansion in our pretax loss is a result of higher levels of selling and marketing expense and general and administrative expense, offset by an increase in net sales, as described above.

Net Income (Loss)

	Three months ended September 30,		Percent
	2007	2006	Change

Net income (loss)	$(1,949,000)	$(437,000)	(346)%

Net income (loss) decreased 346% to a loss of $1,949,000 for the three months ended September 30, 2007, from net income (loss) of $(437,000) for the three months ended September 30, 2006. Our net income (loss) margin decreased to negative 19% for the three months ended September 30, 2007 compared to negative 8% for the three months ended September 30, 2006. Our income tax benefit was $206,000 for the three months ended September 30, 2007, compared to a provision for income taxes of $370,000 for the three months ended September 30, 2006. Minority interest of $156,000 for the three months ended September 30, 2007 represents the change in our joint venture partner’s claim on MEC’s net tangible assets during the second quarter of 2007. On a per share basis, basic and diluted net income (loss) per share decreased to a loss of $0.16 per share for the three months ended September 30, 2007, compared to basic and diluted net loss of $0.06 per share for the three months ended September 30, 2006.

Results of Operations for the nine months ended September 30, 2007 compared to nine months ended September 30, 2006.

The following analysis and discussion pertains to our results of operations for the nine months ended September 30, 2007, compared to our results of operations for the nine months ended September 30, 2006.

New Motion, Inc.
Management’s Discussion and Analysis

Net Sales

	Nine months ended September 30,		Percent
	2007	2006	Change

Net sales	$23,031,000	$12,543,000	84%

Net sales increased 84% to $23,031,000 for the nine months ended September 30, 2007, compared to $12,543,000 for the nine months ended September 30, 2006. This increase in sales was due to a larger base of average monthly subscribers during the nine months ended September 30, 2007, which increased 81% over the nine months ended September 30, 2006. This year-over-year increase in the average billable customer base, together with a relatively flat ARPU over the same period, resulted in the net sales increase year-over-year.

The increase in the average billable customer base for the nine months ended September 30, 2007 is principally due to higher levels of selling and marketing expense to acquire new subscribers. The flat ARPU when compared to the year-ago period was due to the benefit of a greater proportion of higher-priced subscription services, which was canceled out by our May, 2007 acquisition of the Katazo assets. A relatively large number of Katazo-subscribers are billed at a lower monthly rate than our existing subscriber base – which has negatively impacted firm-wide ARPU. Our service mix over the nine months ended September 30, 2007 consists of brands such as Bid4Prizes, GatorArcade, Katazo, our White Label services, where we partner with existing web properties to deliver our services, Music Trivia and RingtoneChannel. This current period service mix is much more diversified than our business in the year ago period, which consisted of only our Music Trivia and RingtoneChannel services.

Cost of Sales

	Nine months ended September 30,		Percent
	2007	2006	Change

Cost of sales	$3,626,000	$341,000	963%

Cost of sales increased 963% to $3,626,000 for the nine months ended September 30, 2007, from $341,000 for the nine months ended September 30, 2006. The increase in cost of sales year-over-year is due to White Label sales in the nine months ended September 30, 2007, which did not exist in the prior period. White Label sales have a significant cost of sales component because they involve revenue share arrangements with our White Label partners. The increase in cost of sales is also due to other cost of sales components which we did not incur in the comparison period, including Bid4Prizes auction giveaways. Generally higher sales activity and higher subscriber volumes for the period ended September 30, 2007 also contributed to higher cost of sales as a result of higher hosting and licensing fees, when compared to the level of activity for the period ended September 30, 2006.

New Motion, Inc.
Management’s Discussion and Analysis

Gross Profit

	Nine months ended September 30,		Percent
	2007	2006	Change

Gross profit	$19,405,000	$12,202,000	59%

Gross profit increased 59% to $19,405,000 for the nine months ended September 30, 2007, from $12,202,000 for the nine months ended September 30, 2006. Our gross margin decreased to 84% for the nine months ended September 30, 2007, from 97% for the nine months ended September 30, 2006. The decrease in our gross margin year-over-year is due to sales of our lower margin White Label services, which began in earnest in the second quarter of 2007 and has continued through the third quarter of 2007, compared to no White Label sales in the comparative period, as well as the presence of other cost of sales components in the third quarter that did not exist a year ago.

Selling and Marketing Expense

	Nine months ended September 30,		Percent
	2007	2006	Change

Selling and marketing	$15,325,000	$6,899,000	122%

Selling and marketing expense increased 122% to $15,325,000 for the nine months ended September 30, 2007, from $6,899,000 for the nine months ended September 30, 2006. As a percentage of net sales, selling and marketing expense increased to 67% for the nine months ended September 30, 2007, compared to 55% for the nine months ended September 30, 2006. The absolute increase in selling and marketing expense on a year-over-year basis is due to our customer acquisition activities. For the nine months ended September 30, 2007, approximately $8 million, or 52%, of our selling and marketing expense was attributable to Traffix, compared to zero in the year ago period. On September 26, 2007, we entered into a merger agreement with Traffix. Please see Note 3, “Merger with Traffix,” in our Unaudited Consolidated Notes to Financial Statements for more information.

General and Administrative Expense

	Nine months ended September 30,		Percent
	2007	2006	Change

General and administrative	$8,429,000	$3,034,000	178%

General and administrative expense increased 178% to $8,429,000 for the nine months ended September 30, 2007, from $3,034,000 for the nine months ended September 30, 2006. As a percentage of net sales, general and administrative expense increased to 37% for the nine months ended September 30, 2007 compared to 24% for the nine months ended September 30, 2006. Although all categories of general and administrative expense increased in the current period, the most prominent drivers of this year-over-year increase in general and administrative expense include a $1.3 million, or 214%, increase in consulting and professional services, and a $2 million, or 141% increase in payroll expense, excluding stock based compensation expense. These higher expenses are due to our greater level of sales and operational activity and are also the result of expenses associated with our public company status. We also recorded $884,000 of stock compensation expense, including amortization of restricted stock grants, for the nine months ended September 30, 2007.

New Motion, Inc.
Management’s Discussion and Analysis

Income (Loss) Before Provision (Benefit) for Income Taxes

	Nine months ended September 30,		Percent
	2007	2006	Change

Income (loss) before provision (benefit) for income taxes	$(4,028,000)	$2,041,000	(297)%

Income (loss) before provision (benefit) for income taxes decreased 297% to a loss of $4,028,000 for the nine months ended September 30, 2007, from income of $2,041,000 for the nine months ended September 30, 2006. . Our income (loss) before provision (benefit) for income taxes margin decreased to negative 17% for the nine months ended September 30, 2007 compared to 16% for the nine months ended September 30, 2006. The expansion in our pretax loss is a result of higher levels of selling and marketing expense and general and administrative expense, offset by an increase in net sales, as described above.

Net Income (Loss)

	Nine months ended September 30,		Percent
	2007	2006	Change

Net income (loss)	$(3,208,000)	$1,074,000	(399)%

Net income (loss) decreased 399% to a loss of $3,208,000 for the nine months ended September 30, 2007, from net income of $1,074,000 for the nine months ended September 30, 2006. Our net income (loss) margin decreased to negative 14% for the nine months ended September 30, 2007 compared to 9% for the nine months ended September 30, 2006. Our income tax benefit was $1,111,000 for the nine months ended September 30, 2007, compared to a provision for income taxes of $967,000 for the nine months ended September 30, 2006. Minority interest of $291,000 for the nine months ended September 30, 2007 represents the change in our joint venture partner’s claim on MEC’s net tangible assets during the period ended September 30, 2007. On a per share basis, basic and diluted net income (loss) per share decreased to a loss of $0.29 per share for the nine months ended September 30, 2007, compared to basic and diluted net income of $0.15 and $0.13 per share for the nine months ended September 30, 2006, respectively.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of approximately $12,991,000 and a working capital balance of approximately $15,084,000. As of December 31, 2006, we had cash and cash equivalents of approximately $544,000 and a working capital balance of approximately $694,000. Our positive cash balance results primarily from financing activities. In the first quarter of 2007, we received gross proceeds of $20 million from the sale of capital stock to institutional investors and other accredited investors.

We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. In order to expand and improve our operating and management infrastructure, we expect to incur approximately $200,000 of expenses over the next twelve months relating to improving our internal controls and procedures, which includes expenses related to training and hiring additional staff, implementing a new accounting system and consulting fees relating to Sarbanes-Oxley Act compliance. The extent of our future capital requirements will depend on many factors, including our results of operations. If our cash from operations is less than anticipated or our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional technologies, we may need to raise additional debt or equity financing. We are continually evaluating various financing strategies to be used to expand our business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. The inability to obtain additional debt or equity financing, if required, could have a material adverse effect on our operations.

New Motion, Inc.
Management’s Discussion and Analysis

Cash Flows

We currently satisfy our working capital requirements primarily through the issuance of debt and equity securities, supplemented by cash from operations. Cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2006 and 2007 are summarized in the following table:

	Nine Months Ended September 30,
	2007	2006
Operating Activities	$(3,124,000)	$282,000
Investing Activities	(1,902,000)	(24,000)
Financing Activities	17,473,000	(324,000)
Net change in cash	$12,447,000	$66,000

Cash Provided By (Used In) Operating Activities

New Motion’s cash requirements are principally for working capital. For the nine months ended September 30, 2007, cash used in operating activities was $3,124,000, compared to cash provided by operating activities of $282,000 for the nine months ended September 30, 2006. Our operating cash flows result primarily from cash received from our aggregator customers, offset by cash payments we make for products and services, including sales and marketing expenses, employee compensation and consulting fees. Cash received from our aggregator customers generally corresponds to our net sales.

Cash Used In Investing Activities

For the nine months ended September 30, 2007, cash used in investing activities was $1,902,000, compared to $24,000 for the nine months ended September 30, 2006. Our investing cash flows correspond with purchases of fixed assets for cash and cash flows related to acquisitions. In the second quarter 2007, our purchase of the Katazo assets from Opera totaled $970,000 in cash. The purchase of the Mobliss assets during the nine months ended September 30, 2007, was financed through the issuance of the IVG Note. During the period ended September 30, 2007, we also made capital expenditures relating to investment in our technology infrastructure, computer equipment and furniture for new employees.

Cash Provided By (Used In) Financing Activities

For the nine months ended September 30, 2007, cash provided by financing activities was $17,473,000, compared to cash used in financing activities of $324,000 for the nine months ended September 30, 2006. Cash from financing activities result from issuances of stock, issuance and repayment of notes payable and payments on capital lease obligations.

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

New Motion, Inc.
Management’s Discussion and Analysis

In accordance with the terms of the IVG Note, on September 15, 2007, IVG converted all outstanding principal and accrued interest on the IVG Note into 172,572 shares of common stock at a conversion price of $3.44 per share, the fair market value of the Company’s stock on the date of issuance of the IVG Note. As a result of the conversion, the IVG Note has been fully extinguished and no further amount is owed to IVG.

In connection with The Mobile Entertainment Channel Corporation joint venture with IVG, we are obligated to pay the joint venture a management fee equal to the purchase price paid for hardware and software assets we acquired from IVG, or $1,080,000, for management services rendered to us by the joint venture. New Motion made an advance payment on the management fee of $500,000 on March 12, 2007, and made another, final, advance payment of $500,000 on September 4, 2007. New Motion is required to make additional quarterly management fee payments to the joint venture equal to 10% of the revenue generated from the assets New Motion acquired from IVG. As of the end of the third quarter of 2007, New Motion is evaluating services and content to be offered by MECC.

In February, 2007, New Motion Mobile completed an exchange transaction (the “Exchange”) pursuant to which it merged with a publicly traded company, MPLC, Inc., so that New Motion Mobile became a publicly traded company, trading under the ticker “MPNC” on the Over-The-Counter Bulletin Board. In connection with the Exchange, the Company raised gross proceeds of approximately $20 million in equity financing through the sale of its Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

On September 26, 2007, New Motion executed a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Traffix, Inc., a Delaware corporation (“Traffix”), and NM Merger Sub, a Delaware corporation and wholly-owned subsidiary of New Motion (“Merger Sub”), pursuant to which Merger Sub will merge with and into Traffix, the separate existence of Merger Sub shall cease, and Traffix shall continue as the surviving corporation in the merger, thus becoming a wholly-owned subsidiary of New Motion (the “Merger”). Traffix, Inc. is a premier interactive media company that develops its own content and builds Internet and mobile communities tailored to consumers specific interests and lifestyles. Traffix’s full solution marketing services delivers media, analytics and results to third parties through its four business groups: Traffix Performance Marketing, which offers marketers brand and distribution solutions via Traffix’s proprietary ad-serving optimization technology, SendTraffic, a performance focused, search engine marketing firm, Hot Rocket Marketing, an online direct-response media firm leveraging a vast online inventory across sites, networks, search engines and email, and mxFocus, a developer and distributor of content and services for mobile phones and devices.

At the effective time of the Merger, the stockholders of Traffix, and other security holders, will receive in aggregate 11,917,520 shares of New Motion common stock, including shares underlying options to purchase shares of New Motion common stock, in exchange for their shares of Traffix common stock and options to purchase shares of Traffix common stock. Based on the capitalization of both companies as of September 26, 2007, the date of the merger agreement, Traffix stockholders will receive 0.683 shares of New Motion common stock for each share of Traffix common stock. The exchange ratio and the aggregate number of shares are subject to adjustment as provided in the Merger Agreement if certain contingent matters are not resolved in accordance with the requirements and conditions referenced in the Merger Agreement. Under the terms of the Merger Agreement, each outstanding stock option to purchase shares of Traffix common stock will convert into and become an option to purchase common stock of New Motion upon the same terms and conditions as the outstanding options, except that the number of shares for which the new option may be exercised and the exercise price of the new option will be adjusted consistent with the applicable exchange ratio in the Merger. It is the intent of the parties that the aggregate Merger Consideration, together with the shares of New Motion’s common stock to be issued to holders of Traffix options upon their exercise, at the effective time of the Merger, will constitute approximately 45% of the shares of New Motion’s capital stock outstanding immediately after the Merger on a fully diluted basis, assuming the exercise of all of New Motion’s outstanding options and warrants and settlement of certain contingent matters described in the Merger Agreement. Subject to satisfaction of all closing conditions, the merger is expected to close during the first quarter of 2008.

New Motion, Inc.
Management’s Discussion and Analysis

Contractual Obligations and Off Balance Sheet Arrangements

At September 30, 2007 and September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following table shows our future commitments for future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year and future commitments under employment agreements:
	Operating Leases	Employment Agreements	Total Contractual Obligations
2007	$380,000	$1,678,000	$2,058,000
2008	277,000	1,231,000	1,508,000
2009	15,000	564,000	579,000
	$672,000	$3,473,000	$4,145,000

Due to the payment terms of the carriers requiring in excess of 60 days from the date of billing or sale, New Motion utilizes factoring facilities offered by its aggregators. This factoring feature allows for payment of 70% of the prior month’s billings 15 to 20 days after the end of the month. For this feature, New Motion pays an additional fee of 2.5% to 5% of the amount factored. For the three months ended September 30, 2007, the gross amount of invoices subject to factoring totals approximately $10,465,000. The total factored amount of these invoices equals approximately $7,187,000. As of September 30, 2007, New Motion had reserves and allowances of approximately $823,000 against these factored amounts. This compares to $6,146,000 of gross invoices subject to factoring for the three months ended September 30, 2006, of which the total factored amount of these invoices equaled approximately $3,902,000, This factoring facility is offered on a recourse basis. Gross sales for each month are reported net of any of these factoring fees. We continually evaluate the best use of our cash assets relating to our factoring facility or to alternative uses of cash, such as enhancing our infrastructure and making selective acquisitions.

Cautionary Statements and Risk Factors

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements.

New Motion, Inc.
Management’s Discussion and Analysis

Risks Relating to Our Business

New Motion has a limited operating history in an emerging market, which may make it difficult to evaluate the company's business.

New Motion was incorporated in March 2005 and immediately began offering entertainment products and services directly to consumers through the transfer of the RingtoneChannel Pty Limited ("RingtoneChannel") business to the company. These services and products are billed through wireless carriers to their subscribers. Accordingly, New Motion has a limited history of generating revenues, and its future revenue and income potential business is uncertain. As a result of New Motion's short operating history in the emerging mobile entertainment industry, it has limited financial data that you can use to evaluate its business. Any evaluation of New Motion's business and its prospects must be considered in light of its limited operating history and the risks and uncertainties often encountered by companies in New Motion's stage of development. Some of these risks and uncertainties relate to the company's ability to do the following:

- maintain and develop new wireless carrier and billing aggregator relationships upon which the company's business currently depends;
- respond effectively to competitive pressures;
- increase brand awareness and consumer recognition;
- attract and retain qualified management and employees;
- continue to upgrade its technology;
- continue to upgrade its information processing systems;
- continue to develop and source high-quality mobile content that achieves significant market acceptance;
- maintain and grow its off-deck distribution, including through its web sites and third-party direct-to-consumer distributors; and
- execute its business and marketing strategies successfully.

If New Motion is unable to address these risks, its operating results may not meet the expectations of investors, which would likely cause the price of its common stock to decline.

New Motion's business currently relies on wireless carriers and aggregators to facilitate billing and collections in connection with its entertainment products sold and services rendered, and the loss of, or a material change in, any of these relationships could materially and adversely affect New Motion's business, operating results and financial condition.

New Motion currently generates, and it expects to continue to generate, the majority of its revenues from the sale of its products and services directly to consumers which are billed through wireless aggregators and carriers. For the fiscal year ended December 31, 2006, New Motion billed approximately 60% of its revenue through aggregation services provided by Goldpocket Wireless, Inc. ("Goldpocket Wireless"), now known as Motricity, and 34% of its revenue through its aggregator Mobile Messenger Pty Ltd ("Mobile Messenger"). In 2005, New Motion billed approximately 78% of its revenue with Buongiorno USA, Inc. ("Buongiorno") and approximately 22% of its revenue through its aggregator Mobile Messenger. Through the third quarter of 2007, New Motion billed approximately 87% of its revenue through Goldpocket Wireless and approximately 8% through Mobile Messenger. New Motion expects that it will continue to generate a significant portion of its revenues through a limited number of aggregators for the foreseeable future, although these aggregators may vary from period to period.

New Motion's aggregator agreements are not exclusive and generally have a limited term of one or two years with evergreen or automatic renewal provisions upon expiration of the initial term. These agreements set out the terms of the company's relationships with the carriers. In addition, any party can terminate these agreements early, and in some instances, without cause.

New Motion, Inc.
Management’s Discussion and Analysis

Many other factors outside New Motion's control could impair its carrier relationships, including a carrier's:

- decision to deliver New Motion's products and services to its customer base;
- decision to offer its own competing entertainment applications, products and services;
- decision to offer similar entertainment applications, products and services to its subscribers for free;
- network encountering technical problems that disrupt the delivery of or billing for the company's applications; or
- decision to increase the fees it charges to market and distribute the company's applications, thereby increasing its own revenue and decreasing New Motion's share of revenue.

If one or more of these wireless carriers decides not to offer off-deck applications, New Motion may be unable to replace the revenue source with an acceptable alternative, causing it to lose access to the subscribers covered by that wireless carrier, which could materially harm its business, operating results and financial condition. The off-deck arena refers primarily to services delivered through the Internet, which is independent of the carriers.

The markets in which New Motion operates are highly competitive and many of its competitors have greater resources than New Motion does.

The development, distribution and sale of wireless entertainment applications is a highly competitive business. New Motion competes primarily on the basis of marketing acquisition cost, brand awareness, and carrier and distribution breadth. New Motion also competes for experienced and talented employees.

Currently, New Motion considers its primary competitors to be Jamster, Buongiorno, Flycell, Playphone, Fun Mobile, Thumbplay and Dada Mobile. In the future, likely competitors may include other major media companies, traditional video game publishers, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. Wireless carriers may also decide to develop and distribute their own similar wireless entertainment applications, products and services and as such they might refuse to distribute some or all of New Motion's applications or may deny New Motion access to all or part of their networks. Some of New Motion's competitors' advantages include the following:

- substantially greater revenues and financial resources;
- stronger brand names and consumer recognition;
- the capacity to leverage their marketing expenditures across a broader portfolio of wireless and non-wireless products;
- pre-existing relationships with brand holders;
- more resources to make acquisitions; and
- broader geographic presence.

If New Motion is not as successful as its competitors in its target markets, New Motion's sales could decline, its margins could be negatively impacted and it could lose market share, any of which could materially harm its business.

New Motion's success depends on its ability to develop new applications products and services that its customers will continue to buy.

New Motion's success depends on providing applications, products and services that offer its customers a high-quality entertainment experience. New Motion must continue to invest significant resources in research and development to enhance its offering of wireless applications and introduce new applications that its customers will continue to buy. New Motion's operating results would suffer if its applications are not responsive to the preferences of its customers or are not effectively brought to market.

New Motion, Inc.
Management’s Discussion and Analysis

The planned timing or introduction of new applications is subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution, carrier approval, or other problems could delay or prevent the introduction of new applications, which could result in a loss of, or delay in, revenues or damage to New Motion's reputation and brand. If any of New Motion's applications are introduced with defects, errors or failures, it could experience decreased sales, loss of customers and damage to its reputation and brand. In addition, new applications may not achieve sufficient market acceptance to offset the costs of development. New Motion's success depends, in part, on unpredictable and volatile factors beyond its control, including customer preferences, competing applications and the availability of other entertainment activities. A shift in mobile phone usage or the entertainment preferences of its customers could cause a decline in New Motion's applications' popularity that could materially reduce its revenues and harm its business.

New Motion continuously develops and introduces new applications for use on next-generation mobile phones. New Motion must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new mobile phone model. New mobile phone models for which the company is developing applications may be delayed, may not be commercially successful, may have a shorter life cycle than anticipated or may not be adequately promoted by wireless carriers or the mobile phone manufacturer. If the mobile phone models for which New Motion is developing applications are not released when expected or do not achieve broad market penetration, New Motion's potential revenues will be limited and its business will suffer.

New Motion depends on a limited number of applications, products and services for a significant portion of its revenue.

New Motion derives a significant portion of its revenue from a limited number of applications. In fiscal 2005 and 2006, the company generated approximately 67% and 26%, respectively, of its revenue from its Ringtone applications and approximately 33% and 70%, respectively of its revenues from its Trivia applications. As a percentage of New Motion's net revenue for the three months ended September 30, 2007, Bid4Prizes generated approximately 61% of the company's net revenue, Gator Arcade 15%, RingtoneChannel and Trivia services 13%, and White Label services 6%. The remaining 5% of New Motion's revenue for the three months ended September 30, 2007 was generated from several smaller sources. New Motion expects to continue to derive a substantial portion of its revenues from Bid4Prizes, Gator Arcade and Ringtone and Trivia applications and a limited number of other applications in the foreseeable future. Due to this dependence on a limited number of applications, the failure to achieve anticipated results with any one of these key applications may harm the company's business. Additionally, if New Motion cannot develop new applications that are as successful as its Bid4Prizes application, its future revenues could be limited and its business will suffer.

New Motion faces challenges in managing the rapid growth of its business.

New Motion has experienced, and continues to experience, rapid growth in its business. This growth has placed, and may continue to place, significant demands on its management and its operational and financial infrastructure. To manage New Motion's growth effectively, it must continue to improve and enhance its operational, financial and management controls in order to maintain efficiency and innovation in its growing organization. New Motion must also enhance its reporting systems and procedures to ensure timely and accurate periodic public disclosure of its operations and it will need to hire additional personnel. These system enhancements and improvements will require significant expenditures and allocation of valuable management resources. If New Motion fails to maintain the efficiency of its organization as it grows, its profit margins will decline and its earnings could be materially diminished.

New Motion, Inc.
Management’s Discussion and Analysis

In order to meet competitive challenges or take advantage of market opportunities, New Motion may expand its technology, sales, administrative and marketing organizations. Any growth in or expansion of New Motion's business is likely to continue to place a strain on its management and administrative resources, infrastructure and systems. As with other growing businesses, New Motion expects that it will need to further refine and expand its business development capabilities, its systems and processes and its access to financing sources. New Motion also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention.

If New Motion fails to deliver its applications to correspond with the commercial introduction of new mobile phone models, its sales may suffer.

New Motion's business is tied, in part, to the commercial introduction of new mobile phone models with enhanced features, including color screens and greater processing power. Many new mobile phone models are released in the final quarter of the year to coincide with the holiday shopping season. New Motion cannot control the timing of these mobile phone launches. Some of New Motion's customers download its applications soon after they purchase their new mobile phones in order to experience the new features of those phones. If New Motion misses the opportunity to sell applications when its customers upgrade to a new mobile phone due to application launch delays, its sales may suffer. In addition, if New Motion misses the key holiday selling period, either because the introduction of a new mobile phone model is delayed or New Motion does not successfully deploy its applications in time for the holiday selling season, New Motion's sales may suffer.

New Motion's business and growth may suffer if it is unable to hire and retain key personnel who are in high demand.

New Motion depends on the continued contributions of its senior management and other key personnel, many of whom may be difficult to replace. In particular, New Motion is dependant on the continued service of Burton Katz, its Chief Executive Officer. The loss of the services of any of its executive officers or other key employees could harm its business. New Motion's future success also depends on its ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. Qualified individuals are in high demand, and New Motion may incur significant costs to attract them. If New Motion is unable to attract or retain the personnel it needs to succeed, its business may suffer.

Many of New Motion's senior management personnel and other key employees have become, or will soon become, substantially vested in their initial stock option grants. Employees may be more likely to leave if their owned shares or the shares underlying their options have significantly appreciated in value relative to the original purchase price of the shares or the option exercise price.

New Motion's financial results could vary significantly from quarter to quarter and are difficult to predict.

New Motion's revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of its control. As a result, comparing New Motion's operating results on a period-to-period basis may not be meaningful. In addition, New Motion may not be able to predict its future revenues or results of operations. New Motion bases its current and future expense levels on its internal operating plans and sales forecasts, and its operating costs are to a large extent fixed. As a result, New Motion may not be able to reduce its costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Products and carrier relationships may represent meaningful portions of its revenues and net income in any quarter. In addition, any payments due to New Motion from carriers may be delayed because of changes or issues with those carriers' processes.

In addition to other risk factors discussed in this section, factors that may contribute to the variability of New Motion's quarterly results include:

New Motion, Inc.
Management’s Discussion and Analysis

- the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;
- changes in pricing policies by the company, its competitors or its carriers and other distributors;
- changes in the mix of original and licensed content, which have varying gross margins;
- the timing of successful mobile handset launches;
- fluctuations in the size and rate of growth of overall consumer demand for mobile related content;
- strategic decisions by the company or its competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
- charges related to the company's acquisition of assets;
- accounting rules governing recognition of revenue;
- the timing of compensation expense associated with equity compensation grants; and
- decisions by the company to incur additional expenses, such as increases in marketing or research and development.

As a result of these and other factors, New Motion's operating results may not meet the expectations of investors or public market analysts who choose to follow the company. Failure to meet market expectations could result in decreases in the trading price of the company's common stock.

Wireless communications technology is changing rapidly, and New Motion may not be successful in working with these new technologies.

Wireless network and mobile phone technologies are undergoing rapid innovation. New mobile phones with more advanced processors and supporting advanced programming languages continue to be introduced in the market. New Motion has no control over the demand for, or success of, these products. However, if New Motion fails to anticipate and adapt to these and other technological changes, the company's market share and its operating results may suffer. New Motion's future success will depend on its ability to adapt to rapidly changing technologies, develop applications to accommodate evolving industry standards and improve the performance and reliability of its applications. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt New Motion's entertainment applications.

The markets for New Motion's applications, products and services are also characterized by frequent new mobile phone model introductions and shortening mobile phone model life cycles. The development of new, technologically advanced applications to match the advancements in mobile phone technology is a complex process requiring significant research and development expense, as well as the accurate anticipation of technological and market trends. As the life cycle of mobile phone models and other wireless devices shortens, New Motion will be required to develop and adapt its existing applications and create new applications more quickly. These efforts may not be successful. Any failure or delay in anticipating technological advances or developing and marketing new applications that respond to any significant change in technology or customer demand could limit the available channels for New Motion's applications and limit or reduce the company's sales.

New Motion's success depends on the continuing adoption of entertainment applications by wireless subscribers.

New Motion operates in a developing industry. Currently, only a limited number of wireless subscribers download entertainment applications, products and services to their mobile phones. New Motion's success depends on growth in the number of wireless subscribers who use their mobile phones to access data services and, in particular, entertainment applications, products and services. If this market does not continue to grow or New Motion is unable to acquire new customers, its business growth, operating results and financial condition could be materially and adversely affected.

New Motion, Inc.
Management’s Discussion and Analysis

Changes in government regulation of the media and wireless communications industries may adversely affect New Motion's business.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere which could restrict the media and wireless communications industries, including laws and regulations relating to customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as New Motion's which conduct business through wireless carriers. In particular, changes in marketing guidelines and other requirements and regulations imposed by regulatory agencies, the Federal Communications Commission and industry associations, which fundamentally change the manner in which New Motion currently markets and sells its products and services, could have a material adverse effect on New Motion's ability to acquire and retain customers. Additionally, changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce New Motion's ability to increase or maintain sales of its products and services.

A decline in, or limitation on, the use of mobile phones would negatively impact New Motion's business.

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

Legislation has also been proposed in the U.S. Congress and by many states and municipalities to restrict or prohibit the use of mobile phones while driving motor vehicles. Some states and municipalities in the United States have already passed laws restricting the use of mobile phones while driving, and similar laws have been enacted in other countries. These laws and other potential laws prohibiting or restricting the use of mobile phones could reduce demand for mobile phones generally and, accordingly, the demand for New Motion's applications, which could reduce the company's ability to increase or maintain sales of its applications.

A number of studies have examined the health effects of mobile phone use and the results of some of the studies have been interpreted as evidence that mobile phone use causes adverse health effects. The establishment of a link between the use of mobile phone services and health problems, and any media reports suggesting such a link, could reduce demand for mobile phones and, accordingly, the demand for New Motion's applications.

New Motion's business depends on the growth and maintenance of wireless communications infrastructure.

New Motion's success will depend on the continued growth and maintenance of wireless communications infrastructure in the United States and around the world. This includes deployment and maintenance of reliable next-generation digital networks with the necessary speed, data capacity and security for providing reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of customers continues to increase, or if existing or future customers increase their bandwidth requirements. In addition, viruses, worms and similar break-ins and disruptions from illicit code or unauthorized tampering may harm the performance of wireless communications. If a well-publicized breach of security were to occur, general mobile phone usage could decline, which could reduce the demand for and use of New Motion's applications. Wireless communications experience a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as New Motion's ability to distribute its applications successfully.

New Motion, Inc.
Management’s Discussion and Analysis

The liquidity of New Motion's common stock is affected by its limited trading market.

Bid and ask prices for shares of New Motion's common stock are currently quoted on the OTC Bulletin Board under the symbol NWMO. There is currently no broadly followed, established trading market for New Motion's common stock. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of New Motion's common stock. As a result of the lack of trading activity, the quoted price for New Motion's common stock on the OTCBB is not necessarily a reliable indicator of its fair market value.

Substantial future sales of New Motion's common stock in the public market could cause its stock price to fall.

Upon the effectiveness of our registration statement on Form S-4 and on Form SB-2, and any others that New Motion may file with respect to the resale of shares held by certain stockholders, a significant number of the company's shares of common stock may become eligible for sale. Sales of a significant number of shares of the company's common stock in the open market could harm the market price of the company's common stock. A reduced market price for New Motion's shares could make it more difficult to raise funds through future offering of common stock.

Moreover, as additional shares of New Motion's common stock become available for resale in the open market (including shares issued upon the exercise of New Motion's outstanding warrants and options), the supply of New Motion's publicly traded shares will increase, which could decrease New Motion's stock price.

Some of New Motion's shares may also be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for New Motion's shares. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market shares up to an amount equal to 1% of the outstanding shares.

The requirements of the Sarbanes-Oxley act, including section 404, are burdensome, and New Motion's failure to comply with them could have a material adverse affect on the company's business and stock price.

Effective internal control over financial reporting is necessary for New Motion to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires New Motion to evaluate and report on its internal control over financial reporting beginning with the company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. New Motion's independent registered public accounting firm will need to annually attest to the company's evaluation, and issue their own opinion on the company's internal control over financial reporting beginning with the company's Annual Report on Form 10-KSB for the fiscal year ending December 31, 2008. New Motion plans to prepare for compliance with Section 404 by strengthening, assessing and testing its systems of internal control over financial reporting to provide the basis for its report. The process of strengthening New Motion's internal control over financial reporting and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that New Motion has not yet undertaken any substantial efforts to comply with the requirements of Section 404. New Motion cannot be certain that the measures it is and will undertake will ensure that the company will maintain adequate controls over its financial processes and reporting in the future. Furthermore, if New Motion is able to rapidly grow its business, the internal controls over financial reporting that the company will need will become more complex, and significantly more resources will be required to ensure that its internal controls over financial reporting remain effective. The internal control over financial reporting that New Motion will need will become more complex, and more resources will be required to ensure that these controls remain effective, after the completion of the proposed merger with Traffix. Failure to implement required controls, or difficulties encountered in their implementation, could harm New Motion's operating results or cause the company to fail to meet its reporting obligations. If New Motion or its auditors discover a material weakness in the company's internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in New Motion's financial statements and harm the company's stock price. In addition, non-compliance with Section 404 could subject the company to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in the company's common stock, which would further reduce the company's stock price.

New Motion, Inc.
Management’s Discussion and Analysis

New Motion does not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of New Motion's common stock.

New Motion currently intends to retain any future earnings to support the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. New Motion's payment of any future dividends will be at the discretion of the company's board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that the company may be a party to at the time. To the extent the company does not pay dividends, its stock may be less valuable because a return on investment will only occur if and to the extent the company's stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of the company's stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase New Motion's common stock.

New Motion's officers, directors and principal stockholders can exert significant influence over the company and may make decisions that are not in the best interests of all stockholders.

Collectively, New Motion's officers, directors and principal stockholders (greater than 5% stockholders) beneficially own approximately 88% of the company's outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of New Motion's common stock could have the effect of delaying or preventing a change of control of the company or otherwise discouraging or prevent a potential acquirer from attempting to obtain control of the company. This, in turn, could have a negative effect on the market price of the company's common stock. It could also prevent New Motion's stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with New Motion's interests or the interests of other stockholders, and accordingly, they could cause the company to enter into transactions or agreements that it would not otherwise consider.

Anti-takeover provisions may limit the ability of another party to acquire New Motion, which could cause the Company's stock price to decline.

New Motion's restated certificate of incorporation, as amended, its bylaws and Delaware law contain provisions that could discourage, delay or prevent a third party from acquiring New Motion, even if doing so may be beneficial to New Motion's stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of New Motion’s common stock.

Risks Relating to the Merger with Traffix

Uncertainty about the Merger and diversion of management could harm us, whether or not the Merger is completed.

In response to the announcement of the Merger, our existing customers and suppliers may delay or defer their purchasing or other decisions concerning us, or they may seek to change their existing business relationship. In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the Merger will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships.

New Motion, Inc.
Management’s Discussion and Analysis

Failure to complete the Merger could adversely affect our stock prices and our future business and financial results.

Completion of the Merger is conditioned upon the approval of our stockholders as well as the stockholders of Traffix. There is no assurance that we will receive the necessary approvals or satisfy the other conditions to the completion of the Merger. Failure to complete the proposed Merger would prevent us from realizing the anticipated benefits of the Merger. We will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the market price of our common stock may reflect various market assumptions as to whether the Merger will occur. Consequently, the completion of, or failure to complete, the Merger could result in a significant change in the market price of our common stock.

Because certain of our directors and executive officers and of Traffix have interests in seeing the Merger completed that are different than those of the other stockholders of the two companies, these persons may have conflicts of interest in recommending that the stockholders of the two companies vote to approve the Merger Agreement.

Certain directors of the two companies have arrangements or other interests that provide them with interests in the Merger that are different than those of other stockholders. For example, Burton Katz, our CEO, who is also a director of the company, will, pursuant to the Merger Agreement, keep that title with the combined company and will remain on the board of directors of the combined company; Andrew Stollman, Traffix's President and a director of Traffix, will become the President of the combined company; and Jeffrey Schwartz, Traffix's CEO and a director of Traffix, will receive a severance payment of $1.5 million and a new consulting agreement providing for a term of two years. In addition, up to three current Traffix directors and up to four current New Motion directors may serve on the combined company’s board. While other current directors of the two companies will not become directors of the combined company after the Merger, New Motion will indemnify and maintain liability insurance for each of the directors’ services as directors before the Merger. As a result of these interests, these directors and officers could be more likely to recommend a vote in favor of approval of the Merger and adoption of the Merger Agreement than if they did not hold these interests, and may have reasons for doing so that are different than the interests of other stockholders of the two companies.

The trading price of shares of our common stock after the Merger may be affected by factors different from those affecting the price of shares of our common stock or shares of Traffix's common stock before the Merger.

New Motion, Inc.
Management’s Discussion and Analysis

If we complete the Merger, holders of Traffix's common stock will become holders of our common stock. Our results of operations, as well as the trading price of our common stock, after the Merger may be affected by factors different from those currently affecting our results or Traffix's results of operations and the trading price of our common stock.

The issuance of shares of our common stock to Traffix stockholders in the merger will substantially reduce the percentage interests of New Motion stockholders.

If the merger is completed, we will issue up to approximately 11.9 million shares of our common stock in the merger. Based on the number of shares of our common stock and Traffix’s common stock outstanding on September 26, 2007, Traffix stockholders before the merger will own, in the aggregate, approximately 45% of the fully diluted shares of common stock immediately after the merger. The issuance of shares of our common stock to Traffix stockholders in the merger and to holders of assumed options to acquire shares of Traffix common stock will cause a significant reduction in the relative percentage interest of our current stockholders in earnings, voting, liquidation value and book and market value.

Any delay in completion of the merger may significantly reduce the benefits expected to be obtained from the merger.

In addition to stockholder approval, the merger is subject to a number of other conditions beyond the control of the companies that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required approvals could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger may significantly reduce the synergies and other benefits that we and Traffix expect to achieve if we successfully complete the merger within the expected timeframe and integrate our respective businesses.

The merger agreement contains provisions that could discourage a potential competing acquiror that might be willing to pay more to acquire Traffix or that may be willing to acquire New Motion.

The merger agreement contains “no shop” provisions that restrict New Motion’s and Traffix’s ability to solicit or facilitate proposals regarding a merger or similar transaction with another party. Further, there are only limited exceptions to our or Traffix’s agreement that our respective board of directors will not withdraw or adversely qualify their recommendation regarding the merger agreement. Although the boards of each company are permitted to terminate the merger agreement in response to a superior proposal if they determine that a failure to do so would be inconsistent with their fiduciary duties, its doing so would entitle the other party to collect a termination fee of up to $4 million. These provisions could discourage a potential competing acquiror from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher value than that proposed to be paid in the merger, or might result in a potential competing acquiror proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee.

We expect to record a significant amount of goodwill and other intangible assets in connection with the merger, which may result in significant future charges against earnings if the goodwill and other intangible assets become impaired.

In connection with the accounting for the merger, we expect to allocate a large portion of the purchase price paid in the merger to goodwill and other intangible assets, and so we expect to record a significant amount of goodwill and other intangible assets. Under SFAS No. 142, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations in future periods.

The share prices of our common stock during the period beginning two days before and ending two days after September 26, 2007, the day before the merger agreement was announced, were used to calculate the total purchase price and the amount of goodwill recorded in connection with the merger. Because an active trading market for our common stock currently does not exist, the quoted prices of our common stock on the OTC Bulletin Board may not be a reliable indicator of its fair market value. Following the merger, the price of our common stock may decline significantly resulting in an impairment of goodwill and other intangible assets. This could cause us to incur significant future charges against earnings, which could materially reduce our earnings and harm our business.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Members of the Company's management, including our Chief Executive Officer, Burton Katz, and Chief Financial Officer, Allan Legator, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Katz and Legator concluded that our disclosure controls and procedures were effective as of September 30, 2007, the end of the period covered by this report.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger. Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 00-51353) filed with the Commission on September 27, 2007.
2.1.1
Letter agreement dated October 15, 2007 by and among New Motion, Inc., a Delaware corporation,
Traffix, Inc., a Delaware corporation, and NM Merger Sub, a Delaware corporation. Incorporated by reference to Exhibit 2.1.1 to the Registrant’s Form 8-K (File No. 00-51353) filed with the Commission on October 19, 2007.

2.3
Form of Stockholder Agreement by and between New Motion, Inc. and Jeffrey Schwartz. Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K (File No. 00-51353) filed with the Commission on September 27, 2007.

2.4
Form of Stockholder Agreement by and between New Motion, Inc. and Andrew Stollman. Incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K (File No. 00-51353) filed with the Commission on September 27, 2007.

10.1
Executive Employment Agreement, dated August 20, 2007 by and between New Motion, Inc. and Susan Swenson. Incorporated by reference to Exhibit 10.16 to the Registrant’s Form S-4 (File No. 333-147131) filed with the Commission on November 2, 2007.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	*

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 14, 2007

BY:	/s/ Allan Legator
Allan Legator
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger. Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 00-51353) filed with the Commission on September 27, 2007.
2.1.1
Letter agreement dated October 15, 2007 by and among New Motion, Inc., a Delaware corporation,
Traffix, Inc., a Delaware corporation, and NM Merger Sub, a Delaware corporation. Incorporated by reference to Exhibit 2.1.1 to the Registrant’s Form 8-K (File No. 00-51353) filed with the Commission on October 19, 2007.

2.3
Form of Stockholder Agreement by and between New Motion, Inc. and Jeffrey Schwartz. Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K (File No. 00-51353) filed with the Commission on September 27, 2007.

2.4
Form of Stockholder Agreement by and between New Motion, Inc. and Andrew Stollman. Incorporated by reference to Exhibit 2.3 to the Registrant’s Form 8-K (File No. 00-51353) filed with the Commission on September 27, 2007.

10.1
Executive Employment Agreement, dated August 20, 2007 by and between New Motion, Inc. and Susan Swenson. Incorporated by reference to Exhibit 10.16 to the Registrant’s Form S-4 (File No. 333-147131) filed with the Commission on November 2, 2007.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	*

* Filed herewith.