Form 10KSB
period 2007-12-31
NEW MOTION, INC.
filed 2008-03-31
CIK 1022899

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _______________

Commission file number 001-12555
New Motion, Inc.
(name of small business issuer in its charter)
doing business as

Delaware	06-1390025
State or other jurisdiction of incorporation or organization	(I. R. S. Employer Identification No.)
42 Corporate Park, Suite 250
Irvine, CA 92606
(Address of principal executive offices and zip code)
(949) 777-3700
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $0.01 par value
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2007 were: $36,982,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed using an average of the closing bid and ask price of $4.20, as of March 20, 2007, was $53,523,000.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 20, 2008, the issuer had 22,505,542 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

Part I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections entitled “Cautionary Statements and Risk Factors,” “Management’s Discussion and Analysis” and “Description of Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources of New Motion, Inc. (“New Motion,” “Atrinsic” or the “Company”). These forward-looking statements include, without limitation, statements regarding: proposed new services; the Company’s expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for the Company’s business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:
•	our limited operating history;
•	our reliance on wireless carriers and aggregators to facilitate billing and collections;
•	the highly competitive market in which we operate;
•	our ability to develop new applications and services;
•	protection of our intellectual property rights;
•	hiring and retaining key employees;
•	successful completion, and integration of, historical and potential acquisitions;
•	increased costs and requirements as a public company; and
•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis” and “Description of Business.”

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

With respect to this discussion, the terms “we,” “us,” “our,” “New Motion”, and the “Company” refer to New Motion, Inc., a Delaware corporation and its wholly-owned subsidiaries, including New Motion Mobile, Inc. and Traffix, Inc. (“Traffix”), also Delaware corporations.

A Note Concerning Presentation

This Annual Report on Form 10-KSB contains information concerning New Motion, Inc. as it pertains to the period covered by this report – for the two years ended December 31, 2007. As a result of the acquisition of Traffix, Inc., a Delaware corporation (“Traffix”), by New Motion, Inc. on February 4, 2008 (explained herein), this Annual Report on Form 10-KSB also contains information concerning the combination of New Motion and Traffix, as of the date of this Annual Report. To assist the reader where practicable, when reference is made to New Motion, it pertains to the Company’s activities for the period covered by this including pro forma information Annual Report on Form 10-KSB and when reference is made to Atrinsic, it pertains to the current activities of the combination of New Motion and Traffix.

Overview of New Motion

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

Our business is focused on services in the following categories — digital music, casual games, interactive contests and communities and lifestyles. These service lines consist of a broad array of properties, including Bid4Prizes, a low-bid mobile auction game and GatorArcade, a premium online and mobile gaming site. Other brands include iMatchup, a mobile dating service and MP3Giveaway, a digital music site. We focus on selectively increasing our application portfolio with high-quality, innovative applications. Our growing portfolio of applications and services are based primarily on internally generated content, such as Bid4Prizes and GatorArcade. Internally generated content is responsible for the majority of our revenue. We also license some identifiable content, such as ringtones, wallpapers and images from third parties to whom we generally pay a licensing fee on a per-download basis. We generate revenue on a subscription basis. The monthly end user subscription fees for our wireless entertainment products and services generally range from $3.99 to $9.99.

Background and History of New Motion

New Motion, formerly known as MPLC, Inc., and prior to MPLC, Inc. as The Millbrook Press, Inc. was incorporated under the laws of the State of Delaware in 1994. Until 2004, the Company was a publisher of children’s nonfiction books for the school and library market and the consumer market under various imprints. As a result of market factors, and after an unsuccessful attempt to restructure its obligations out of court, on February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut (the “Bankruptcy Court”). After filing for bankruptcy, the Company sold its imprints and remaining inventory and by July 31, 2004, had paid all secured creditors 100% of amounts owed. At that point in time, the Company was a “shell” company with nominal assets and no material operations. Beginning in January 2005, after the Bankruptcy Court’s approval, all pre-petition unsecured creditors had been paid 100% of the amounts owed (or agreed) and all post petition administrative claims submitted had been paid. In December 2005, $0.464 per eligible share was available for distribution and was distributed to stockholders of record as of October 31, 2005. The bankruptcy proceedings were concluded in January 2006 and no additional claims were permitted to be filed after that date.

New Motion Mobile was formed in March 2005 and subsequently acquired the business of RingtonChannel, an Australian aggregator of ringtones in June 2005. RingtoneChannel was originally incorporated on February 23, 2004. In 2004, RingtoneChannel began to sell ringtones internationally and then launched its first ringtone subscription service in the U.S. in February 2005. In August 2005, we launched our first successful text message campaign incorporating music trivia. In March 2006, we partnered with GoldPocket Wireless, a leading provider of mobile technology solutions for media and entertainment companies, to enhance the proficiency and performance of our mobile service offerings.

On October 24, 2006, the Company and certain stockholders entered into a Common Stock Purchase Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which we agreed to redeem 23,448,870 shares of our common stock from existing stockholders and sell an aggregate of 69,750,000 shares of our common stock, representing 93% of our issued and outstanding shares of common stock, to Trinad in a private placement transaction for aggregate gross proceeds of $750,000.

On January 19, 2007, we entered into an agreement with Index Visual & Games, Ltd. (“IVG”) to purchase certain specified assets of Mobliss, a provider of proprietary applications, delivery systems, and platforms for wireless devices. In return for these assets, New Motion Mobile issued to IVG a convertible promissory note (the “IVG Note”). Mobliss has direct networking and billing connectivity with carriers for executing large-scale SMS campaigns and distributing mobile content to a wide array of mobile devices across multiple carrier networks in the U.S. and Canada. The primary strategic objective of this purchase was to allow us to more efficiently manage our business and operations by enabling us to directly bill and collect from mobile carriers, thus eliminating the fees associated with using third party billing processors and expediting the collection of open carrier receivables. This purchase is expected to enable us to better serve our customers and end users by expediting the time in which we react to changes in the marketplace. During the fourth quarter of 2007, we allocated a proportion of Cingular / AT&T new subscriber message traffic onto the acquired assets and developed technology, and we expect to continue to allocate Cingular / AT&T traffic, at a manageable rate, through this system.

Also on January 19, 2007, we entered into an agreement with IVG to create an Asian-themed mobile entertainment portal, the first major endeavor of its kind in the North American off-deck arena (“off-deck” refers primarily to services delivered through the Internet, which are independent of the carriers own product and service offers). This new direct-to-consumer service provides us with an opportunity to tap into a new market with Asian-themed content, delivering sophisticated mobile products. The joint venture was registered under the name The Mobile Entertainment Channel Corporation (“MECC”) and was established to assist us in expanding our service offerings by partnering with IVG, a leading global player in the interactive games and mobile space. As of the end of 2007, we were evaluating services and content to be offered by MECC.

In February 2007, we completed an exchange transaction (the “Exchange”) pursuant to which we merged with a publicly traded company, MPLC, Inc., so that we (New Motion Mobile) became a publicly traded company, trading under the ticker “MPNC” on the Over-The-Counter Bulletin Board. In connection with the Exchange, we raised gross proceeds of approximately $20 million in equity financing through the sale of our Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

After receiving the requisite approval of our stockholders, on May 2, 2007, we filed a certificate of amendment to our restated certificate of incorporation with the Delaware Secretary of State to (i) increase the authorized number of shares of our common stock from 75,000,000 to 100,000,000, (ii) change our corporate name to New Motion, Inc. from MPLC, Inc., and (iii) effect a 1-for-300 reverse split. In connection with these corporate actions, we also changed our ticker symbol to “NWMO.”

On April 1, 2007, we entered into a Binding Letter of Intent (the “LOI”) with Opera Telecom USA (“Opera”), pursuant to which we purchased: (1) the domain name www.katazo.com, (2) website html code and graphics, (3) access to a content management system, (4) a subscriber list, and (5) prepaid short codes. We purchased the assets for $970,000 in cash. The closing of the asset purchase occurred on May 25, 2007. We are actively operating the acquired Katazo assets and maintaining the respective websites, and are continuing to generate revenue from these assets.

In accordance with the terms of the IVG Note, on June 15, 2007, IVG converted all outstanding principal and accrued interest on the IVG Note into 172,572 shares of common stock at a conversion price of $3.44 per share, the fair market value of our stock on the date of issuance of the IVG Note.

On September 26, 2007, we executed a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Traffix and NM Merger Sub, a Delaware corporation and wholly-owned subsidiary of ours (“Merger Sub”), pursuant to which Merger Sub would merge with and into Traffix, the separate existence of Merger Sub would cease, and Traffix would continue as the surviving corporation in the merger, thus becoming a wholly-owned subsidiary of ours (the “Merger”).

Traffix is a leading interactive media and marketing company that provides complete end-to-end marketing solutions for its clients who seek to increase sales and customer contact deploying the numerous facets of online marketing Traffix offers. Traffix’s clients include advertisers, direct marketers, agencies and wireless service providers. Traffix’s online marketing offers include search engine marketing, search engine optimization, email marketing, affiliate marketing, lead generation, creative support, and development and hosting solutions. Traffix owns and operates customized websites, hosted and third-party web pages, and email marketing platforms to facilitate consumer interaction with, and transactions for, its clients. Traffix generates and records revenue primarily on a performance-based model, whereby revenue is recognized upon the successful delivery of a qualifying lead, customer, survey, completed application, ultimate sale or the delivery of some other measurable marketing benefit as defined in the underlying marketing agreement. In addition to generating customers, sales and leads for its advertising clients, Traffix also uses this media platform for the promotion of its own services which include subscriptions to its online personals websites and its mobile services, under which
Traffix bills consumers directly.

On February 4, 2008, we completed the merger with Traffix, pursuant to the Merger Agreement entered into by the companies on September 26, 2007. As a result of the closing of the transaction, Traffix became our wholly owned subsidiary. Immediately following the consummation of the merger, Traffix stockholders owned approximately 45% of our capital stock, on a fully-diluted basis. Each issued and outstanding share of Traffix common stock was converted into the right to receive approximately 0.676 shares of our common stock based on the capitalization of both companies on the closing date of the merger. Effective the date of the close of the merger, we commenced trading on The NASDAQ Global Market under the symbol “NWMO.”

In February 2008, our newly comprised board of directors approved management’s combined company operating budget to assist in the integration and reorganization of the combined enterprise arising from the recently completed merger. Management intends to integrate both companies by maximizing certain operational efficiencies, while also positioning the group for sustained, profitable growth, as a leader in the mobile entertainment and performance-based online marketing industry. Also in February 2008, the board of directors unanimously approved a change in our name from New Motion, Inc. to Atrinsic, Inc. (“Atrinsic”), subject to shareholder approval.

Overview of Atrinsic

New Motion, Inc., doing business as Atrinsic, is one of the leading digital advertising and entertainment networks in the United States. Atrinsic is organized around two divisions, Networks – offering full service online marketing and distribution, and Entertainment – offering our unique content direct to users. Atrinsic brings together the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies, creating a fully integrated vehicle for both entertainment content and brand-based and performance advertising. Entertainment content is organized into four strategic services – digital music, casual games, interactive contests, and communities and lifestyles. Brands include GatorArcade, a premium online and mobile gaming site, Bid4Prizes, a low-bid mobile auction game, and iMatchUp, one of the first integrated web-mobile dating services. Feature-rich advertising services include a mobile ad network, extensive search capabilities, e-mail marketing, one of the largest and growing publisher networks, and proprietary entertainment content. Headed by a team of Internet, new media, entertainment and technology professionals, Atrinsic is headquartered in New York with offices in Irvine, CA, Seattle, WA, and Moncton, Canada.

The Business of Atrinsic

Our business model is focused on utilizing Internet media and the latest in mobile entertainment to generate revenue through premium billed subscriptions and online advertising. As a result of the combination of New Motion, a mobile entertainment company, and Traffix, a performance-based online marketing company, we are positioned to leverage the growing convergence trend of online and mobile media and to vertically integrate the marketing and distribution activities of Traffix with the subscription-based business of New Motion.

Atrinsic Networks offers a mobile and online advertising platform. This performance network offers access to customers through search, affiliate marketing, mobile advertising, email and highly targeted display advertising – all of which allows us to provide added value to advertisers and publishers. Atrinsic Entertainment combines Traffix’s content and promotional online assets with New Motion’s successful site and product portfolio. These online and mobile entertainment products are organized around our four strategic service lines, digital music, casual games, interactive content and communities and lifestyles. We expect to continue to expand our portfolio of products, services and websites and to improve the quantity and quality of the content accessed by users and subscribers by incorporating best practices across our entire portfolio of products.

Atrinsic Networks - Full Service Online Marketing and Distribution

Our online marketing and distribution assets provide customers with a full range of marketing alternatives, which includes our wholly owned content network, affiliate marketing services, search engine marketing and optimization and list management – for both email and mobile mediums.

Our wholly owned content network comprises a portfolio of content driven web properties across a range of categories including music, games, lifestyle and interactive contests.

Our affiliate marketing service comprises an online marketplace of more than 6,000 independent publishers who distribute internal and third party offers. The affiliate marketing group manages the online marketing mix for clients on a pay for performance basis via display advertisements and lead generation across a diverse set of industry verticals. The growth in our affiliate marketing activities has been driven by advertiser demand for measurable results.

We offer search engine marketing services, as well as offering search engine optimization, giving clients access to organic search engine results, which is one of the most popular mediums on which to advertise websites.

Our list management service includes targeted access to both email addresses and mobile phone numbers. Through online registrations, we capture email and cell phone addresses on free and paid for websites, which allows us to aggregate a large amount of email and mobile data. In addition to utilizing these lists for internal direct to consumer offers, we serve clients through our list management business.

Atrinsic Entertainment - Direct to Consumer Product

We have a diverse portfolio of products and sites promoted as “direct to consumer” and centered around four key areas: interactive contests; casual games; communities and lifestyles; and digital music. We are focused on selectively increasing our services portfolio with high-quality, innovative applications. This growing portfolio of mobile entertainment and Internet media services are based primarily on internally generated content, augmented by licensed identifiable content, such as games, ringtones, wallpapers and images from third parties to whom we pay a licensing fee, generally on a per-download basis. The monthly end user subscription fees for our wireless entertainment products and services generally range from $3.99 to $9.99.

Our primary interactive contests product is Bid4Prizes, a low-bid mobile auction game. According to Nielsen Mobile’s Premium SMS Report, Bid4Prizes accounted for 50% of the total revenue in the entire U.S. Premium SMS market in the third quarter of 2007. Our casual games portfolio features GatorArcade and our communities and lifestyles group includes Imatchup, a growing social network destination that ties together web and mobile media with subscriptions billed to the phone. Our digital music portfolio includes MP3Giveaway and other music-centric websites.

Atrinsic’s Products and Services

Atrinsic Networks

Our online marketing and distribution assets provide customers with a full range of marketing alternatives, which includes our wholly owned content network, affiliate marketing services, search engine marketing and optimization and list management – for both email and mobile mediums.

Proprietary Content Network. We own and operate a variety of Internet websites featuring specialized content across four principal content categories: interactive contests; casual games; communities and lifestyles; and digital music. Traffic is directed to these proprietary websites through advertisements on third-party Internet media (e.g., search engines, email and banner advertisements) and through cross-marketing within Atrinsic’s own network. Visitors to a content network website are ultimately directed to the valuable and unique content which they are registering for, but during this registration process, users are given the opportunity to sign-up or submit their contact information, for other offers and for various products and services.

Each of the content sites is designed for a specific consumer interest category that we match with client advertising/promotions that are expected to appeal to such interest category. The advertisements are served across all of the network using internally developed technology that serves ads to websites using an algorithm that takes into account a number of factors, including information supplied by the visitor upon registration, and by taking into account the price paid to Atrinsic by the client for the advertisement (the higher the price the earlier the offer or advertisement is displayed to the user).

Affiliate Marketing. The affiliate marketing group manages the online marketing mix for clients on a pay for performance basis via display advertisements and lead generation across a diverse set of industry verticals. This online marketplace allows publishers and advertisers to incorporate numerous unique and exclusive deals and customized promotions. We also provide affiliate partners with detailed tracking capabilities and significant multi-level customer support services.

Search Engine Marketing. We develop and manage search engine marketing campaigns for our third party advertising clients, as well as for our own proprietary websites, promotions and offers. Using proprietary technology, we build, manage and analyze the effectiveness of hundreds of thousands of pay per click keywords in real time across each of the major search engines, like Google, Yahoo and MSN. We also perform search engine optimization services, for which advertising clients are billed a monthly retainer fee.

List Management (Email and Mobile). We rent and manage our proprietary, profiled databases. Programs can be implemented either through our numerous web properties, through email marketing, or to mobile phones. We, as a result of our regular operations, are constantly adding to our databases of unique mobile phone records and online registrations and cell phone submissions, in the process creating a substantial set of email and mobile lists that can be marketed to clients or utilized for internal marketing programs.

Atrinsic Entertainment

We have a diverse portfolio of products and sites promoted as “direct to consumer” and centered around four key areas: interactive contests; casual games; communities and lifestyles; and digital music. We are focused on selectively increasing our services portfolio with high-quality, innovative applications. This growing portfolio of mobile entertainment and Internet media services are based primarily on internally generated content, augmented by licensed identifiable content, such as games, ringtones, wallpapers and images from third parties to whom we pay a licensing fee, generally on a per-download basis. The monthly end user subscription fees for our wireless entertainment products and services generally range from $3.99 to $9.99.

Our primary interactive contests product is Bid4Prizes, a low-bid mobile auction game. The casual games portfolio features GatorArcade, a premium online and mobile gaming site. The community and lifestyle group includes Imatchup, a soon to be launched social network destination that ties together web and mobile media with subscriptions billed to the phone. Our digital music portfolio includes MP3Giveaway, a legal music download service featuring original artists, and other digital music-centric sites, including EZ-Tracks. Our four strategic product categories, along with their key product lines are detailed below:

Communities and Lifestyles. Whether it is cooking, dating, or astrology, we build the spaces where relationships happen. Our communities are themed social networking destinations, designed to connect people to other people with similar interests. This category has users who self-select themselves in, so targeting is easy and advertiser return on investment is high. Products and services include:

•
iMatchup. One of the first truly integrated web and mobile casual dating experiences, users can browse profiles and communicate both online and offline using the personal computer (“PC”) or the mobile phone, seamlessly. iMatchUp’s reduced price point, unique user rating system, and on-the-go lifestyle integration are key for capturing our target audience.

•
Recipe Rewards. Recipe Rewards is the place to find thousands of free recipes online for quick and easy meals. Users can search the Recipe Rewards database and find cooking recipes along with pictures, reviews, tips and ratings to help plan meals.

Digital Music. Everybody’s favorite tune has a home in Atrinsic’s digital music sector. One of the first formats to make the transition from web to phone, we started early on to gather one of the biggest music libraries in the digital space. All music is fully licensed and legal for download. Across this category, our products offer a selection of more than 35 genres and more than 30,000 songs. For our private label customers, our music library is customizable. Our digital music properties include:

•
EZ-Tracks. This site has a portfolio of over 30,000 licensed songs by hundreds of artists and performers, all free for download to PCs. Music is grouped into over 35 genres, including pop, rock, jazz, alternative, inspirational, folk, Latin, soul, rap, re-mixes and soundtracks. All music is available in the universally accepted MP3 format, all fully licensed and legal for download. The flexible EZ-Tracks format allows for specialty packaging of our music portfolio to reach important niche audiences.

•	MusicOfFaith. One of the single biggest media markets today, this site serves the Christian market with downloadable traditional hymns, audio bible passages, Christmas music and children’s songs.

Casual Games. Our casual gaming portfolio is expansive and growing, capturing most every demographic and interest area, and offering multiple marketing solutions. In addition to brand-building opportunities, our casual gaming destinations can deliver traffic to third-party sites through our search, data, email and publisher network. We also provide the option of flexible configurations and alternative packaging of the casual game portfolio in myriad combinations to suit the needs of publisher partners, to target niche markets, and, of course, to serve our own gaming audience. These casual game sites include:

•
GatorArcade. GatorArcade offers its paid subscribers a broad selection of the most popular digital games, including top-rated games Zuma™, Diner Dash®, and World Series of Poker® Pro Challenge. Subscribers can also play for free in an ad-supported environment.

•
GameFiesta. Ad-supported and free for download, GameFiesta is a game-rich site with a well-established, frequent user base. Games include many developed by Atrinsic, including Ancient TriPeaks, Maui Wowee, Ultimate Pinball, and Atlantis Adventure.

Interactive Contests. Our interactive contest and sweepstakes sites encourage an engaged, repeat audience ideal for both advertising programs and lead generation. As a result of the feature-rich relationship with participants, advertisers have many ways to reach out and touch subscribers and users, including through product placement through prize system and proprietary stores. The following sites feature sweepstakes, games, loyalty programs, discount online stores, and extras like downloadable ringtones and wallpapers:

•
Bid4Prizes. This entertainment site features a reverse-auction game where subscribers can play for name-brand prizes. Site visitors and subscribers can also buy products sold at discount prices, and enjoy many other entertainment features on the site. Ad-supported subscribers can access the site via the Internet for free, and paid subscribers enjoy mobile access, as well as a host of proprietary benefits, including a VIP center. With over 200,000 visitors every day, Bid4Prizes offers multiple benefits for marketers - advertising, product placement, brand positioning, lead generation, and cross-promotional opportunities.

•
GroupLotto. One of the first online sweepstakes, GroupLotto allows players to instantly win $25,000 with a virtual scratch-off ticket. Fully indemnified by SCA Promotions, GroupLotto is fully flexible for customization with other Atrinsic products, or for publishing on your site.

Our entertainment business, regardless of the product or service sold, is primarily a subscription based business. To that end, we frequently monitor a range of key metrics that have a direct impact on our ability to retain existing subscribers and our efficiency in acquiring new subscribers. These metrics include: cost per acquisition, churn rate of existing subscribers, churn rate of recurring subscribers, average revenue per user, billability of new subscribers, billability of existing subscribers and refund rates among others. Our ability to receive information on a daily, weekly, and monthly basis in order to calculate our operational metrics is critical to successfully running our business.

Market Overview - Mobile Content and Online Advertising

The magnitude of growth within the markets we operate provides us with a significant growth opportunity. According to publicly available research from eMarketer, projected U.S. mobile content revenues are expected to grow from $1.5 billion in 2007 to $37.5 billion by 2010, representing a 62% compound annual growth rate.

The Mobile Content Market

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

We believe that the growth in the wireless entertainment market has been positively influenced by a number of key factors and trends that we expect to continue in the near future, including:

•
Growth in Wireless Subscribers. In 2005, the number of global wireless subscribers surpassed two billion and subscriber growth is expected to continue as wireless communications increase in emerging markets, including China and India. According to ITFacts Mobile Usage, which information is available publicly, the number of global wireless subscribers will grow from approximately 2 billion in 2005 to 2.3 billion in 2009. The North American wireless subscriber base currently exceeds 219 million. New handset delivery and adoption is expected to continue to accelerate in the U.S. market as current and new subscribers embrace newer mobile technology and media.

•
Deployment of Advanced Wireless Networks. Wireless carriers are deploying high-speed, next-generation digital networks to enhance wireless voice and data transmission. These advanced networks have enabled the provisioning and billing of data applications and have increased the ability of wireless subscribers to quickly download large amounts of data, including games, music and video.

•
Availability of Mobile Phones with Multimedia Capabilities. Annual mobile phone sales are expected to grow from 520 million units in 2003 to over one billion units in 2009, according to publicly available research conducted by Gartner Inc. In recent years, the mobile phone has evolved from a voice-only device to a personal data and voice communications device that enables access to wireless content and data services. Mobile phone manufacturers are competing for consumers by designing next-generation mobile phones with enhanced features including built-in digital cameras, color screens, music and data connectivity. Manufacturers are also embedding application environments such as BREW, Java and Symbian into mobile phones to enable multimedia applications, including gaming. We believe the availability of these next-generation mobile phones is driving demand for wireless entertainment applications taking advantage of these advanced multimedia capabilities.

•
Off Portal Direct to Consumer Market Dynamics. Prior to November 2004, all U.S. carriers maintained a “walled garden” approach that prevented any direct to consumer off portal sites from succeeding, while in Europe and Asia, a large percentage of mobile entertainment revenue came from off deck direct to consumer portals. Witnessing the huge success of direct to consumer portals in those geographies, specific U.S. carriers opened the walled garden in late 2004 and early 2005. By allowing premium SMS billing to direct-to-consumer off portal sites, the carriers opened up a potential multi-billion dollar industry opportunity.

•
Demand for Wireless Entertainment. Wireless carriers and other off-deck content providers are increasingly launching and promoting wireless entertainment applications to differentiate their services and increase average revenue per user. The delivery of games, ringtones, images and other entertainment content to subscribers enables wireless carriers to leverage both the increasing installed base of next-generation mobile phones and their investment in high-bandwidth wireless networks. Consumers are downloading and paying for wireless entertainment content offered by the carriers and off-deck providers. According to eMarketer, the mobile content market is expected to grow from $1.5 billion in revenue in 2007 to $37.5 billion by 2010, representing a compound annual growth rate of 62%.

•
Growth in Our Core Market – North America. According to IDC, the wireless messaging market is forecast to grow from 54.6 billion messages in 2004 to 387.9 billion messages exchanged in 2009, and Juniper Research expects the North American user base to increase steadily with a compounded growth rate of around 28%, which is roughly twice that of Europe. Even though Asia and Europe are expected to remain the largest market for mobile entertainment, the North American market will represent the highest growth potential. According to Juniper Research, North America will represent a total of 12% of the mobile entertainment industry in 2006 and growing to 19% in 2009.

The Online Advertising Market

The online advertising market is large and growing. According to publicly accessible research conducted by PricewaterhouseCoopers, LLC (“PwC”) Internet advertising revenues for 2006 were estimated at $16.8 billion, an increase of 34 percent over 2005. This annual growth rate is expected to be indicative of the online advertising growth rate over the next several years. In its research, PwC also indicated that marketers are expected to continue to allocate more of their total marketing dollars to online advertising, especially as the industry delivers effective and innovative platforms for connecting with consumers.

It is expected that the greatest revenue growth in the online advertising space will come from companies positioned as performance based marketers and offering multiple online platforms, like those offered by Atrinsic. In its research, PwC notes that the Internet offers marketers the widest spectrum of advertising, including text ads, dynamic media and video and that companies in this space will continue to experience growth as marketing budget allocation to interactive media continues to increase.

Mobile Entertainment and Internet Media Competitive Landscape

The development, distribution and sale of wireless entertainment applications is a highly competitive business. In this market, we compete primarily on the basis of marketing acquisition costs, brand strength, and carrier and distribution breadth. We are also subject to intense competition in the online advertising and Internet media market. Within these markets, we compete on the basis of employing traditional direct marketing disciplines, such as continuously analyzing marketing results and measuring advertising cost effectiveness, and applying it to the online marketing world.

The wireless entertainment and online marketing markets are highly competitive and characterized by frequent product introductions, evolving platforms and new technologies. As demand for these services continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market to customers. As a result, we expect competition to intensify.

The current and potential competition in the markets in which we operate includes major media companies, traditional publishing companies, wireless carriers, wireless software providers, Internet affiliate and network companies. Larger, more established companies are increasingly focused on developing and distributing products and services that directly compete with us.

Currently, our primary competitors in the mobile entertainment market are Buongiorno, Playphone, Dada Mobile, Acotel, Glu Mobile, Cellfish (Lagadere), Jamster (Fox), Hands on Mobile and Thumbplay.

In the online advertising and network market, competitors include Azoogle, Value Click, Miva, Kowabunga! (Think Partnership), Right Media, Aptimus and Blue Lithium. We believe that our extensive experience in Internet marketing, our existing subscriber base and our range of products and services enable us to compete effectively against all current and potential new entrants.

Distribution Channels

We currently distribute the majority of our entertainment products and services directly to consumers, or “offdeck,” which is independent of the carriers, primarily through the Internet. We bill and collect revenues for our products and services through third-party aggregators who are connected to the majority of U.S. wireless carriers and their customers. We have agreements through multiple aggregators who have direct access to U.S. carriers for billing. Our customers download products or subscribe to services on their mobile phones and are billed monthly through their wireless carrier. Both the carriers and the aggregators retain fees for their services before amounts are remitted to us. Our aggregator agreements are not exclusive and generally have a limited term of one or two years, with evergreen or automatic renewal provisions upon expiration of the initial term. The agreements generally do not obligate the carriers or aggregators to market or distribute any of our products and services. In addition, any party can terminate these agreements early and, in some instances, without cause.

We have agreement to distribute our entertainment products in North America through a number of aggregators who have access to the majority of U.S. and Canadian based wireless carriers, whose networks serve approximately 215 million subscribers. These wireless carriers include Cingular / AT&T Wireless, Nextel, Sprint PCS, T-Mobile, Verizon Wireless, Alltel, and Dobson. Subscribers of Cingular / AT&T and Verizon, representing the largest and second largest indirect carrier relationships by revenue, accounted for approximately 29% and 28%, respectively, of our revenue during the year ended December 31, 2007. For the year ended December 31, 2006, we received approximately 30% of our revenue from subscribers of Cingular / AT&T and 25% of our revenue from subscribers of Sprint. In addition to agreements with aggregators, we also have an agreement in place with Cingular / AT&T Wireless to distribute our products directly to subscribers on their network.

For the fiscal year ended December 31, 2007, we billed approximately 87% of our revenue through aggregation services provided by Motricity, Inc., formerly known as Goldpocket Wireless, Inc. (“Motricity”) and 6% of our revenue through aggregator Mobile Messenger Pty Ltd (“Mobile Messenger”). For the fiscal year ended December 31, 2006, we billed approximately 60% of our revenue through aggregation services provided Motricity and 34% of our revenue through aggregator Mobile Messenger.

Technology Platform

Our web properties utilize proprietary technologies to generate real-time response-based marketing results for our advertising clients. Our proprietary technology continually analyzes marketing results to gauge whether campaigns are generating adequate results for the client, whether the media is being utilized cost-efficiently, and to determine whether new and different copy is yielding better overall results. We also employ other proprietary tools which allow us to monitor and analyze, in real time, our marketing and media costs associated with various campaigns. The technology measures, in real time, effective buys on a per campaign basis which allows us to adjust marketing efforts immediately towards the most effective campaigns and mediums. These tools allow us to be more efficient and effective in our media buys. We believe we have a low cost per acquisition rate, due in large part due to these technologies.

Employees

As of December 31, 2007, New Motion had 75 employees and full-time consultants in the United States. We have never had a work stoppage and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

As of February 29, 2008, reflecting the combination of New Motion and Traffix, Atrinsic had 248 employees and full time consultants in the United States and in Canada.

Government Regulation

As a direct-to-consumer marketing company we are subject to a variety of federal, state and local laws and regulations designed to protect consumers that govern certain of our marketing practices. Also, since our products and services are accessible on mobile phones and the Internet and as a result, we are exposed to legal and regulatory developments affecting either Internet or telecommunications services in general.

There is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, defamation, obscenity and privacy. The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues of the Internet. In addition, there have been various regulations and court cases relating to companies’ online business activities, including in the areas of data protection, trademark, copyright, fraud, indecency, obscenity and defamation. Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet. These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations.

Due to the increasing popularity and use of the Internet, a number of laws and regulations have been adopted at the international, federal, state and local levels with respect to the Internet. Many of these laws cover issues such as privacy, freedom of expression, pricing, online products and services, taxation, advertising, intellectual property, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state, local and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined.

We provide many of our services through carriers’ networks. These networks are subject to regulation by the U.S. Federal Communications Commission (“FCC”), state public utility commissions and foreign governmental authorities. However, in the Company’s capacity of providing services via the Internet, it is generally not subject to direct regulation by the FCC.

Federal legislation was signed into law, effective January 1, 2004, substantially pre-empting existing and pending state email marketing legislation. The CAN-SPAM Act of 2003 (“CAN-SPAM”) requires that certain “opt-out” procedures, including, but not limited to, a functioning return e-mail address, be included in commercial e-mail marketing. CAN-SPAM prohibits the sending of e-mail containing false, deceptive or misleading subject lines, routing information, headers and/or return address information; however, CAN-SPAM does not permit consumers to file suit against e-mail marketers for violations of CAN-SPAM. We believe that this may benefit us, as individuals will be more limited in their ability to file frivolous suits against us, as they have in the past. If any subsequent federal regulations are enacted, including, but not limited to, those implementing regulations promulgated by the FCC that limit our ability to market our products and services, such regulations could potentially have a material adverse impact in our future fiscal period net revenue growth, and, therefore, our profitability and cash flows could be adversely affected.

In contrast to CAN-SPAM, most state deceptive marketing statutes contain private rights of action. Such private right of action lawsuits may have an adverse impact in future fiscal period net revenue growth, as individuals may be more inclined to file frivolous state deceptive marketing suits against us.

Under its rule-making authority, the FCC in August 2004 adopted rules prohibiting sending of unsolicited commercial e-mails to wireless phones and pagers. To assist in compliance with the rules, the FCC published on February 7, 2005 a list of mail domain names associated with wireless devices. Senders were given thirty (30) days to come into compliance. Thereafter, it became illegal to send unsolicited commercial e-mail to a domain address on the list unless the subscriber gave prior express authorization. The effect of these rules is to create a ‘double opt-in’ requirement for each sender of mail (advertiser and publisher). The practical consequence of these requirements on senders of commercial e-mail is that conducting compliant campaigns will necessitate the suppression of the domains listed in the FCC's list of wireless domains. Additionally, since domain suppression is now required as a practical matter by law, any campaigns that have domain suppression lists will have those lists included with the regular e-mail suppression lists. Our publishers will be required to suppress the domain lists associated with each campaign in the same manner that they already suppress the e-mail address lists. Although these new regulations do not have a material adverse impact on our current operations, there can be no assurance that they will not have a material adverse impact on its future operations.

Under its rule-making authority, in May 2005, the Department of Justice adopted rules that amend the record keeping and inspection requirements for producers of sexually explicit performances. Codified in 18 U.S.C. 2257 of the federal criminal code, Section 2257, as amended, went into effect on June 23, 2005 and requires a class referred to as “secondary producers” to comply with the record keeping and inspection requirements that apply to primary producers. On June 16, 2005, The Free Speech Coalition, Inc. brought an action challenging, among other things, the extent to which webmasters and/or web sites fall under the definition of secondary producers under the new Section 2257 regulations. In a ruling issued December 28, 2005, the U.S. District Court rejected the establishment of a class of secondary producers that would have to comply with the recordkeeping and inspection requirements of Section 2257 and reaffirmed the decision in Sundance Associates v. Reno, which held that primary producers would be limited to those persons involved in the “hiring, contracting for, managing, or otherwise arranging for the participating of the depicted performer.” Secondary producers will likely still have to comply with the labeling requirements of Section 2257, which require that secondary producers obtain from the primary producer a letter or other correspondence indicating who the custodian of records is, where such records are kept and the date of production of the material. The ruling in this proceeding is limited to current or future members of The Free Speech Coalition, Inc. There is the risk that the definition of secondary producers may be reinstated and/or more broadly interpreted in the future. At this juncture, Section 2257 has had no material effect on our net revenue growth, profitability and cash flows.

The states of Michigan and Utah have passed Child Protection Registry laws that bar the transmission of commercial e-mail to registered state residents under the age of eighteen (collectively, the “Statutes”). The Statutes contain provisions for fines and jail time for violators, and create a private right of action for aggrieved parties. Under the Statutes, state residents may register any e-mail address, fax number, wireless contact information or instant message identifier assigned to the account of a minor or one to which a minor has access. Unlike other e-mail marketing statutes, there are no opt-in or pre-existing business relationship exceptions. The Statutes provide that once an address of a state resident is on the registry for thirty (30) days, commercial emailers are prohibited from sending to that address anything containing an advertisement, or even a link to an advertisement, for a product or service that a minor is legally prohibited from accessing. Such products and/or services include, but are not limited to, alcohol, tobacco, gambling, firearms, automotive, financial, prescription drug and adult material. This prohibition remains in force even if the e-mail or other communication is otherwise solicited. The Free Speech Coalition, Inc. has brought an action that challenges certain aspects of the Utah Child Protection Registry law; no decision on this proceeding has yet been rendered. We await the results of this action. To the extent we market these types of products and/or services, we have blocked sending such e-mail to Michigan and Utah residents. State action was initiated in 2005 and early 2006 in the respective legislative bodies in the states of Illinois, Connecticut, Georgia, Hawaii, Iowa and Wisconsin in order to pursue the enactment of legislation similar to the Statutes that will create state-level e-mail registries for minors. None of the proposed legislation has been enacted as of yet. We await the results of the respective legislative processes associated with these proposed child email registry laws. Depending on the outcome, and to the extent we market these types of products and/or services, we may have to block sending such e-mail to Illinois, Connecticut, Georgia, Hawaii and/or Iowa.

Federal legislation was signed into law, effective December 1, 2006, that makes changes to the Federal Rules of Civil Procedure (“Rules”) affecting the storing, retention and production of electronically stored information (“ESI”) in connection with discovery pursuant to litigation. As a result of the changes to the Rules, attorneys will be required to advise their adversaries, during litigation, of the details of their clients’ ESI retention and management systems and, in many instances, produce ESI including, but not limited to, e-mails. As a result of these changes to the Rules, companies should: (i) identify the various forms of ESI generated in the course of business, and where such ESI is stored; (ii) implement systems and technology capable of storing and retrieving such ESI, as necessary; and (iii) adopt a clear ESI document retention program and adhere to same at all times. The requirements imposed by the changes to the Rules as detailed above could require us to change our ESI-related programs at some additional cost. In addition, any subsequent litigation could result in substantially higher costs as a result of the need to produce greater quantities of ESI, which could have a material adverse impact on profitability and cash flows.

Legislation has been passed in 16 different states that are intended to regulate “spyware” and, to a limited extent, the use of “cookies.” Of particular significance is the Revised Utah Spyware Control Act (the “Utah Act”) that bars a person or company from using a context-based trigger mechanism to display an advertisement that partially or wholly covers paid advertising or other content on a website in a way that interferes with the user's ability to view the website. The Utah Act also requires purveyors of pop-up advertising to ask whether a user is a resident of the state of Utah before downloading spyware software onto the user's computer and further allows a trademark owner to sue any person or company who displays a pop-up advertisement in violation of a specific trademark protection which is set forth in the Utah Act. The State of Alaska has enacted similar legislation that bars the same means of delivering advertisements as the Utah Act, and requires similar verification of residency prior to downloading spyware or “adware” software onto the user's computer. In practice, we do not provide or use spyware in our marketing, but if more restrictive legislation is adopted, we may be required to develop new technology and/or methods to provide our services or discontinue services in some jurisdictions altogether. Additionally, there is a risk that state courts will broadly interpret the term spyware to include legitimate ad-serving software and/or cookie technology that we currently provide or use.

At the federal level, competing bills are pending which are also intended to regulate spyware and, to a limited extent, the use of cookies. Spyware has not been precisely defined in existing and pending legislation, but is generally considered to include software which is installed on consumers’ computers and designed to track consumers’ activities and collect and possibly disseminate information, including personally identifiable information, about those consumers without their knowledge and consent. As stated above, Atrinsic does not provide or use spyware in its marketing practices, but there is the risk that the definition of spyware may be broadly interpreted to include legitimate ad-serving software and/or cookie technology that is currently provided or used by us. Anti-spyware legislation has (1) generally included a limited exemption for the use of cookies; and (2) focused on providing consumers with notification and the option to accept or decline the installation of spyware software. However, there can be no assurance that future legislation will not incorporate more burdensome standards by which the use of cookies will not be exempted and software downloading onto consumers’ computers will not be more strictly enforced. If more restrictive legislation is adopted, we may be required to develop new technology and/or methods to provide our services or discontinue services in some jurisdictions altogether.

Legislation has also been passed at the state level and competing bills are pending at the federal level which are intended to require that businesses and institutions provide notice to consumers of any potential theft or loss of sensitive consumer information then in possession of the applicable business or institution. At the state level, laws that recently took effect in the states of Arizona, Colorado, Hawaii, Idaho, Indiana, Kansas, Nebraska, Utah, Vermont and Wisconsin require companies, governmental agencies and private organizations to notify individuals in cases where their confidential information has been exposed to possible data thieves (the “New State Laws”). Upon taking effect on April 1, 2006, April 10, 2006, June 27, 2006, July 1, 2006, September 1, 2006, December 31, 2006 and January 1, 2007, as applicable, the New State Laws make customer notification mandatory in the event that personally identifiable information (including, but not limited to, social security numbers, driver's license numbers or bank and financial account numbers) has been accessed improperly by third parties. The New State Laws are in addition to similar laws previously in effect in at least twenty-four (24) other states including the states of Arkansas, California, Connecticut, Delaware, Florida, Georgia, Illinois, Louisiana, Maine, Michigan, Minnesota, Montana, Nevada, New Hampshire, New Jersey, New York, North Carolina North Dakota, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas and Washington that all require consumer notification where confidential or sensitive information has been improperly accessed, lost or stolen (together with the New State Laws, the “Information Security Laws”). The Information Security Laws also impose obligations on companies that collect, store and transmit sensitive information to use secure socket and/or encryption technologies, as applicable, when performing the aforementioned tasks. To the extent that we collect such personally identifiable information, the Information Security Laws may increase our costs to protect such information.

At the Federal level, the FCC, pursuant to its enforcement authority, filed a complaint against BJ’s Wholesale Club, Inc. (“BJ's”) for violation of the FCC Act in connection with the theft of consumer credit/debit card information which was then in BJ’s possession. The FCC alleged that BJ’s failure to secure customers' sensitive information was an unfair practice under the FCC Act because it caused substantial injury that was not reasonably avoidable by consumers and not outweighed by offsetting benefits to consumers or competition. BJ’s agreed to a settlement that requires BJ’s to establish and maintain a comprehensive information security program that includes administrative, technical and physical safeguards. Although we do not anticipate that this interpretation of the FCC Act, nor the Information Security Laws requiring notice of theft or loss of sensitive consumer information, will have a material adverse impact on our current operations, we could potentially be subject to regulatory proceedings for past and current practices in connection with the storage and security of sensitive consumer information and notice of such sensitive consumer information's theft or loss. In addition, we may be required to make changes in our future practices relating to the storage, security and provision of notice in connection with sensitive consumer information.

At present, the laws and regulations governing the Internet remain largely unsettled, even in areas where there has been legislative and/or regulatory action. It is uncertain as to how long it will take to determine the extent to which existing laws, including, but not limited to, those relating to intellectual property, advertising, sweepstakes and privacy, apply to the Internet and Internet marketing. Recently, growing public concern regarding privacy and the collection, distribution and use of Internet user information has led to increased Federal and state scrutiny, as well as regulatory activity concerning data collection, record keeping, storage, security, notification of data theft, and associated use practices. The application of existing laws or the adoption or modification of laws or regulations in the future, together with increased regulatory scrutiny, could materially and adversely affect our business, prospects, results of operations and financial condition and could potentially expose us and/or our clients to fines, litigation, cease and desist orders and civil and criminal liability.

ITEM 2. DESCRIPTION OF PROPERTY

New Motion’s corporate headquarters at December 31, 2007 were located at 42 Corporate Park, Irvine, California. As a result of the Merger, and the approval of management's plan to integrate and reorganize the combined enterprise by the board of directors, Atrinsic will be headquartered in New York.

The following table details the various properties leased and owned by us after our merger with Traffix.

Location	Leased/ Owned	Square Feet	Expiration
76 North Broadway, Hicksville, NY	Leased	5,013	11/30/2010
1 Blue Hill Plaza, Pearl River, NY	Leased	14,220	11/15/2011
450 7th Avenue, New York, NY	Leased	7,086	10/31/2011
42 Corporate Park, Irvine, CA	Leased	12,466	1/31/2010
Wells Fargo Center, Seattle, WA	Leased	1,200	8/31/2008
Dieppe, New Brunswick, Canada	Owned	17,000	N/A

The space above is adequate for our current needs and suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations. Our owned property in Dieppe, Canada is not subject to a mortgage or any liens. Atrinsic’s telephone number is (949) 777-3700.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in other litigation relating to claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. We may also be subject to claims arising out of our operations in the normal course of business, including claims brought by consumers of our services. As of this date, we are not a party to any such other litigation that would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, we submitted certain matters to a vote of security holders through the solicitation of proxies. The proxy statement/prospectus was dated December 21, 2007, and was first mailed to stockholders about December 29, 2007. The date of the special meeting was January 31, 2008. The following table provides a brief description of each matter voted upon at the special meeting and the number of votes cast for or against or withheld, as well as the number of abstentions and broker non-votes as to each such matter.

Matters Voted	For	Against or Withheld	Abstentions And Broker Non-votes
Proposal to approve the issuance of New Motion common stock in connection with the merger contemplated by the Agreement and Plan of Merger, dated September 26, 2007, by and among Traffix, Inc., NM Merger Sub, Inc. and New Motion, Inc.	7,937,121	-	-

Proposal to grant discretionary authority to management to adjourn the special meeting, if necessary, to solicit additional proxies if there appear to be insufficient votes at the time of the special meeting to approve any of the foregoing proposals	7,936,821	200	100

To transact such other business as may properly come before the meeting or any adjournment or adjournments thereof	7,711,721	400	225,000

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Market under the symbol “NWMO.” Prior to our acquisition of Traffix which occurred on February 4, 2008, our common stock was quoted on the Over-The-Counter Bulletin Board also under the symbol, “NWMO.” Prior to May, 2007, our common stock was quoted on the Over-The-Counter Bulletin Board under the symbol “MPNC.” The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from quotations on the Over-The-Counter Bulletin Board, as well as the total number of shares of common stock traded during the periods indicated (to the extent available). The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations have been adjusted to reflect a 1-for-300 reverse stock split of our common stock which took effect on May 2, 2007.

	High	Low	Average Daily Volume
Year Ended December 31, 2007:
First Quarter (1)	$114.00	$15.00	60
Second Quarter	$39.00	$4.00	3,720
Third Quarter	$18.00	$13.00	1,060
Fourth Quarter	$19.90	$10.00	740

Year Ended December 31, 2006:
First Quarter	$75.00	$12.00	N/A
Second Quarter	$15.00	$12.00	N/A
Third Quarter	$30.00	$15.00	N/A
Fourth Quarter	$120.12	$12.01	N/A

(1) On February 12, 2007, pursuant to the closing of an Exchange Transaction, New Motion (then called MPLC, Inc) acquired all of the outstanding voting securities of New Motion Mobile, Inc. (then called New Motion), which became MPLC’s wholly owned subsidiary. The high and low prices presented for 2006 reflect MPLC’s historical operations, and not the operations of New Motion. Therefore, care should be taken in the interpretation of the data presented.

As of March 24, 2008, there were approximately 192 record holders of common stock. As of March 24, 2008, the closing sales price of our common stock as reported on the NASDAQ Global Market was $4.20 per share. Our transfer agent is American Stock Transfer & Trust Company and their phone number is (212) 921-8208.

Dividend Policy

We do not anticipate paying any dividends on our common stock for the foreseeable future. We intend to retain our future earnings to re-invest in our ongoing business. The declaration of cash dividends in the future will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

During the 2007 fiscal year, other than as disclosed in our Quarterly reports on Form 10-QSB or in our Current Reports on Form 8-K, as filed with the Securities and Exchange Commission, and other than as described below, we have not sold unregistered securities.

On February 16, 2007, we granted Burton Katz, our Chief Executive Officer, an option to purchase 81,250 shares of common stock at an exercise price of $6.00. On the same date, we granted Scott Walker, our former Chief Executive Officer, an option to purchase 37,500 shares of our common stock at an exercise price of $6.60 per share. Also on February 16, 2007, we granted options to purchase an aggregate of 289,950 shares of our common stock at an exercise price of $6.00 per share to company directors, officers and consultants. Each of the aforementioned option grants were made pursuant to our 2007 Stock Incentive Plan. We did not receive any consideration in connection with the aforementioned option grants.

On August 20, 2007, we granted Ms. Swenson, our former Chief Operating Officer, 75,000 shares of restricted stock pursuant to our 2007 Stock Incentive Plan. The restricted stock was granted in consideration of Ms. Swenson’s service to the company.

In issuing the aforementioned options and restricted shares without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated thereunder, as the options and restricted shares were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity and cash flows of New Motion and its subsidiary (which includes the operating results of RingtoneChannel prior to its acquisition by New Motion, Inc. from a company with common ownership, as discussed hereafter) for the fiscal years ended December 31, 2006 and 2007. The following does not include a discussion about Traffix, as New Motion’s merger with Traffix was completed after the period covered by this report. The discussion and analysis that follows should be read together with the Financial Statements of New Motion and the notes to the Financial Statements included elsewhere in this Annual Report on Form 10-KSB. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Overview

New Motion, Inc. (“we,” “us,” “our”) is a digital entertainment company headquartered in Irvine, California. We provide a wide range of digital entertainment products and services, using the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies. Our product and service portfolio includes contests, games, ringtones, screensavers and wallpapers, trivia applications, fan clubs and voting services, blogs and information services.

Our business is focused on services in the following categories within one operating segment — digital music, casual games, interactive contests and communities and lifestyles. These services consist of a broad array of properties, including Bid4Prizes, a low-bid mobile auction game and GatorArcade, a premium online and mobile gaming site. Other brands include iMatchup, a mobile dating service and MP3Giveaway, a digital music site. We focus on selectively increasing our application portfolio with high-quality, innovative applications. Our growing portfolio of applications and services are based primarily on internally generated content, such as Bid4Prizes and GatorArcade. Internally generated content generates the majority of our revenues. We also license some identifiable content, such as ringtones, wallpapers and images from third parties to whom we generally pay a licensing fee on a per-download basis. We generate revenue on a subscription basis. The monthly end user subscription fees for our wireless entertainment products and services generally range from $3.99 to $9.99.

Background and History of New Motion

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

On October 24, 2006, New Motion (then known as MPLC, Inc.) and certain stockholders entered into a Common Stock Purchase Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which New Motion agreed to redeem 23,448,870 shares of New Motion’s common stock from existing stockholders and sell an aggregate of 69,750,000 shares of New Motion’s common stock, representing 93% of New Motion’s issued and outstanding shares of common stock, to Trinad in a private placement transaction for aggregate gross proceeds of $750,000.

On January 19, 2007, we entered into an agreement with Index Visual & Games, Ltd. (“IVG”) to purchase certain specified assets of Mobliss, a provider of proprietary applications, delivery systems, and platforms for wireless devices. In return for these assets, New Motion Mobile issued to IVG a convertible promissory note (the “IVG Note”). Mobliss has direct networking and billing connectivity with carriers for executing large-scale SMS campaigns and distributing mobile content to a wide array of mobile devices across multiple carrier networks in the U.S. and Canada. The primary strategic objective of this purchase was to allow New Motion to more efficiently manage its business and operations by enabling it to directly bill and collect from mobile carriers, thus eliminating the fees associated with using third party billing processors and expediting the collection of open carrier receivables. This purchase is expected to enable New Motion to better serve its customers and end users by expediting the time in which it reacts to changes in the marketplace. During the fourth quarter of 2007, New Motion allocated a proportion of Cingular / AT&T new subscriber message traffic onto the acquired assets and developed technology, and expects to continue to allocate Cingular / AT&T traffic, at a manageable rate, through this system.

Also on January 19, 2007, we entered into an agreement with IVG to create an Asian-themed mobile entertainment portal, the first major endeavor of its kind in the North American off-deck arena. This new direct-to-consumer service provides us with an opportunity to tap into a new market with Asian-themed content, delivering sophisticated mobile products. The joint venture was registered under the name The Mobile Entertainment Channel Corporation (“MECC”) and was established to assist us in expanding our service offerings by partnering with IVG, a leading global player in the interactive games and mobile space. As of the end of 2007, we were evaluating services and content to be offered by MECC.

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

After receiving the requisite approval of our stockholders, on May 2, 2007, we filed a certificate of amendment to our restated certificate of incorporation with the Delaware Secretary of State to (i) increase the authorized number of shares of our common stock from 75,000,000 to 100,000,000, (ii) change our corporate name to New Motion, Inc. from MPLC, Inc., and (iii) effect a 1-for-300 reverse split. In connection with these corporate actions, we also changed our ticker symbol to “NWMO.”

On April 1, 2007, we entered into a Binding Letter of Intent (the “LOI”) with Opera Telecom USA (“Opera”), pursuant to which we purchased: (1) the domain name www.katazo.com, (2) website html code and graphics, (3) access to a content management system, (4) a subscriber list, and (5) prepaid short codes. We purchased the assets for $970,000 in cash. The closing of the asset purchase occurred on May 25, 2007. New Motion is actively operating the acquired Katazo assets and maintaining the respective websites, and is continuing to generate revenue from these assets.

In accordance with the terms of the IVG Note, on June 15, 2007, IVG converted all outstanding principal and accrued interest on the IVG Note into 172,572 shares of common stock at a conversion price of $3.44 per share, the fair market value of our stock on the date of issuance of the IVG Note.

On September 26, 2007, we executed a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Traffix and NM Merger Sub, a Delaware corporation and wholly-owned subsidiary of New Motion (“Merger Sub”), pursuant to which Merger Sub would merge with and into Traffix, the separate existence of Merger Sub would cease, and Traffix would continue as the surviving corporation in the merger, thus becoming a wholly-owned subsidiary of New Motion (the “Merger”).

Traffix is a leading interactive media and marketing company that provides complete end-to-end marketing solutions for its clients who seek to increase sales and customer contact deploying the numerous facets of online marketing Traffix offers. Traffix’s clients include advertisers, direct marketers, agencies and wireless service providers. Traffix’s online marketing offers include search engine marketing, search engine optimization, email marketing, affiliate marketing, lead generation, creative support, and development and hosting solutions. Traffix owns and operates customized websites, hosted and third-party web pages, and email marketing platforms to facilitate consumer interaction with, and transactions for, its clients. Traffix generates and records revenue primarily on a performance-based model, whereby revenue is recognized upon the successful delivery of a qualifying lead, customer, survey, completed application, ultimate sale or the delivery of some other measurable marketing benefit as defined in the underlying marketing agreement. In addition to generating customers, sales and leads for its advertising clients, Traffix also uses this media platform for the promotion of its own services which include subscriptions to its online personals websites and its mobile services, under which Traffix bills consumers directly.

On February 4, 2008, we completed the merger with Traffix, pursuant to the Merger Agreement entered into by the companies on September 26, 2007. As a result of the closing of the transaction, Traffix became our wholly owned subsidiary. Immediately following the consummation of the merger, Traffix stockholders owned approximately 45% of our capital stock, on a fully-diluted basis. Each issued and outstanding share of Traffix common stock was converted into the right to receive approximately 0.676 shares of our common stock based on the capitalization of both companies on the closing date of the merger. Effective the date of the close of the merger, we commenced trading on The NASDAQ Global Market under the symbol “NWMO.”

In February, 2008, our newly comprised board of directors approved management’s combined company operating budget to assist in the integration and reorganization of the combined enterprise arising from the recently completed merger. Management intends to integrate both companies by maximizing certain operational efficiencies, while also positioning the group for sustained, profitable growth, as a leader in the mobile entertainment and performance-based online marketing industry. Also in February, the board of directors unanimously approved a change in our name from New Motion, Inc. to Atrinsic, Inc. (“Atrinsic”), subject to shareholder approval.

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

We make estimates for future refunds, charge backs or credits, and create reserves netted against recorded revenue, in the period for which the sale occurs based on analyses of previous rates and trends which have historically varied between zero and 17% of Gross Revenue. This reserve is reconciled once a carrier remits total payment to our aggregator, who subsequently remits payment to us usually between 45-180 days after billing.

Reserves recorded based on this estimation process for the years ended December 31, 2006 and 2007, amounted to 7% and 2% of gross revenue, respectively. The improvement in our reserve is due to more accurate and timely billing information received from our aggregator customers. Historically, differences between our estimates and actual revenues have not been materially different and, as a private company, we had adequate time to adjust our estimated revenues to actual results once we received final sales data. On a going forward basis, our quarterly revenues will include a reserve allowance based on historical trends regarding chargebacks.

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

For each of the periods reported herein, our management believes there is no impairment of the company’s long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products or services will continue which could result in impairment of long-lived assets in the future.

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

We provided a valuation allowance against a portion of our deferred tax assets in 2006. In assessing the realization of deferred tax assets, we weigh the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate tax jurisdiction. Our valuation allowance decreased by $27,000 during the year ended December 31, 2007.

Our estimate of the value of our tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount estimated. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

We file income tax returns in the U.S., Australia and California. We are subject to U.S. and Australia federal examinations and California state examinations by tax authorities. The statute of limitations for 2005 and 2006 in all jurisdictions remains open and are subject to examination by tax authorities.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, we did not recognize any liability for unrecognized tax benefits. We do not have any unrecognized tax benefits as of December 31, 2007.

We do not have any highly certain timing differences where the deduction is certain, but the timing is not. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. We also have no unrecognized tax benefits in the balance at December 31, 2007, that if recognized, would impact the effective tax rate.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had no amount accrued for the payment of interest and penalties accrued as of either January 1, 2007, or as of December 31, 2007.

Accounting for Stock-Based Compensation
We have historically utilized the fair value method of recording stock-based compensation as contained in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model.

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

Consolidation
We have consolidated the accounts of our Mobile Entertainment Channel Corporation (“MECC”) joint venture, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51.” The results of MECC have been consolidated with our accounts because we (i) currently control the joint venture’s activities, (ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expect to fund the joint venture for the foreseeable future. We own a 49% stake and IVG owns a 51% stake in the joint venture.

MECC is reflected with the following balances in New Motion’s consolidated balance sheet at December 30, 2007: current assets of $859,000 and current liabilities of $291,000. MECC’s results are reflected in New Motion’s consolidated statement of operations for the year ended December 30, 2007, and all intercompany transactions have been eliminated. The resulting minority interest was $283,000, net of provision for income tax of $146,000 for the year ended December 31, 2007. The minority interest reflects New Motion’s joint venture partner’s portion of MECC’s net income or loss for the period.

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

Results of Operations

The following table presents selected combined statements of operations data, for each of the periods indicated, as a percentage of net sales.

	Years Ended December 31,
	2006	2007
Net sales	100%	100%
Cost of sales	3	14
Gross profit	97	86
Selling and marketing	64	68
General and administrative expenses	25	34
Income from operations	8	(16)
Other (income) expense	-	(1)
Income (loss) before provision (benefit) for income taxes	8	(15)
Provision (benefit) for income taxes	4	(3)
Income (loss) before minority interest	4	(12)
Minority interest	-	1
Net income (loss)	4%	(11)%

Results of Operations for the Years Ended December 31, 2006 and 2007
The following analysis and discussion pertains to New Motion’s results of operations for the year ended December 31, 2006, compared to New Motion’s results of operations for the year ended December 31, 2007.

Net Sales
	Years Ended December 31,		Percent Change
	2006	2007

Net sales	$18,721,000	$36,982,000	98%

Net sales increased 98% to $36,982,000 for the year ended December 31, 2007, from $18,721,000 for the year ended December 31, 2006. The increase in sales was due primarily to a larger billable customer base and, to a lesser extent, is also attributable to higher average customer billings. The primary driver of higher sales was the Company’s significantly larger average monthly subscriber base in 2007, which increased by 86% when compared to the average monthly subscriber base in 2006. New Motion ended 2007 with approximately 840,000 subscribers, compared to 380,000 at the end of 2006. New Motion also experienced a 5% year-over-year improvement in one of its key operating metrics, Average Revenue Per User, or ARPU. An increase in ARPU suggests that the Company is more efficiently billing its customer base and that the average price for a monthly subscription is higher. This does reflect the change in the Company’s product mix to higher subscription price points in 2007, compared to the Company’s product mix in 2006.

The growth in the Company’s subscriber base is directly attributable to the higher level of selling and marketing expense in 2007 when compared to 2006. The 5% improvement in 2007’s ARPU was offset by the Company’s May 2007 acquisition of Katazo subscribers. The billing rates on these subscribers tend to be lower than the rates charged to the Company’s new and existing subscribers, resulting in a lower ARPU metric than would have been the case without the Katazo subscribers. Although the Company is booking Katazo-related revenue in line with its estimates, it is forecast that the Company’s improvement in 2007 ARPU over 2006 would have been approximately 12%, if the impact from the Katazo subscribers was eliminated.

As a result of management’s efforts to diversify the Company’s product portfolio, our 2007 product mix consisted of a number of brands from each of the Company’s four product groups, Casual Games, Interactive Contests, Digital Music and Communities & Lifestyles. This 2007 diversified product mix is in contrast to the 2006 product mix, which consisted primarily of our Music Trivia product and RingtoneChannel offerings.

Cost of Sales
	Years Ended December 31,		Percent Change
	2006	2007

Cost of sales	$597,000	$5,014,000	740%

Cost of sales increased 740% to $5,014,000 for the year ended December 31, 2007, from $597,000 for the year ended December 31, 2006. The increase in cost of sales is generally attributable to the Company’s higher sales activity and higher subscriber volumes in 2007. The increase in cost of sales is also due to our White Label sales in 2007. White Label sales have a significant cost of sales component because they involve revenue share arrangements with the Company’s White Label partners. However, the cost of sales associated with White Label sales is offset by lower customer acquisition costs, as the Company does not need to incur marketing expense to acquire these customers. Cost of sales in 2007 also included approximately $385,000 of amortization related to the Katazo acquisition, which did not exist in 2006.

Gross Profit

	Years Ended December 31,		Percent Change
	2006	2007

Gross profit	$18,124,000	$31,968,000	76%

Gross profit increased 76% to $31,968,000 for the year ended December 31, 2007, from $18,124,000 for the year ended December 31, 2006. Our gross profit margin decreased to 86% for the year ended December 31, 2007, from 97% for the year ended December 31, 2006. This decrease in gross profit margin year-over-year is due to sales of the Company’s lower margin White Label services in 2007, compared to no White Label sales in the comparative period, as well as the presence of other cost of sales components, such as those related to Bid4Prizes, that did not exist a year ago.

Selling and Marketing

	Years Ended December 31,		Percent Change
	2006	2007

Selling and marketing	$11,971,000	$24,991,000	109%

Selling and marketing expense increased 109% to $24,991,000 for the year ended December 31, 2007, from $11,971,000 for the year ended December 31, 2006. As a percentage of net sales, selling and marketing expense increased to 68% for the year ended December 31, 2007, compared to 64% for the year ended December 31, 2006. The absolute increase in selling and marketing expense on a year-over-year basis is due to our customer acquisition activities. For the year ended December 31, 2007, approximately $12.2 million, or 50%, of our selling and marketing expense was attributable to the purchase of customer acquisition services from Traffix, compared to zero a year ago. On February 4, 2008, we consummated a merger with Traffix. Please see the description of the merger with Traffix which is included elsewhere in this report.

General and Administrative

	Years Ended December 31,		Percent Change
	2006	2007

General and administrative	$4,679,000	$12,476,000	167%

General and administrative expense increased 167% to $12,476,000 for the year ended December 31, 2007, from $4,679,000 for the year ended December 31, 2006. As a percentage of net sales, general and administrative expense increased to 34% for the year ended December 31, 2007 compared to 25% for the year ended December 31, 2006. Although all categories of general and administrative expense increased in the current period, the most prominent drivers of the 2007 increase in general and administrative expense, when compared to 2006, includes higher spending on professional services and stock-based compensation expense. The Company also experienced an increase in payroll expense, as it increased its full time equivalent headcount to 78 at December 31, 2007, compared to 38, at December 31, 2006. Overall, this higher level of general and administrative expenses are due to our greater level of sales and operational activity and are also the result of expenses associated with our public company status.

Income (Loss) Before Provision (Benefit) for Income Taxes and Minority Interest
	Years Ended December 31,		Percent
	2006	2007	Change

Income (loss) before provision (benefit) for income taxes and minority interest	$1,385,000	$(5,069,000)	*
* not meaningful

The Company’s income (loss) before provision (benefit) for income taxes decreased to a loss of $(5,069,000) for the year ended December 31, 2007 from an income of $1,385,000 for the year ended December 31, 2006. The Company’s income (loss) before provision (benefit) for income taxes and minority interest margin decreased to negative (15)% for the year ended December 31, 2007 compared to 7% for the year ended December 31, 2006. This decrease in pretax income as a percentage of net sales is the result of increased spending on customer acquisition and higher levels of general and administrative expense, as discussed above.

Net Income (Loss)
	Years Ended December 31,		Percent Change
	2006	2007

Net income (loss)	$677,000	$(4,149,000)	*
* not meaningful

Net income (loss) decreased to a loss of $(4,149,000), or ($0.37) per share, for the year ended December 31, 2007, compared to net income of $677,000, or $0.09 per share, for the year ended December 31, 2006. The Company’s net income margin decreased to a negative (11)% for the year ended December 31, 2007 compared to 4% for the year ended December 31, 2006 as a result of the combination of the factors discussed above. The Company’s income tax benefit was $1,203,000 for the year ended December 31, 2007, compared to a provision for income taxes of $708,000 for the year ended December 31, 2006. Minority interest of $283,000 for the year ended December 31, 2007 represents the change in the Company’s joint venture partner’s claim on MECC’s net tangible assets during 2007.

Liquidity and Capital Resources

As of December 31, 2007, the Company had cash and cash equivalents of approximately $7,612,000, marketable securities of approximately $2,838,000 and a working capital balance of approximately $14,041,000. As of December 31, 2006, the Company had cash and cash equivalents of approximately $544,000 and a working capital balance of approximately $694,000. The Company’s positive cash balance results primarily from financing activities. In the first quarter of 2007, the Company received gross proceeds of $20 million from the sale of capital stock to institutional investors and other accredited investors.

New Motion believes that its existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund minimum working capital and capital expenditure needs for at least the next twelve months. The extent of the Company’s future capital requirements will depend on many factors, including its results of operations. If the Company’s cash from operations is less than anticipated or its working capital requirements or capital expenditures are greater than it expects, or if the Company expands its business by acquiring or investing in additional technologies, it may need to raise additional debt or equity financing. The Company is continually evaluating various financing strategies to be used to expand its business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. The inability to obtain additional debt or equity financing, if required, could have a material adverse effect on the Company’s operations.

Cash Flows

The Company currently satisfies its working capital requirements primarily through the issuance of debt and equity securities, supplemented by cash from operations. Cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2006 and 2007 are summarized in the following table:

	Years Ended December 31,
	2006	2007
Operating Activities	$931,000	$(5,210,000)
Investing Activities	(200,000)	(5,184,000)
Financing Activities	(537,000)	17,462,000
Net change in cash	$194,000	$7,068,000

Cash Provided By (Used In) Operating Activities

New Motion’s cash requirements are principally for working capital. For the year ended December 31, 2007, cash used in operating activities was $5,210,000, compared to cash provided by operating activities of $931,000 for the year ended December 31, 2006. The Company’s operating cash flows result primarily from cash received from its aggregator customers, offset by cash payments the Company makes for products and services, including sales and marketing expenses, employee compensation and consulting fees. Cash received from aggregator customers generally corresponds to net sales.

Cash Used In Investing Activities

For the year ended December 31, 2007, cash used in investing activities was $5,184,000, compared to $200,000 for the year ended December 31, 2006. The Company’s investing cash flows correspond with purchases of fixed assets with cash and cash flows related to acquisitions. In the second quarter 2007, the purchase of the Katazo assets from Opera totaled $970,000 in cash. The purchase of the Mobliss assets during the year ended December 31, 2007, was financed through the issuance of the IVG Note. During the year ended December 31, 2007, the Company also made capital expenditures relating to investment in our technology infrastructure, computer equipment and furniture and fixtures.

Cash Provided By (Used In) Financing Activities

For the year ended December 31, 2007, cash provided by financing activities was $17,462,000, compared to cash used in financing activities of $537,000 for the year ended December 31, 2006. Cash from financing activities result from issuances of stock, issuance and repayment of notes payable and payments on capital lease obligations.

On January 19, 2007, New Motion entered into an Asset Purchase Agreement with IVG, pursuant to which it purchased from IVG certain specified assets of Mobliss. In exchange for the assets specified in the Asset Purchase Agreement, New Motion issued IVG a convertible promissory note in the initial principal amount of $500,000, with an aggregate maximum principal amount of up to $2,320,000. The IVG Note bore interest at the rate of five percent per annum accruing from the initial issuance of the IVG Note and matured on the earlier of November 30, 2007 or 30 days after delivery by IVG of written notice to us demanding payment. As a result of the assignment of one of the cellular carrier connection contracts listed in the Asset Purchase Agreement, on January 26, 2007, the Company increased the principal amount of the IVG Note by $580,000 to $1,080,000. On February 26, 2007, the Company repaid $500,000 of the IVG Note.

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

In accordance with the Heads of Agreement, New Motion is required to pay a fee for management services rendered by the joint venture equal to 10% of the revenue generated from the assets New Motion acquired from IVG, up to the purchase price paid under the Asset Purchase Agreement, or $1,080,000. This management fee is to be fully paid by June 30, 2008.

New Motion made an advance payment on the management fee of $500,000 on March 12, 2007, and made another, final, advance payment of $500,000 on September 4, 2007. As of the end of the fourth quarter of 2007, New Motion is evaluating, in conjunction with IVG, services and content to be offered by MECC.

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

On February 4, 2008, New Motion completed the transactions contemplated by the Agreement and Plan of Merger executed on September 26, 2007 by and among New Motion, NM Merger Sub and Traffix pursuant to which Merger Sub merged with and into Traffix. As a result of the Merger, Traffix became a wholly-owned subsidiary of New Motion. The Merger was approved by the stockholders of each of New Motion and Traffix on January 31, 2008. In consideration for the Merger, shareholders of Traffix received approximately 0.676 shares of common stock of New Motion for each share of Traffix common stock. In the aggregate, New Motion issued approximately 10,409,000 shares of New Motion stock to Traffix shareholders. In addition, under the terms of the Merger Agreement, a stock option to purchase shares of Traffix converted into and became an option to purchase New Motion common stock, and New Motion assumed such option in accordance with the terms of the stock option plan or agreement under which that option was issued, subject to an option exchange ratio calculated in accordance with the Merger Agreement.

Contractual Obligations and Off Balance Sheet Arrangements

At December 31, 2007 and December 31, 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

The following table shows the Company’s future commitments for future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year and future commitments under employment agreements, as of December 31, 2007:

	Operating Leases	Employment Agreements		Total Contractual Obligations
2008	$598,000	$916,000	(a)	$1,514,000
2009	304,000	425,000	(a)	729,000
2010	26,000	-		26,000
2011	2,000	-		2,000
	$930,000	$1,341,000		$2,271,000

(a) Reflects a reduction in future commitments as a result of the departure of the Company’s Chief Operating Officer (See Note 14, “Subsequent Events,” in the Company’s notes to the consolidated financial statements).

Due to the payment terms of the carriers requiring in excess of 60 days from the date of billing or sale, New Motion utilizes factoring facilities offered by its aggregators. This factoring feature allows for payment of 70% of the prior month's billings 15 to 20 days after the end of the month. For this feature, New Motion pays an additional fee of 2.5% to 5% of the amount factored. For the year ended December 31, 2007, the gross amount of invoices subject to factoring totals approximately $35,496,000. The total factored amount of these invoices equals approximately $22,358,000. As of December 31, 2007, New Motion had reserves and allowances of approximately $565,000 against these factored amounts. This compares to $19,818,000 of gross invoices subject to factoring for year ended December 30, 2006, of which the total factored amount of these invoices equaled approximately $11,724,000. This factoring facility is offered on a recourse basis. Gross sales for each month are reported net of any of these factoring fees. New Motion believes that the reserve established against the accounts receivable balance is adequate to cover any credits and charge backs from the carrier and that New Motion will not be required to repay any amounts to the aggregator.

Acquisition of Traffix, Inc. and Formation of Atrinsic, Inc.

On February 4, 2008, New Motion completed its merger with Traffix, a performance based online marketing company, pursuant to a merger agreement entered into by the companies on September 26, 2007. As a result of the closing of the transaction, Traffix became a wholly owned subsidiary of New Motion. Immediately following the consummation of the merger, Traffix stockholders owned approximately 45% of the capital stock of New Motion, on a fully-diluted basis. Each issued and outstanding share of Traffix common stock was converted into the right to receive approximately 0.676 shares of New Motion common stock based on the capitalization of both companies on the closing date of the merger. Effective the date of the close of the merger, New Motion commenced trading on The NASDAQ Global Market under the symbol “NWMO.”

In February, 2008, our newly comprised board of directors approved management’s combined company operating budget to assist in the integration and reorganization of the combined enterprise arising from the recently completed merger. Management intends to integrate both companies by maximizing certain operational efficiencies, while also positioning the group for sustained, profitable growth, as a leader in the mobile entertainment and performance-based online marketing industry. Also in February, the board of directors unanimously approved a change in our name from New Motion, Inc. to Atrinsic, Inc. (“Atrinsic”), subject to shareholder approval.

Overview of Atrinsic

New Motion, Inc., doing business as Atrinsic, is one of the fastest growing digital advertising and entertainment networks in the United States. Atrinsic brings together the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies, creating a fully integrated vehicle for both entertainment content and brand-based and performance advertising. Entertainment content is organized into four strategic services – digital music, casual games, sweepstakes, and communities and lifestyles. Brands include Altnet, a mobile legal music download service featuring original artists, GatorArcade, a premium online and mobile gaming site, Bid4Prizes, a low-bid mobile auction game, and iMatchUp, one of the first integrated web-mobile dating services. Feature-rich advertising services include a mobile ad network, extensive search capabilities, e-mail marketing, one of the largest and growing publisher networks, and proprietary entertainment content. Headed by a team of Internet, new media, entertainment and technology professionals, Atrinsic is headquartered in New York with offices in Irvine, CA, Seattle, WA, and Moncton, Canada.

The Business of Atrinsic

Our business model is focused on utilizing Internet media and the latest in mobile entertainment to generate revenue through premium billed subscriptions and online advertising. As a result of the combination of New Motion, a mobile entertainment company, and Traffix, a performance-based online marketing company, we are positioned to leverage the growing convergence trend of online and mobile media and to vertically integrate the marketing and distribution activities of Traffix with the subscription-based business of New Motion.

As a combined entity, Atrinsic is organized into two divisions: Atrinsic Networks and Atrinsic Entertainment. Atrinsic Networks offers a mobile and online advertising platform. This performance network offers access to customers through search, affiliate marketing, mobile advertising, email and highly targeted display advertising – all of which allows us to provide added value to advertisers and publishers. Atrinsic Entertainment combines Traffix’s content and promotional online assets with New Motion’s successful site and product portfolio. These online and mobile Entertainment products are organized around our four strategic service lines, digital music, casual games, interactive content and communities and lifestyles. We expect to continue to expand our portfolio of products, services and websites and to improve the quantity and quality of the content accessed by users and subscribers by incorporating best practices across our entire portfolio of products.

Atrinsic Networks - Full Service Online Marketing and Distribution

Our online marketing and distribution assets provide customers with a full range marketing alternatives, which includes our wholly owned content network, affiliate marketing services, search engine marketing and optimization and list management – for both email and mobile mediums.

Our wholly owned content network comprises a portfolio of content driven web properties across a range of categories including music, games, lifestyle and interactive contests. This set of sites currently generates approximately 25 million unique visitors per month, in addition to numerous pay per click campaigns.

Our affiliate marketing service comprises an online marketplace of more than 6,000 independent publishers who distribute internal and third party offers. The affiliate marketing group manages the online marketing mix for clients on a pay for performance basis via display advertisements and lead generation across a diverse set of industry verticals. The growth in our affiliate marketing activities has been driven by advertiser demand for measurable results.

Our search engine marketing service is built on a pay per click model. We also offer search engine optimization, giving clients access to organic search engine results, which is one of the most popular mediums on which to advertise websites.

Our list management service includes targeted access to both email addresses and mobile phone numbers. Through online registrations, we capture email and cell phone addresses on free and paid for websites, which allows us to aggregate a large amount of email and mobile data. In addition to utilizing these lists for internal direct to consumer offers, we serve clients through our list management business.

Atrinsic Entertainment - Direct to Consumer Product

We have a diverse portfolio of products and sites promoted “direct to consumer” and centered around four key areas: interactive contests; casual games; communities and lifestyles; and digital music. We are focused on selectively increasing our services portfolio with high-quality, innovative applications. This growing portfolio of mobile entertainment and Internet media services are based primarily on internally generated content, augmented by licensed identifiable content, such as games, ringtones, wallpapers and images from third parties to whom we pay a licensing fee, generally on a per-download basis. The monthly end user subscription fees for our wireless entertainment products and services generally range from $3.99 to $9.99.

Our primary interactive contests product is Bid4Prizes, a low-bid mobile auction game. According to Nielsen Mobile’s Premium SMS Report, Bid4Prizes accounted for 50% of the total revenue in the entire U.S. Premium SMS market in the third quarter of 2007. Our casual games portfolio features GatorArcade and our communities and lifestyles group includes iMatchup, a growing social network destination that ties together web and mobile media with subscriptions billed to the phone. Our digital music portfolio includes MP3Giveaway.

Atrinsic’s Business Strategy

Our business strategy involves increasing our profitability by offering a large number of diverse, segmented products through a unique distribution network in the most cost effective manner possible. To achieve this goal, we plan to pursue the following objectives.

Leverage the Cross Media Benefits of the Merger with Traffix. One of our strategic objectives is to leverage the cross media benefit from the combination of New Motion and Traffix. New Motion’s premium-billed subscriptions allow Atrinsic to integrate and to leverage Traffix’s online and New Motion’s mobile distribution channels to deliver compelling media and entertainment. The advantage of the fixed Internet is that from a marketing expense standpoint, the cost of customer acquisitions is generally determinable. In addition, the Internet is full of free content that is advertisement supported and the Internet also allows for the delivery of rich media over broadband. The advantage of mobile media is that it already has a well established customer activation and customer retention capability and is accessible and portable for those using it to access content. Our cross media strategy seamlessly enables our subscriber to realize true convergence. Atrinsic enables subscribers to interact with our content at work, at home or on a remote basis.

Vertically Integrate and Expand Distribution Options. As a result of the merger with Traffix, we are already beginning to see the benefits of margin expansion through vertical integration. We now own a large library of wholly owned content, proprietary premium billed services, and our own media and distribution. By allocating a large proportion of the marketing that the Atrinsic entertainment groups engage in through Atrinsic’s own marketing and distribution networks, we expect to generate cost savings through the elimination of third-party margins. These cost savings are expected to result in lower customer acquisition costs on the Network and Entertainment sides of the business. We also expect to continue to enhance our distribution channels by expanding existing channels to market and sell our products and services online and explore alternative marketing mediums. We also expect, with limited modification, to market and sell our existing online-only content directly to wireless customers. Finally, we expect to continue to drive a portion of our consumer traffic directly to our proprietary products and services without the use of third-party media outlets and media publishers.

Multiple Revenue Streams and Advertiser Networks. The merger with Traffix is expected to result in less customer concentration and more diversification of the combined company’s revenue streams. Atrinsic will continue to generate recurring revenue streams from a subscription-based business model, which is targeted at end user mobile subscribers. Atrinsic will also have the traditional revenue streams inherent in Traffix’s performance-based Internet business model, which is targeted to publishers and advertisers. Further revenue diversification is expected to result from the larger distribution reach of the combined company, and of the opportunity to generate ad revenue across the combined company’s portfolio of web properties.

Publish High-Quality, Branded Entertainment Content. We believe that publishing a diversified portfolio of the highest quality, most innovative applications is critical to our business. We intend to continue to develop innovative and sought-after content and intend to continue to devote significant resources to the development of high-quality, innovative products, services and Internet storefronts. The U.S. consumer’s propensity to use the fixed internet to acquire, redeem and use mobile entertainment products is unique. In this regard, we aim to provide complementary services between these two high-growth media channels. We also expect to continue to create Atrinsic-branded applications, products and services, which typically generate higher margins. In order to enhance the Atrinsic brand, and the brands of its products, we plan to continue building brands through product and service quality, subscriber, customer and carrier support, advertising campaigns, public relations and other marketing efforts.

Gain Scale Through Select Acquisitions. As demonstrated with our acquisition of Traffix, we believe there may be future opportunities to acquire other companies or products, where appropriate, to take advantage of the growth opportunities in the online advertising and mobile entertainment industries.

Pro Forma Financial Data

New Motion has acquired all of the outstanding common shares of Traffix in accordance with the merger agreement. The following unaudited pro forma condensed combined financial statements are based on the historical consolidated financial statements of New Motion and Traffix, after giving effect to the acquisition of Traffix by New Motion, using the purchase method of accounting and applying the assumptions and adjustments described in the accompanying notes.

The unaudited pro forma condensed combined statements of operations for the year ended December 31, 2007 is presented as if the acquisition had occurred on January 1, 2007. The unaudited pro forma condensed combined balance sheet is presented as if the acquisition had occurred on December 31, 2007. You should read this information in conjunction with the accompanying notes to the consolidated financial statements included herewith.

The pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the merger had been completed on the dates indicated, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable and do not take into account anticipated operating efficiencies and costs savings resulting from the merger.

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

New Motion, Inc.
Unaudited Pro Forma Consolidated Balance Sheet
(In thousands)

	New Motion December 31, 2007 Historical	Traffix December 31, 2007 Historical	Acquisition Adjustments		Pro Forma Combined

Assets
Current assets:
Cash and cash equivalents	$7,612	$10,760	$-		$18,372
Marketable securities	2,838	17,585	-		20,423
Accounts receivable, net	8,389	12,657	-		21,046
Other receivable	722	-	-		722
Prepaid income tax	780	-	-		780
Deferred income taxes	451	305	-		756
Prepaid expenses and other	325	787	-		1,112
Total current assets	21,117	42,094	-		63,211

Property, plant & equipment, net	860	1,934	-		2,794
Goodwill	-	10,009	(10,009	)(c)	70,506
			70,506	(c)
Intangible assets, net	599	2,450	(2,450	)(b)	55,141
			54,542	(b)
Acquisition costs, net	1,023	-	-		1,023
Deferred income taxes	307	1,166	(1,166)		307
Deposits and other assets	57	-	-		57
Total assets	$23,963	$57,653	$111,423		$193,039

Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable	$3,257	$5,729	$2,000	(a)	$10,986
Short-term notes payable and line of credit	99	-	-		99
Income taxes payable	-	1,825	-		1,825
Accrued expenses	3,720	5,021	4,041	(d)	12,782
Total current liabilities	7,076	12,575	6,041		25,692

Notes payable	22	-	-		22
Deferred income taxes	-	-	2,302	(c)	2,302
Minority interest	283	-	-		283
Total liabilities	7,382	12,575	8,343		28,299

Stockholders' equity:
Common stock	120	15	(15	)(e)	224
			104	(e)
Additional paid-in-capital	19,583	43,477	(43,477	)(e)	167,637
			148,054	(a)(e)
Accumulated deficit	(3,083)	-	-		(3,083)
Accumulated other comprehensive income (loss)	(38)	1,586	(1,586	)(e)	(38)
Total stockholders' equity	16,582	45,078	103,080		164,740
Total liabilities and stockholders' equity	$23,963	$57,653	$111,423		$193,039

New Motion, Inc.
Unaudited Pro Forma Consolidated Statement of Operations
(In thousands, except share and per share data)
	New Motion Year Ended December 31, 2007	Traffix Year Ended December 31, 2007	Acquisition Adjustments		Pro Forma Combined

Net sales	$36,982	$89,663	$(12,219	)(f)	$114,426
Cost of sales	5,014	64,060	(5	)(g)	69,069
Gross profit	31,968	25,603	(12,214)		45,357

Operating expenses:
Selling and marketing	24,991	2,990	(12,219	)(h)	15,762
General & administrative	12,476	19,766	132	(i)	32,374
Other operating expenses	-	(10)	-		(10)
	37,467	22,746	(12,087)		48,126

Operating income (loss)	(5,499)	2,857	(127)		2,769

Other income (expense):
Other income (expense)	(34)	(25)	-		(59)
Realized gains on marketable securities	-	38	-		38
Interest income and dividends	464	1,174	-		1,638

Income (loss) before income taxes and minority interest	(5,069)	4,044	(127)		(1,152)

Provision for income taxes	(1,203)	2,986	(51	)(j)	1,732

Net income (loss) before minority interest	(3,866)	1,058	(76)		(2,884)

Minority interest	283	48	-		331

Net income (loss)	$(4,149)	$1,010	$(76)		$(3,215)

Pro Forma earnings per share:
Basic	$(0.37)				$(0.15)
Diluted	$(0.37)				$(0.15)

Pro forma weighted average shares used in the computation of net earnings per share:
Basic	11,331,260		10,409,358	(k)	21,740,618
Diluted	11,331,260		10,409,358	(k)	21,740,618

Basis of Pro Forma Presentation
On September 26, 2007, New Motion and Traffix entered into a definitive merger agreement in a transaction to be accounted for using the purchase method of accounting. The total estimated purchase price of approximately $150.2 million is comprised of New Motion common shares.

The unaudited pro forma condensed combined balance sheet is presented to give effect to New Motion’s acquisition of Traffix as if the transaction had been consummated on December 31, 2007. The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2007 is presented as if the transaction had been consummated on January 1, 2007. The unaudited pro forma condensed combined balance sheet provides for the issuance of approximately 10,409,538 New Motion common shares, based upon an exchange ratio of 0.676072 New Motion common shares for each outstanding share of Traffix common stock.

Under the purchase method of accounting, the total consideration was approximately $150.2 million, which includes the issuance of New Motion common stock valued at approximately $147.6 million and the assumption of the Traffix stock option plan, valued, under the treasury method, at approximately $605,000. New Motion estimates that its transaction costs related to this merger, including legal fees, investment banking fees, due diligence expenses, filing and printing fees, will be approximately $2 million. The estimated value of the common stock was calculated using the average New Motion common stock price two days before and after the merger announcement. The average stock price used to calculate the purchase price was $14.80.

Purchase Price Allocation
Pursuant to the purchase method of accounting, the total estimated purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their respective fair values as of December 31, 2007. Any differences between the fair value of the total consideration issued and the fair value of the assets acquired, including a preliminary allocation for identifiable intangibles arising from the transaction, and liabilities assumed will be recorded as goodwill. Since these unaudited pro forma condensed combined financial statements have been prepared based on preliminary estimates of fair values attributable to the merger, the actual amounts recorded for the merger may differ materially from the information presented. New Motion’s management has engaged an independent third party valuation firm to determine the fair value of the amortizable identifiable intangible assets at the date the merger was consummated. These current allocations are subject to change pending further review of the fair value of the assets acquired and liabilities assumed as well as the impact of potential restructuring activities and actual transaction costs. Additionally, the fair value of assets acquired and liabilities assumed may be materially impacted by the results of Traffix’s operations up to the closing date of the merger.

New Motion has engaged an independent third party valuation firm to determine the fair value of the amortizable identifiable intangible assets when the merger is consummated. The actual purchase price allocation, including allocation of the purchase price to specific identifiable intangibles and liabilities assumed, and the resulting goodwill, is dependant upon a number of factors, including the impact of potential restructuring activities, actual transaction costs and the stock price volatility of New Motion. Additionally, the fair value of assets acquired and liabilities assumed are affected by the results of Traffix’s operations up to the closing date of the merger.

The following table summarizes the Company’s preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed on December 31, 2007 (in thousands).

Tangible assets:
Cash and cash equivalents	$10,760
Marketable securities	17,585
Accounts receivable – trade, net	12,657
Prepaid and other current assets	1,092
Property and equipment, net	1,934

Liabilities:
Accounts payable	(5,729)
Accrued expenses	(5,020)
Income taxes payable	(1,825)
Accrued restructuring costs - preliminary estimate	(4,041)
Deferred taxes payable - long term	(2,302)

Identified intangibles:
Software	1,447
Trade name / trademark	48,826
Customer list	1,011
License agreement	1,218
Non compete agreement	2,040
Goodwill	70,506

Total purchase price	$150,159

Goodwill represents business benefits the Company anticipates realizing in future periods The following table details the lives of the identified intangibles:

Life (years)
Software	10.0
Trade name / trademark	Infinite
Customer list	1.5
License agreement	9.0
Non compete agreement	5.0

Pro Forma Adjustments
The following pro forma adjustments are included in the unaudited pro forma consolidated combined statement of operations and unaudited pro forma balance sheet:

As of / For The Year Ended December 31, 2007
(in thousands)
(a) To record acquisition costs as accounts payable and reduction in paid-in capital	$2,000

(b) Adjustments to intangible assets (in thousands):

To eliminate Traffix intangible assets from previous acquisitions	$(2,450)
To record intangible assets related to the merger with Traffix	54,542
Total	$52,092

(c) Adjustments to goodwill:

To eliminate Traffix goodwill from previous acquisitions	$(10,009)
To record goodwill related to the merger with Traffix, including a $2.3 million deferred tax liability related to identifiable intangibles	70,506
Total	$60,497

(d) Adjustment to accrued liabilities:

Deal costs	$1,550
Employee severance cost	41
Relocation - office move	250
Abandoned rent	1,100
Other	1,100
Total	$4,041

(e) Adjustments to stockholders' equity (in thousands):

To eliminate Traffix additional paid in capital	$(43,477)
To eliminate Traffix common stock-par value	(15)
To eliminate Traffix accumulated other comprehensive income	(1,586)
To record New Motion common stock-par value	104
To record New Motion common stock-additional paid in capital	150,054
Total	$105,080

(f) Adjustment to eliminate Traffix historical sales made to New Motion:

To eliminate Traffix sales made to New Motion	$(12,219)

(g) Adjustment to cost of sales:

To eliminate Traffix historical amortization of intangibles	$(5)

(h) Adjustment to selling and marketing expense:

To eliminate New Motion selling and marketing expense paid to Traffix	$(12,219)

(i) Adjustment to general and administrative expense (in thousands):

To record amortization of acquired intangibles	$1,362
To eliminate Traffix historical amortization of intangibles	(1,000)
To adjust for Mr. Shwartz’s employment contract renegotiation	(405)
To adjust for Ms. Swenson’s annual salary	175
$132

(j)    To record the adjustment to income tax expense for the merger adjustments. Variance in the effective tax rates from the 34% federal statutory rate primarily result from the effect of state income taxes and estimated permanent differences.

(k)   The pro forma number of shares used in per share calculations reflects the weighted average of New Motion's common shares for each period presented combined with the number of common shares New Motion will issue to Traffix common stockholders in the merger.

Risk Factors

Investing in the Company’s common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this report before purchasing the Company’s common stock. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is unaware of, or that it currently deems immaterial, also may become important factors that affect the Company. If any of the following risks occur, the Company’s business, financial condition, cash flows and/or results of operations could be materially and adversely affected. In that case, the trading price of the Company’s common stock could decline, and stockholders are at risk of losing some or all of the money invested in purchasing the Company’s common stock.

New Motion has a limited operating history in an emerging market, which may make it difficult to evaluate the company’s business.

New Motion’s commenced offering entertainment products and services directly to consumers in 2005. Accordingly, New Motion has a limited history of generating revenues, and its future revenue and income generating potential is uncertain and unproven based on its limited operating history. As a result of New Motion’s short operating history, and its existence during that time in the nascent and dynamically evolving mobile entertainment industry, it has limited financial data that can be used to develop trends and other historical based evaluation methods to project and forecast its business. Any evaluation of New Motion’s business and the potential prospects derived from such evaluation must be considered in light of the company’s limited operating history and discounted accordingly. Evaluations of New Motion’s current business model and the company’s future prospects must address the risks and uncertainties encountered by companies in early stages of development, that possess limited operating history, and that are conducting business in new and emerging markets that have yet to produce tangible business success accomplishments of significant magnitude.
The following is a list of some of the risks and uncertainties that exist in New Motion’s operating, and competitive marketing environment. To be successful, New Motion believes that it must:

-	maintain and develop new wireless carrier and billing aggregator relationships upon which the company’s business currently depends;
-
maintain a compliance based control system to render it’s products and services compliant with carrier and aggregator demands, as well as marketing practices imposed by private marketing rule makers, such as the Mobile Marketing Association (MMA), and to conform with the stringent marketing demands as imposed by various States’ Attorney Generals;

-	respond effectively to competitive pressures in order to maintain its market position;
-	increase brand awareness and consumer recognition to secure continued growth;
-	attract and retain qualified management and employees for the expansion of the operating platform;
-	continue to upgrade its technology to process increased usage and remain competitive with message delivery;
-	continue to upgrade its information processing systems to assess marketing results and customer satisfaction ;
-	continue to develop and source high-quality mobile content that achieves significant market acceptance;
-
maintain and grow its off-deck distribution (“off-deck” refers primarily to services delivered through the Internet, which are independent of the carriers own product and service offers), including such distribution through its web sites and third-party direct-to-consumer distributors;

-
obtain the financial resources necessary to execute its business plan when such financing may be difficult and/or more expensive to obtain, especially in a period of slowed economic growth in the United States; and

-	execute its business and marketing strategies successfully.

If New Motion is unable to address these risks, and respond accordingly, its operating results may not meet its publicly forecasted expectations, and/or the expectations as derived by its investors, which could cause the price of its common stock to decline.

New Motion’s business relies on wireless carriers and aggregators to facilitate billing and collections in connection with its entertainment products sold and services rendered. The loss of, or a material change in, any of these relationships could materially and adversely affect New Motion’s business, operating results and financial condition.

During the fiscal year ended December 31, 2007, New Motion generated the majority of its revenues from the sale of its products and services directly to consumers which are billed through wireless aggregators and carriers. New Motion billed approximately 87% of its revenue during fiscal 2007 through a single aggregator. New Motion expects that it will continue to bill a significant portion of its revenues through a limited number of aggregators for the foreseeable future, although these aggregators may vary from period to period. In a risk diversification and cost saving effort, New Motion has established a direct billing relationship with a carrier that mitigates a portion of its revenue generation risk as it relates to aggregator dependence; conversely this risk is replaced with internal performance risk regarding New Motion’s ability to successfully process billable messages directly with the carrier.

New Motion’s aggregator agreements are not exclusive and generally have a limited term of less than three years with automatic renewal provisions upon expiration in the majority of the agreements. These agreements set out the terms of the company’s relationships with the carriers, and provide that either party to the contract can terminate such agreement prior to its expiration, and in some instances, terminate without cause.
Many other factors exist that are outside of New Motion’s control and could impair its carrier relationships, including:
-	a carrier’s decision to suspend delivery of New Motion’s products and services to its customer base;
-	a carrier’s decision to offer its own competing entertainment applications, products and services;
-	a carrier’s decision to offer similar entertainment applications, products and services to its subscribers for price points less than New Motions offered price points, or for free;
-	a network encountering technical problems that disrupt the delivery of, or billing for, the company’s applications;
-
the potential for concentrations of credit risk embedded in the amounts receivable from the aggregator should any one, or group if aggregators encounter financial difficulties, directly or indirectly, as a result of the current period of slowed economic growth currently affecting the United States; or

-	decision to increase the fees it charges to market and distribute the company’s applications, thereby increasing its own revenue and decreasing New Motion’s share of revenue.

If one or more of these wireless carriers decides to suspend the offering of off-deck applications, New Motion may be unable to replace such revenue source with an acceptable alternative, within an acceptable time frame. This could cause the company to lose the capability to derive revenue from those subscribers, which could materially harm its business, operating results and financial condition.

New Motion depends on third-party internet and telecommunications providers, over whom it has no control, for the conduct of its network business. Interruptions in these services caused by one of the providers could have an adverse effect on revenue and securing alternate sources of these services could significantly increase expenses and cause significant interruption to both its network and entertainment business.

New Motion depends heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, in operating its network services. These companies may not continue to provide services to New Motion without disruptions in service, at the current cost or at all. The costs associated with any transition to a new service provider would be substantial, requiring the reengineering of computer systems and telecommunications infrastructure to accommodate a new service provider to a allow for a rapid replacement and return to normal network operations. This process would be both expensive and time-consuming. In addition, failure of the Internet and related telecommunications providers to provide the data communications capacity in the time frame required by New Motion could cause interruptions in the services New Motion provides across all of its business activities. In addition to service interruptions arising from third-party service providers, unanticipated problems affecting New Motion’s proprietary internal computer and telecommunications systems have the potential to occur in future fiscal periods, and could cause interruptions in the delivery of services, causing a loss of revenue and related gross margins, and the potential loss of customers, all of which could materially and adversely affect the company’s business, results of operations and financial condition.

New Motion may be unable to successfully keep pace with the rapid technological changes that may occur in the wireless communication, internet and e-commerce arenas which would adversely affect its business operations.

To remain competitive, New Motion must continually monitor, enhance and improve the responsiveness, functionality and features of its services, offered both in its entertainment and network activities. Wireless network and mobile phone technologies, the Internet and the online commerce industry in general are characterized by rapid innovation and technological change, changes in user and customer requirements and preferences, frequent new product and service introductions requiring new technologies to facilitate commercial delivery, as well as the emergence of new industry standards and practices that could render existing technologies, systems and/or business methods obsolete in future fiscal periods. New Motion’s success in its entertainment activities will depend, in part, on its ability to license or internally develop leading technologies that address the increasingly sophisticated and varied needs of prospective consumers, and respond to technological advances and emerging industry standards and practices on a timely-cost-effective basis. Website and other proprietary technology development entails significant technical and business risks, including the significant cost and time to complete development, the successful implementation of the application once developed, and time period for which the application will be useful prior to obsolescence. There can be no assurance that New Motion will use internally developed or acquired new technologies effectively or adapt existing websites and operational systems to customer requirements or emerging industry standards. If New Motion is unable, for technical, legal, financial or other reasons, to adopt and implement new technologies on a timely basis in response to changing market conditions or customer requirements, its business, prospects, financial condition and results of operations could be materially adversely affected.

New Motion may not be able to comply with the adoption of newly created laws and governmental regulation of the internet industry and new restrictions for internet use may increase New Motion’s cost of doing business.

As a direct-to-consumer marketing company, New Motion is subject to a variety of federal, state and local laws and regulations designed to protect consumers that govern certain of its marketing practices, all as more fully set forth in the company’s periodic reports filed pursuant to the Securities Exchange Act of 1934 under the heading “Business - Government Regulation.”

New Motion relies exclusively on the Internet for all of its revenue generating activities. In the event that the marketing preferences of advertisers change such that advertisers reduce the amount they spend on internet advertising and digital marketing solutions, New Motion’s financial results could be adversely impacted.

Companies doing business on the Internet must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising or digital marketing if they perceive the Internet to be trending towards a limited or ineffective marketing medium. Any shift in marketing budgets away from Internet advertising spending or digital marketing solutions could directly, materially and adversely affect New Motion’s network business, as well as its entertainment business, with both having a materially negative impact on the company’s results of operations and financial condition.

New Motion’s success depends on its ability to continue forming relationships with other Internet and interactive media content, service and product providers.

The Internet includes an ever-increasing number of businesses that offer and market consumer products and services. These entities offer advertising space on their websites, as well as profit sharing arrangements for joint effort marketing programs. New Motion expects that with the increasing number of entrants into the Internet commerce arena, advertising costs and joint effort marketing programs will become extremely competitive. This competitive environment might limit, or possibly prevent New Motion from obtaining profit generating advertising or reduce the company’s margins on such advertising, and reduce the company’s ability to enter into joint marketing programs in the future. If New Motion fails to continue establishing new, and maintain and expand existing, profitable advertising and joint marketing arrangements, New Motion may suffer substantial adverse consequences to its financial condition and results of operations. Additionally, New Motion, as a result of its acquisition of Traffix, now has a significant economic dependence on the major search engine companies that conduct business on the Internet; such search engine companies maintain ever changing rules regarding scoring and indexing their customers marketing search terms. If New Motion can not effectively monitor the ever changing scoring and indexing criteria, and affectively adjust its search term applications to conform with such scoring and indexing, New Motion could suffer a material decline in its search term generated acquisitions, correspondingly reducing its ability to fulfill its clients marketing needs. This would have an adverse impact on the company’s revenues and profitability.

The demand for a portion of New Motion’s network services may decline due to the proliferation of “spam” and the expanded commercial adoption of software designed to prevent its delivery.

New Motion’s business may be adversely affected by the proliferation of "spam" or unwanted internet solicitations. In response to the proliferation of spam, Internet Service Providers ("ISP's") have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as those delivered by New Motion. New Motion cannot assure you that the number of ISP's and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of New Motion’s network, as well as its entertainment service activities. In the case that one or more of these technologies, or software applications, realize continued and/or widely increased adoption, demand for New Motion’s services could decline in response. During the fiscal year ended December 31, 2007 Traffix, New Motion’s recently acquired subsidiary (see financial statements – “Subsequent Events”) recognized a decline in a component of its network activity revenue attributable to email marketing of approximately 60% when compared to the year ended December 31, 2006. New Motion believes that such decline is the result of the factors mentioned above, and such decline may continue at higher rates in future fiscal periods.

New Motion has no intention to pay dividends on its equity securities.

New Motion’s recently acquired subsidiary, Traffix, had paid dividend of $0.08 per share on its common stock for its last 18 fiscal quarters prior to the acquisition. It is New Motion’s current, and long-term intention that it will use all cash flows to fund operations and maintain excess cash requirements for the possibility of potential future acquisitions. Future dividend declarations, if any, will result from New Motion’s reversal of its current intentions, and would depend on New Motion’s performance, the level of its then current and retained earnings and other pertinent factors relating to its financial position. Prior dividend declarations should not be considered as an indication for the potential for any future dividend declarations.

New Motion faces intense competition in the marketing of its entertainment services and its network based clients’ products.

The development, distribution and sale of wireless entertainment applications is a highly competitive business. In both its entertainment services and network services, New Motion competes primarily on the basis of marketing acquisition cost, brand awareness, consumer penetration and carrier and distribution depth and breadth, as specific to its entertainment services.

New Motion considers its primary entertainment business competitors to be Buongiorno, Playphone, Dada Mobile, Acotel, Glu Mobile, Cellfish (Lagadere), Jamster (Fox), Hands on Mobile and Thumbplay. In its network business, New Motion considers Azoogle, Value Click, Miva, Kowabunga! (Think Partnership), Right Media, Aptimus and Blue Lithium to be its primary competitors. In the future, likely competitors may include other major media companies, traditional video game publishers, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. Wireless carriers may also decide to develop and distribute their own similar on-deck wireless entertainment applications, products and services and as such they might refuse to, or limit the distribution of some or all of New Motion’s applications or may deny New Motion access to all or part of their networks.

New Motion also competes for experienced and talented employees from the same domestic labor pool as its competitors.

Some of New Motion’s competitors’ advantages include the following:
-	substantially greater revenues and financial resources;
-	stronger brand names, broader distribution networks and enhanced consumer recognition;
-	the capacity to leverage their marketing expenditures across a broader portfolio of wireless and non-wireless products;
-	pre-existing and long standing relationships with marquee brand holders;
-	deeper resources, both financial and otherwise, to effectively execute on acquisition identification, closing and integration; and
-	broader geographic presence potentially allowing for entrance into new markets, both domestically and internationally.

If New Motion is not as successful as its competitors in executing on its strategy in targeting new markets, increasing customer penetration in existing markets, executing on marquee brand alignment, and/or effectively executing on business level accretive acquisition identification and successful closing and post acquisition integration, New Motion’s sales could decline, its margins could be negatively impacted and it could lose market share, any and all of which could materially harm its business prospects, and potentially have a negative impact on its share price.

New Motion is dependent on its key personnel for managing its business affairs. The loss of their services could materially and adversely affect the conduct and the continuation of the company’s business.

New Motion is and will be highly dependent upon the efforts of the members of its management team, particularly those of its Chief Executive Officer, Burton Katz, its President, Andrew Stollman, its Chief Operating Officer, Raymond Musci and its Chief Financial Officer, Daniel Harvey. The loss of the services of Messrs. Katz, Stollman, Musci or Harvey may impede the execution of New Motion’s business strategy and the achievement of its business objectives. New Motion can give you no assurance that it will be able to attract and retain the qualified personnel necessary for the development of its business. New Motion’s failure to recruit key personnel or its failure to adequately train, motivate and supervise its existing or future personnel will adversely affect its operations.

New Motion has been named as a defendant in litigation, either directly, or indirectly through its merger/acquisition of Traffix, Inc., with the outcome of such litigation being unpredictable; a materially adverse decision in any such matter could have a material adverse affect on New Motion’s financial position and results of operations.

New Motion from time to time is named as a defendant in litigation matters, as described under "Legal Proceedings" in the company’s periodic reports filed pursuant to the Securities Exchange Act of 1934. The defense of these claims may divert financial and management resources that would otherwise be used to benefit the company’s operations. Although New Motion believes that it has meritorious defenses to the claims made in each and all of the litigation matters to which it has been a named party, whether directly or indirectly, and intends to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to it. A materially adverse resolution of any of these lawsuits could have a material adverse affect on its financial position and results of operations.

New Motion is subject to market fluctuation and debt repayment risk of marketable securities investment portfolio

New Motion maintains an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time depending on market conditions and other factors. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the potential for an economic downturn in the United States as a result of the current “sub-prime mortgage” problems and the potential of related fiscal difficulties that may be faced by some of the municipalities, educational institutions and companies in which we have investments, our investment portfolio could become impaired by the failure of such entities to repay principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions.

New Motion expects to record a significant amount of goodwill and other intangible assets in connection with its merger with Traffix, which may result in significant future charges against earnings if the goodwill and other intangible assets become impaired.

In the accounting of the merger with Traffix, New Motion expects to allocate and record a large portion of the purchase price paid in the merger to goodwill and other intangible assets. Under SFAS No. 142, New Motion must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect New Motion’s results of operations in future periods.

The integration of Traffix with New Motion following the merger may divert managements’ attention away from the day-to-day business of New Motion and negatively impact the combined business.

The merger of Traffix and New Motion involves the integration of two companies that have previously operated independently with principal offices in two distinct locations. The combined company will be required to devote significant management attention and resources to integrate the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and accordingly, its stock price. Even if New Motion and Traffix were able to integrate their business operations successfully, there can be no assurance that this integration will result in the realization of all of the synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.

New Motion may be impacted by the affects of a slow down of the United States economic environment and potential recession.

The majority of the New Motion client audience are comprised of individuals dispersed throughout the United States that will be directly, and negatively impacted by increased mortgage payments, foreclosures and other factors arising out of a recessionary economy, and the results of the sub-prime mortgage problems, that restrict disposable income that is expended on our products and services. Should current expectations of a looming recession become fiscal fact, New Motion could be materially and adversely affected by reductions in revenue, and the corresponding negative impact on results of operations and financial condition.

New Motion depends on a limited number of applications, products and services for a significant portion of its revenue.

New Motion derives a significant portion of its revenue from a limited number of applications. In fiscal 2007 and 2006, the Company generated approximately 19% and 26%, respectively, of its revenue from its Ringtone applications and approximately 33% and 70%, respectively of its revenue from its Trivia applications. As a percentage of New Motion’s net revenue for the year ended December 31, 2007, Bid4Prizes (“Interactive Contests”) generated approximately 40% of the company’s net revenue and Gator Arcade (“Games”) 21%. New Motion expects to continue to derive a substantial portion of its revenues from Bid4Prizes and Gator Arcade and a limited number of other applications in the foreseeable future. Due to this dependence on a limited number of applications, the failure to achieve anticipated results with any one of these key applications may harm the Company’s business. Additionally, if New Motion cannot develop new applications that are as successful as its Bid4Prizes application, its future revenues could be limited and its business will suffer.

New Motion will become subject to more stringent reporting and disclosure requirements as a result of its merger with Traffix, which could harm the combined company’s business.

As a result of the completion of the merger with Traffix, the combined company will qualify as an “accelerated filer” for reporting purposes under the Securities Exchange Act of 1934, which requires the Company to file periodic reports and other documents on an accelerated timetable. Also, as a result of the merger, New Motion will no longer qualify as a small business issuer in subsequent reporting periods, and will be subject to more expanded and burdensome disclosure requirements with respect to any future reports or other documents filed with the Securities and Exchange Commission. Additionally, the merger significantly increases the complexity of the internal controls over financial reporting that the combined company will need, and significantly more resources will be required to ensure that these controls remain effective. Accordingly, as a result of the merger, the combined company will be subject to substantially more stringent and burdensome reporting and disclosure requirements, and complying with these requirements could be expensive and time consuming and could require significant management attention, which could substantially increase the Company’s expenses and harm its business.

The requirements of the Sarbanes-Oxley act, including section 404, are burdensome, and New Motion’s failure to comply with them could have a material adverse affect on the company’s business and stock price.

Effective internal control over financial reporting is necessary for New Motion to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires New Motion to evaluate and report on its internal control over financial reporting beginning with the Company’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. New Motion’s independent registered public accounting firm will need to annually attest to the Company’s evaluation, and issue their own opinion on the Company’s internal control over financial reporting beginning with the Company’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2008. The process of complying with Section 404 is expensive and time consuming, and requires significant management attention. New Motion cannot be certain that the measures it will undertake will ensure that the Company will maintain adequate controls over its financial processes and reporting in the future. Furthermore, if New Motion is able to rapidly grow its business, the internal controls over financial reporting that the Company will need will become more complex, and significantly more resources will be required to ensure that its internal controls over financial reporting remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm New Motion’s operating results or cause the Company to fail to meet its reporting obligations. If New Motion or its auditors discover a material weakness in the Company’s internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in New Motion’s financial statements and harm the Company’s stock price. In addition, non-compliance with Section 404 could subject the Company to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in the Company’s common stock, which would further reduce the Company’s stock price.

Item 7. FINANCIAL STATEMENTS

NEW MOTION, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Motion, Inc.

We have audited the accompanying consolidated balance sheet of New Motion, Inc. and consolidated variable interest entity as of December 31, 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Motion, Inc. and consolidated variable interest entity as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Windes & McClaughry
Windes & McClaughry Accountancy Corporation
Irvine, California
March 31, 2008

NEW MOTION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
(in thousands, except share and per share amounts)

December 31,
2007
ASSETS
CURRENT ASSETS
Cash and equivalents	$7,612
Marketable securities	2,838
Accounts receivable, net of allowance for doubtful accounts of $565	8,389
Other receivable	722
Prepaid income taxes	780
Prepaid expenses and other	325
Deferred income taxes	451
21,117

PROPERTY AND EQUIPMENT	860

OTHER ASSETS
Acquisition costs, net	1,023
Deposits and other assets	57
Deferred income taxes – non current	307
Intangible assets	599
1,986

TOTAL ASSETS	$23,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,257
Accrued expenses	3,720
Short term notes payable	89
Line of credit	10
7,076
LONG TERM LIABILITIES
Notes payable	22

Minority interest in consolidated joint venture	283

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
Common stock, par value $0.01, 100,000,000 authorized, 12,021,184 issued and outstanding	120
Additional paid-in capital	19,583
Accumulated other comprehensive loss	(38)
Retained earnings	(3,083)
16,582

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,963

The accompanying notes are an integral part of these consolidated statements.

NEW MOTION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,
(in thousands, except share and per share amounts)

	2006	2007
NET SALES	$18,721	$36,982

COST OF SALES	597	5,014

GROSS PROFIT	18,124	31,968

EXPENSES
Selling and marketing	11,971	24,991
General and administrative	4,679	12,476
	16,650	37,467

INCOME (LOSS) FROM OPERATIONS	1,474	(5,499)

OTHER EXPENSE (INCOME)
Interest income	(14)	(464)
Interest expense	14	22
Other expense, net	89	12
	89	(430)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND MINORITY INTEREST	1,385	(5,069)

PROVISION (BENEFIT) FOR INCOME TAXES	708	(1,203)

INCOME (LOSS) BEFORE MINORITY INTEREST	677	(3,866)

MINORITY INTEREST, NET OF INCOME TAXES	-	283

NET INCOME (LOSS)	$677	$(4,149)

NET INCOME (LOSS) PER SHARE:

Basic	$0.09	$(0.37)
Diluted	$0.09	$(0.37)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	7,263,688	11,331,260
Diluted	7,263,688	11,331,260

The accompanying notes are an integral part of these consolidated statements.

NEW MOTION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31,
(in thousands, except share and per share amounts)

	2006	2007
NET INCOME (LOSS)	$677	$(4,149)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss on available-for-sale securities, net of income tax benefit of $24	-	(38)

COMPREHENSIVE INCOME (LOSS)	$677	$(4,187)

The accompanying notes are an integral part of these consolidated statements.

NEW MOTION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JANUARY 1, 2006 TO DECEMBER 31, 2007
(in thousands, except share amounts)

										Accumulated	Retained
									Additional	Other	Earnings
	Series A		Series B		Series D		Common		Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Total
Balance at January 1, 2006	-	-	-	-	-	-	7,263,688	$73	$(63)	$-	$389	$399

Stock-based compensation expense	-	-	-	-	-	-	-	-	147	-	-	147
Net income	-	-	-	-	-	-	-	-	-	-	677	677
Balance at December 31, 2006	-	-	-	-	-	-	7,263,688	73	84	-	1,066	1,223

Financing costs related to
reverse acquisition of MPLC	-	-	-	-	-	-	-	-	(682)	-	-	(682)
Issuance of Series A Preferred
(See Note 8)	1	-	-	-	-	-	-	-	3,500	-	-	3,500
MPLC Common Exchange (See
Note 8)	-	-	-	-	-	-	250,000	3	(3)	-	-	-
Issuance of Series B Preferred
(See Note 8)	-	-	650	-	-	-	-	-	6,500	-	-	6,500
Issuance of Series D Preferred
(See Note 8)	-	-	-	-	8,333	1	-	-	9,999	-	-	10,000
Equity issuance costs related to
issuance of preferred stock	-	-	-	-	-	-	-	-	(1,566)	-	-	(1,566)
Value of warrants issued
(See Note 11)	-	-	-	-	-	-	-	-	57	-	-	57
Reverse Split and conversion
(See Note 8)	(1)	-	(650)	-	(8,333)	(1)	4,166,658	42	(41)	-	-	-
Conversion of IVG Note
(See Note 3)	-	-	-	-	-	-	172,572	1	592	-	-	593
Issuance of shares for odd lot
rounding after Reverse Split (See Note 8)	-	-	-	-	-	-	112,578	1	(1)	-	-	-
Exercise of stock options	-	-	-	-	-	-	55,688	-	27	-	-	27
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,117	-	-	1,117
Unrealized loss on investments, net of tax benefit of $24	-	-	-	-	-	-	-	-	-	(38)	-	(38)
Net loss	-	-	-	-	-	-	-	-	-	-	(4,149)	(4,149)
Balance at December 31, 2007	-	$-	-	$-	-	$-	12,021,184	$120	$19,583	$(38)	$(3,083)	$16,582

The accompanying notes are an integral part of these consolidated statements.

NEW MOTION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(in thousands)

	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$677	$(4,149)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Allowance for doubtful accounts	228	(698)
Depreciation and amortization	25	1,349
Stock-based compensation expense	147	1,117
Deferred income taxes	183	(1,149)
Minority interest in net income of consolidated joint venture, net of income tax	-	283
Changes in operating assets and liabilities:
Accounts receivable	(2,388)	(4,164)
Other receivable	-	(722)
Prepaid income taxes	(578)	(202)
Prepaid expenses	(124)	(148)
Deposits and other assets	(5)	(10)
Accounts payable	2,129	387
Accrued expenses	637	2,896
Net Cash Provided By (Used In) Operating Activities	931	(5,210)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for Mobliss transaction	(123)	(1,048)
Purchase of property and equipment	(77)	(266)
Acquisition of Katazo assets	-	(970)
Purchase of marketable securities	-	(3,000)
Proceeds from sale of marketable securities	-	100
Net Cash Used In Investing Activities	(200)	(5,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of warrants	-	57
Issuance of stock	-	18,461
Expenditures for equity financing	(213)	(469)
Line of credit	-	10
Repayment of notes payable	(324)	(597)
Net Cash Provided By (Used In) Financing Activities	(537)	17,462

NET CHANGE IN CASH AND CASH EQUIVALENTS	194	7,068
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	350	544
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$544	$7,612
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$(20)	$(22)
Cash (paid) refunded for taxes, net of refunds of $0 and taxes paid of $56	$(949)	$145
Non-cash financing and investing disclosure (certain non-cash transactions are disclosed in the financial statement footnotes)
Acquisition of intangible assets by issuance of note payable	$-	$(580)
Acquisition of equipment by issuance of note payable	$-	$(708)
Extinguishment of note payable and accrued interest upon conversion of note payable into common stock	$-	$593

The accompanying notes are an integral part of these consolidated statements.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Background and History

Background
New Motion, Inc. (“New Motion” or the “Company”) is a digital entertainment company headquartered in Irvine, California. The Company provides a wide range of digital entertainment products and services, using the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies. The Company’s product and service portfolio includes contests, games, ringtones, screensavers and wallpapers, trivia applications, fan clubs and voting services, blogs and information services. New Motion’s business is focused on services in the following categories within one operating segment — digital music, casual games, interactive contests and communities and lifestyles. These services consist of a broad array of properties, including Bid4Prizes, a low-bid mobile auction game and GatorArcade, a premium online and mobile gaming site. Other brands include iMatchup, a mobile dating service and MP3Giveaway, a digital music site. New Motion focuses on selectively increasing its application portfolio with high-quality, innovative applications. New Motion’s growing portfolio of applications and services are based primarily on internally generated content, such as Bid4Prizes and GatorArcade. Internally generated content generates the majority of the Company’s revenue. The Company also licenses some identifiable content, such as ringtones, wallpapers and images from third parties to whom it generally pays a licensing fee on a per-download basis. The Company generates revenue on a subscription basis. The monthly end user subscription fees for the Company’s wireless entertainment products and services generally range from $3.99 to $9.99.

History
New Motion, Inc., formerly known as MPLC, Inc., and prior to MPLC, Inc. as The Millbrook Press, Inc. was incorporated under the laws of the State of Delaware in 1994. Until 2004, the Company was a publisher of children’s nonfiction books for the school and library market and the consumer market under various imprints. As a result of market factors, and after an unsuccessful attempt to restructure its obligations out of court, on February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut (the “Bankruptcy Court”). After filing for bankruptcy, the Company sold its imprints and remaining inventory and by July 31, 2004, had paid all secured creditors 100% of amounts owed. At this point in time, the Company was a “shell” company with nominal assets and no material operations. Beginning in January 2005, after the Bankruptcy Court’s approval, all pre-petition unsecured creditors had been paid 100% of the amounts owed (or agreed) and all post petition administrative claims submitted had been paid. In December 2005, $0.464 per eligible share was available for distribution and was distributed to stockholders of record as of October 31, 2005. The bankruptcy proceedings were concluded in January 2006 and no additional claims were permitted to be filed after that date.

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

On October 24, 2006, New Motion (then known as MPLC, Inc.) and certain stockholders entered into a Common Stock Purchase Agreement with Trinad Capital Master Fund, Ltd. (“Trinad”), pursuant to which New Motion agreed to redeem 23,448,870 shares of New Motion’s common stock from existing stockholders and sell an aggregate of 69,750,000 shares of New Motion’s common stock, representing 93% of New Motion’s issued and outstanding shares of common stock, to Trinad in a private placement transaction for aggregate gross proceeds of $750,000.

On January 19, 2007, New Motion Mobile entered into an agreement with Index Visual & Games, Ltd. (“IVG”) to purchase certain specified assets of Mobliss, a provider of proprietary applications, delivery systems, and platforms for wireless devices. In return for these assets, New Motion Mobile issued to IVG a convertible promissory note (the “IVG Note”). Mobliss has direct networking and billing connectivity with carriers for executing large-scale SMS campaigns and distributing mobile content to a wide array of mobile devices across multiple carrier networks in the U.S. and Canada. The primary strategic objective of this purchase was to allow New Motion to more efficiently manage its business and operations by enabling it to directly bill and collect from mobile carriers, thus eliminating the fees associated with using third party billing processors and expediting the collection of open carrier receivables. This purchase is expected to enable New Motion to better serve its customers and end users by expediting the time in which it reacts to changes in the marketplace. During the fourth quarter of 2007, New Motion allocated a portion of Cingular / AT&T new subscriber message traffic onto the acquired assets and developed technology, and expects to continue to allocate Cingular / AT&T traffic, at a manageable rate, through this system.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Also on January 19, 2007, New Motion Mobile entered into an agreement with IVG to create an Asian-themed mobile entertainment portal, the first major endeavor of its kind in the North American off-deck arena. This new direct-to-consumer service provides an opportunity for New Motion to tap into a new market with Asian-themed content, delivering sophisticated mobile products. The joint venture was registered under the name The Mobile Entertainment Channel Corporation (“MECC”) and was established to assist New Motion in expanding its service offerings by partnering with IVG, a leading global player in the interactive games and mobile space. As of the end of 2007, New Motion was evaluating services and content to be offered by MECC.

In February, 2007, New Motion Mobile completed an exchange transaction (the “Exchange”) pursuant to which it merged with a publicly traded company, MPLC, Inc., so that New Motion Mobile became a publicly traded company. In connection with the Exchange, MPLC, Inc. (now called New Motion, Inc.) raised gross proceeds of approximately $20 million in equity financing through the sale of its Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

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

On April 1, 2007, New Motion entered into a Binding Letter of Intent (the “LOI”) with Opera Telecom USA (“Opera”) pursuant to which the Company purchased: (1) the domain name www.katazo.com, (2) website html code and graphics, (3) access to a content management system, (4) a subscriber list, and (5) prepaid short codes. New Motion purchased the assets for $970,000 in cash. The closing of the asset purchase occurred on May 25, 2007. New Motion is actively operating the acquired Katazo assets and maintaining the respective websites, and is continuing to generate revenue from these assets.

In accordance with the terms of the IVG Note, on June 15, 2007, IVG converted all outstanding principal and accrued interest on the IVG Note into 172,572 shares of common stock at a conversion price of $3.44 per share, the fair market value of the Company’s stock on the date of issuance of the IVG Note.

On September 26, 2007, New Motion executed a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Traffix, and NM Merger Sub, a Delaware corporation and wholly-owned subsidiary of New Motion (“Merger Sub”), pursuant to which the Merger Sub would merge with and into Traffix, the separate existence of Merger Sub would cease, and Traffix would continue as the surviving corporation in the merger, thus becoming a wholly-owned subsidiary of New Motion (the “Merger”).

On February 4, 2008, New Motion completed its merger with Traffix (see Note 14), pursuant to the Merger Agreement entered into by the companies on September 26, 2007. As a result of the closing of the transaction, Traffix became a wholly owned subsidiary of New Motion. Immediately following the consummation of the merger, Traffix stockholders owned approximately 45% of the capital stock of New Motion, on a fully-diluted basis. Each issued and outstanding share of Traffix common stock was converted into the right to receive approximately 0.676 shares of New Motion common stock based on the capitalization of both companies on the closing date of the merger. Effective the date of the close of the merger, New Motion commenced trading on The NASDAQ Global Market under the symbol “NWMO.” See Note 14, “Subsequent Events,” for details of the expected accounting treatment and purchase price allocation surrounding the Merger.

In February, 2008, the Company’s newly comprised board of directors approved management’s combined company operating budget to assist in the integration and reorganization of the combined enterprise arising from the recently completed merger. Management intends to integrate both companies by maximizing certain operational efficiencies, while also positioning the group for sustained, profitable growth, as a leader in the mobile entertainment and performance-based online marketing industry. Also in February, the board of directors unanimously approved a change in the Company’s name from New Motion, Inc. to Atrinsic, Inc. (“Atrinsic”), subject to shareholder approval.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies

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

Beginning in the first quarter of 2007, New Motion’s consolidated financial statements also include the accounts of its joint venture. On January 19, 2007, New Motion entered into a Heads of Agreement with IVG, setting forth the terms of the joint venture to distribute IVG content within North America and to manage and service the Mobliss assets acquired from IVG. In accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51,” the results of MECC have been consolidated with New Motion’s accounts because New Motion (i) currently controls the joint venture’s activities, (ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expects to fund the joint venture and absorb the expected losses for the foreseeable future. New Motion owns a 49% stake and IVG owns a 51% stake in the joint venture. As a result of the consolidation, the minority interest liability on New Motion’s balance sheet represents IVG’s interest in the operating results of the joint venture. See Note 3, “Transactions with IVG,” for further details of the MECC joint venture.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management are, among others, the recognition of revenue and related chargebacks and other credits, realizability of accounts receivable, recoverability of long-lived assets, valuation of stock options and deferred taxes. Actual results could materially differ from those estimates.

Segment Reporting
The Company has determined it operates in one operating segment. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker assesses the Company’s performance, and allocates its resources as a single operating segment.

Risks and Uncertainties
New Motion operates in industries that are subject to intense competition, government regulation and rapid technological change. New Motion’s operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an operating business, including the potential risk of business failure.

Fair Value of Financial Instruments
Except for marketable securities, the carrying amounts of current assets and liabilities are carried at historical value. Due to the relatively short maturity of these items, historical values are a reasonable estimate of their fair values. The carrying value of long term notes payable is equivalent to its fair value because the interest rate on these notes is comparable to prevailing market rates for similar debt securities. For more information concerning marketable securities, see Note 2, “Marketable Securities.”

Foreign Currency Risk
New Motion has conducted a small amount of sales activity in Australia which is collected by its billing partner in Australian currency and remitted to New Motion in the U.S. In addition, New Motion’s subsidiary in Australia conducted its business in its local currency. New Motion has experienced insignificant foreign exchange gains and losses to date without engaging in any hedging activities.

New Motion’s foreign operations’ functional currency is the applicable local currency. Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains and losses have historically been insignificant and, as a result, these gains or losses are reflected in the statement of operations rather than comprehensive income (loss).

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Business and Credit Risk
New Motion is currently utilizing several billing partners in order to provide content and subsequent billings to its customers. These billing partners, or aggregators, act as a billing interface between New Motion and the mobile phone carriers that ultimately bill New Motion’s end user subscribers. These partner companies have not had long operating histories in the U.S. or operations with traditional business models. These companies face a greater business risk in the market place, due to a constant evolving business environment that stems from the infancy of the U.S. mobile content industry.

The following table reflects the concentration of sales and accounts receivable with these billing aggregators:

	For the Years
	Ended December 31,
	2006	2007

Sales
Customer A	34%	6%
Customer B	6%	-%
Customer C	60%	87%
Other Customers	-%	7%

	As of	As of
	December 31,	December 31,
	2006	2007

Accounts receivable
Customer A	18%	6%
Customer B	11%	-%
Customer C	70%	81%
Other Customers	1%	13%

During the year ended December 31, 2007, we billed approximately 87% of our revenue through aggregation services provided by Motricity, Inc., formerly known as Goldpocket Wireless, Inc. (“Motricity”) and 6% of our revenue through aggregator Mobile Messenger Pty Ltd (“Mobile Messenger”). During the year ended December 31, 2006, we billed approximately 60% of our revenue through aggregation services provided Motricity and 34% of our revenue through aggregator Mobile Messenger. Management believes that other aggregators could provide the Company with similar services with little, if any, impact on the Company’s operations.

Marketable Securities
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance-sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of other comprehensive income and reported in stockholders’ equity. All of the Company’s marketable securities at December 31, 2007 have been classified as available for sale.

The fair value of substantially all securities is determined by quoted market prices. The Company’s marketable securities consist primarily of perpetual or long maturity date preferred stock, and thus are classified as equity securities available for sale and are included in current assets because the investments will likely be sold prior to maturity. The Company’s unrealized losses on investments at December 31, 2007 totaled $38,000, net of tax benefit of $24,000. The Company had no investments in securities at December 31, 2006. The Company had net realized losses on sales of securities totaling approximately zero for the year ended December 31, 2007.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investments in securities at December 31, 2007 were as follows:

	Aggregate Fair Value	Cost Basis	Unrealized Gain / (Loss)
Marketable equity securities	$2,838,000	$2,900,000	$(62,000)

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances. New Motion makes estimates for future refunds, charge backs or credits, and provides for these probable uncollectible amounts through a credit to a valuation allowance and a reduction of recorded revenues in the period for which the sale occurs based on analyses of previous rates and trends, which have historically varied between zero and 17% of gross revenue. This reserve is reconciled once a carrier remits total payment to the New Motion’s aggregator, who subsequently remits payments to New Motion, usually between 45 to 180 days after billing. Balances that are still outstanding and deemed uncollectible after management has performed this reconciliation are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

Due to the payment terms of the carriers requiring in excess of 60 days from the date of billing or sale, New Motion utilizes factoring facilities offered by its aggregators. This factoring feature allows for payment of 70% of the prior month's billings 15 to 20 days after the end of the month. For this feature, New Motion pays an additional fee of 2.5% to 5% of the amount factored. For the year ended December 31, 2007, the gross amount of invoices subject to factoring totals approximately $35,496,000. The total factored amount of these invoices equals approximately $22,358,000. As of December 31, 2007, New Motion had reserves and allowances of approximately $565,000 against these factored amounts. This compares to $19,818,000 of gross invoices subject to factoring for year ended December 30, 2006, of which the total factored amount of these invoices equaled approximately $11,724,000. This factoring facility is offered on a recourse basis. Gross sales for each month are reported net of any of these factoring fees. New Motion believes that the reserve established against the accounts receivable balance is adequate to cover any credits and charge backs from the carrier and that New Motion will not be required to repay any amounts to the aggregator.

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

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition
New Motion recognizes revenue from the sale or subscription of its applications to wireless subscribers under distribution agreements with wireless carriers and other distributors in the period in which the applications are purchased or over the period in which the applications are subscribed, assuming that: fees are fixed and determinable; we have no significant obligations remaining; and collection of the related receivable is reasonably assured. The Company makes estimates and creates reserves for future refunds, charge backs or credits in the period for which the sale occurs based on analyses of previous rates and trends, which have historically varied between zero and 17% of gross revenue. This reserve is reconciled once a carrier remits total payment to the Company’s aggregator, who subsequently remits payment usually 45 to 180 days after billing. Management reviews the revenue by carrier on a monthly basis and gross billings on a daily basis to identify unusual trends that could indicate operational, carrier or market issues which could lead to a material misstatement in any reporting period. Additionally, on a weekly basis, management monitors cash settlements made by carriers to the aggregators. New Motion’s policy is to record differences between recognized revenues and actual revenue in the next reporting period once the actual amounts are determined. To date, differences between estimates and ultimate reconciled revenues have not been significant.

Revenue earned from certain aggregators may not be reasonably estimated. In these situations, New Motion’s policy is to recognize revenue upon the receipt of a carrier revenue report, which usually is received just prior to actual cash collection (i.e., on a cash basis). These revenue amounts are not significant.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising and Marketing Expense
New Motion expenses advertising and marketing costs as incurred. For the years ended December 31, 2006 and 2007, advertising and marketing expenses were $11,971,000 and $24,991,000, respectively.

Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income. For the year ended December 31, 2007, the Company’s accumulated other comprehensive loss consisted of unrealized losses on marketable securities, net of applicable taxes.

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

New Motion's estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that New Motion estimated. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financials statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. Under the Interpretation, the financial statements must reflect expected future tax consequences of these positions presuming the taxing authorities' full knowledge of the position and all relevant facts. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

New Motion and its subsidiaries file income tax returns in the U.S., Australia and California. New Motion is subject to U.S. and Australia federal examinations and California state examinations by tax authorities. The statute of limitations for 2005 and 2006 in all jurisdictions remains open and are subject to examination by tax authorities.

New Motion adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, New Motion did not recognize any liability for unrecognized tax benefits. New Motion does not have any unrecognized tax benefits as of December 31, 2007.

New Motion does not have any highly certain timing differences where the deduction is certain, but the timing is not. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. New Motion also has no unrecognized tax benefits in the balance at December 31, 2007, that if recognized, would impact the effective tax rate.

New Motion recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties accrued as of either January 1, 2007, or as of December 31, 2007.

For the year ended December 31, 2007, New Motion has a benefit for income taxes of approximately $1,203,000. This represents a tax benefit for New Motion of $1,494,000, offset by a tax provision of $291,000 for its consolidated joint venture entity, MECC. For year ended December 21, 2006, New Motion had a provision for income taxes of approximately $708,000.

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

New Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact SFAS No. 161 may have its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which we refer to as SFAS No. 160. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008, however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company will adopt SFAS No. 160 in our fiscal year ending December 31, 2009. However, the Company is currently evaluating the impact of SFAS No. may have its consolidated financial statements.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. SFAS No. 141(R) will not impact any historical balances or acquisitions completed prior to December 31, 2008. However for acquisitions occurring after January 1, 2009, the Company will be required to expense all acquisition related costs in the period in which they occur, which historically have been included in goodwill.

In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. FAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. New Motion does not expect adoption of FAS 159 will have a material impact on our consolidated results of operations or financial position.

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

NOTE 3 – Transactions with IVG

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

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the Heads of Agreement, New Motion is required to pay a fee for management services rendered by the joint venture equal to 10% of the revenue generated from the assets New Motion acquired from IVG, up to the purchase price paid under the Asset Purchase Agreement, or $1,080,000. This management fee is to be fully paid by June 30, 2008.

New Motion made an advance payment on the management fee of $500,000 on March 12, 2007, and made another, final, advance payment of $500,000 on September 4, 2007. As of the end of the fourth quarter of 2007, New Motion is evaluating, in conjunction with IVG, services and content to be offered by MECC.

New Motion’s condensed consolidated financial statements include the accounts of the MECC joint venture. In accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51,” the results of MECC have been consolidated with New Motion’s accounts because New Motion (i) currently controls the joint venture’s activities, (ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expects to fund the joint venture for the foreseeable future. The consolidation of MECC reflects the elimination of all intercompany transactions. MECC is reflected with the following balances in New Motion’s consolidated balance sheet at December 30, 2007: current assets of $859,000 and current liabilities of $291,000. MECC’s results are reflected in New Motion’s consolidated statement of operations for the year ended December 30, 2007, and all intercompany transactions have been eliminated. The resulting minority interest was $283,000, net of provision for income tax of $146,000 for the year ended December 31, 2007. The minority interest reflects New Motion’s joint venture partner’s portion of MECC’s net income or loss for the period.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – Purchase of Katazo Assets

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

	Allocation	Life (months)
Domain name	$1,000	Indefinite
Website code	5,000	Indefinite
Content management system	5,000	12
Subscriber list	949,000	18
Prepaid short codes (a)	10,000	5
	$970,000

(a) expensed as short code cost of sales

New Motion is actively operating the acquired Katazo assets and maintaining the respective websites, and is continuing to generate revenue from these assets.

NOTE 5 - Property and Equipment

Property and equipment consists of the following:

December 31,
2007

Computers and software applications	$1,019,000
Furniture and fixtures	135,000
1,154,000
Less: accumulated depreciation	(294,000)
$860,000

Depreciation expense for the years ended December 31, 2006 and 2007 totaled $25,000 and $260,000, respectively.

NOTE 6– Intangible Assets

New Motion’s intangible assets consist of a cellular carrier connection contract acquired pursuant to the Asset Purchase Agreement with IVG and a subscriber list and certain other Katazo assets acquired from Opera. The gross carrying amount of New Motion’s intangible assets totals $1,540,000 and as of December 31, 2007 the accumulated amortization applicable to the intangible assets was $941,000, resulting in a net carrying amount of $599,000. The amortizable intangible assets acquired are being amortized over periods of five to 18 months.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7–Note Payable and Line of Credit

In addition to the IVG Note, which was converted into New Motion’s common stock in June 2007 (see “Note 3 – Transactions with IVG”), New Motion also has a fully amortizable note payable due to Oracle for hardware and software purchases made on February 28, 2007 (“Oracle Note”). The term of the note is two years and interest charged there under is approximately 8% per annum. As of December 31, 2007, the principal balance of the Oracle note payable was approximately $111,000. In accordance with the terms of the Oracle Note, New Motion makes regular quarterly payments of principal and interest.

New Motion also has a line of credit with Merrill Lynch, with an available balance, as of December 31, 2007, of approximately $190,000. Total borrowings under the line of credit are approximately $10,000. In February 2008, the line of credit was retired and closed.

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

On May 2, 2007 MPLC filed an amendment to its restated certificate of incorporation with the Secretary of State of the State of Delaware, to change its corporate name to New Motion, Inc. from MPLC, Inc., to increase the authorized shares of common stock from 75 million to 100 million and to effect a 1-for-300 reverse stock split (the “Reverse Split”). These matters were approved by the requisite vote of the stockholders of the Company on March 15, 2007. As such, for comparative purposes, the 7,263,688 shares of outstanding common stock of the combined entity, after recapitalization and the 1-for-300 Reverse Split, has been retroactively applied to January 1, 2006 and consistently applied throughout all periods presented.

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

Pursuant to a registration rights agreement entered into on February 28, 2007, New Motion is required to file a registration statement with the SEC to register the common stock issued in connection with the conversion of the Series D Preferred Stock. New Motion is subject to payment of liquidated damages of one percent of the Series D aggregate purchase price if the registration statement is not filed within 75 days of the Series D financing, which closed on March 6, 2007, the date New Motion received the cash proceeds of the Series D financing. New Motion is subject to a further one percent liquidated damages payment for each 30-day period in which the registration statement has not been filed, up to a maximum of 12% of the Series D aggregate purchase price. New Motion filed a registration statement on Form SB-2 on May 16, 2007, to register the common stock issued in connection with the conversion of the Series D Preferred Stock along with certain other shares of common stock. Subsequently, on July 20, 2007, New Motion filed Amendment No. 1 to Form SB-2 in response to comments received from the SEC on its original filing. New Motion intends to further amend its registration statement, either on Form SB-2, or on another acceptable registration statement, to meet its obligations under the registration rights agreement. To date, the Company has not incurred any liquidated damages under the registration rights agreement.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On February 4, 2008, New Motion completed the transactions contemplated by the Merger Agreement executed on September 26, 2007 by and among New Motion, NM Merger Sub and Traffix, pursuant to which Traffix became a wholly-owned subsidiary of New Motion. Refer to Note 14 - “Subsequent Events” for further discussion.

NOTE 9 – Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes consists of the following components for the periods ended as follows:

	For the Year Ended
	December 31,
	2006	2007
Current:
Federal	$420,000	$(135,000)
State	105,000	80,000
Foreign	-	-

Total Current	525,000	(55,000)

Deferred:
Federal	141,000	(846,000)
State	42,000	(302,000)
Foreign	-	-

Total Deferred	183,000	(1,148,000)

Total Income Tax Provision	$708,000	$(1,203,000)

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The income tax effects of significant items comprising the Company's deferred income tax liabilities are as follows:

	For the Year Ended
	December 31,
	2006	2007
Deferred Tax Assets:
Allowance for Doubtful Accounts	$91,000	$225,000
Compensation Expense – NSOs	-	369,000
Professional Fee Accrual	22,000	24,000
State Taxes	36,000	-
Amortization	-	402,000
Net Operating Loss Carryforward	27,000	121,000
Unrealized Loss on Available-For-Sale Securities	-	25,000
Subtotal	176,000	1,166,000
Valuation Allowance	(27,000)	-
Total Deferred Tax Assets	149,000	1,166,000

Deferred Tax Liabilities:
Prepaid Expenses	(28,000)	(91,000)
Depreciation	(53,000)	(17,000)
Accrual to cash adjustments	(483,000)	(300,000)
Total Deferred Tax Liabilities	(564,000)	(408,000)

Net Deferred Tax Assets (Liabilities)	$(415,000)	$758,000

At December 31, 2007, the Company had available approximately $2.1 million of state net operating loss carryforward that may be applied against future state taxable income. The state net operating loss carryforward will expire in 2012. At December 31, 2006, the Company had available approximately $90,000 of Australian net operating loss carryforwards with a 100% valuation allowance as the ultimate utilization of these losses was uncertain. As of December 31, 2007, the Company's Australian entity was dissolved and both the net operating loss carryforward and related valuation allowance were relieved. As such, the valuation allowance decreased by $27,000 during the year ended December 31, 2007.

At December 31, 2007, the Company recorded a tax benefit of approximately $24,000 directly to other comprehensive income in relation to unrealized losses on available-for-sale securities.

A reconciliation of the Company’s income tax provision as compared to the tax provision for continuing operations is calculated by applying the statutory federal tax rate at 34% to the income from continuing operations before income taxes for the periods:

	For the Year Ended December 31,
	2006		2007
Computed expected income tax expense at statutory rate	$470,000	34.00%	$(1,723,000)	-34.00%
Permanent differences	65,000	4.70%	89,000	1.75%
State taxes, net of federal benefit	144,000	10.40%	(192,000)	-3.79%
Foreign rate differential	4,000	0.26%	-	0.00%
Amortization of goodwill	(2,000)	-0.13%	(2,000)	-0.03%
Change in valuation allowance	27,000	1.94%	(27,000)	-0.53%
Minority interest	-	0.00%	291,000	5.74%
Other	-	0.00%	361,000	7.14%
	$708,000	51.16%	$(1,203,000)	-23.72%

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FIN 48 Disclosure
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Unrecognized Tax Benefit - Opening Balance	$-
Gross increases - tax positions in prior period	-
Gross decreases - tax positions in prior period	-
Gross increases - tax positions in current period	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized Tax benefit – Ending Balance	$-

There are no tax benefits included in the balance of unrecognized tax benefits at December 31, 2007. There are also no tax benefits included in the balance of unrecognized tax benefits at December 31, 2007 that would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits, the Company accrued penalties of $0 and interest of $0 during 2007 and in total, as of December 31, 2007, has recognized a liability for penalties of $0 and interest of $0.

The Company’s unrecognized tax benefits are not anticipated to significantly increase or decrease within 12 months of December 31, 2007.

The Company is subject to taxation in the US and various states. The Company’s tax years for 2005 and 2006 are subject to examination by the tax authorities.

NOTE 10 – Earnings (Loss) Per Share

The computational components of basic and diluted earnings per share are as follows:

	For the Year Ended
	December 31,
	2006	2007
EPS Denominator:
Basic weighted average shares	7,263,688	11,331,260
Effect of dilutive securities	-	-
Diluted weighted average shares	7,263,688	11,331,260

EPS Numerator (effect on net income):
Basic weighted earnings	$677,000	$(4,149,000)
Effect of dilutive securities	-	-
Diluted earnings	$677,000	$(4,149,000)

Earnings per share:
Basic weighted average earnings	$0.09	$(0.37)
Effect of dilutive securities	-	-
Diluted weighted average earnings	$0.09	$(0.37)

For comparative purposes, the 7,263,688 shares of outstanding common stock of the Company, after the recapitalization in May 2007, has been retroactively and consistently applied throughout all periods presented for the purposes of earnings per share calculations.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common stock underlying outstanding options, convertible securities and warrants were not included in the computation of diluted earnings per share for the year ended December 31, 2007, because their inclusion would be antidilutive when applied to the Company’s net loss per share. For the year ended December 31, 2007, the Company’s weighted average shares outstanding includes the effects of (i) 1,200,000 common shares as of January 19, 2007, after the conversion of the Series A Preferred Stock, (ii) 1,300,000 common shares as of February 12, 2007, after the conversion of the Series B Preferred Stock, (iii) 250,000 common shares which were issued and outstanding shares of MPLC immediately prior to the Exchange as of February 12, 2007, (iv) 1,666,658 common shares as of March 6, 2007, after the conversion of the Series D Preferred Stock, (v) 172,572 common shares as of June 15, 2007, after the conversion of the IVG Note, (vi) 112,578 common shares issued for odd lot rounding in connection with the Reverse Split and (vii) 55,688 common shares issued pursuant to the exercise of an option grant as of September 27, 2007.

Under the treasury stock method, options to purchase 1,382,125 shares of common stock and warrants to purchase 232,436 shares of common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2007 because the Company had a net loss per share for the period.

Under the treasury stock method, options to purchase 1,131,683 shares of common stock and notes convertible into 20,465 shares of common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2006 because their exercise or conversion prices were greater than the then value of the common shares and therefore are antidilutive. Up until February 2007 there was no market for New Motion’s common stock because it was not a publicly traded entity. Thus, for purposes of determining the effect of dilutive securities under the treasury stock method, the value of the common stock for the year ended December 31, 2006 was determined to be less than the exercise and conversion prices of the options and convertible notes.

NOTE 11– Stock Based Compensation

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

2007 Plan
On February 16, 2007, New Motion’s board of directors approved the 2007 Stock Incentive Plan (the “2007 Plan”). On March 15, 2007, New Motion received, by written consent of holders of a majority of all classes of its common and preferred stock and the consent of the holders of a majority of New Motion’s common stock and preferred stock voting together and as a single class, approval of the 2007 Plan. Under the 2007 Plan, officers, employees and non-employees may be granted options to purchase New Motion’s common stock at no less than 100% of the market price at the date the option is granted. Incentive stock options granted under the 2007 Plan typically vest at the rate of 33% on the anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment or in the event of certain transactions, such as a merger of New Motion.

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

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option award during the year ended December 31, 2007 was estimated on the date of grant using a Black-Scholes valuation model that used the assumptions noted in the following table:

	September 2006	September 2006	February 2007	September 2007
	(Modification)	(Grant)	(Grant)	(Grant)
Shares underlying grants	110,408	7,624	443,700	25,000
Stock price	$1.17	$1.17	$6.00	$14.00
Strike Price	$0.48	$2.34	$6.00	$14.00
Maturity	7 years	7 years	7 years	7 years
Risk free interest rate	5%	5%	5%	5%
Volatility	86%	86%	86%	86%
Fair market value per share	$1.02	$0.82	$4.72	$11.01
Forfeiture rate	0%	0%	5%	5%

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

Although the Company determines stock option forfeiture rates based on the historical trends of its employees, unique one-time forfeitures or cancellations may not be factored into the calculation of the forfeiture rate.

Stock Options
Stock option activity under the 2005 Plan and 2007 Plan was as follows (amounts presented on a post-Reverse Split basis):

		Weighted-	Estimated
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at January 1, 2006	1,375,016	$0.50	$2,530,000
Granted	7,264	$2.34
Exercised	-	-
Forfeited or cancelled	(32,687)	$0.48
Outstanding at December 31, 2006	1,349,594	$0.51	$2,469,757
Exercisable at December 31, 2006	776,225	$0.50	$1,428,254

Outstanding at January 1, 2007	1,349,594	$0.51	$15,740,000
Granted	468,700	$6.47
Exercised (a)	(55,688)	$0.48
Forfeited or cancelled	(616,929)	$0.53
Outstanding at December 31, 2007	1,145,677	$2.94	$12,671,000
Vested or expected to vest at December 31, 2007	1,088,393	$2.94	$12,038,000
Exercisable at December 31, 2007	687,834	$1.32	$8,722,000

(a) New Motion received approximately $27,000 upon the exercise of these options

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31 2007, there was no stock option activity outside of the 2005 Plan and 2007 Plan. Future amortization of the fair value of options outstanding as of December 31, 2007, including options outside of the 2005 and 2007 Plans, is shown in the following table:

Fair Value to Be Amortized
2008	$828,000
2009	615,000
2010	45,000
$1,488,000

For the year ended December 31, 2007, $1,117,000, ($1,117,000 after tax) of compensation relating to options was recorded. No stock-based compensation costs were capitalized as part of the cost of an asset for any of the periods presented. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow. Prior to January 1, 2006, the Company would have reported the entire tax benefit related to the exercise of stock options as an operating cash flow if options had been exercised. There was no tax benefit from option exercises for year ended December 31, 2007.

For the year ended December 31, 2007, the company received $27,000 in proceeds from option exercises.

Grants Outside of Plan
In September 2006, the Company issued options to purchase 363,184 shares of the Company’s common stock to an executive of the Company. These options were issued outside of the Plan due to a limitation in the number of shares available under the Plan, and were issued at an exercise price of $2.34 with other terms similar to those issued under the Plan. There were no other options granted outside the Plan.

Awards granted outside the Plan are valued in the same manner as options granted under the Plan, including the methods of deciding upon the assumptions used in the Black-Scholes valuation. The fair value of the option award outside the Plan was estimated on the date of grant using a Black Scholes valuation model that used the assumptions noted in the following table:

September 2006
(Grant)
Shares underlying grants	363,184
Stock price	$1.17
Strike Price	$2.34
Maturity	7 years
Risk free interest rate	5%
Volatility	86%
Fair market value per share	$0.82
Forfeiture rate	0%

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity outside the Plan was as follows:

		Weighted-	Estimated
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at January 1, 2006	-	$-
Granted	363,184	$2.34	$-
Exercised	-	-
Forfeited or cancelled	-	$-
Outstanding at December 31, 2006	363,184	2.34	$-
Exercisable at December 31, 2006	-	-

Outstanding at January 1, 2007	363,184	$2.34	$4,468,000
Granted	-	$-
Exercised (a)	-	$-
Forfeited or cancelled	-	$-
Outstanding at December 31, 2007	363,184	$2.34	$4,468,000
Vested or expected to vest at December 31, 2007	363,184	$2.34	$4,468,000
Exercisable at December 31, 2007	161,415	$2.34	$1,882,000

Summary Option Information
The following table summarizes information concerning currently outstanding and exercisable stock options as of December 31, 2007:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

2005 Plan:
$0.48	669,713	8.0	$0.48	592,940	$0.48
$2.34	7,264	8.6	$2.34	3,228	$2.34

2007 Plan:
$6.00	406,200	9.1	$6.00	83,333	$6.00
$6.60	37,500	4.1	$6.60	-	$6.60
$14.00	25,000	9.7	$14.00	8,333	$14.00

Outside of Plans:
$2.34	363,184	8.7	$2.34	161,415	$2.34

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The fair values of each warrant issued during the period ended December 31, 2007 were estimated on the date of grant using a Black-Scholes valuation model that used the following assumptions:

	January 2007 Walker and SGE Warrants	February 2007 SMH Warrants
	(Grant)	(Grant)
Stock price	$3.44	$6.00
Strike Price	$3.44	$5.50
Maturity	5 years	5 years
Risk free interest rate	5%	5%
Volatility	86%	86%
Fair market value per share	$2.42	$4.31

The warrants issued during the year ended December 31, 2007 are fully vested and exercisable on the date of grant.

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

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company did not have any warrant activity prior to January 1, 2007. The following table summarizes information concerning currently outstanding and exercisable common stock warrants as of December 31, 2007:

Range of Exercise Prices	Warrants Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

$3.44	23,534	4.3	$3.44	23,534	$3.44
$5.50	290,909	4.4	$5.50	290,909	$5.50

Restricted Stock

On August 20, 2007, the Company entered into an employment agreement with Sue Swenson, pursuant to which Ms. Swenson became the Company’s Chief Operating Officer. In accordance with the terms of the employment agreement, Ms. Swenson was granted 75,000 shares of restricted stock out of the 2007 Plan. Upon her first anniversary with the Company, 40,000 of the restricted shares vest and on the second anniversary, the remaining 35,000 shares were to vest. The fair value of the Company’s common stock on August 20, 2007 was $16.40 per share, which was the Company’s closing stock price on the OTC Bulletin Board. The aggregate fair market value of the restricted stock grant on the date of issuance was $1,230,000. This total fair market value of the restricted stock was originally being amortized in accordance with its vesting schedule, and was included in the Company’s stock-based compensation expense for the periods presented.

On March, 18, 2008, the Company announced that Sue Swenson was departing as its Chief Operating Officer. As a result of Ms. Swenson’s departure, the 75,000 shares of restricted stock were forfeited because she did not meet the service requirement for vesting. In accordance with SFAS 123(R), the Company determined that no compensation cost should be recognized for Ms. Swenson’s restricted stock grant because none of the grant vested prior to forfeiture. The amount of stock compensation expense related to Ms. Swenson’s restricted stock in 2007 was $273,000, which the Company reversed during the year with a debit to equity and a corresponding credit to stock compensation expense.

NOTE 12 - Commitments and Contingencies

Litigation
In the normal course of business, the Company has been involved in various disputes, which are routine and incidental to the business. In the opinion of management the results of such disputes will not have a significant adverse effect on the financial position or the results of operations of the Company.

Operating Leases
The following is a schedule by years of future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year at December 31, 2007.

Year Ending	Minimum
December 31,	Payments
2008	$598,000
2009	304,000
2010	26,000
2011	2,000
$930,000

Rent expense for the year ended December 31, 2006, was approximately $155,000 for office space and approximately $9,000 for office equipment. Rent expense for the year ended December 31, 2007, was approximately $298,000 for office space and approximately $2,000 for computer and office equipment.

Employment Agreements
The Company has various employment agreements for members of its management. The average employment contract is two to three years. The future commitments under employment agreements, as of December 31, 2007, are as follows:

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year Ending	Future
December 31,	Commitments
2008	$916,000
2009	425,000
2010	-
$1,341,000

NOTE 13 - Employee Benefit Plan

The Company’s employee benefit plan covers all eligible employees with over three months of service and includes a savings plan under Section 401(k) of the Internal Revenue Code. The savings plan allows participants to make pretax contributions up to 90% of their earnings, with the Company contributing an additional 35% of up to six percent of an employee’s compensation. During the year ended December 31, 2006 and 2007, the Company contributed approximately $20,000 and $32,000, respectively, to the plan.

NOTE 14 - Subsequent Events

Acquisition of Traffix, Inc.
On February 4, 2008, New Motion completed the transactions contemplated by the Agreement and Plan of Merger executed on September 26, 2007 (the "Merger Agreement") by and among New Motion, NM Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of New Motion ("Merger Sub") and Traffix, Inc., a Delaware corporation ("Traffix") (the "Merger Agreement") pursuant to which Merger Sub merged with and into Traffix (the "Merger"). As a result of the Merger, Traffix became a wholly-owned subsidiary of New Motion. The Merger was approved by the stockholders of each of New Motion and Traffix on January 31, 2008. In consideration for the Merger, shareholders of Traffix received approximately 0.676 shares of common stock of New Motion for each share of Traffix common stock. In the aggregate, New Motion issued 10,409,358 million shares of New Motion stock to Traffix shareholders. In addition, under the terms of the Merger Agreement, a stock option to purchase shares of Traffix converted into and became an option to purchase New Motion common stock, and New Motion assumed such option in accordance with the terms of the stock option plan or agreement under which that option was issued, subject to an option exchange ratio calculated in accordance with the Merger Agreement.

Accounting Treatment. In accordance with SFAS No. 141, “Business Combinations,” the Merger will be accounted for as an acquisition of Traffix by New Motion using the purchase method of accounting under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of the acquired company are, as of completion of the merger, recorded at their respective fair values and added to those of the reporting public issuer, including an amount for goodwill representing the difference between the purchase price and the fair value of the identifiable net assets. Applicable income tax effects arising from these fair value adjustments on the assets of the acquired company will be included as a component of the combined company’s deferred tax asset or liability.

Financial statements of New Motion issued after the merger will reflect only the operations of Traffix after the merger and will not be restated retroactively to reflect the historical financial position or results of operations of Traffix.

Purchase Price Allocation. Under the purchase method of accounting, the total consideration was approximately $150.2 million, which includes the issuance of New Motion common stock valued at approximately $147.6 million and the assumption of the Traffix stock option plan, valued, under the treasury method, at approximately $605,000. New Motion estimates that its transaction costs related to this merger, including legal fees, investment banking fees, due diligence expenses, filing and printing fees, will be approximately $2 million. The estimated value of the common stock was calculated using the average New Motion common stock price two days before and after the merger announcement. The average stock price used to calculate the purchase price was $14.80.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

New Motion has engaged an independent third party valuation firm to determine the fair value of the amortizable identifiable intangible assets when the merger is consummated. The actual purchase price allocation, including allocation of the purchase price to specific identifiable intangibles and liabilities assumed, and the resulting goodwill, is dependant upon a number of factors, including the impact of potential restructuring activities, actual transaction costs and the stock price volatility of New Motion. Additionally, the fair value of assets acquired and liabilities assumed are affected by the results of Traffix’s operations up to the closing date of the merger.

The following table summarizes the Company’s preliminary purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed on February 4, 2008.

Tangible assets:
Cash and cash equivalents	$12,344,000
Marketable securities	13,151,000
Accounts receivable – trade, net	12,207,000
Prepaid and other current assets	855,000
Property and equipment, net	1,546,000

Liabilities:
Accounts payable	(5,333,000)
Accrued expenses	(4,563,000)
Income taxes payable	68,000
Accrued restructuring costs -preliminary estimate	(4,041,000)
Deferred taxes payable - long term	(2,302,000)

Identified Intangible Assets:
Software	1,447,000
Trade name / trademark	48,826,000
Customer list	1,011,000
License agreement	1,218,000
Non compete agreement	2,040,000
Goodwill	71,686,000

Total purchase price	$150,160,000

Goodwill represents business benefits the Company anticipates realizing in future periods. The following table details the lives of the identified intangibles:

Life
(years)
Software	10.0
Trade name / Trademark	Infinite
Customer List	1.5
License Agreement	9.0
Non Compete Agreement	5.0

The results of operations of Traffix for the two years in the period ending December 31, 2007 are not included in the Company’s consolidated statement of operations for the two years ending December 31, 2007.

Change of Name to Atrinsic, Inc.
In February, 2008, New Motion’s newly comprised board of directors approved management’s plan to integrate and reorganize the combined enterprise arising from the recently completed merger. The plan is designed to successfully integrate both companies by maximizing certain operational efficiencies, while also positioning the group for sustained, profitable growth, as a leader in the mobile entertainment and performance-based online marketing industry. Along with this plan, the board of directors unanimously approved a change in the Company’s name from New Motion, Inc. to Atrinsic, Inc. (“Atrinsic”), subject to shareholder approval. Atrinsic will be headquartered in New York, NY.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Entry into Employment Agreements with Mr. Katz and Mr. Stollman
In connection with the closing of the Merger on February 4, 2008, New Motion entered into employment agreements with each of Mr. Katz, New Motion's Chief Executive Officer, and Mr. Stollman, which replace their current employment agreements with their respective companies. The employment agreements have a term of three years, and may be terminated by New Motion or the executives at any time and without any reason. A summary of the material terms of the new employment agreements follows:

Title and Salary
Mr. Katz's title is Chief Executive Officer and Mr. Stollman's title is President. Each of Mr. Katz and Mr. Stollman will receive a base salary of $425,000 per annum.

Signing Bonus
Upon the execution of his employment agreement, Mr. Stollman received a signing bonus of $250,000, and all options held by Mr. Stollman to purchase equity securities of New Motion (aside from the options discussed below) automatically vested. Upon the execution of Mr. Katz's employment agreement, all options to purchase equity securities of New Motion held by Mr. Katz (other than stock options to purchase 81,250 shares of common stock of New Motion which were issued to Mr. Katz in February 2007, and the options discussed below) automatically vested.

Annual Bonus
Each executive is also eligible to receive an annual bonus for each calendar year during the term if New Motion's business operations meet or exceed certain financial performance standards to be determined by New Motion's Board of Directors.

Benefits
Each of Mr. Katz, Mr. Stollman and their families will be provided with medical, hospitalization, dental, disability and life insurance during the term. New Motion will pay all premiums and other costs associated with such policies. Each executive will also be able to participate in any other compensation plan or other perquisites generally made available to executive officers of the company from time to time.

Stock Options
Upon the closing of the Merger, each executive was granted an option to purchase 300,000 shares of New Motion's common stock. The options are exercisable at an exercise price equal to $10.92 and expire on February 4, 2018. Except in the event either Mr. Katz or Mr. Stollman is terminated without cause and except in the event of a termination of either Mr. Katz's or Mr. Stollman's employment by such executive for good reason, any portion of such executive's option that remains unvested at the time of termination will be extinguished and cancelled.

Restricted Stock
Upon the closing of the Merger, New Motion issued to each of Mr. Katz and Mr. Stollman 275,000 shares of restricted common stock. Except in the event either executive is terminated without cause and except in the event of a termination of Mr. Katz's or Mr. Stollman's employment by such executive for good reason, any portion of such executives restricted stock that remains unvested at the time of termination will be forfeited, extinguished and cancelled.

Long Term Performance Unit Plan
Promptly following the Merger, New Motion will establish and maintain a long term executive compensation plan for the benefit of each of Mr. Katz and Mr. Stollman and the other executive officers of the company. The terms of the plan will be determined by the company's Board of Directors.

The Company is currently evaluating its treatment of aspects of the employment agreements entered into with Mr. Stollman and Mr. Katz, in accordance with SFAS No. 123(R), “Share-Based Payment,” in order to properly record (1) the accelerated vesting of pre-existing option grants, (2) the issuance of new stock options, and (3) the issuance of restricted stock or restricted stock units.

NEW MOTION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Departure of the Chief Operating Officer
On August 20, 2007, the Company entered into an employment agreement with Sue Swenson, pursuant to which Ms. Swenson became the Company’s Chief Operating Officer. In accordance with the terms of the employment agreement, Ms. Swenson was granted 75,000 shares of restricted stock out of the 2007 Plan with cliff vesting terms on her first and second anniversary dates.

On March, 18, 2008, the Company announced that Sue Swenson was departing as its Chief Operating Officer. As a result of Ms. Swenson’s departure, the 75,000 shares of restricted stock were forfeited because she did not meet the service requirement for vesting. In accordance with SFAS 123(R), the Company determined that no compensation cost should be recognized for Ms. Swenson’s restricted stock grant because none of the grant vested prior to forfeiture. The amount of stock compensation expense related to Ms. Swenson’s restricted stock in 2007 was $273,000, which the Company reversed during the year ended December 31, 2007 with a debit to equity and a corresponding credit to stock compensation expense.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
Item 8A(T). CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Members of the our management, including our Chief Executive Officer, Burton Katz, and Chief Financial Officer, Dan Harvey, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Katz and Harvey concluded that our disclosure controls and procedures were not effective for the reasons described below.

CHANGES IN CONTROLS AND PROCEDURES

Other than is described below, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on our financial statements.

Limitations on the Effectiveness of Controls

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Assessment of Internal Controls Over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective as the Company had two material control weaknesses as it relates to financial reporting.

The Public Company Accounting Oversight Board has defined a material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

During the course of management’s evaluation of the effectiveness of our disclosure controls and procedures, two material weaknesses in internal controls were identified. Neither of these material weaknesses led to a misstatement of the Company’s results of operations for the year ended December 31, 2007, or statement of financial position as of December 31, 2007.

The first material weakness in internal controls concerns the treatment of events subsequent to the year ended December 31, 2007. Upon the departure of our Chief Operating Officer, Sue Swenson, which was announced on March 18, 2008, Windes & McClaughry requested that we evaluate whether the compensation expense associated with Sue Swenson’s August 20, 2007 restricted stock grant should be included in our financial statements for the year ended December 31, 2007. Initially we had determined that we would recognize the cancellation of her restricted stock in the period in which she announced her departure. After evaluating the facts and reviewing SFAS 123(R), we determined that the cancellation of the restricted stock, and associated reversal of stock compensation expense, should be reflected in 2007. Also associated with our treatment of subsequent event information, Windes & McClaughry discovered that an accrual recorded at December 31, 2007 was settled on February 28, 2008 for an amount less than what was expected and, as such, the accrual on our balance sheet should be adjusted to reflect what was ultimately paid. We evaluated their finding and researched the issue, and determined that the amount that was ultimately paid is what should have been reflected in our financial accounts as of December 31, 2007. We therefore adjusted our December 31, 2007 accrual to reflect the settlement amount. In order to correct such weakness in internal controls surrounding the recognition of subsequent event activity in our financial statements, we are actively recruiting for an in-house legal counsel to better track and act on the impact of these types of subsequent events. We also intend to hire additional accounting personnel to enable greater oversight and analysis of such events.

The second material weakness in internal controls concerns our consolidation process. Prior to finalization of our 2007 financial results, Windes & McClaughry informed us of a potential error in accounting for an intercompany transaction. Upon review of the transaction, we determined that it was appropriate to eliminate the intercompany expense. In order to prevent such consolidation issues from occurring in the future, we are working to automate the consolidation process within our accounting system. We have also begun to simplify the structure and activities within our consolidated entities.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 8B. OTHER INFORMATION

None.

Part III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item will be included an amendment to this report on form 10-KSB which shall be filed with the Securities and Exchange Commission no later than April 29, 2008.

Item 10. EXECUTIVE COMPENSATION

The information required by this item will be included an amendment to this report on form 10-KSB which shall be filed with the Securities and Exchange Commission no later than April 29, 2008.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included an amendment to this report on form 10-KSB which shall be filed with the Securities and Exchange Commission no later than April 29, 2008.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included an amendment to this report on form 10-KSB which shall be filed with the Securities and Exchange Commission no later than April 29, 2008.

Item 13. EXHIBITS

See attached Exhibit Index.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective February 12, 2007, Windes & McClaughry became the Company’s principal independent accounting firm. All audit work was performed by the full time employees of Windes & McClaughry. The Company’s audit committee approves in advance, all services performed by Windes & McClaughry. The Company’s audit committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence, and has approved such services. Prior to February 12, 2007, the principal auditors of the Company were Carlin, Charron & Rosen, LLP.

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

	December 31, 2006	December 31, 2007
Audit Fees	$118,315	$280,000
Audit Related Fees	$-	$-
Tax Fees	$4,000	$126,000
All Other Fees	$-	$103,000

Audit related fees include $82,000 of fees billed by Windes & McClaughry for accounting services related to the review of our quarterly financial statements.

All other fees include fees billed by Windes & McClaughry for services related to our registration statement on Form SB-2 and Proxy /Registration Statement of Form S-4.

Tax fees billed in 2006 and 2007, for $4,000 and $126,000, respectively, were for tax return preparation and financial statement tax disclosure for New Motion and was performed by Deloitte and Touche, LLP.

The Company’s audit committee were directly responsible for interviewing and retaining the independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. The audit committee pre-approved 100% of the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Motion, Inc.
/s/ Dan Harvey
By: Dan Harvey Its: Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 31, 2008

POWER OF ATTORNEY

The undersigned directors and officers of New Motion, Inc. do hereby constitute and appoint Burton Katz and Dan Harvey, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Burton Katz Burton Katz	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ Dan Harvey Dan Harvey	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Ray Musci Raymond Musci	Director	March 31, 2008

/s/ Lawrence Burstein Lawrence Burstein	Director	March 31, 2008

/s/ Robert Ellin Robert S. Ellin	Director	March 31, 2008

/s/ Andrew Stollman Andrew Stollman	Director, President	March 31, 2008

/s/ Jerome Chazen Jerome Chazen	Director	March 31, 2008

/s/ Robert Machinist Robert Machinist	Director	March 31, 2008

S-1

EXHIBIT INDEX

Exhibit
No.	Title

2.1
Exchange Agreement dated January 31, 2007, among MPLC, Inc., New Motion, Inc., the Stockholders of New Motion, Inc. and Trinad Capital Master Fund, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 1, 2007.
**

2.2	Plan of Reorganization dated January 25, 2005. Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-SB (File No. 000-51353) filed with the Commission on June 10, 2005.

2.3	Order Confirming Plan of Reorganization dated January 25, 2005. Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 10-SB (File No. 000-51353) filed with the Commission on June 10, 2005.

2.4
Agreement and Plan of Merger dated September 26, 2007 by and between the Registrant, Traffix, Inc., and NM Merger Sub. Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on September 27, 2007.

2.5
Amendment to Agreement and Plan of Merger dated October 12, 2007. Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on October 19, 2007.

3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-SB (File No. 34-51353) filed with the Commission on June 10, 2005.

3.2
Certificate of Amendment to the Restated Certificate of Incorporation, dated October 12, 2004. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB (File No. 34-51353) filed with the Commission on June 10, 2005.

3.3
Certificate of Amendment to the Restated Certificate of Incorporation, dated April 8, 2005. Incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-SB (File No. 34-51353) filed with the Commission on June 10, 2005.

3.4
Certificate of Amendment to the Restated Certificate of Incorporation, dated May 2, 2007. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on May 7, 2007.

3.5	Bylaws. Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-SB (File No. 000-51353) filed with the Commission on June 10, 2005.

3.6
Form of certificate for shares of common stock of New Motion, Inc. Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement of Form SB-2/A (File No. 333-143025) filed with the Commission on July 23, 2007.

4.1
Series A Convertible Preferred Stock Registration Rights Agreement. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on January 26, 2007.

4.2
Series D Convertible Preferred Stock Registration Rights Agreement. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on March 6, 2007.

4.3	2005 Stock Incentive Plan. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.	*

4.4	2007 Stock Incentive Plan. Incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 10-QSB (File 34-51353) filed with the Commission on May 15, 2007.	*

4.5	Form of Stock Option Agreement. Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.	*

9.1
Stockholder Agreement entered into as of September 26, 2007 among New Motion, Inc. and Jeffrey L. Schwartz. Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (file No. 34-51353) filed with the Commission on September 27, 2007.

9.2
Stockholder Agreement entered into as of September 26, 2007 among New Motion, Inc. and Andrew Stollman. Incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K (file No. 34-51353) filed with the Commission on September 27, 2007.

10.1
Common Stock Purchase Agreement, dated October 24, 2006, among the Registrant, Trinad Capital Master Fund, Ltd., Isaac Kier, Jerome A. Chazen, Sid Banon, Lawrence S. Coben and Ralph Kier. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on October 30, 2006.

10.2
Series A Convertible Preferred Stock Purchase Agreement dated January 24, 2007, between the Registrant and Trinad Capital Master Fund, Ltd. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on January 26, 2007.

10.3
Series B Convertible Preferred Stock Purchase Agreement dated January 30, 2007, among the Registrant, Watchung Road Associates, L.P., Lyrical Opportunity Partners II LP, Lyrical Opportunity Partners II Ltd. and Destar LLC. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 33-51353) filed with the Commission on February 13, 2007.

10.4
Series D Convertible Preferred Stock Purchase Agreement dated February 28, 2007, between the Registrant and various purchasers. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 33-51353) filed with the Commission on March 6, 2007.

10.5
Voting Agreement dated February 21, 2007 among Trinad Capital Master Fund, Raymond Musci, MPLC Holdings, LLC, Europlay Capital Advisors, LLC and Scott Walker. Incorporated by reference to Exhibit 10.34 to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on March 6, 2007.

10.6
Master SMS Services Agreement dated April 19, 2005, between New Motion, Inc. and Mobile Messenger Pty Ltd. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.7
Addendum dated April 28, 2005 to Master SMS Services Agreement dated April 19, 2005, between New Motion, Inc. and Mobile Messenger Pty Ltd. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.8
Amendment to Mobile Gateway Agreement dated July 1, 2005, between New Motion, Inc. and Mobile Messenger Australia Pty Ltd. This amendment is an addendum to the Master SMS Services Agreement dated April 19, 2005, between New Motion, Inc. and Mobile Messenger Pty Ltd. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.9
Standard Multi-Tenant Office Lease dated July 6, 2005, between New Motion, Inc. and Dolphinshire, L.P. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.10
Software Development and Consulting Agreement dated July 19, 2005, between New Motion, Inc. and e4site, Inc. d/b/a Visionaire. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.11
Executive Employment Agreement dated October 1, 2005, between New Motion, Inc. and Allan Legator. Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.
*

10.12
Executive Employment Agreement dated March 8, 2007, between MPLC, Inc. and Scott Walker. Incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on March 14, 2007.
*

10.13
Employment Agreement by and between Susan Swenson and New Motion dated August 20, 2007. Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (File No. 333-147131) filed with the Commission on November 2, 2007.
*

10.14
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

10.16
Addendum dated January 17, 2006 to US Premium Master Service Agreement dated January 17, 2006, between New Motion, Inc. and Mobile Messenger Americas Pty Ltd. Incorporated by reference to Exhibit 10.19 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.17
Addendum dated January 18, 2006 to US Premium Master Service Agreement dated January 17, 2006, between New Motion, Inc. and Mobile Messenger Americas Pty Ltd. Incorporated by reference to Exhibit 10.20 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.18
Engagement Letter dated August 4, 2006, between New Motion, Inc. and Sanders Morris Harris Inc. Incorporated by reference to Exhibit 10.22 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.

10.19
Executive Employment Agreement dated August 28, 2006, between New Motion, Inc. and Burton Katz. Incorporated by reference to Exhibit 10.23 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.
*
10.20
Executive Employment Agreement dated October 28, 2006, between New Motion, Inc. and Zach Greenberger. Incorporated by reference to Exhibit 10.26 to the Registrants Current Report on Form 8-K (File No. 34-51353) filed with the Commission on February 13, 2007.
*
10.21
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

10.23
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

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Registrants Current Report on Form 8-K (file No. 34-51353) filed with the Commission on August 24, 2007.

21.1	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-KSB.
** Pursuant to Item 601(b)(2) of Regulation S-B, the schedules to the Exchange Agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.