Form 10KSB/A
period 2007-12-31
NEW MOTION, INC.
filed 2008-04-29
CIK 1022899

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Amendment No. 1 to Form 10-KSB
(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

The issuer’s revenues for the fiscal year ended December 31, 2007 were: $36,982,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed using an average of the closing bid and ask price of $4.75, as of April 25, 2008, was $60,639,013.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of April 25, 2008, the issuer had 22,527,992 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Explanatory Note

The following Items amend the Annual Report of Form 10-KSB filed by New Motion, Inc. (the “Company”) on March 31, 2008 (the “Form-10-KSB”), as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. The Form 10-KSB is hereby amended to insert those items as set forth herein. All capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-KSB.

Part III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND  CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE  ACT

The following table sets forth the name, age and position of each of our executive officers and directors as of April 27, 2008.

Name	Age	Position
Burton Katz	36	Chief Executive Officer and Director
Andrew Stollman	42	President and Director
Daniel Harvey	49	Chief Financial Officer and Secretary
Raymond Musci	47	Chief Operating Officer and Director
Robert B. Machinist	55	Chairman of the Board
Robert Ellin	42	Director
Lawrence Burstein	65	Director
Jerome Chazen	80	Director

Burton Katz   Mr. Katz has served as our Chief Executive Officer and as a Director since the closing of our exchange transaction with New Motion, Inc. (now called New Motion Mobile), on February 12, 2007. Mr. Katz has served in the same capacities with New Motion Mobile, Inc, since September 2006. Mr. Katz has been involved in the mobile industry since its inception. Since 2001, Mr. Katz was with Buongiorno S.p.A., where he was president of Buongiorno’s North American operations and past executive of its U.K. operations. Mr. Katz oversaw strategic planning and implementation of both Buongiorno’s B2B business and the successful U.S. launch of their consumer brand. Prior to joining Buongiorno in 2001, Mr. Katz was a principal in PricewaterhouseCooper’s E-Business Division, where he advised global telecom and media clients on pioneering new products and developing digital distribution channels. Mr. Katz holds a masters degree in business administration degree in marketing and interactive technologies from the University of Southern California.

Andrew Stollman. Mr. Stollman became our President and a Director upon the completion of our merger with Traffix, Inc. on February 4, 2008. Mr. Stollman had been Traffix’s President since November, 2002, its Chief Operating Officer from January, 2001 to November, 2002, and its Secretary and a director of Traffix since January 1995. From February 2000 until January2001, Mr. Stollman was also Traffix’s Executive Vice President and from January 1995 until February 2000, he was its Senior Vice President. Mr. Stollman was also Traffix’s President from September 1993 to December 1994.

Daniel Harvey.  Mr. Harvey became our Chief Financial Officer upon the completion of our merger with Traffix, Inc. on February 4, 2008. Mr. Harvey had been Traffix’s Chief Financial Officer since January 1997. Mr. Harvey joined Traffix in September 1996. From November 1991 to August 1996, he was a Senior Manager with the accounting firm of Feldman, Gutterman, Meinberg & Co. Mr. Harvey is a Certified Public Accountant.

Raymond Musci.   Mr. Musci became our interim Chief Operating Officer, upon the departure of our former Chief Operating Officer, Susan Swenson on March 17, 2008. Mr. Musci has also served as a director since May 2007. From August 2006 through February 2008, Mr. Musci served as President of New Motion Mobile, Inc., and prior to joining our organization as an employee, Mr. Musci was a consultant to our operations from January through August of 2006. Mr. Musci brings over 25 years of high tech, media, entertainment and consumer product experience to us. From 1999 to 2006, Mr. Musci was Chief Executive Officer of Bam! Entertainment, Inc., a company he founded in 1999 that published and distributed movie, sports and cartoon video games to a wide range of retailers. Prior to Bam!, from 1996 to 1999, Mr. Musci was president and chief executive officer of the U.S. subsidiary of Infograms Entertainment, Inc., now better known as Atari, Inc. In that position, he oversaw all aspects of the company's North American unit, was responsible for 250 employees, and grew global revenues from $60 million to $300 million, and U.S. revenues from $80 million to $150 million. Before joining Infograms/Atari, Mr. Musci was founder, president and chief executive officer of Ocean Of America, Inc., a publisher and distributor of entertainment software. Founded in 1990, Mr. Musci built the company to annual revenues of $50 million, and sold it to Infograms/Atari in 1996. Mr. Musci holds a degree in criminal justice with a minor in business administration from Western New Mexico University. Mr. Musci is a director of publicly traded Tag-It Pacific, Inc.

Robert B. Machinist Mr. Machinist became our Chairman of the Board upon the completion of our merger with Traffix, Inc. on February 4, 2008. Mr. Machinist was appointed a director of Traffix in August 2004. Mr. Machinist is currently Chairman, CEO and Managing Partner of MB Investment Partners, a diversified wealth management company in New York. Prior thereto, Mr. Machinist was a Managing Partner of M Capital, LLC, a private equity investment firm in Rye, New York. He also runs a private family investment company. From November 1998 until December 2001, Mr. Machinist served as managing director and head of investment banking for the Bank of New York and its Capital Markets division. From 1986 through November 1998, Mr. Machinist was president and one of the principal founders of Patricof & Co. Capital Corp. (and its successor companies), a multinational investment banking business, until its acquisition by the Bank of New York. Mr. Machinist is also a director of Deerfield Capital and United Pacific Industries.

Robert S. Ellin. Mr. Ellin has served as one of our directors since October 24, 2006, and served as our Chief Executive Officer and President from October 24, 2006 to February 12, 2007. Mr. Ellin is a Managing Member of Trinad, which is a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the board of Command Security Corporation (CMMD), ProLink Holdings Corporation (PLKH), U.S. Wireless Data, Inc. (USWI) and Mediavest, Inc (MVSI). Prior to joining Trinad Capital LP in 2004, Mr. Ellin was the founder and President of Atlantis Equities, Inc., a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received a Bachelor of Arts from Pace University.

Lawrence Burstein  Mr. Burstein became a director upon the completion of our merger with Traffix, Inc. on February 4, 2008. Mr. Burstein has been a director of Traffix since April 1999. Since March 1996, Mr. Burstein has been Chairman of the Board and a principal shareholder of Unity Venture Capital Associates, Ltd., a private venture capital firm. For approximately ten years prior thereto, Mr. Burstein was the President, a director and principal stockholder of Trinity Capital Corporation, a private investment banking concern. Trinity ceased operations upon the formation of Unity Venture Capital Associates, Ltd. in 1996. Mr. Burstein is a director of several companies, being, respectively, THQ, Inc., engaged in the development and marketing of games for Sony, Microsoft and Nintendo; CAS Medical Systems, Inc., engaged in the manufacture and marketing of blood pressure monitors and other disposable products, principally for the neonatal market; I.D. Systems Inc., engaged in the design, development and production of a wireless monitoring and tracking system which uses radio frequency technology; Millennium India Acquisition Corp., a public acquisition vehicle engaged in searching for an acquisition in India; and American Telecom Systems, Inc., engaged in the development and marketing of convergent telecommunication services.

Jerome A. Chazen.  Jerome A. Chazen has served as one of our directors since April 2005. Mr. Chazen is also Chairman of Chazen Capital Partners, a private investment company. Prior to Chazen Capital Partners, Mr. Chazen was one of the four founders of Liz Claiborne Inc., where he is also Chairman Emeritus. Mr. Chazen is also the founder and Benefactor of the Jerome A. Chazen Institute of International Business, the focal point of all international programs at Columbia Business School. Mr. Chazen received his Bachelor Degree from the University of Wisconsin and his MBA from Columbia Business School. Mr. Chazen has been a director of Taubman Centers, Inc., since 1992.

During the past five years, none of our executive officers or directors has had any bankruptcy petition filed by or against any business of which such officer or director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. Also, during the past five years, none of our executive officers or directors have been convicted in a criminal proceeding or are subject to a pending criminal proceeding, excluding traffic violations or similar misdemeanors, nor have they been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities, or banking activities, nor have they been found by a court of competent jurisdiction (in a civil action), the Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.

Board Composition and Committees

Effective with the consumation of the merger with Traffix on February 4, 2008, our board of directors consisted of four “independent” members, as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market: Robert B. Machinist, Robert Ellin, Lawrence Burstein and Jerome Chazen. Our board also has three seats held by non-independent executive directors: Burton Katz, Andrew Stollman and Raymond Musci. Each of our directors will serve until our next annual meeting or until his or her successor is duly elected and qualified. We have separately designated audit, compensation or nominating committees of our board of directors; our audit committee is chaired by Robert B. Machinist, and is seated by Lawrence Burstein and Jerome Chazen. We have determined that Robert B. Machinist qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC and that each of our other two audit committee members are able to read and understand fundamental financial statements and have substantial business experience that results in that member's financial sophistication. We also have a compensation committee that is chaired by Lawrence Burstein, and is seated by Jerome Chazen. Our nominating and corporate governance committee is chaired by Jerome Chazen, and is seated by Robert Ellin and Robert B. Machinist.

Gil Klier, Barry Regenstein, and Drew Larner were also members of our Board of Directors during the last completed fiscal year, and resigned from their positions as directors on February 4, 2008, upon the completion of our merger with Traffix, Inc. Each of Mr. Regenstein, Mr. Larner and Mr. Klier were “independent” members of our board, as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market.

Stockholder Nominees to Board of Directors

A New Motion stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice, information and consent provisions contained in our Bylaws. Stockholders who desire the Compensation and Nominating Committee to consider a candidate for nomination as a director at the 2009 annual meeting must submit advance notice of the nomination to the Committee a reasonable time prior to the mailing date of the proxy statement for the 2009 annual meeting. The recommendation should be addressed to our Corporate Secretary.

A stockholder’s notice of a proposed nomination for director to be made at an annual meeting must include the following information:

•	the name and address of the stockholder proposing to make the nomination and of the person or persons to be nominated;

•
a representation that the holder is a stockholder entitled to vote his or her shares at the annual meeting and intends to vote his or her shares in person or by proxy for the person or persons nominated in the notice;

•	a description of all arrangements or understandings between the stockholder(s) supporting the nomination and each nominee;

•	any other information concerning the proposed nominee(s) that we would be required to include in the proxy statement if the Board of Directors made the nomination; and

•	the consent of the nominee(s) to serve as director if elected.

Code of Ethical Conduct

Our board of directors has adopted a Code of Ethical Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. We require all employees, directors and officers, including our Chief Executive Officer, President and Chief Financial Officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Financial Officer and other financial officers with respect to full and accurate reporting. The Code of Conduct is available on our website at www.atrinsic.com and has been filed as an exhibit to our Annual Report on Form 10-KSB. You may also request a copy of the Code of Conduct by writing or calling us at:

New Motion, Inc.
Attn: Investor Relations
42 Corporate Park, Suite 250
Irvine, CA 92606

Any waiver of the Code of Conduct pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the Securities and Exchange Commission.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2007, all of our executive officers, directors and the holders of 10% or more of our common stock complied with all Section 16(a) filing requirements, except for Trinad Capital Master Fund Ltd., Trinad Management, LLC, Trinad Capital L.P., Trinad Advisors GP, LLC, Jay Wolf and Robert Ellin, who did not timely file a Form 4 to report one transaction; Drew Larner who did not timely file a Form 4 to report one transaction; Burton Katz who did not timely file a Form 4 to report one transaction; Barry Regenstein who did not timely file a Form 4 to report one transaction; Jerome Chazen who did not timely file a Form 4 to report one transaction; and Susan Swenson who did not timely file a Form 4 to report one transaction.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides disclosure concerning all compensation paid for services to us in all capacities for our fiscal year ended December 31, 2007 (i) as to each person serving as our Chief Executive Officer during our fiscal year ended December 31, 2007, (ii) as to our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of our fiscal year ended December 31, 2007, whose compensation exceeded $100,000 and (iii) as to two other individuals, who were not executive officers as of our fiscal year ended December 31, 2007, but were providing services to us at such time, whose compensation exceeded $100,000. The people listed in the table below are referred to as our “named executive officers”.

Summary Compensation Table

Name and				Option	All Other
Principal Position	Year	Salary	Bonus	Awards (1)	Compensation	Total

Burton Katz (2)	2007	$305,095	$350,000	$216,091	$12,405	$883,591
Chief Executive Officer	2006	87,151	50,000	32,976	-	170,127
and Director

Raymond Musci (3)	2007	360,000	75,000	-	-	435,000
Chief Operating Officer	2006	307,500	-	-	-	307,500
and Director

Allan Legator (4)	2007	193,397	25,000	-	10,978	229,375
Vice President,	2006	175,833	34,220	-	21,835	231,888
Human Resources

Scott Walker (5)	2007	233,244	-	53,319	66,356	352,919
Vice President,	2006	213,541	164,408	-	33,839	411,788
Marketing

Zach Greenberger (6)	2007	201,538	-	72,111	-	273,649
Chief Technology Officer	2006	-	-	-	-	-
and Vice President,
Operations

(1)
The dollar amount is the amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (a) risk free rate of 5.0%, (b) dividend yield of 0.0%, (c) expected option life of seven years, and (d) expected volatility of 86%. For further information, refer to Note 11 - "Stock Based Compensation," in our Consolidated Financial Statements, incorporated in our Annual Report on Form 10-KSB and filed with the SEC on March 31, 2008, and hereby incorporated by reference.

(2)
During 2006 and 2007, Mr. Katz was subject to an employment agreement, the terms of which are described below. Effective February 4, 2008, Mr. Katz is subject to a new employment agreement, the terms of which are described below. In August 2006, Mr. Katz was granted an option to purchase 363,184 shares of common stock at an exercise price of $2.34. In February 2007, Mr. Katz was granted an option to purchase 81,250 shares of common stock at an exercise price of $6.00. Other compensation paid to Mr. Katz consisted of payments related to an auto allowance, pursuant to the terms of his employment agreement described below.

(3)
Raymond Musci was serving as New Motion’s President as of our year ended December 31, 2007, our most recently completed fiscal year. Mr. Musci resigned from such position upon the closing of New Motion’s merger with Traffix, Inc. on February 4, 2008.

(4)
Mr. Legator is subject to an employment agreement, the terms of which are described below. Other compensation paid to Mr. Legator consisted of payments related to an auto allowance, pursuant to the terms of his employment agreement described below.

(5)
Scott Walker is subject to an employment agreement, the terms of which are described below. In February 2007, Mr. Walker was granted a five year option to purchase 37,500 shares of common stock at an exercise price of $6.60. Other compensation paid to Mr. Walker consisted of payments related to an auto allowance, pursuant to the terms of his employment agreement described below, and commission payments on third party leads Mr. Walker generated for the Company.

(6)
Zach Greenberger is subject to an employment agreement, the terms of which are described below. In February 2007, Mr. Greenberger was granted an option to purchase 50,000 shares of common stock at an exercise price of $6.00.

Narrative Disclosure to Summary Compensation Table

Introduction

In this section, we describe our compensation objectives and policies as applied to our named executive officers during 2007. The following discussion and analysis is intended to provide a framework within which to understand the actual compensation awarded to, earned or held by each named executive officer during 2007, as reported in the compensation tables set forth above.

Administration

The Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to executive and director compensation, equity compensation plans and other compensation and benefit plans, management succession and other significant human resources matters. The Board approved a Charter for the Committee in 2007. None of the members of the Compensation Committee has been an officer or employee of ours; and the Board has considered and determined that all of the members are “independent members” as defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market and otherwise meet the criteria set forth in the Committee’s Charter.

Generally, the Compensation Committee reviews and discusses the recommendations of the Chief Executive Officer regarding the compensation of our Named Executive Officers, evaluates the performance of our Named Executive Officers and, based upon the Chief Executive Officer’s recommendations and such evaluation, recommends their compensation to the independent members of the Board for determination. The Chief Executive Officer makes recommendations to the Compensation Committee regarding compensation for all of the Named Executive Officers, other than for himself. For executive officers other than the Named Executive Officers, the Chief Executive Officer generally determines compensation levels, in most cases upon the recommendation of supervising executives. In addition, the Compensation Committee or our full board of directors approves all equity awards, including for the Named Executive Officers and other officers, considering the recommendations of senior management. In certain circumstances where recommending compensation decisions to the Board would impair tax deductibility of executive compensation, the Compensation Committee makes final decisions on Named Executive Officer compensation.

Although management and any other invitees at Compensation Committee meetings may participate in discussions and provide information that the Compensation Committee considers (except for discussions with respect to any invitee’s own compensation, in which an executive does not participate), invitees do not participate in voting and decision-making.

With respect to the Chief Executive Officer’s compensation, for fiscal year 2007 the Compensation Committee of our Board of Directors made a recommendation to the independent members of our Board of Directors, except with respect to those elements of the Chief Executive Officer’s compensation that the Committee is required to determine itself in order to preserve the deductibility of compensation under Section 162(m) of the Internal Revenue Code. The independent members of our Board of Directors then set the amount of the Chief Executive Officer’s compensation, other than the elements set by the Committee, as described in the prior sentence.

In establishing recommendations for, or determining, the compensation of the Named Executive Officers, the Compensation Committee considers not only the recommendations of the Chief Executive Officer, but also objective measurements of business performance, the accomplishment of strategic and financial objectives, the development of management talent within our company, enhancement of shareholder value and other matters relevant to our short-term and long-term success.

Executive Compensation

Philosophy

We seek to provide an executive compensation package that is driven by our overall financial performance, increases to shareholder value, performance of the individual executive and discretionary considerations. The main principles of this strategy include the following:
•	pay competitively within our industry to attract and retain key employees, and pay for performance to motivate and align our executives interests with that of our stockholders; and
•	design compensation programs with a balance between short-term and long-term objectives, while allowing for discretionary compensation of an incentive nature.

Objectives of Executive Compensation

The primary objectives and priorities of our executive compensation program are to:

•	attract, motivate and retain quality executive leadership;
•	align executives’ incentive goals with the interests of our stockholders;
•	enhance the individual executive’s performance;
•	improve our overall performance; and
•	support achievement of our business plans and long-term goals, while providing for elements of discretionary compensation.

Elements of Compensation

The three primary components of the executive compensation program are:

•	base salary;
•	annual performance-based and/or discretionary cash bonus; and
•	long-term equity incentive awards in the form of stock options, restricted stock units and/or restricted stock.

The executive compensation program also provides certain benefits and perquisites to the Named Executive Officers, such as auto allowances and allowances for wireless applications.

Such elements are designed to be competitive with comparable employers and to achieve the objectives of our executive compensation program, consistent with the program’s philosophy. Although the Compensation Committee does not set overall compensation targets and then allocate among the elements, it does review total compensation when making decisions on each element of compensation to ensure that the total compensation for each Named Executive Officer is justified, appropriate and in the best interests of our stockholders.

Recommendations for, or determinations of, the amount of each element of compensation for the Named Executive Officers are determined by the Compensation Committee, which considers the following metrics to determine the amount of annual salary and other benefits to pay each executive: performance against corporate and individual objectives for the previous year; performance of their general management responsibilities; value of their unique skills and capabilities to support our short-term and long-term performance goals and execute on our business plan; and each of their contributions as members of the executive management team.

The following is a summary of the Compensation Committee’s actions during 2007 with respect to annual base salary, annual performance-based, or discretionary, cash bonus awards, and long-term equity incentive compensation awards.

Annual Base Salary

We strive to provide our senior executives with a level of assured cash compensation in the form of annual base salary that is competitive with companies in the digital entertainment and entertainment content business and similar enterprises and companies that are comparable in size and performance. With regard to the annual review of base salaries for the Named Executive Officers, the Compensation Committee considered a number of financial and non-financial factors in reviewing individual performance, some of which are not applicable to all of the Named Executive Officers due to their respective roles with our company. The financial factors considered in 2007 included the individual’s contribution to the increase in our company’s revenues, subscriber count and their impact on the generation of EBITDA (earnings before interest, taxes, depreciation and amortization) coupled with growing a subscription based business. The non-financial factors considered by the Compensation Committee in 2007 included duties and responsibilities of the executive’s position, ability to effectively perform and/or exceed expectations with respect to duties and responsibilities that accompany such position, tenure in the role, subscription growth, and general discretionary considerations as the Compensation Committee deemed appropriate in the circumstances to motivate, retain and otherwise continue to extract exemplary effort from our executives.

The Compensation Committee reviews base salaries annually and on a case by case basis makes adjustments, in light of past individual performance as measured by both financial and non-financial factors, the potential for making significant contributions in the future, all within the boundaries of governing employment contracts, where applicable, to ensure that salary levels remain appropriate and competitive.

The base salary for Mr. Katz, our Chief Executive Officer was increased in 2007 from an annual base salary of $300,000 to $315,000 per year. Prior to this increase, Mr. Katz’s annual base salary was set in accordance with the terms of his old employment agreement entered into on August 28, 2006, which provided for an annual base of $300,000 with guaranteed increases of at least 5% after each 12-month period during the contract term. In fiscal 2007, the annual base salary, or consulting fees paid to Mr. Musci, our former President and our current Chief Operating Officer, increased $52,500 from $307,500 to $360,000 as a result of fewer months worked in fiscal 2006 when compared to fiscal 2007.  In 2007, Mr. Legator, our former Chief Financial Officer, received a $17,600 increase in his base salary from $175,833 to $193,397 as a function of the terms of his employment agreement (with such annual increase becoming effective June 1, 2007).  Mr. Walker, our Vice President, Marketing, received a $19,700 increase in his base salary in 2007 from $213,541 to $233,244 as a function of the terms of his employment agreement (with such annual increase becoming effective June 1, 2007).  Mr. Zach Greenberger became an employee on December 28, 2006, and as such did not receive a salary increase in fiscal 2007.

Annual Cash Bonuses

Annual cash incentive bonuses create a measurable and predictable connection between total executive compensation and our annual performance. Unlike base salaries, annual incentive bonuses are at risk based on how well we perform and how our executive officers contribute to that performance. The Compensation Committee determines the extent to which the performance targets and measurement criteria previously established for a particular year have been achieved based on financial information provided by our Chief Financial Officer, as a result of our audited annual financial statements, including the adjustment to such statements for non-GAAP adjustments in arriving at non-GAAP incentive measurements. The Compensation Committee may, in determining whether performance targets have been met, adjust our financial results to exclude the effect of unusual charges or items contributing income to the current year or other events that distort results specifically attributable to managements’ effectiveness for the current year. In addition, for incentive compensation measurement at the net income level, the Compensation Committee adjusts its calculations to exclude the unanticipated effect on financial results of changes in the Internal Revenue Code or other tax laws or regulations. The Compensation Committee may, in its discretion, increase or decrease the amount of a participant’s incentive award based upon such factors as it may determine as appropriate, and necessary under the philosophy and objectives of their policies.

In the event that our performance is below the anticipated performance thresholds for the plan year and the incentive awards are below expectations or not earned at all, the Compensation Committee may in its discretion grant incentive awards or increase the otherwise earned incentive awards to deserving participants, including our Chief Executive Officer.

Annual cash bonuses for the Named Executive Officers in 2007, paid in the first quarter of 2008, were based on specific performance criteria established by the Compensation Committee for 2007. Annual performance-based cash bonuses for 2007 were awarded to: (i) Mr. Katz in an amount equal to $350,000, which was granted at the discretion of the Compensation Committee in accordance with its policies, (ii) Mr. Musci in an amount equal to $75,000, which was granted at the discretion of the Compensation Committee in accordance with its policies and (iii) Mr. Legator in an amount equal to $25,000, which was granted at the discretion of the Compensation Committee in accordance with its policies. No other named executive officer received annual cash bonuses in fiscal 2007.

Long-Term Equity Incentive Awards

The Compensation Committee has designed our equity incentive awards to serve as the primary vehicle for providing long-term incentives to our senior executives and key employees. We also regard equity incentive awards as a key retention tool.

Equity incentive awards are granted under our existing 2005 and 2007 Plans, which are described more fully below.

In 2007 the Compensation Committee granted long-term equity incentive compensation awards to the Named Executive Officers in the form of non-qualified stock option awards and restricted stock.

Both stock options and restricted stock awards vest over a number of years in order to encourage employee retention and focus management’s attention on sustaining financial performance and building stockholder value over an extended term.

2005 Plan

In 2005, New Motion Mobile, Inc., our wholly owned subsidiary, established the Stock Incentive Plan, (the “2005 Plan”), for eligible employees and other directors and consultants. In connection with the closing of our exchange transaction with New Motion Mobile, Inc. on February 12, 2007, we assumed all of New Motion Mobile’s obligations under the plan. Under the 2005 Plan, officers, employees and non-employees may be granted options to purchase our common stock at no less than 100% of the market price at the date the option is granted. Since New Motion Mobile’s stock was not publicly traded prior to the exchange transaction, the market price at the date of grant was historically determined by New Motion Mobile’s board of directors. Incentive stock options granted to date typically vest at the rate of 33% on the first anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment.

2007 Plan

On February 16, 2007, our Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Plan”). On March 15, 2007, we received, by written consent of holders of a majority of all classes of our common and preferred stock and the consent of the holders of a majority of our common stock and preferred stock voting together and as a single class, approval of the 2007 Plan. Under the 2007 Plan, officers, employees and non-employees may be granted options to purchase our common stock at no less than 100% of the market price at the date the option is granted. Incentive stock options granted under the 2007 Plan typically vest at the rate of 33% on the first anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment.

Allocation of Direct Compensation

The Named Executive Officers and the Chief Executive Officer in particular, have a greater portion of their total direct compensation “at risk”— that is, contingent on our performance — than do other employees. For example, during fiscal 2007, 50% of the Chief Executive Officer’s direct cash compensation was base salary, with the balance being his discretionary bonus based on the Compensation Committees authorized grant. For the other Named Executive Officers, fixed cash compensation ranged from 0-17% of total cash compensation.

Employment Agreements

Burton Katz

Employment Agreement Status - Current

Burton Katz is currently a party to an Employment Agreement executed in connection with our closing of our merger with Traffix, Inc. on February 4, 2008 (the “Merger”). The employment agreement has a term of three years, and may be terminated by New Motion or Mr. Katz at any time and without any reason. A summary of the material terms of the new employment agreement follows:

Title and Salary
Mr. Katz's title is Chief Executive Officer and will receive a base salary of $425,000 per annum.

Signing Bonus
Upon the execution of his employment agreement, all of the options to purchase equity securities of New Motion held by Mr. Katz (other than stock options to purchase 81,250 shares of common stock of New Motion which were issued to Mr. Katz in February 2007, and the options discussed below) automatically vested.

Annual Bonus
Mr. Katz is also eligible to receive an annual bonus for each calendar year during the term if New Motion's business operations meet or exceed certain financial performance standards to be determined by New Motion's Board of Directors.

Benefits
Mr. Katz and his family will be provided with medical, hospitalization, dental, disability and life insurance during the term. New Motion will pay all premiums and other costs associated with such policies. Mr. Katz will also be able to participate in any other compensation plan or other perquisites generally made available to executive officers of the company from time to time.

Stock Options
Upon the closing of the Merger, Mr. Katz was granted an option to purchase 300,000 shares of New Motion's common stock. The option is exercisable at an exercise price equal to $10.92 and expires on February 4, 2018. Except in the event Mr. Katz is terminated without cause and except in the event of a termination of Mr. Katz's employment for good reason, any portion of such executive's option that remains unvested at the time of termination will be extinguished and cancelled.

Restricted Stock Units
Upon the closing of the Merger, New Motion issued to Mr. Katz restricted stock units covering 275,000 shares of common stock. Except in the event Mr. Katz is terminated without cause and except in the event of a termination of Mr. Katz's employment for good reason, any portion of such executives restricted stock units that remain unvested at the time of termination will be forfeited, extinguished and cancelled.

Long Term Performance Unit Plan
Following the Merger, New Motion will establish and maintain a long term executive compensation plan for the benefit of each of Mr. Katz and the other executive officers of the company. The terms of the plan will be determined by the company's Board of Directors and/or the Compensation Committee.

The Company is currently evaluating its treatment of aspects of the employment agreement entered into with Mr. Katz, in accordance with SFAS No. 123(R), “Share-Based Payment,” in order to properly record (1) the accelerated vesting of pre-existing option grants, (2) the issuance of new stock options, and (3) the issuance of restricted stock units.

Employment Agreement Status - as at December 31, 2007.

Burton Katz was party to an Employment Agreement dated August 28, 2006 with New Motion Mobile, Inc., our wholly owned subsidiary. Mr. Katz's Employment Agreement had a term of three years which term could be extended through December 31, 2009. Mr. Katz's Employment Agreement provided for an annual base salary of $300,000 with a guaranteed increase of at least 5% after each 12-month period during the term, and also provided for an advance of $30,000 for relocation expenses which amount (or a portion thereof) had to be repaid by Mr. Katz in the event that Mr. Katz did not remain employed with the Company through the entire initial term of the Employment Agreement. Mr. Katz's Employment Agreement also provided that Mr. Katz would be eligible for a bonus of up to 30% (but no less than $50,000) of the amount set aside by New Motion Mobile, based on its earnings before interest and taxes, for payment to executives. Mr. Katz was also entitled to receive an allowance of $1,000 per month for costs associated with the lease or purchase, maintenance and insurance of an automobile, and an additional allowance of $300 per month for costs associated with the use of cellular equipment and mobile communication service or subscription fees. Upon the termination of Mr. Katz' employment with New Motion Mobile for good reason or without cause, Mr. Katz was entitled to receive the base salary that would have been paid to Mr. Katz from the date of termination of his service through the expiration of his Employment Agreement, continued healthcare coverage for the same period, and a pro-rated portion of any bonus that would have been earned by Mr. Katz during the fiscal year in which his employment terminated. Mr. Katz agreed not to solicit New Motion Mobile's customers, suppliers, employees or licensors for a period terminating on the earlier of two years after the termination of Mr. Katz employment with New Motion Mobile or June 30, 2011. Mr. Katz's Employment Agreement also provided for the arbitration of disputes.

Allan Legator

Allan Legator is party to an Employment Agreement dated October 1, 2005 with New Motion Mobile which we assumed upon the closing of our exchange transaction with New Motion Mobile. Mr. Legator's Employment Agreement terminates on June 1, 2008. In the current year, Mr. Legator's base salary is $205,000. Mr. Legator's Employment Agreement also provides that Mr. Legator will be eligible to receive an annual bonus of up to $120,000 based on an accrual of 1% of each calendar month's net profits as determined in accordance with generally accepted accounting principles. Mr. Legator is also entitled to reimbursement for costs associated with the lease or purchase, maintenance and insurance of an automobile in an amount of up to $800 per month, and reimbursement of an additional amount of up to $300 per month for costs associated with the use of cellular equipment and mobile communication service or subscription fees. Upon the termination of Mr. Legator's employment with us without cause, Mr. Legator is entitled to receive the base salary and the bonus that would have been paid to Mr. Legator from the date of termination of his service through the expiration of the initial term of his Employment Agreement. After the expiration of his Employment Agreement, upon the termination of Mr. Legator's employment with us without cause, Mr. Legator is entitled to receive one month's pay at Mr. Legator's then current base salary. Mr. Legator's Employment Agreement also provides for the arbitration of disputes.

Scott Walker

Scott Walker is party to an Employment Agreement dated March 8, 2007 with us. Mr. Walker's Employment Agreement terminates on June 1, 2008. In the current year, Mr. Walker’s base salary is $250,000. Mr. Walker's Employment Agreement also provides that Mr. Walker will be eligible to participate in our Management Incentive Program, pursuant to which we will set aside in a fund each fiscal year for payment to Mr. Walker and other members of management an amount based upon our EBIT for such fiscal year. The portion of the fund payable to Mr. Walker will be determined in the sole discretion of the Board. Pursuant to the agreement, Mr. Walker also received an option to purchase 37,500 shares of our common stock at an exercise price per share of $6.60, however, all options to purchase our equity securities which were previously granted to Mr. Walker were cancelled pursuant to the terms of the Employment Agreement. Mr. Walker is also entitled to reimbursement for costs associated with the lease or purchase, maintenance and insurance of an automobile in an amount of up to $1,200 per month, and reimbursement of an additional amount of up to $300 per month for costs associated with use of cellular equipment and mobile communication service or subscription fees. Upon the termination of Mr. Walker's employment with us without cause, Mr. Walker is entitled to receive the base salary and the bonus that would have been paid to Mr. Walker from the date of termination of his service through the expiration of the initial term of his Employment Agreement. After the expiration of his Employment Agreement, upon the termination of Mr. Walker's employment with us without cause, Mr. Walker is entitled to receive one month's pay at Mr. Walker's then current base salary. Mr. Walker's Employment Agreement also provides for the arbitration of disputes. Mr. Walker is also party to a lock-up agreement with us whereby he agrees not to sell or otherwise transfer any shares of our Common Stock which he owns or later acquires until March 8, 2009.

Zach Greenberger

Zach Greenberger is party to an Employment Agreement dated December 28, 2006 with New Motion Mobile which we assumed upon the closing of our exchange transaction with New Motion Mobile. Mr. Greenberger's Employment Agreement terminates on December 28, 2008. For the term of Mr. Greenberger’s Employment Agreement his base salary will remain at $200,000. Mr. Greenberger’s Employment Agreement also provides that Mr. Greenberger will be eligible to receive an annual bonus of up to $45,000 based on certain measurements tied into “on-target marketing.” In fiscal 2007, no such bonus was paid. Mr. Greenberger is also entitled to reimbursement for costs up to $200 per month for costs associated with the use of cellular equipment and mobile communication service fees. Upon the termination of Mr. Greenberger's employment with us without cause, Mr. Greenberger is entitled to receive two times his target bonus if the termination occurs in the first year of the term; if the termination occurs in the second year of the term, Mr. Greenberger will receive the higher of his target annual bonus or annual bonus earned the previous year; in both cases all unvested stock options will accelerate. Mr. Greenberger’s Employment Agreement also provides for the arbitration of disputes.

Andrew Stollman

Employment Agreement Status - Current

Andrew Stollman is currently a party to an Employment Agreement executed in connection with our closing of the Merger on February 4, 2008. The employment agreement has a term of three years, and may be terminated by New Motion or Mr. Stollman any time and without any reason. A summary of the material terms of the new employment agreement follows:

Title and Salary
Mr. Stollman's title is President and will receive a base salary of $425,000 per annum.

Signing Bonus
Upon the execution of his employment agreement, Mr. Stollman received a signing bonus of $250,000, and all options held by Mr. Stollman to purchase equity securities of New Motion (aside from the options discussed below) automatically vested.

Annual Bonus
Mr. Stollman is also eligible to receive an annual bonus for each calendar year during the term if New Motion's business operations meet or exceed certain financial performance standards to be determined by New Motion's Board of Directors.

Benefits
Mr. Stollman and his family will be provided with medical, hospitalization, dental, disability and life insurance during the term. New Motion will pay all premiums and other costs associated with such policies. Mr. Stollman will also be able to participate in any other compensation plan or other perquisites generally made available to executive officers of the company from time to time.

Stock Options
Upon the closing of the Merger, Mr. Stollman was granted an option to purchase 300,000 shares of New Motion's common stock. The option is exercisable at an exercise price equal to $10.92 and expires on February 4, 2018. Except in the event Mr. Stollman is terminated without cause and except in the event of a termination of Mr. Stollman's employment for good reason, any portion of such executive's option that remains unvested at the time of termination will be extinguished and cancelled.

Restricted Stock Units
Upon the closing of the Merger, New Motion issued to Mr. Stollman Restricted Stock Units covering 275,000 shares of restricted common stock. Except in the event Mr. Stollman is terminated without cause and except in the event of a termination of Mr. Stollman's employment for good reason, any portion of such executives restricted stock units that remain unvested at the time of termination will be forfeited, extinguished and cancelled.

Long Term Performance Unit Plan
Following the Merger, New Motion will establish and maintain a long term executive compensation plan for the benefit of each of Mr. Stollman and the other executive officers of the company. The terms of the plan will be determined by the company's Board of Directors.

The Company is currently evaluating its treatment of aspects of the employment agreement entered into with Mr. Stollman, in accordance with SFAS No. 123(R), “Share-Based Payment,” in order to properly record (1) the accelerated vesting of pre-existing option grants, (2) the issuance of new stock options, and (3) the issuance of restricted stock units.

The Company has no other employment agreements with its named executive officers.

Outstanding Equity Awards at December 31, 2007

The following table presents information regarding outstanding options held by the combined company’s expected named executive officers as of December 31, 2007.
Outstanding Equity Awards at Year End

			Equity
			Incentive
	Number of	Number of	Plan Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities	Weighted	Weighted
	Unexercised	Unexercised	Underlying	Average	Average
	Options	Options	Unexercised	Option	Option
	that are	that are	and Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options	Price	Date

Burton Katz (1)	161,415	-	283,019	$3.01	10/6/16
Allan Legator (2)	242,123	-	48,425	$0.48	11/22/16
Scott Walker (3)	-	-	37,500	$6.60	2/4/13
Zach Greenberger (4)	-	-	50,000	$6.00	2/3/18

(1)
On August 6, 2006, Mr. Katz was granted an option to purchase 363,184 shares of common stock at a per share exercise price of $2.34. On February 16, 2007, Mr. Katz was granted an option to purchase 81,250 shares of common stock at a per share exercise price of $6.00. Both of these options have a ten year term and vest as follows: 33.3% of the shares subject to the options vest on the first anniversary of their grant date, and the remaining 66.7% of the shares subject to the option vest monthly over the next 24 months thereafter. On February 4, 2008, Mr. Katz entered into a new employment agreement which, among other terms, requires that the vesting for the option to purchase 363,184 shares be accelerated so, that as of February 4, 2008, all of these options are fully vested and exercisable.

(2)
On June 1, 2005, Mr. Legator was granted an option to purchase 290,548 shares of common stock at a per share exercise price of $0.48. This option has a ten year term and vests as follows: 33.3% of the shares subject to the option vested on the first anniversary of its grant date, and the remaining 66.7% of the shares subject to the option vest monthly over the next 24 months thereafter.

(3)
On March 8, 2007, Mr. Walker was granted an option to purchase 37,500 shares of the common stock at a per share exercise price of $6.60. This option has a five year term and vests as follows: 33.3% of the shares subject to the option vested on the first anniversary of its grant date, and the remaining 66.7% of the shares subject to the option vest monthly over the next 24 months thereafter.

(4)
On June 1, 2007, Mr. Greenberger was granted an option to purchase 50,000 shares of common stock at a per share exercise price of $6.00. This option has a ten year term and vests as follows: 33.3% of the shares subject to the option vest on the first anniversary of its grant date, and the remaining 66.7% of the shares subject to the option vest monthly over the next 24 months thereafter.

Director Compensation

During our fiscal year ended December 31, 2007, our non-employee directors did not receive any cash compensation for their services on our board. We do not pay management directors for board service in addition to their regular employee compensation. We compensate our non-employee directors with stock options. In addition, we reimburse directors for travel expenses associated with attendance at Board meetings; during our fiscal year ended December 31, 2007 such expenses were immaterial.

Director Compensation

	Fees			Non-Equity	Non-Qualified
	Earned or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Jerome Chazen (1)	$-	$-	$216,332	$-	$-	$-	$216,332
Drew Larner (2)	-	-	108,166	-	-	-	108,166
Barry Regenstein (3)	-	-	108,166	-	-	-	108,166
Gil Klier (4)	-	-	88,009	-	-	-	88,009
Isaac Kier (5)	-	-	-	-	-	-	-

(1)
On February 16, 2007, Mr. Chazen was granted an option to purchase 50,000 shares of common stock at a per share exercise price of $6.00. This option has a ten year term and vested ratably over 12 months.

(2)
On February 16, 2007, Mr. Larner was granted an option to purchase 25,000 shares of common stock at a per share exercise price of $6.00. This option has a ten year term and was scheduled to vest ratably over 12 months. Subsequent to year end, Mr. Larner's options were accelerated so, that as of February 4, 2008, all of these options are fully vested and exercisable. Mr. Larner resigned upon the closing of our merger with Traffix, Inc.

(3)
On February 16, 2007, Mr. Regenstein was granted an option to purchase 25,000 shares of common stock at a per share exercise price of $6.00. This option has a ten year term and was scheduled to vest ratably over 12 months. Subsequent to year end, Mr. Regenstein's options were accelerated so, that as of February 4, 2008, all of these options are fully vested and exercisable. Mr. Regenstein resigned upon the closing of our merger with Traffix, Inc.

(4)
On September 25, 2007, Mr. Klier was granted an option to purchase 25,000 shares of common stock at a per share exercise price of $14.00. This option has a ten year term and was scheduled to vest ratably over 12 months. Subsequent to year end, Mr. Klier's options were accelerated so, that as of February 4, 2008, all of these options are fully vested and exercisable. Mr. Klier resigned upon the closing of our merger with Traffix, Inc.

(5)	Mr. Kier resigned as a director on January 24, 2007. Mr. Kier received no compensation for his services as a director.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of New Motion’s common stock as of April 25, 2008. The number of shares in the table represents the number of shares of common stock owned by:

•	each of the executive officers;
•	each of the directors;
•	all of New Motion’s directors and executive officers as a group; and
•	each stockholder known by New Motion to be the beneficial owner of more than 5% of New Motion’s common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to New Motion’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of New Motion’s common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of April 25, 2008 are deemed to be outstanding and to be beneficially owned by the person holding the options and/or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 22,527,992 shares of our common stock outstanding on April 25, 2008. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o New Motion, Inc., 42 Corporate Park, Irvine, California 92606. Unless noted, the number of shares presented in the table are shares of common stock

Name of Beneficial Owner		Number of Shares Beneficially Owned		Percent of Class
Executive Officers and Directors:
Robert S. Ellin (1)			2,178,170	9.2%
Andrew Stollman (2)			946,757	4.0%
Raymond Musci			435,821	1.8%
Burton Katz (3)			399,273	1.7%
Larry Burstein (4)			98,866	*
Robert Machinist (5)			56,618	*
Jerome Chazen (6)			50,793	*
Daniel Harvey (7)			27,042	*
				*
All Executive Officers and Directors as a Group (8 persons) (8)			4,193,341	17.7%
Five Percent Stockholders:
Jeffrey Akres (9)			2,773,901	12.3%
MPLC Holdings, LLC (9)			2,738,360	12.2%
Jay A. Wolf (1)			2,194,836	9.2%
Trinad Capital Master Fund, Ltd. (1)			2,178,170	9.2%
Scott Walker (10)			1,596,407	7.1%
Destar, LLC (11)			1,237,116	5.5%
Lyrical Opportunity Partners II, LP (12)			1,138,732	5.1%
Lyrical Opportunity Partners II, Ltd (12)			1,138,732	5.1%
	*	Less than 1%

*	Less than 1% of our outstanding shares

(1)
Trinad Management, LLC (as the manager of Trinad Capital Master Fund, Ltd. and Trinad Capital LP), Robert S. Ellin and Jay A. Wolf (as a Managing Member and Managing Director, respectively, of Trinad Advisors GP, LLC and Trinad Management, LLC) may be deemed to be the beneficial owners of the stock held by Trinad Capital Master Fund, Ltd. Trinad Capital LP (as the owner of 96.5% of the shares of Trinad Capital Master Fund, Ltd.) and Trinad Advisors GP, LLC (as the general partner of Trinad Capital LP), each may be deemed to be the beneficial owner of 96.5% of the share of common stock of New Motion, Inc. held by Trinad Capital Master Fund, Ltd. Each of Trinad Capital LP, Trinad Management, LLC and Trinad Advisors GP, LLC disclaim beneficial ownership of the shares of common stock directly beneficially owned by Trinad Capital Master Fund, Ltd. Each of Robert S. Ellin and Jay A. Wolf disclaim beneficial ownership of the shares of common stock directly beneficially owned by Trinad Capital Master Fund, Ltd., except to the extent of their pecuniary interest therein. Robert S. Ellin and Jay A. Wolf have shared power to direct the vote and shared power to direct the disposition of these shares of common stock. The address of Trinad Management is 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

Jay A. Wolf also holds 16,666 shares of common stock as an individual, which are being registered for re-sale on this prospectus. Mr. Wolf was the former Chief Financial Officer, Chief Operating Officer and Secretary of MPLC, Inc. (now New Motion, Inc.) and resigned from these positions on February 12, 2007 upon the closing of the exchange transaction with New Motion Mobile.

(2)	Includes 503,672 shares of Common Stock issuable upon the exercise of options held by Mr. Stollman.

(3)	Includes 399,273 shares of Common Stock issuable upon the exercise of options held by Mr. Katz.

(4)	Includes 10,141 shares of Common Stock and 88,725 shares of Common Stock issuable upon the exercise of options held by Mr. Burstein.

(5)	Includes 10,141 shares of Common Stock and 46,477 shares of Common Stock issuable upon the exercise of options held by Mr. Machinist.

(6)	Includes 793 shares of Common Stock and 50,000 shares of Common Stock issuable upon the exercise of options held by Mr. Chazen.

(7)	Includes 27,042 shares of Common Stock issuable upon the exercise of options held by Mr. Harvey.

(8)	Includes 1,115,189 shares of Common Stock issuable upon the exercise of options held by our executive officers and directors. See footnotes (1) through (9) above.

(9)
In addition to exercising voting and dispositive power over the shares owned by MPLC Holdings, LLC, Jeffrey Akres individually owns 35,541 shares of common stock. Jeffrey Akres disclaims beneficial ownership of the shares of common stock directly beneficially owned by MPLC Holdings, LLC except to the extent of his pecuniary interests therein. The address of MPLC Holdings, LLC is 15260 Ventura Boulevard, 20 th Floor, Sherman Oaks, CA 91403.

(10)
Includes 1,569,525 shares of Common Stock, 14,382 shares of Common Stock that may be acquired upon the exercise of outstanding warrants at an exercise price of $3.44, and 12,500 shares of Common Stock issuable upon the exercise of options held by Mr. Walker.

(11)
David E. Smith exercises voting and dispositive power over these shares. While Trinad Management, LLC has an economic interest in Destar, LLC, it has no power to vote or dispose of the shares held by Destar, LLC and, accordingly, disclaims beneficial ownership of the shares held by Destar, LLC except to the extent of its pecuniary interest therein. The address of Destar, LLC is 2450 Colorado Avenue, Suite 100, East Tower, Santa Monica, CA 90404.

(12)
Includes 489,655 shares of common stock held by Lyrical Opportunity Partners II, LP and 649,077 shares of common stock held by Lyrical Opportunity Partners II, Ltd. Jeffrey Keswin, as managing member of the general partners of Lyrical Opportunity Partners II, LP, and as Director of Lyrical Opportunity Partners II, Ltd. exercises voting and dispositive power over these securities. The address of Lyrical Opportunity Partners II LP and Lyrical Opportunity Partners II Ltd. is 405 Park Avenue, 6 th Floor, New York, NY 10022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information concerning our equity compensation plans as of December 31, 2007

Equity Compensation Plan Information

Plan Category	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation
			plans (excluding securities
			reflected in column (A))

	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	1,145,677	$2.94	254,323

Equity compensation
plans not approved
by security holders	677,627	$3.73	-

Total	1,823,304	$3.24	254,323

On August 3, 2006, Burton Katz was granted an option to purchase 250,000 shares of common stock of New Motion Mobile, Inc., our wholly-owned subsidiary, at a per share exercise price of $3.40. Subsequent to the exchange transaction in which we acquired New Motion Mobile, Inc., this option entitles Mr. Katz to purchase 363,185 shares of our common stock at a per share exercise price of $2.34. This option vests as follows: 33.3% of the shares subject to the option vested on August 1, 2007 and the remaining 66.7% of the shares subject to the option vest monthly over the next 24 months thereafter.

In 2006, we issued Secured Convertible Notes to Scott Walker and SGE, a corporation owned by Allan Legator, the Company’s former Chief Financial Officer.  These Secured Convertible Notes were repaid in full with interest in September 2006.  Pursuant to the terms of the Secured Convertible Notes, on January 26, 2007, Scott Walker was granted a right to receive a warrant to purchase 14,382 shares of common stock at an exercise price of $3.44 per share and SGE was granted a right to receive a warrant to purchase 9,152 shares of common stock at an exercise price of $3.44 per share.  The per share fair market value of the Company’s common stock on January 26, 2007 was $3.44.

In connection with the Series A, B and D Preferred Stock financings, Sanders Morris Harris, Inc. acted as placement agent.  For its services, the Company paid Sanders Morris Harris a cash fee equal to 7.5% of the gross proceeds from the financing and five year warrants to purchase 290,909 shares of common stock at an average exercise price of $5.50 per share, which was equivalent to the average per share valuation of the Company for the Series A, B and D Preferred Stock financings.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the employment arrangements described above in “Executive Compensation”, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our assets at year-end for the last three completed fiscal years; and
•
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On February 28, 2007, New Motion entered into a Securities Purchase Agreement with various accredited investors as listed on the signature pages thereto pursuant to which New Motion agreed to sell to the investors in a private offering approximately 8,333 shares of its Series D Stock for an aggregate purchase price of approximately $10.0 million. Trinad has an economic interest in Destar LLC, one of the Series D Investors who purchased 188.88 shares of Series D Stock for an aggregate purchase price of $226,651. Trinad has no power to vote or dispose of such shares and, accordingly, disclaims beneficial ownership of the shares held by Destar LLC.

On February 16, 2007, New Motion granted Jerome Chazen an option to purchase 50,000 shares of common stock at an exercise price of $6.00. On the same date, New Motion granted each of Drew Larner and Barry Regenstein an option to purchase 25,000 shares of common stock at an exercise price of $6.00. Also on February 16, 2007, New Motion granted Burton Katz an option to purchase 81,250 shares of common stock at an exercise price of $6.00.

On February 12, 2007, New Motion consummated the transactions contemplated under the Series B Purchase Agreement with the Series B investors. Trinad has an economic interest in Destar LLC, one of the Series B investors who purchased 376.315 shares of Series B Preferred Stock with an aggregate purchase price of $3,763,150. Trinad has no power to vote or dispose of such shares and, accordingly, disclaims beneficial ownership of the shares held by Destar LLC.

On January 24, 2007, New Motion entered into a Series A Convertible Preferred Stock Purchase Agreement with Trinad Capital Master Fund, Ltd., New Motion’s then controlling shareholder, pursuant to which New Motion agreed to sell to Trinad in a private offering one share of its Series A Convertible Preferred Stock, par value $0.10 per share, for an aggregate purchase price of $3.5 million.

In addition, pursuant to a Registration Rights Agreement with Trinad, dated as of January 24, 2007, New Motion granted Trinad certain registration rights with respect to all of the shares of common stock owned by Trinad, including the common stock underlying the Series A Preferred Stock sold in the private placement.

On October 24, 2006, MPLC and certain of its stockholders entered into a common stock Purchase Agreement with Trinad, pursuant to which New Motion agreed to redeem 23,448,870 shares of common stock (on a pre-reverse stock split basis) from the stockholders and sell an aggregate of 69,750,000 shares of our common stock (on a pre-reverse stock split basis), representing 93% of our issued and outstanding shares of common stock on the closing date, to Trinad in a private placement transaction for aggregate gross proceeds to us of $750,000, $547,720 of which was used for the redemption described below, and $202,280 was used to repay all loans to New Motion from Isaac Kier, a former director and the former president, treasurer and secretary of New Motion.

Trinad Management, LLC (as the manager of Trinad Capital Master Fund, Ltd. and Trinad Capital LP), Robert S. Ellin and Jay A. Wolf (as a Managing Member and Managing Director, respectively, of Trinad Advisors GP, LLC and Trinad Management, LLC) may be deemed to be the beneficial owners of the stock held by Trinad Capital Master Fund, Ltd. Trinad Capital LP (as the owner of 96.5% of the shares of Trinad Capital Master Fund, Ltd.) and Trinad Advisors GP, LLC (as the general partner of Trinad Capital LP), each may be deemed to be the beneficial owner of 96.5% of the share of common stock of New Motion, Inc. held by Trinad Capital Master Fund, Ltd. Each of Trinad Capital LP, Trinad Management, LLC and Trinad Advisors GP, LLC disclaim beneficial ownership of the shares of common stock directly beneficially owned by Trinad Capital Master Fund, Ltd. Each of Robert S. Ellin and Jay A. Wolf disclaim beneficial ownership of the shares of common stock directly beneficially owned by Trinad Capital Master Fund, Ltd., except to the extent of their pecuniary interest therein. Robert S. Ellin and Jay A. Wolf have shared power to direct the vote and shared power to direct the disposition of these shares of common stock.

Mr. Ellin was the former Chief Executive Officer of MPLC, Inc. (now New Motion, Inc.) and resigned from these positions on February 12, 2007 upon the closing of the Exchange. Mr. Ellin’s address is c/o Trinad Management LLC, 2121 Avenue of the Stars, Suite 1650, Los Angeles, CA 90067.

Jay A. Wolf also holds 16,666 shares of common stock as an individual. Mr. Wolf was the former Chief Financial Officer, Chief Operating Officer and Secretary of MPLC, Inc. (now New Motion, Inc.) and resigned from these positions on February 12, 2007 upon the closing of the Exchange.

Simultaneously with the sale of shares of common stock to Trinad, New Motion redeemed 23,448,870 shares of common stock (on a pre-reverse stock split basis) from certain stockholders of New Motion for a purchase price of $547,720. In addition, following closing, Mr. Kier or First Americas Management LLC (“First Americas”), an affiliate of Mr. Kier, was no longer obligated to provide office space or services to New Motion.

New Motion had Secured Convertible Promissory Notes outstanding in the principal amounts of $15,000, $100,000 and $50,000 which were issued to Scott Walker, its then Chief Executive Officer and President, on June 10, 2005, August 2, 2005, and August 24, 2005, respectively. In addition, it had Secured Convertible Notes in the principal amounts of $35,000, $50,000 and $20,000 which were issued to SGE, a corporation owned by Allan Legator, its then Chief Financial Officer and Secretary, on June 10, 2005, August 2, 2005, and August 24, 2005, respectively. The notes were convertible into securities issued in the next financing resulting in gross proceeds of at least $500,000 (“Qualified Financing”) at 80% of per share price in Qualified Financing. Pursuant to the terms of the Secured Convertible Notes, each of Scott Walker and SGE were granted a right to receive a warrant to purchase that number of shares in a Qualified Financing equal to 30% of the shares purchasable by the principal amount of the Convertible Notes held by each of Walker and SGE issuable upon consummation of Qualified Financing.

On January 26, 2007, New Motion agreed with each of Scott Walker and SGE that the warrants would entitle Scott Walker to purchase 14,384 shares of New Motion’s common stock at an exercise price of $3.44 per share and SGE to purchase 9,153 shares of New Motion Mobile's common stock at an exercise price of $3.44 per share. All notes referenced above were paid in full with interest according to the terms of the notes by September 2006.

Raymond Musci was party to a Contractor Agreement with New Motion Mobile dated January 11, 2006. Under the terms of the Contractor Agreement, Mr. Musci was entitled to receive a fee of $30,000 per month for services rendered under the Contractor Agreement. Mr. Musci received a fee of $307,500 under the terms of the Contractor Agreement during fiscal 2006. Mr. Musci is now an at-will employee of New Motion.

Promoters and Control Persons

Prior to February 12, 2007, MPLC (now called New Motion, Inc.) existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On February 12, 2007, we consummated an exchange transaction in which we acquired all of the outstanding ownership interests of New Motion, Inc. (now called New Motion Mobile, Inc.), a Delaware corporation from its stockholders in exchange for an aggregate of 500,000 shares of our Series C Preferred Stock. At the closing of the exchange transaction, New Motion Mobile became our wholly owned subsidiary. The exchange transaction was accounted for as a reverse merger (recapitalization) with New Motion Mobile deemed to be the accounting acquirer, and MPLC the legal acquirer.

In addition, please see the description of the transactions which occurred on October 24, 2006 between MPLC and certain of its stockholders set forth above.

Item 13. EXHIBITS

The following exhibits are filed herewith:

Exhibit
No.	Title

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Motion, Inc.

/s/ Dan Harvey
By: Dan Harvey
Its: Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 29, 2008

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Title	Date

*
Burton Katz	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2008
/s/ Dan Harvey
Dan Harvey	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 29, 2008

*
Raymond Musci	Director	April 29, 2008

*
Lawrence Burstein	Director	April 29, 2008

*
Robert S. Ellin	Director	April 29, 2008

*
Andrew Stollman	Director, President	April 29, 2008

*
Jerome Chazen	Director	April 29, 2008

*
Robert Machinist	Director	April 29, 2008

* By: /s/ Dan Harvey_____
Dan Harvey
As attorney-in-fact

EXHIBIT INDEX

Exhibit
No.	Title

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.