Form 10-Q
period 2008-03-31
NEW MOTION, INC.
filed 2008-05-20
CIK 1022899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(Address of principal executive offices and ZIP Code)

(949) 777-3700

(Registrant’s telephone number, including area code)

  (Former name, former address, and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.
Yes   ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No   ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes   ☒    No ☐

As of May 16, 2008, the Company has 22,560,064 shares of Common Stock, $.01 par value, outstanding.

New Motion, Inc.
doing business as
Atrinsic

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q, including the sections entitled “Cautionary Statements and Risk Factors,” “Management’s Discussion and Analysis” and “Description of Business,” contain “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources of New Motion, Inc. (“New Motion,” “Atrinsic” or the “Company”, see below for further discussion on corporate name). These forward-looking statements include, without limitation, statements regarding: proposed new services; the Company’s expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for the Company’s business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts, but based on the estimations and expectations of management. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by our forward-looking statements. Important factors that could cause these differences include, but are not limited to:
•	limited operating history in some of our commercial activities;
•	our reliance on wireless carriers and aggregators to facilitate billing and collections for our subscription net sales;
•	the highly competitive market in which we operate;
•	our ability to develop new applications and services;
•	protection of our intellectual property rights;
•	hiring and retaining key employees;
•	successful completion, and integration of acquisitions;
•	increased costs and requirements encountered as a public company; and
•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis” and “Description of Business.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,932	$987
Marketable securities	13,047	9,463
Accounts receivable, trade, net of allowance for doubtful accounts of $1,304 at March 31, 2008 and $565 at December 31, 2007	18,856	8,389
Other receivable		722
Prepaid income taxes	609	780
Prepaid expenses and other current assets	1,756	325
Deferred income taxes	1,603	451
TOTAL CURRENT ASSETS	52,803	21,117

PROPERTY AND EQUIPMENT	3,104	860
OTHER ASSETS
Marketable securities - non current	6,625	-
Goodwill	97,980	-
Other intangibles, net	41,298	599
Acquisition costs, net	-	1,023
Deposits and other assets	57	57
Deferred income taxes - non current	-	307

TOTAL ASSETS	$201,867	$23,963

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,764	$3,257
Accrued expenses	7,770	3,720
Short term notes payable	588	89
Merger related restructuring charge accrual	3,628	-
Line of credit	-	10
TOTAL CURRENT LIABILITIES	22,750	7,076

LONG TERM LIABILITIES
Deferred income taxes - non current	13,773	-
Notes payable	39	22
TOTAL LIABILITIES	36,562	7,098
Minority interest in consolidated joint venture	254	283

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - par value $.01, 100,000,000 authorized, 22,505,542 and 12,021,184 issued and outstanding, respectively	225	120
Additional paid-in capital	168,366	19,583
Accumulated other comprehensive loss	(190)	(38)
Accumulated deficit	(3,350)	(3,083)

TOTAL STOCKHOLDERS' EQUITY	165,051	16,582
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$201,867	$23,963

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2008	2007

NET SALES	$28,738	$5,642

COST OF SALES	14,486	726

GROSS PROFIT	14,252	4,916

EXPENSES
Selling and marketing	6,573	2,987
General and administrative	8,064	2,200
Restructuring charge	240	-
	14,877	5,187

LOSS FROM OPERATIONS	(625)	(271)

OTHER EXPENSE (INCOME)
Interest income and dividends	(292)	(79)
Realized losses (gains) on marketable securities	53	-
Interest expense	7	-
Other non-operating expense	77	21
	(155)	(58)
LOSS BEFORE PROVISION FOR INCOME TAXES	(470)	(213)

(BENEFIT) PROVISION FOR INCOME TAXES	(174)	4

LOSS BEFORE MINORITY INTEREST	(296)	(217)

MINORITY INTEREST, NET OF (BENEFIT) PROVISION FOR INCOME TAX OF $27	(29)	155

NET LOSS	$(267)	$(372)

LOSS PER SHARE:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	18,932,871	9,483,004
Diluted	18,932,871	9,483,004

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(267)	$(372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	(5)	(563)
Depreciation and amortization	565	194
Stock-based compensation expense	694	194
Deferred income taxes	180	-
Net (gains) losses on sale of marketable securities	53	-
Minority interest in net income of consolidated joint venture, net of income taxes	(29)	155
Changes in operating assets and liabilities:
Accounts receivable	1,767	463
Other receivable	722	-
Prepaid expenses and other current assets	(527)	(155)
Prepaid income taxes/taxes payable	(202)	(192)
Deposits and other assets	-	1
Accounts payable	568	(500)
Other, principally accrued expenses	(273)	408
Net cash provided by (used in) operating activities	3,246	(367)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash expended for Mobliss transaction	-	(36)
Purchases of securities	(4,972)	-
Proceeds from sales of securities	7,706	-
Net cash received in merger transaction with Traffix, Inc.	12,398	(56)
Cash paid for acquisition related costs, parent	(1,823)	-
Capital expenditures	(383)	-
Net cash provided by (used in) investing activities	12,926	(92)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(171)	(530)
Expenditures for equity financing	-	(363)
Issuance of warrants	-	57
Issuance of stock	-	18,471
Proceeds from exercise of stock options	36	-

Net cash (used in) provided by financing activities	(135)	17,635

Effect of exchange rate changes on cash and cash equivalents	(92)	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,945	17,176
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	987	544
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,932	$17,720

See Notes 1, 2, 3 and 4 for a summary of noncash investing and financing activities.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)
(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amounts	Capital	Loss	Deficit	Equity

Balance, December 31, 2007	12,021,184	$120	$19,583	$(38)	$(3,083)	$16,582

Net loss for the three months ended March 31, 2008					(267)	(267)

Unrealized losses on available-for-sale securities				(56)		(56)
Reclassification adjustment for losses realized in net income				55		55
Foreign Currency Translation adjustment				(151)		(151)
Comprehensive loss						(419)
Stock-based compensation expense			694			694

Stock option exercises	75,000	1	35			36
Common stock issued in connection with terms of current year merger	10,409,392	104	148,054			148,158
Miscellaneous Share Adjustment	(34)

Balance, March 31, 2008	22,505,542	$225	$168,366	$(190)	$(3,350)	$165,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEW MOTION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A Note Concerning Presentation

This Quarterly Report on Form 10-Q contains information concerning New Motion, Inc. as it pertains to the periods covered by this report - for the three month periods ended March 31, 2008 and 2007. As a result of the acquisition of Traffix, Inc., a Delaware corporation (“Traffix”), by New Motion, Inc. on February 4, 2008 (explained herein, see Note 4 Merger with Traffix, Inc.), this Quarterly Report on Form 10-Q also contains information concerning the combination of New Motion and Traffix, as of March 31, 2008, and for the three month period ended March 31, 2008. To assist the reader where practicable, when reference is made to New Motion, it pertains to the Company’s activities for the three month period ended March 31, 2008.

In February, 2008, New Motion’s newly comprised board of directors approved management’s plan to integrate and reorganize the combined enterprise arising from the recently completed merger. Along with this plan, the board of directors unanimously approved a change in the Company’s name from New Motion, Inc. to Atrinsic (“Atrinsic”), subject to shareholder approval. Atrinsic will be headquartered in New York, NY.

When reference is made to Atrinsic, it pertains to the current activities of the combination of New Motion and Traffix, during the three month period ended March 31, 2008. For purposes of a comparison to a full operating period for our Traffix, Inc. subsidiary, we provide proforma disclosures and discussion of the subsidiary’s income from operations and EBITDA for the period January 1, 2008 to February 4, 2008, included as a component of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 1 – Recent Merger Discussion, Combined Background and Basis of Presentation

Overview of Atrinsic

New Motion, Inc., doing business as Atrinsic, is one of the leading digital advertising and entertainment networks in the United States. Atrinsic is organized as a single segment business with two divisions: (1) Networks activities - offering full service online marketing and distribution; and (2) Entertainment services - offering our unique content applications direct to users. Atrinsic brings together the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies, creating a fully integrated vehicle for sale and distribution of entertainment content, brand-based distribution and pay-for-performance advertising. Atrinsic’s Entertainment service’s content is organized into four strategic service groups - digital music, casual games, interactive contests, and communities/lifestyles. The Atrinsic brands include GatorArcade, a premium online and mobile gaming site, Bid4Prizes, a low-bid mobile auction interactive game, and iMatchUp, one of the first integrated web-mobile dating services. Feature-rich advertising services include a mobile ad network, extensive search capabilities, email marketing, one of the largest and growing publisher networks, and proprietary entertainment content. Headed by a team of Internet, new media, entertainment and technology professionals, Atrinsic is moving its headquarters to New York City, see Note 4, and will continue to maintain offices in Irvine, CA, Seattle, WA, and Moncton, Canada.

Recent Merger Discussion

On September 26, 2007, New Motion (“New Motion” or the “Company”) executed a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Traffix, and NM Merger Sub, a Delaware corporation and wholly-owned subsidiary of New Motion (“Merger Sub”), pursuant to which the Merger Sub would merge with and into Traffix, the separate existence of Merger Sub would cease, and Traffix would continue as the surviving corporation in the merger, thus becoming a wholly-owned subsidiary of New Motion (the “Merger”).

On February 4, 2008, New Motion completed its merger with Traffix (see Notes 2, 3 and 4 for further information, details and discussion of the merger’s accounting treatment, purchase price allocation and other information), pursuant to the Merger Agreement entered into by the companies on September 26, 2007. As a result of the closing of the transaction, Traffix became a wholly owned subsidiary of New Motion. Immediately following the consummation of the merger, Traffix stockholders owned approximately 45% of the capital stock of New Motion, on a fully-diluted basis. Each issued and outstanding share of Traffix common stock was converted into the right to receive approximately 0.676 shares of New Motion common stock based on the capitalization of both companies on the closing date of the merger. Effective the date of the close of the merger, New Motion commenced trading on The NASDAQ Global Market under the symbol “NWMO.” New Motion registered approximately 12.9 million shares after consideration of Traffix’s fully-diluted outstanding shares and option overhang, and issued approximately 10.4 million shares as a result of the conversion factor applied to the Traffix shares outstanding on February 4, 2008.

In February, 2008, the Company’s newly comprised board of directors approved management’s combined company operating budget to assist in the integration and reorganization of the combined enterprise arising from the recently completed merger. Management intends to continue the integration of both companies, focusing on maximizing certain operational efficiencies, while also positioning the combined group for sustained, profitable growth, as a leader in the mobile entertainment and performance-based online marketing industry. Also in February, the board of directors unanimously approved a change in the Company’s name from New Motion, Inc. to Atrinsic, Inc. (“Atrinsic”), subject to shareholder approval being sought at our annual meeting tentatively planned for late July 2008.

Recent History

Prior to the merger described above New Motion, Inc. was solely a digital entertainment company, and was headquartered in Irvine, California. The Company exclusively provided a wide range of digital entertainment products and services, using the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies. The Company’s product and service portfolio included contests, games, ringtones, screensavers and wallpapers, trivia applications, fan clubs and voting services, blogs and information services. New Motion’s business was solely focused on services in the following categories within one operating segment — digital music, casual games, interactive contests and communities and lifestyles. These services consisted of a broad array of properties, including Bid4Prizes, a low-bid mobile auction game and GatorArcade, a premium online and mobile gaming site. Other brands included iMatchup, a mobile dating service and MP3Giveaway, a digital music site. New Motion focused on selectively increasing its application portfolio with high-quality, innovative applications. Internally generated content was responsible for the majority of the Company’s net sales. The Company also licensed, and licenses, some identifiable content, such as ringtones, wallpapers and images from third parties to whom it generally pays a licensing fee on a per-download basis. The Company generated revenue on a subscription basis. The monthly end user subscription fees for the Company’s wireless entertainment products and services generally ranged from $3.99 to $9.99.

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

New Motion Mobile, the initial predecessor to pre-merger New Motion, Inc., was formed in March 2005 and subsequently acquired the business of RingtonChannel, an Australian aggregator of ringtones in June 2005. RingtoneChannel was originally incorporated on February 23, 2004. In 2004, RingtoneChannel began to sell ringtones internationally and then launched its first ringtone subscription service in the U.S. in February 2005. In August 2005, New Motion Mobile launched its first successful text message campaign incorporating music trivia. In March of 2006, New Motion Mobile partnered with GoldPocket Wireless, now Motricity, a leading provider of mobile technology solutions for media and entertainment companies, to enhance the proficiency and performance of its mobile service offering.

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

On January 19, 2007, New Motion Mobile entered into an agreement with Index Visual & Games, Ltd. (“IVG”) to purchase certain specified assets of Mobliss, a provider of proprietary applications, delivery systems, and platforms for wireless devices. In return for these assets, New Motion Mobile issued to IVG a convertible promissory note (the “IVG Note”). Mobliss has direct networking and billing connectivity with carriers for executing large-scale SMS campaigns and distributing mobile content to a wide array of mobile devices across multiple carrier networks in the U.S. and Canada. The primary strategic objective of this purchase was to allow New Motion to more efficiently manage its business and operations by enabling it to directly bill and collect from mobile carriers, thus eliminating the fees associated with using third party billing processors and expediting the collection of open carrier receivables. This purchase is expected to enable New Motion to better serve its customers and end users by expediting the time in which it reacts to changes in the marketplace. During the fourth quarter of 2007, and continuing into the current fiscal year, New Motion is allocating an increasing portion of its Cingular / AT&T new subscriber message traffic onto the acquired assets and developed technology, and expects to continue to allocate Cingular / AT&T traffic, at a manageable rate, through this system during our next three quarters.

Also on January 19, 2007, New Motion Mobile entered into an agreement with IVG to create an Asian-themed mobile entertainment portal, the first major endeavor of its kind in the North American off-deck arena. This new direct-to-consumer service provides an opportunity for New Motion to tap into a new market with Asian-themed content, delivering sophisticated mobile products. The joint venture was registered under the name The Mobile Entertainment Channel Corporation (“MECC”) and was established to assist New Motion in expanding its service offerings by partnering with IVG, a leading global player in the interactive games and mobile space. As of March 31, 2008, New Motion is continuing to evaluate the services and content offer capabilities of MECC, and as of yet has not deployed any services to a material degree.

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods.  Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements.  The results of operations for interim periods are not necessarily indicative of results to be expected for the balance of the current fiscal year or any other period.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 2007 filed on Form 10-KSB on March 31, 2008, and amended Form 10-KSB, as filed on April 29, 2008, for inclusion of part III, Directors, Executives Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Traffix, Inc., a subsidiary acquired through a merger, effective February 4, 2008; the condensed consolidated financial statements had included the accounts of RingtoneChannel from its inception in February 2004, and the accounts of New Motion Mobile from its inception in March 2005. All significant intercompany balances and transactions have been eliminated in consolidation.

During fiscal 2006, New Motion focused its efforts on the high-growth opportunities in the United States digital applications market, as such, since the fourth quarter of fiscal 2006, the operations and accounts of the RingtoneChannel were essentially blended into the operations of New Motion Mobile and New Motion began the process for the eventual dissolution of the legal entity formerly known as the RingtoneChannel.

Beginning in the first quarter of 2007, New Motion’s consolidated financial statements also include the accounts of its joint venture, MECC. On January 19, 2007, New Motion entered into a Heads of Agreement with IVG, setting forth the terms of the joint venture to distribute IVG content within North America and to manage and service the Mobliss assets acquired from IVG. In accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51,” the results of MECC have been consolidated with New Motion’s accounts because New Motion (i) currently controls the joint venture’s activities, (ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expects to fund the joint venture and absorb the expected losses for the foreseeable future. New Motion owns a 49% stake and IVG owns a 51% stake in the joint venture. As a result of the consolidation, the minority interest liability on New Motion’s balance sheet represents IVG’s cumulative interest in the operating results of the joint venture, less any distributions paid to the minority interest.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported carrying amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Principally, significant estimates made by management are, among others, the recognition of revenue and related chargebacks and other allowances and credits charged to contra revenue, the realizability of accounts receivable, the realizability of deferred tax assets, the recoverability of long-lived assets, and the valuation of stock based incentive grants. Additionally, at times, the Company may have the potential for exposure resulting from pending and/or threatened litigation. See Note 9, infra. Actual results could differ materially from those estimates.

Management’s estimates and assumptions are continually reviewed against actual results with the effects of any revisions being reflected in the results of operations at that time.

Reclassifications

Certain prior year amounts in the unaudited consolidated financial statements have been reclassified to conform to the current and prior year’s presentation, specific to groupings used in pro forma information included in Note 4.

Marketable Security Investments

  The Company has reclassified its auction rate Securities ("ARS") from cash and cash equivalents to marketable securities on its balance sheet in accordance with recent accounting pronouncements.  This reclassification affected both the balance sheet at December 31, 2007, and as at March 31, 2008, and the fiscal 2007 and first quarter fiscal 2008 cash flow statements, it did not affect net income, nor did it affect working capital in fiscal 2007, or income for the three month period ended March 31, 2008. In accordance with Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," no changes to financial statements issued in prior years were deemed necessary. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, our Marketable Security investments are accounted for as available-for-sale, based on our intentions under which we held the related paper, with that being a strategy of holding the securities for varying and indefinite periods of time, pursuant to maturity dates, market conditions and other factors.  The Company has not changed its investment policy.  The Company believes that notwithstanding the reclassification, the investments in ARS are: reported as long-term based on current failed auctions, these securities were previously classified as short term and highly liquid, and were readily convertible to known amounts of cash. The Company continues to consider these holdings as having an insignificant risk of change in value due to their underlying issuers, and the Company currently is taking advantage of higher interest yields as a result of the failed auctions.

Our long-term investments balance includes $6.625 million in auction rate securities that failed at auction subsequent to March 31, 2008 and are presented as long-term as it is unknown if the Company will be able to liquidate these securities within the next year. At March 31, 2008, and for the three month period then ended, the Company did not record any liquidity impairment related to these investments as it does not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments.

Risks and Uncertainties

New Motion operates in industries that are subject to intense competition, government regulation and rapid technological change. New Motion’s operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with operating a business, including the potential risk of general business failure, resulting from internal or external forces, including changes in consumers’ tastes, technological obsolescence of service offers, regulation at the government level and regulation arising from self policing agencies and guidelines within our sector.

Fair Value of Financial Instruments

The carrying amounts of current assets and liabilities, other than marketable securities, are carried at their historical values. Marketable securities subject to market based price fluctuations are carried at the fair market values, and are deemed to be held to maturity, or non-trading, therefore unrealized gains and losses, net of tax are included in our Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) accounts.

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

New Motion also has operations in Canada arising from the Traffix, Inc. merger.

New Motion’s foreign operations’ functional currency is the applicable local currency. Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are reflected in the accumulated other comprehensive loss in the equity section of the balance sheet.

Neither of the Company’s foreign source income contribute significantly to net sales; our Canadian operations are deemed as a separate profit center within our worldwide tax accrual.

Concentration of Credit Risk

New Motion is currently utilizing several billing partners in order to provide content and subsequent billings to its subscription customers. These billing partners, or aggregators, act as a billing interface between New Motion and the mobile phone carriers that ultimately bill New Motion’s entertainment based end user subscribers. These aggregator companies have not had long operating histories in the U.S., or operations within traditional, and proven business models. These aggregators face a greater business risk in the market place, due to a constantly evolving business environment that stems from the infancy of the U.S. mobile entertainment content industry.

The following table reflects the concentration of sales and accounts receivable with these billing aggregators. Data presented as of and for the three months ended March 31, 2008 shows billing aggregator sales and accounts receivable as a percentage of both aggregator sales only, and of total sales, which includes the two months of consolidated sales of New Motion’s wholly owned subsidiary, Traffix, Inc.

	For the three months
	Ended March 31,
	2007	2008
	All	Aggregator	All
	Sales	Sales Only	Sales
Revenue:
Customer A	15%	2%	1%
Customer B	-%	14%	7%
Customer C	85%	81%	37%
Other Customers	-%	3%	56%

	As of	As of
	December 31,	March 31,
	2007	2008
	All	Aggregator	All
	Accounts	Accounts	Accounts
	Receivable	Receivable	Receivable
Accounts receivable:
Customer A	6%	4%	2%
Customer B	7%	21%	10%
Customer C	81%	73%	33%
Other Customers	6%	1%	55%

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. New Motion records estimates for future refunds, chargebacks, allowances or credits, and provides for these probable uncollectible amounts through a valuation allowance and a reduction of recorded revenues in the period for which the sale occurs. Estimates of future refunds, chargebacks, allowances or credits, are based on analyses of previous recognized rates and most currently identifiable trends. Historically combined refunds, chargebacks, allowances and credits ranged between 0% and 17% of the associated gross revenue. The reserves are reconciled once carriers remit total payment to New Motion’s aggregator, who subsequently remits payments to New Motion, with such collection cycle usually occurring between 45 to 180 days after date billed. Balances that are still outstanding and deemed uncollectible after management has performed this reconciliation are charged against the valuation allowance and correspondingly reduce the related trade accounts receivable.

Due to the payment terms of the carriers requiring in excess of 60 days from the date of billing or sale, New Motion utilizes an advance program offered by its aggregators. This advance program feature allows for payment of 70% of the prior month’s billings within 15 to 20 days after the end of the month. For this feature, New Motion pays an additional fee, ranging from 2.5% to 5% of the amount advanced. For the three months ended March 31, 2008, the gross amount of invoices subject to the advance program totaled approximately $10.8 million. The total advance amount of these invoices equals approximately $8.7 million. As of March 31, 2008, New Motion had contra assets in the form of reserves and allowances of approximately $0.42 million against such advanced amounts. This compares to $5.7 million of gross invoices subject to the advance program for the three months ended March 31, 2007, of which the total advance amount of these invoices equaled approximately $3.9 million. This advance program is offered on a forward-recourse basis, with potential recourse assessed against future advances. Gross sales for each month are reported net of any of these advance fees. New Motion believes that the reserve established against the accounts receivable balance at March 31, 2008, is adequate to absorb all future processed credits, chargebacks and allowances issued to our customers by the carriers.

Property and Equipment

New Motion provides for depreciation using the straight-line method over the estimated useful lives of its property and equipment, ranging from three to five years. New Motion acquired 4.5 acres of land and a building located in Dieppe, New Brunswick as a result of its merger with Traffix, Inc., we are depreciating the building over 20 years on the straight line basis. Repairs and maintenance expenditures that do not significantly add value to property and equipment, or prolong its life, are charged to expense, as incurred. Gains and losses on dispositions of property and equipment are included in the operating results of the related period. The merger with Traffix, Inc. was affected through a stock-for-stock, tax free merger, therefore any step up in book basis to its fair market value at the time of the merger does not provide deductible tax basis.

Intangible Asset Measurement and Recognition

For intangible assets acquired in the current, as well as prior fiscal years, such acquisitions were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” New Motion recognizes and measures the intangible assets acquired based on their fair value; in the case of an acquisition of a group of intangible assets, each asset’s relative fair value is used. New Motion uses independent third party valuation experts, and internally uses a wide range of valuation methodologies, including performing discounted cash flow analysis to assess the value of acquired intangible assets. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk factors, alternative cost of capital considerations, and terminal value calculations. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. As a result of the Traffix merger, New Motion recorded approximately $41 million in identifiable intangibles and approximately $86 million in goodwill. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flow projections; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends. At March 31, 2008 the Company’s book value was approximately $165 million and its market capitalization was approximately $113 million. The Company deems that the current decline in its share price is temporary, and has not impaired its goodwill and other intangible assets as at March 31, 2008. Our valuation on the merger net assests has yet to be finalized, changes in the final valuation could potentially affect amortizible assets acquired and cause future fiscal periods to differ based on a change, if any.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment subject to depreciation and amortization, are reviewed for impairment whenever events occur, or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Assets to be disposed of, if any, would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. For each of the periods reported herein, New Motion’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change, or that demand for New Motion’s services will continue at rates recognized during the three months ended March 31, 2008, which could result in impairment of long-lived assets in the future. See Note 4, and “Risk Factors” for further discussion of risk associated to Impairment of Long-lived Assets, specifically goodwill, as generated in the Company’s recent merger acquisition with Traffix, Inc.

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

Revenue Recognition

New Motion has two principal types of revenue, (1) the sale of subscription-based services inherent in its Entertainment services, which the Company recognizes in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” and (2) sales from its Network activities, which are earned pursuant to marketing agreements with marketing partners and corporate customers, which the Company recognizes in accordance with Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” as modified by SAB 104.

Subscription Revenue. As it pertains to its subscription-based Entertainment sales, the Company recognizes revenue from the sale or subscription of its applications to wireless subscribers under distribution agreements with wireless carriers and other distributors in the period in which the applications are purchased or over the period in which the applications are subscribed, assuming that: (a) fees are fixed and determinable; (b) we have no significant obligations remaining; and (c) collection of the related receivable is reasonably assured. For this subscription-based revenue, the Company makes estimates and creates reserves for future refunds, charge backs or credits in the period for which the sale occurs based on analyses of previous rates and trends, which have historically varied between zero and 17% of gross subscription revenue. This reserve is reconciled once a carrier remits total payment to the Company’s aggregator, who subsequently remits payment usually 45 to 180 days after billing. Management reviews the revenue by carrier on a monthly basis and gross billings on a daily basis to identify unusual trends that could indicate operational, carrier or market issues which could lead to a material misstatement in any reporting period. Additionally, on a weekly basis, management monitors cash settlements made by carriers to the aggregators. The Company’s policy is to record differences between recognized subscription revenue and actual revenue in the next reporting period once the actual amounts are determined. To date, differences between estimates and ultimate reconciled revenues have not been significant.

Subscription revenue earned from certain aggregators may not be reasonably estimated. In these situations, New Motion’s policy is to recognize revenue upon the receipt of a carrier revenue report, which usually is received just prior to actual cash collection (i.e., on a cash basis). These revenue amounts are not significant.

In accordance with Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the Company recognizes as revenue the net amount the wireless carrier or distributor pays to New Motion upon the sale of applications, net of any service or other fees earned and deducted by the wireless carrier or distributor. New Motion has evaluated its wireless carrier and distributor agreements and has determined that it is not the principal when selling its applications through wireless carriers.

Network Revenue. The Company also earns net sales from its Network activities pursuant to marketing agreements with marketing partners and corporate customers. The provisions of each agreement determine the type and timing of revenue to be recorded. The Company invoices its customers in accordance with the terms of the underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided, net of an estimated sales allowance, when applicable. Such sales allowance may include an estimate for duplications, invalid addresses, and/or age restrictions that are due from, but have not yet been reported to us by our customers. These sales allowances are recorded as contra-revenue. The Company’s net sales are adjusted in later fiscal periods if actual sales allowances vary from amounts previously estimated. Historically, the variance between actual sales allowances and previously estimated sales allowances has been immaterial. If events were to occur that would cause actual sales allowances (which are recorded as offsets against gross revenue, as contra-revenues, in arriving at reported net revenue) to vary significantly from those originally estimated and reflected in the financial statements, we could suffer material deterioration in future fiscal period gross margins, and, therefore, our profitability, cash flows and capital resources could be adversely affected.

The customer agreements which comprise the Network revenue satisfy the “existence of persuasive evidence of an arrangement” required under the current revenue recognition rules under Staff Accounting Bulletin (SAB) 101 as modified by SAB 104. The provisions of each agreement determines the (a) pricing characteristics of the revenue generating activity, the specific type of revenue activity (e.g., Online Advertising or Search Engine Marketing), and (b) the method of the Company’s delivery obligations to, and acceptance obligations of its clients and customers, with (a) and (b) satisfying the criterion of SAB 101, that “sales price is fixed or determinable” and “delivery has occurred”. As a function of the Company’s client and customer acceptance process, the Company reviews bank and credit references, business financial statements, personal financial statements and/or obtain corporate officer guarantees (if appropriate), all of which satisfy the SAB 101 criteria, “collectibility is reasonably assured”. Based on this revenue recognition criteria, the Company believes it recognizes Network revenue when it is realizable and earned.

Certain revenue related obligations pertaining to the Company’s Network activities are recorded at the time revenue is recognized. They include costs payable to other online, as well as off-line, media companies for generating registered users and consumer data for the Company, database fee sharing costs under third-party database use agreements, email message delivery costs, contingent-based prize indemnification coverage (i.e. sweepstakes payout indemnification), estimated premium fulfillment costs related to the respective promotion (when and if applicable) and all other variable costs directly associated with completing the Company’s obligations relative to the revenue being recognized. When our estimates vary from that which was originally accrued, the associated variance is deemed a change in management’s estimate, and accordingly the Company takes the increase or decrease to sales, costs, or overhead in the fiscal period that the variance is determinable.

Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for the Company’s websites; (b) higher costs of acquiring data for the Company’s marketing partners, compromising such marketing partners' ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) failure to maintain a lower cost of email delivery activities and web development and web hosting service costs as compared to our competitors, or being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, (d) the Company’s contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites; or (e) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize the Company could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, the Company’s profitability, cash flows and capital resources could be materially adversely affected.

Network activities revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. Management continuously evaluates the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings, of the Company’s customers. As a result of this review process, the Company records bad debt provisions to adjust the related receivables' carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including the length of time the receivables are past due, historical experience and other factors obtained during the conduct of collection efforts. If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, or if the U.S. economy stumbles, our estimates for bad debt provisions could be further increased, which could adversely affect the Company’s operating margins, profitability, cash flows and capital resources.

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

Advertising and Marketing Expense

New Motion expenses advertising and marketing costs as incurred. For the three months ended March 31, 2008 and 2007, advertising and marketing expenses were $6.0 and $3.0 million, respectively. In the month of January 2008, New Motion, Inc. expended approximately $1.9 million in marketing expenses with Traffix, Inc., prior to the merger.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. Under the Interpretation, the financial statements must reflect expected future tax consequences of these positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. The Interpretation also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. This Interpretation is effective for fiscal years beginning after December 15, 2006.

New Motion and its subsidiaries file income tax returns in the U.S., Canada and Australian federal jurisdictions and the states of California and New York jurisdictions. New Motion is subject to U.S., Canadian and Australia federal examinations and California and New York state examinations by tax authorities. The statute of limitations for 2005, 2006 and 2007 in all jurisdictions remains open and are subject to examination by tax authorities.

New Motion adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, New Motion recognized no change in the liability for unrecognized tax benefits. New Motion does not have any unrecognized tax benefits as of January 1, 2008, and March 31, 2008.

New Motion does not have any tax positions in the balance at January 1, 2008, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to taxing authorities to an earlier period. New Motion also has no unrecognized tax benefits in the balance at January 1, 2008, that if recognized, would impact the effective tax rate. As a result, New Motion expects no adjustment to its amount of unrecognized tax benefits during 2008.

New Motion recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The Company had no amount accrued for the payment of interest and penalties accrued at March 31, 2008.

Net Income Per Share

        Basic earnings per share (“EPS”) for the Company is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS includes the effect, if any, of the potential issuance of additional shares of common stock as a result of the exercise or conversion of dilutive securities, using the treasury stock method. Diluted earnings per share has not been presented in the accompanying condensed consolidated statement of income since the Company has no dilutive options, warrants and other potential common stock outstanding during the periods based on the Company’s net loss for the three months ended March 31, 2008.  Options to purchase 3,531,789 and 1,575,383 shares of the Company's common stock, and 314,446 and 314,446 warrants to purchase shares of common stock, and none and 974,419 shares of common stock issuable upon conversion of the IVG note, were not included in the calculation, due to the fact that these options and warrants were anti-dilutive for the three months ended March 31, 2008 and 2007, respectively.

New Accounting Pronouncements

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. FAS159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. New Motion does not expect adoption of FAS 159 will have a material impact on our consolidated results of operations or financial position.

Note 3 – Goodwill and Identifiable Intangible Asset

The gross carrying value of goodwill and the gross carrying value and accumulated amortization of other intangibles as set forth below in whole dollars:

	As of March 31, 2008		As of December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Unamortized intangible assets:
Goodwill	$97,979,880		$-

Other unamortized identifiable intangible assets:
Trademarks (indefinite lived assets)	$35,498,000	$-	$11,000	$-

Other amortized identifiable intangible assets:
Acquired Software Technology	2,431,300	135,072	-	-

Licensing and trade names	1,899,600	607,057	580,000	555,833

Customer list	1,618,400	566,770	949,000	385,040

Restrictive Covenants	1,227,500	68,194	-	-

Total identifiable intangible assets	$42,674,800	$1,377,093	$1,540,000	$940,873

Total Carrying Value - Identifiable Intangibles		$42,674,800		$1,540,000
Total Acc. Amortization - Identifiable Intangibles		(1,377,093)		(940,873)
Net Carrying Value - Identifiable Intangibles		$41,297,707		$599,127

The identifiable intangibles and unamortized goodwill carrying value changes as a result of the effects of foreign currency exchange translation.

The amortizable intangibles listed in the previous table are deemed to have lives ranging between two and ten years and are generally amortized on a straight-line basis, with the weighted average life being 4.3 years.

Amortization expense from acquired identifiable intangibles have been recorded from the dates of the respective acquisitions.

The future intangible amortization expense for the next five fiscal years is estimated, and set forth below:

	2008	2009	2010	2011	2012	Thereafter

Acquired Software Technology	$607,825	$810,433	$810,433	$67,537	$-	$-

Licensing and trade names	98,970	131,960	131,960	131,960	131,960	665,733

Customer list	337,660	301,173	133,880	133,880	133,880	11,157

Restrictive Covenants	306,875	409,167	409,167	34,097	-	-

Total amortization expense	$1,351,330	$1,652,733	$1,485,440	$367,474	$265,840	$676,890

Note 4—Merger and Restructuring Activity

Traffix, Inc.

Pursuant to the Agreement and Plan of Merger, dated September 27, 2007, by and between New Motion, Inc. and Traffix, Inc. (the Merger Agreement), the Company acquired 100 percent of the outstanding stock of Traffix, Inc. on February 4, 2008, in a tax-free merger, in order to expand the Company’s media distribution platform and to achieve more cost effective customer acquisitions. The Traffix, Inc. results of operations were included in the Corporation’s results beginning February 4, 2008.

As provided by the Merger Agreement, approximately 15.4 million shares of Traffix, Inc. common stock were exchanged for approximately 10.4 million shares of the Company’s common stock. At the date of the Merger, this represented approximately 87 percent of the Company’s outstanding common stock. Traffix, Inc. stockholders also received an immaterial amount of cash ($384) in lieu of any fractional shares of the Company’s common stock that would have otherwise been issued on February 4, 2008.

The Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (SFAS 141). Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Merger date as summarized below.

Purchase price
Traffix, Inc. common stock exchanged	15,396,869
Exchange ratio	0.676072

Total shares of the Company's common stock exchanged	10,409,392

Purchase price per share of the Company's common stock (1)	$14.1750

Total value of the Company's common stock exchanged		$147,553,132

Fair value of outstanding stock options and restricted shares		605,114
Other direct acquisition costs		2,058,040

Total purchase price		$150,216,286

Allocation of the purchase price
Traffix, Inc. stockholders' equity		$46,435,783
Traffix, Inc. goodwill and other intangibles		(14,745,510)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Net-deferred income tax liabilities		(16,672,667)
Property, plant and equipment		125,000
Identified intangibles		41,134,800
Merger related exit and termination liabilities		(4,041,000)

Fair value of net assets acquired		52,236,406

Estimated goodwill resulting from the Merger (2) (3)		$97,979,880

(1)
The value of the shares of common stock exchanged with Traffix, Inc. shareholders was based upon the average of the closing prices of the Company’s common stock for the period commencing three trading days before, and ending three trading days after, September 27, 2007, the date of the signing and announcement of the Merger Agreement.

(2)
The Company intends to aggregate goodwill and use the entity’s market capitialization in measuring for future potential impairments. Our book value at March 31, 2008 was approximately $165 million; our market capitalization at March 31, 2008 and May 12, 2008 was approximately $99 million and $114 million, respectively. Management has determined that based on the current market conditions affecting all domestic equities, coupled with the $15 million, or over 15% increase in our market capitalization from March 31, 2008 to May 12, 2008, that it is premature to consider an impairment charge during the first quarter ended March 31, 2008, predicated on the February 4, 2008 merger closing. Management will continue to review the prospects for the business, as well as general market conditions, and will assess the likelihood of a required impairment charge in future fiscal periods based on facts, circumstances and market valuations at that time.

(3)
Management considers the following factors in recording goodwill arising from the merger transaction described above, and includes, but is not limited to: (a) the positive reputation of the acquired business; (b) the methods of operations that have defined its prior success which were acquired in the transaction under the basis of going concern principals; (c) the business processes which were acquired in the transaction under the basis of going concern principals; (d) the customer relationships acquired; and (e) the market position and accompanying competitive advantage acquired.

Unaudited Pro Forma Summary

The following pro forma consolidated amounts give effect to the acquisition of Traffix, Inc. by New Motion, inc. accounted for by the purchase method of accounting as if it had occurred as at January 1, 2008 and 2007, the beginning of the respective periods presented. The pro forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

	Three Months Ended
	March 31, 2008	March 31, 2007
Net sales	$37,414	$23,675
Cost of sales	21,927	12,621
Gross profit	15,487	11,054

Operating expense net of interest income and other expense	14,833	10,589
Income tax expense	377	191
Net income	277	274
Basic and Diluted earnings per share	$0.01	$0.01

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Traffix, Inc. The estimated fair values of intangibles assets acquired and liabilities assumed were obtained through a preliminary third party valuation. The estimated fair value of accounts receivable, and all other assets and liabilities are preliminary and could be adjusted based on a final determination.

Fair value of assets acquired and liabilities assumed

Cash and cash equivalents	$12,270,616
Marketable securities	13,150,654
Account receivable	12,229,391
Prepaid and other current assets	1,359,181
Property and equipment	2,020,588
Customer List	669,400
Trade name / Trademark	35,487,000
Software	2,431,300
License Agreement	1,319,600
Non Compete Agreement	1,227,500
Goodwill	97,979,880
Other assets	2,968,480
Total assets acquired	183,113,590
Debt	-
Trade accounts payable	6,938,843
Accrued expenses	3,205,238
Income taxes payable	333,986
Accrued restructuring and exit costs associated with merger	4,041,000
Deferred tax liabilities	16,672,667
Other liabilities	1,705,570
Total liabilities assumed	32,897,304
Net assets acquired	$150,216,286

Goodwill and Trade-names have an indefinite life; other amortizable intangibles have a weighted average amortizable life of 4.3 years.

Merger and Restructuring Charges

Merger and Restructuring Charges in connection with the merger acquisition of Traffix, Inc. are associated with legacy Traffix, Inc. exit costs and restructuring reserves, and are recorded as an increase to Goodwill, and are all more fully described below. See analysis of exit costs reserves below.

Exit Costs Reserves

On February 1, 2008, $4.041 million of liabilities for the Traffix, Inc. exit and termination costs as a result of the Merger were recorded as purchase accounting adjustments resulting in an increase in Goodwill. Included in the $4.041 million were $3.1 million for severance, contract terminations, relocation and other employee-related costs, and $0.9 million for other costs. During the two months ended March 31, 2008, cash payments of $0.7 million have been charged against this liability, with all $0.7 million relating to payments of severance, relocation and other employee-related costs.

Payments under these reserves are expected to be substantially completed by the end of fiscal 2009, predicated on our progress related to lease renegotiations, but in no case to exceed fiscal 2011.

Exit Costs and Restructuring Reserves

	Balance	Charges	Charges	Balance
Components of reserve in	January 1,	to	against	March 31,
connetion with the merger	2008	Reserve	Reserve	2008

Severence, termination and other employment costs	$-	$2,348,110	$412,509	$1,935,601
Lease renegotiation, workout and sub-let loss costs	-	758,355	-	758,355
Moving costs and information technology buildout in new headquarters	-	334,535	-	334,535
Insurance related costs for acquired entity's tail risk coverage	-	600,000	-	600,000
Totals for columns, as indicated (date or activity)	$-	$4,041,000	$412,509	$3,628,491

(1)
Exit costs reserves were established at February 1, 2008 and included in our purchase accounting resulting in an increase in goodwill.
During the three months ended March 31, 2008, the above referenced $412,509 were payments made to employees during the period February 4, 2008 to March 31, 2008, with all such employees being released from employment on May 2, 2008, in accordance with our restructuring and exit activities in connection with the merger acquisition of Traffix, Inc. During the three months ended March 31, 2008, the Company recorded a Restructuring Charge of $240,000, relating to New Motion, Inc. employees severed from employment on May 2, 2008. See Subsequent Event Note.

Note 5—Stock options and other stock based compensation

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. The adoption of SFAS 123(R) resulted in share-based compensation expense for the three months ended March 31, 2008 and 2007 of approximately $694,000 and $194,000, respectively.

In conjunction with the Merger, New Motion assumed Traffix’s existing stock option plans so that all outstanding Traffix employee stock options and other stock-based awards were converted into options and stock-based awards of New Motion, and those options and awards now entitle the holder to receive New Motion common stock. The number of shares issuable under those options and awards, and the exercise prices for those options and awards, were adjusted based on the Merger exchange ratio of 0.676. As a result of the change in control of Traffix, at the effective the date of the merger, all Traffix options fully vested.

The fair value of each option award, and number of awards, during the three months ended March 31, 2008 was estimated on the grant date using a Black-Scholes valuation model that used the assumptions in the flowing table. The Company also issued restricted stock during the three months ended March 31, 2008 with the assumptions listed below.

	2007	Outside
	Plan	of Plan
Stock options:
Shares underlying grant	300,000	300,000
Stock price	$10.92	$10.92
Strike price	$10.92	$10.92
Maturity	7 years	7 years
Risk free interest rate	3.5%	3.5%
Volatility	25.0%	25.0%
Fair market value per option	$3.86	$3.86
Forfeiture rate	5.0%	5.0%

Restricted stock:
Restricted shares	110,000
Stock Price	$8.33
Fair market value per share	$8.33

Note 6—Segments

The Company operates in one segment, basically being entertainment and network services and activities delivered over the internet and other hand held wireless devices. In classifying the financial information for our operating activities, management relies on the evaluations of its chief operating decision maker (CODM – as managed by committee) and executive management in deciding how to allocate Company resources and assess our performance. The statement of operations, as included in the “Management’s Discussion and Analysis”, provides detail between our entertainment services and online marketing network activities for net sales, cost of sales and gross margin. The Company’s workforce and other items are not clearly allocable to either the entertainment or the network gross margin due to the fact that staff, office space and all other overhead items are multi-purposed across both gross margin outputs.

Note 7—Commitments and contingencies

Litigation

        The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

Note 8 - Subsequent Events

On May 2, 2008, the Company, pursuant to its restructuring and exit activities plan executed on its reduction in force (“RIF”) component, and released employees, with severance under such plan. Of the total severance and termination payments made of approximately $652,000, approximately $513,000 were attributable directly to the merger for the severance of Traffix, Inc. employees, and were charged to the merger accrual originally formed as part of the purchase price goodwill. The balance of the RIF disbursement, or approximately $139,000 were attributable to New Motion, Inc. employees, and correspondingly will be reflected as a Restructuring Charge in the quarter ending June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q, as at and for the three month periods ended March 31, 2008 and 2007, and is intended to update the information contained in the Annual Report on Form 10-KSB for the year ended December 31, 2007 of New Motion, Inc. (“we,” “our,” “us”, the “Company,” or “New Motion”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in our Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements contained in our Form 10-KSB, and also included elsewhere in this Form 10-Q.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2008 and the three months ended March 31, 2007. Except for historical information, the matters discussed in this “Management’s Discussion and Analysis” are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the “ forward-looking statements” as a result of, among other things, the factors described under the “Cautionary Statements and Risk Factors” included elsewhere in this report.

Overview of Atrinsic

New Motion, Inc., doing business as Atrinsic, is one of the leading digital advertising and entertainment networks in the United States. Atrinsic is organized as a single segment business with two divisions: (1) Networks activities – offering full service online marketing and distribution; and (2) Entertainment services – offering our unique content applications direct to users. Atrinsic brings together the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies, creating a fully integrated vehicle for sale and distribution of entertainment content, brand-based distribution and pay-for-performance advertising. Atrinsic’s Entertainment service’s content is organized into four strategic service groups – digital music, casual games, interactive contests, and communities/lifestyles. The Atrinsic brands include GatorArcade, a premium online and mobile gaming site, Bid4Prizes, a low-bid mobile auction interactive game, and iMatchUp, one of the first integrated web-mobile dating services. Feature-rich advertising services include a mobile ad network, extensive search capabilities, email marketing, one of the largest and growing publisher networks, and proprietary entertainment content. Headed by a team of Internet, new media, entertainment and technology professionals, Atrinsic will be headquartered in New York with offices in Irvine, CA, Seattle, WA, and Moncton, Canada.

Recent Merger Discussion

On September 26, 2007, New Motion (“New Motion” or the “Company”) executed a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Traffix, and NM Merger Sub, a Delaware corporation and wholly-owned subsidiary of New Motion (“Merger Sub”), pursuant to which the Merger Sub would merge with and into Traffix, the separate existence of Merger Sub would cease, and Traffix would continue as the surviving corporation in the merger, thus becoming a wholly-owned subsidiary of New Motion (the “Merger”).

On February 4, 2008, New Motion completed its merger with Traffix (see Notes 2, 3 and 4 for further information, details and discussion of the merger’s accounting treatment, purchase price allocation and other information), pursuant to the Merger Agreement entered into by the companies on September 26, 2007. As a result of the closing of the transaction, Traffix became a wholly owned subsidiary of New Motion. Immediately following the consummation of the merger, Traffix stockholders owned approximately 45% of the capital stock of New Motion, on a fully-diluted basis. Each issued and outstanding share of Traffix common stock was converted into the right to receive approximately 0.676 shares of New Motion common stock based on the capitalization of both companies on the closing date of the merger. Effective the date of the close of the merger, New Motion commenced trading on The NASDAQ Global Market under the symbol “NWMO.” New Motion registered approximately 12.9 million shares after consideration of Traffix’s fully-diluted outstanding shares and option overhang, and issued approximately 10.4 million shares as a result of the conversion factor applied to the Traffix shares outstanding on February 4, 2008.

In February, 2008, the Company’s newly comprised board of directors approved management’s combined company operating budget to assist in the integration and reorganization of the combined enterprise arising from the recently completed merger. Management intends to continue the integration of both companies, focusing on maximizing certain operational efficiencies, while also positioning the combined group for sustained, profitable growth, as a leader in the mobile entertainment and performance-based online marketing industry. Also in February, the board of directors unanimously approved a change in the Company’s name from New Motion, Inc. to Atrinsic, Inc. (“Atrinsic”), subject to shareholder approval being sought at our annual meeting tentatively planned for late July 2008.

Recent History

Prior to the merger described above New Motion, Inc. was solely a digital entertainment company, and was headquartered in Irvine, California. The Company exclusively provided a wide range of digital entertainment products and services, using the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies. The Company’s product and service portfolio included contests, games, ringtones, screensavers and wallpapers, trivia applications, fan clubs and voting services, blogs and information services. New Motion’s business was solely focused on services in the following categories within one operating segment — digital music, casual games, interactive contests and communities and lifestyles. These services consisted of a broad array of properties, including Bid4Prizes, a low-bid mobile auction game and GatorArcade, a premium online and mobile gaming site. Other brands included iMatchup, a mobile dating service and MP3Giveaway, a digital music site. New Motion focused on selectively increasing its application portfolio with high-quality, innovative applications. Internally generated content was responsible for the majority of the Company’s net sales. The Company also licensed, and licenses, some identifiable content, such as ringtones, wallpapers and images from third parties to whom it generally pays a licensing fee on a per-download basis. The Company generated revenue on a subscription basis. The monthly end user subscription fees for the Company’s wireless entertainment products and services generally ranged from $3.99 to $9.99.

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

New Motion Mobile, the initial predecessor to pre-merger New Motion, Inc., was formed in March 2005 and subsequently acquired the business of RingtoneChannel, an Australian aggregator of ringtones in June 2005. RingtoneChannel was originally incorporated on February 23, 2004. In 2004, RingtoneChannel began to sell ringtones internationally and then launched its first ringtone subscription service in the U.S. in February 2005. In August 2005, New Motion Mobile launched its first successful text message campaign incorporating music trivia. In March of 2006, New Motion Mobile partnered with GoldPocket Wireless, now Motricity, a leading provider of mobile technology solutions for media and entertainment companies, to enhance the proficiency and performance of its mobile service offering.

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

On January 19, 2007, New Motion Mobile entered into an agreement with Index Visual & Games, Ltd. (“IVG”) to purchase certain specified assets of Mobliss, a provider of proprietary applications, delivery systems, and platforms for wireless devices. In return for these assets, New Motion Mobile issued to IVG a convertible promissory note (the “IVG Note”). Mobliss has direct networking and billing connectivity with carriers for executing large-scale SMS campaigns and distributing mobile content to a wide array of mobile devices across multiple carrier networks in the U.S. and Canada. The primary strategic objective of this purchase was to allow New Motion to more efficiently manage its business and operations by enabling it to directly bill and collect from mobile carriers, thus eliminating the fees associated with using third party billing processors and expediting the collection of open carrier receivables. This purchase is expected to enable New Motion to better serve its customers and end users by expediting the time in which it reacts to changes in the marketplace. During the fourth quarter of 2007, and continuing into the current fiscal year, New Motion is allocating an increasing portion of its Cingular / AT&T new subscriber message traffic onto the acquired assets and developed technology, and expects to continue to allocate Cingular / AT&T traffic, at a manageable rate, through this system during our next three quarters.

Also on January 19, 2007, New Motion Mobile entered into an agreement with IVG to create an Asian-themed mobile entertainment portal, the first major endeavor of its kind in the North American off-deck arena. This new direct-to-consumer service provides an opportunity for New Motion to tap into a new market with Asian-themed content, delivering sophisticated mobile products. The joint venture was registered under the name The Mobile Entertainment Channel Corporation (“MECC”) and was established to assist New Motion in expanding its service offerings by partnering with IVG, a leading global player in the interactive games and mobile space. As of March 31, 2008, New Motion is continuing to evaluate the services and content offer capabilities of MECC, and as of yet has not deployed has services to a material degree.

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

Multiple Revenue Streams and Advertiser Networks. The merger with Traffix is expected to result in less customer concentration and more diversification of the combined company’s revenue streams. Atrinsic will continue to generate recurring revenue streams from a subscription–based business model, which is targeted at end user mobile subscribers. Atrinsic will also have the traditional revenue streams inherent in Traffix’s performance-based Internet business model, which is targeted to publishers and advertisers. Further revenue diversification is expected to result from the larger distribution reach of the combined company, and of the opportunity to generate ad revenue across the combined company’s portfolio of web properties.

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

Revenue Recognition and Receivables. We have two principal types of revenue, (1) the sale of subscription-based services inherent in our Entertainment services, which we recognize in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” and (2) sales from our Network activities, which are earned pursuant to marketing agreements with marketing partners and corporate customers, which we recognize in accordance with Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” as modified by SAB 104.

Subscription Revenue
As it pertains to our subscription-based Entertainment sales, we recognize revenue from the sale or subscription of its applications to wireless subscribers under distribution agreements with wireless carriers and other distributors in the period in which the applications are purchased or over the period in which the applications are subscribed, assuming that: (a) fees are fixed and determinable; (b) we have no significant obligations remaining; and (c) collection of the related receivable is reasonably assured. For this subscription-based revenue, we make estimates and create reserves for future refunds, charge backs or credits in the period for which the sale occurs based on analyses of previous rates and trends, which have historically varied between zero and 17% of gross subscription revenue. This reserve is reconciled once a carrier remits total payment to our aggregator, who subsequently remits payment usually 45 to 180 days after billing. Management reviews the revenue by carrier on a monthly basis and gross billings on a daily basis to identify unusual trends that could indicate operational, carrier or market issues which could lead to a material misstatement in any reporting period. Additionally, on a weekly basis, management monitors cash settlements made by carriers to the aggregators. Our policy is to record differences between recognized subscription revenue and actual revenue in the next reporting period once the actual amounts are determined. To date, differences between estimates and ultimate reconciled revenues have not been significant.

Subscription revenue earned from certain aggregators may not be reasonably estimated. In these situations, our policy is to recognize revenue upon the receipt of a carrier revenue report, which usually is received just prior to actual cash collection (i.e., on a cash basis). These revenue amounts are not significant.

In accordance with Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we recognize as revenue the net amount the wireless carrier or distributor pays to us upon the sale of applications, net of any service or other fees earned and deducted by the wireless carrier or distributor. We have evaluated our wireless carrier and distributor agreements and has determined that we are not the principal when selling our applications through wireless carriers.

Network Revenue
We also earn net sales from our Network activities pursuant to marketing agreements with marketing partners and corporate customers. The provisions of each agreement determine the type and timing of revenue to be recorded. We invoice our customers in accordance with the terms of the underlying agreement. Revenue is recognized at the time the marketing activity is delivered, or service is provided, net of an estimated sales allowance, when applicable. Such sales allowance may include an estimate for duplications, invalid addresses, and/or age restrictions that are due from, but have not yet been reported to us by our customers. These sales allowances are recorded as contra-revenue. Our net sales are adjusted in later fiscal periods if actual sales allowances vary from amounts previously estimated. Historically, the variance between actual sales allowances and previously estimated sales allowances has been immaterial. If events were to occur that would cause actual sales allowances (which are recorded as offsets against gross revenue, as contra-revenues, in arriving at reported net revenue) to vary significantly from those originally estimated and reflected in the financial statements, we could suffer material deterioration in future fiscal period gross margins, and, therefore, our profitability, cash flows and capital resources could be adversely affected.

The customer agreements which comprise the Network revenue satisfy the “existence of persuasive evidence of an arrangement” required under the current revenue recognition rules under Staff Accounting Bulletin (SAB) 101 as modified by SAB 104. The provisions of each agreement determines the (a) pricing characteristics of the revenue generating activity, the specific type of revenue activity (e.g., Online Advertising or Search Engine Marketing), and (b) the method of the Company’s delivery obligations to, and acceptance obligations of its clients and customers, with (a) and (b) satisfying the criterion of SAB 101, that “sales price is fixed or determinable” and “delivery has occurred”. As a function of our client and customer acceptance process, we review bank and credit references, business financial statements, personal financial statements and/or obtain corporate officer guarantees (if appropriate), all of which satisfy the SAB 101 criteria, “collectibility is reasonably assured”. Based on this revenue recognition criteria, we recognize Network revenue when it is realizable and earned.

Certain revenue related obligations pertaining to our Network activities are recorded at the time revenue is recognized. They include costs payable to other online, as well as off-line, media companies for generating registered users and consumer data, database fee sharing costs under third-party database use agreements, email message delivery costs, contingent-based prize indemnification coverage (i.e. sweepstakes payout indemnification), estimated premium fulfillment costs related to the respective promotion (when and if applicable) and all other variable costs directly associated with completing our obligations relative to the revenue being recognized. When our estimates vary from that which was originally accrued, the associated variance is deemed a change in management’s estimate, and accordingly we take the increase or decrease to sales, costs, or overhead in the fiscal period that the variance is determinable.

Should the Internet operating landscape change resulting in (a) higher costs of acquiring consumer data and registered users for our websites; (b) higher costs of acquiring data for our marketing partners, compromising such marketing partners' ability to maintain adequate sized databases to allow for continued third-party database use agreements; (c) failure to maintain a lower cost of email delivery activities and web development and web hosting service costs as compared to our competitors, or being required to depend on third-party emailing service bureaus, to a degree higher, and/or at a cost in excess of our anticipated internally-generated costs, (d) our contingent-based prize indemnification premiums for indemnification coverage increasing due to an increase in the number of prize winners at the sites; or (e) unpredictable technology changes or commercial technology applications; then, if any one, or a combination, of the above factors were to materialize we could suffer material deterioration in future fiscal period revenue growth and gross margins and, therefore, our profitability, cash flows and capital resources could be materially adversely affected.

Network activities revenue recognition is also subject to provisions based on the probability of collection of the related trade accounts receivable. Management continuously evaluates the potential of the collectibility of trade receivables by reviewing such factors as deterioration in the operating results, financial condition, or bankruptcy filings, of our customers. As a result of this review process, we record bad debt provisions to adjust the related receivables' carrying amount to an estimated realizable value. Provisions for bad debts are also recorded due to the review of other factors, including the length of time the receivables are past due, historical experience and other factors obtained during the conduct of collection efforts. If circumstances change regarding our specific customers on an individual basis, or if demand for Internet direct marketing softens, or if the U.S. economy stumbles, our estimates for bad debt provisions could be further increased, which could adversely affect our operating margins, profitability, cash flows and capital resources.

Intangibles Assets Measurement and Recognition. For intangible assets acquired in the current, as well as prior fiscal years, such acquisitions were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We recognize and measure the intangible assets acquired based on their fair value; in the case of an acquisition of a group of intangible assets, each asset’s relative fair value is used. We use independent third party valuation experts, and internally we use a wide range of valuation methodologies, including performing discounted cash flow analysis to assess the value of acquired intangible assets. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk factors, alternative cost of capital considerations, and terminal value calculations. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. As a result of the Traffix merger, New Motion recorded approximately $41 million in identifiable intangibles and approximately $86 million in goodwill. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flow projections; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends. At March 31, 2008 our book value was approximately $165 million and its market capitalization was approximately $113 million. We deem that the current decline in its share price is temporary, and has not impaired its goodwill and other intangible as at March 31, 2008.

Our valuation on the merger’s net assets has yet to be finalized; changes in the final valuation could potentially affect amortizable assets acquired and cause future fiscal periods to differ based on a change, if any.

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

Consolidation. The condensed consolidated financial statements include the accounts of Traffix, Inc., a subsidiary acquired through a merger, effective February 4, 2008; the condensed consolidated financial statements had included the accounts of RingtoneChannel from its inception in February 2004, and the accounts of New Motion Mobile from its inception in March 2005. All significant intercompany balances and transactions have been eliminated in consolidation.

During fiscal 2006, New Motion focused its efforts on the high-growth opportunities in the United States digital applications market, as such, since the fourth quarter of fiscal 2006, the operations and accounts of the RingtoneChannel were essentially blended into the operations of New Motion Mobile and New Motion began the process for the eventual dissolution of the legal entity formerly known as the RingtoneChannel.

Beginning in the first quarter of 2007, New Motion’s consolidated financial statements also include the accounts of its joint venture, MECC. On January 19, 2007, New Motion entered into a Heads of Agreement with IVG, setting forth the terms of the joint venture to distribute IVG content within North America and to manage and service the Mobliss assets acquired from IVG. In accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51,” the results of MECC have been consolidated with New Motion’s accounts because New Motion (i) currently controls the joint venture’s activities, (ii) will share equally in any dividends or other distributions made by the joint venture, and (iii) expects to fund the joint venture and absorb the expected losses for the foreseeable future. New Motion owns a 49% stake and IVG owns a 51% stake in the joint venture. As a result of the consolidation, the minority interest liability on New Motion’s balance sheet represents IVG’s cumulative interest in the operating results of the joint venture, less any distributions paid to the minority interest.

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

The consolidation of MECC reflects the elimination of all intercompany transactions. MECC is reflected with the following balances in our consolidated balance sheet at March 31, 2008: current assets of $739,000 and current liabilities of $183,000. MECC’s results of operations are reflected in our consolidated statement of operations for the three months ended March 31, 2008 as minority interest of $29,000, net of provision for income tax of $44,000. The minority interest reflects our joint venture partner’s portion of MECC’s net income or loss for the period.

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

SELECTED FINANCIAL DATA

The following table provides a summary of our consolidated results of operations for the three months ended March 31, 2008 and March 31, 2007 (dollars in thousands):

	THREE		THREE
	MONTHS	AS A	MONTHS	AS A
	ENDED	% OF	ENDED	% OF
	MARCH	NET	MARCH	NET
	31, 2008 (1)(2)	SALES	31, 2007 (2)	SALES

Net sales	$28,738	100%	$5,642	100%
Cost of sales	14,486	50%	726	13%

Gross profit	14,252	50%	4,916	87%

Selling and Marketing	6,573	23%	2,987	53%
General and administrative expenses	8,064	28%	2,200	39%
Restructuring Charge	240	1%	-	-
Other (income) expense, net	(155)	-1%	(58)	-1%

Loss before provision for income taxes	(470)	-2%	(213)	-4%
Provision for income taxes	(174)	-1%	4	-

Loss before minority interest	(296)	-1%	(217)	-4%
Minority interest	(29)	0%	155	3%

Net loss	$(276)	-1%	$(372)	-7%

NOTE: Prior year presentations have been changed to conform to fiscal 2008 presentation, which changes did not impact net income.

(1)
On February 4, 2008, we acquired Traffix, Inc. through a non-taxable, stock-for-stock, merger transaction. From February 4, 2008 to March 31, 2008, our accounts include the income statement activity of Traffix, Inc.

(2)
On January 29, 2007, we entered into an agreement with Index Visual & Games, Ltd. (“IVG”) creating the joint venture, The Mobile Entertainment Channel Corporation (“MECC”). MECC’s accounts are included for the period January 29, 2007 to March 31, 2007, and for the entire period ended March 31, 2008.

Results of Operations for the three months ended March 31, 2008 compared to three months ended March 31, 2007.

  The following analysis and discussion pertains to our results of operations for the three months ended March 31, 2008, compared to our results of operations for the three months ended March 31, 2007 (Dollars presented in tables are in thousands).

Our net sales, and disclosure of our net sale components, for each of the three-month periods ended March 31, 2008 and March 31, 2007, are set forth below:

Net Sale Components – Entertainment Services and Network Activities
(in thousands, except share data)

	THREE MONTHS ENDED		CHANGE	CHANGE
	MARCH 31,		INC(DEC)	INC(DEC)
	2008	2007	$$$	%%%

Entertainment Services	$13,107	$5,642	$7,465	132%
Network Activities	15,631	-	15,631	100%

Total Net Sales	$28,738	$5,642	$23,096	409%

Net sales increased approximately $23.1 million, or 409%, to $28.7 million for the three months ended March 31, 2008, compared to $5.6 million for the three months ended March 31, 2007. Entertainment Service net sales increase by approximately $7.5 million, or 132%, to $13.1 million for the three months ended March 31, 2008, compared to $5.6 million for the three months ended March 31, 2007. Approximately 68% of the increase in net sales, or $15.6 million, was attributable to net sales included in the first quarter of fiscal 2008 arising from our acquisition of Traffix, Inc., which was effective as of February 4, 2008.

The increase in Entertainment Service net sales of approximately $7.5 million, or 132% was principally attributable to the expansion of our entertainment service offerings into new areas during the 2007 fiscal year’s 2nd, 3rd and 4th quarters, where we invested substantial marketing expenses in the acquisition of new customers to our recurring billed subscriber base and increased efforts to improve our retention of customers. This resulted in an increase in our subscriber base in the first quarter of fiscal 2008. We ended the first quarter of 2008 with approximately one million subscribers, compared to approximately 840,000 at the end of the fourth quarter of fiscal 2007.

The Network Activities net sales, for each of the three months ended March 31, 2008 and March 31, 2007, were generated within the following categories, as set forth below:

	THREE MONTHS ENDED		CHANGE	CHANGE
	MARCH 31,		INC(DEC)	INC(DEC)
	2008	2007 (1)	$$$	%%%
Network Activities Net Sales
Online Promtional and Content	$4,830	$-	$4,830	100%
Search Engine Marketing	8,332	-	8,332	100%
Affiliate Networks	2,279	-	2,279	100%
Email and data	190	-	190	100%

Total Network net sales	$15,631	$-	$15,631	100%

(1)
During the three month period ended March 31, 2008, we acquired Traffix, Inc., effective February 4, 2008, in a merger transaction. As more fully described in the Notes to the attached unaudited financial statements, and elsewhere within this Management’s Discussion and Analysis, the accounting treatment of the merger called for including the accounts of Traffix, Inc. as of February 4, 2008, and for the operating period February 4, 2008 to March 31, 2008.

Our cost of sales during the three months ended March 31, 2008 were comprised of internally generated customer acquisition costs associated with the acquisition and retention of customers in our Entertainment Services activities and the acquisition and retention of clients in our Network activities. Our cost of sales during the three months ended March 31, 2007 were comprised of direct and indirect customer acquisition costs associated with the acquisition and retention of customers in our Entertainment Services. As described above, and elsewhere within this Form 10-Q, we acquired Traffix, Inc., through a merger transaction, effective February 4, 2008, and in accordance with the accounting treatment of the purchase accounting transaction, our accounts reflect the inclusion of the Traffix, Inc. merger accounts at February 4, 2008, and for the period February 4, 2008 to March 31, 2008.

Our cost of sales, and disclosure of the cost of sale components, for each of the three-month periods ended March 31, 2008 and March 31, 2007, are set forth below:

Cost of Sale Components – Entertainment Services and Network Activities

	THREE MONTHS ENDED		CHANGE	CHANGE
	MARCH 31,		INC(DEC)	INC(DEC)
	2008	2007	$$$	%%%

Entertainment Services	$3,816	$726	$3,090	426%
Network Activities	10,670	-	10,670	100%

Total Net Sales	$14,486	$726	$13,760	1895%

Cost of sales increased approximately $13.8 million, or over 18 fold, to approximately $14.5 million for the three months ended March 31, 2008, compared to $0.7 million for the three months ended March 31, 2007. Entertainment Service cost of sales increased by approximately $3.1 million, or 426%, to $3.8 million for the three months ended March 31, 2008, compared to $0.7 million for the three months ended March 31, 2007. Approximately 97% of the increase in cost of sales, or $13.4 million, was attributable to cost of sales included in the first quarter of fiscal 2008 arising from our acquisition of Traffix, Inc., which was effective as of February 4, 2008. Regarding this cost of sale increase of $13.4 million attributable to the Traffix, Inc. merger: (a) approximately $2.7 million was incurred subsequent to the merger date to March 31, 2008, for the acquisition of Entertainment Services customers through Traffix media vendors; and (b) approximately $10.7 million was incurred subsequent to the merger date to March 31, 2008, for the acquisition of Network Activity clients.

The Entertainment cost of sale increase of approximately $3.1 million, or 426%, was directly attributable to increased costs associated with the fixed fee payments earned by our vendors in connection with their acquisition of Entertainment Service subscribers during the three month period ended March 31, 2008, when compared to the three months ended March 31, 2007. Of the $3.8 million in cost of sales, approximately $1.1 million was attributable to vendors that New Motion, Inc. had conducted business with prior to the merger, and $2.7 million was attributable to vendors associated with our Traffix, Inc. subsidiary, and incurred subsequent to the February 4, 2008, effective merger date.

The Network Activities cost of sales, for each of the three-month periods ended March 31, 2008 and March 31, 2007, were generated within the following categories, as set forth below:

Network Activities Cost of Sales

	THREE MONTHS ENDED		CHANGE	CHANGE
	MARCH 31,		INC(DEC)	INC(DEC)
	2008	2007	$$$	%%%

Online Promtional and Content	$2,412	$-	$2,412	100%
Search Engine Marketing	6,499	-	6,499	100%
Affiliate Networks	1,744	-	1,744	100%
Email and data	15	-	15	100%

Total Network Activities Cost of Sales	$10,670	$-	$10,670	100%

The Network Activities cost of sales of approximately $10.7 million was directly attributable to: (a) $6.5 million in costs associated with conducting our search engine marketing activities, with such costs representing fees incurred from the major search engines; (b) approximately $2.4 million incurred in procuring marketing media in the acquisition of customers for our Online Promotional and Content client offerings; and (c) approximately $1.7 million incurred in fees paid to affiliates if the conduct of our Affiliate Network activities, with all the above incurred during the three months ended March 31, 2008.

Our gross profit in terms of dollars, on a consolidated basis and a component basis, and our gross profit percentage, on a consolidated basis and a component basis, for each of the three-month periods ended March 31, 2008 and March 31, 2007, for our Entertainment Services and Network Activities, are set forth below:

Consolidated Gross Profit

	THREE MONTHS ENDED		CHANGE	CHANGE
	MARCH 31,		INC(DEC)	INC(DEC)
	2008	2007	$$$	%%%

Entertainment Services	$9,291	4,916	$4,375	89%
Network Activities	4,961	-	4,961	100%

Consolidated Gross Profit	$14,252	$4,916	$9,336	190%

Consolidated Gross Profit

			ABSOLUTE	RELATIVE
	THREE MONTHS ENDED		CHANGE	CHANGE
	MARCH 31,		INC(DEC)	INC(DEC)
	2008	2007	$$$	%%%

Entertainment Services	71%	87%	-16%	-19%
Network Activities	32%	0%	32%	100%

Consolidated Gross Profit	50%	87%	-37%	-42%

Network Activities Gross Profit

	THREE MONTHS ENDED		CHANGE	CHANGE
	MARCH 31,		INC(DEC)	INC(DEC)
	2008	2007	$$$	%%%

Online Promtional and Content	$2,418	$-	$2,418	100%
Search Engine Marketing	1,833	-	1,833	100%
Affiliate Networks	535	-	535	100%
Email and data	175	-	175	100%

Total Network Activities Gross Profit	$4,961	$-	$4,961	100%

Network Activities Gross Profit

			ABSOLUTE	RELATIVE
	THREE MONTHS ENDED		CHANGE	CHANGE
	MARCH 31,		INC(DEC)	INC(DEC)
	2008	2007	$$$	%%%

Online Promtional and Content	50%	0%	50%	100%
Search Engine Marketing	22%	0%	22%	100%
Affiliate Networks	23%	0%	23%	100%
Email and data	92%	0%	92%	100%

Total Network Activities Gross Profit	32%	0%	32%	100%

Our consolidated gross profit, in absolute dollars, increased by approximately $9.3 million, or 190%, and was partially the result of the gross profit attributable to our Network Activities, specifically as they relate to our Traffix, Inc. merger acquisition, which occurred within the current quarter. The Network Activities accounted for approximately 53% of the quarter-over-quarter increase in consolidated gross profit. This increase was supplemented by an increase in the gross profit attributable to our Entertainment Services, which is directly the result of our increased revenues; note that gross margin for our Entertainment Services increased 89% on a quarter-over-quarter basis, compared to a 132% increase in the related Entertainment Service net sales on a quarter-over-quarter basis. The differing relationship in the previously mentioned percentages, was attributable to a decline in our gross margin generated from our Entertainment Service activities of approximately 16% in absolute terms, and 19% in relative terms, which directly resulted from amounts included in our cost of sale accounts for customer acquisition costs incurred for our benefit by our Traffix, Inc. subsidiary’s media vendors in the first quarter of fiscal 2008; prior to the merger transaction such costs were treated as marketing expenses, within our selling expense category, on a separate company basis, and therefore were excluded from having an impact on margin.

Our consolidated gross profit as a percentage of net sales was 50% during the three months ended March 31, 2008, compared to 87% in the prior year’s first quarter, representing an absolute decline of 37%, and a relative decline of 42% when compared to our prior year’s first quarter. The variance in our reported gross profit percentage is the result of the contribution to gross margin from our Network Activities arising from our Traffix, Inc. merger, which are less, in terms of gross margin percentages, then that which was historically recognized by New Motion, Inc., coupled with the inclusion in cost of sales for customer acquisition costs incurred on our behalf by our Traffix, Inc. subsidiary for the benefit of our Entertainment Service activities, which were previously treated as a marketing expense, and included in our selling expense category, prior to the consummation of the merger.

Regarding the single month of January 2008, as it relates to Traffix, Inc., prior to the merger, Traffix, Inc. recorded approximately $10.6 million in net sales, of which approximately $1.9 million was attributable to net sales made to New Motion, Inc.

Traffix, Inc. incurred costs of approximately $7.4 million in generating such sales in January 2008, yielding a gross profit of approximately $3.2 million, with a corresponding gross profit margin of approximately 30%. The $1.9 million in net sales generated in January 2008 for New Motion, Inc. by Traffix, Inc. yielded a gross profit of approximately $0.41 million, with a corresponding gross profit margin of approximately 21%.

Our selling expense, on a consolidated basis, for each of the three month periods ended March 31, 2008 and 2007 are set forth below:

Selling Expense Components

	THREE MONTHS ENDED		CHANGE	CHANGE
	MARCH 31,		INC(DEC)	INC(DEC)
	2008	2007	$$$	%%%

Marketing expenses	$6,069	$2,987	$3,082	103%
Selling salaries and related costs	464	-	464	100%
Travel and entertainment	40	-	40	100%
		-	-	100%

Total Selling Expenses	$6,573	$2,987	$3,586	120%

Selling expenses on a consolidated basis, increased by approximately $3.6 million, or 120%, to $6.6 million during the three months ended March 31, 2008, as compared to approximately $3.0 million incurred during the three months ended March 31, 2007. The following tables set forth the components of the selling expenses as they relate to our Entertainment Services and Network Activities, furthermore we provide a discussion of the comparable quarter over quarter fluctuations for such accounts. Marketing expenses, attributable to our Entertainment Services increased by approximately $3.1 million, or approximately 86% of our consolidated increase in selling expenses. Included within the $3.2 million increase is approximately $1.9 million in marketing expenses incurred from Traffix, Inc., for the period January 1, 2008 to February 3, 2008, the period prior to the effective date of our Traffix, Inc. merger closing. The balance of the increase or approximately $1.3 million is attributable to increases in marketing costs expended with our other marketing partners and client acquisition vendors, which partially helped to support our 132% increase in Entertainment Service revenues. Selling expenses included above are attributable to our Network Activities, and increased by approximately $0.5 million, or approximately 14% of our consolidated increase in selling expenses. All such selling expenses are attributable to our Network Activities, and are the product of our Traffix, Inc. merger transaction. Selling expenses include selling salaries and commission expenses related to our Network Activities sales force and their related travel and entertainment expenses. During the month of January 2008, prior to our acquisition, Traffix, Inc. incurred approximately $0.26 million in selling expenses.

Our consolidated general and administrative expenses (“G&A”) are principally comprised of (a) compensation expense and related benefit expense for executives, finance, information technology, marketing, and general administration personnel, (b) professional fees (which include legal; audit, accounting and tax; public relations; database management and outside consulting; and public company related printing and filing costs), (c) insurance costs, (d) occupancy and other equipment rental costs, (e) salaries, depreciation, amortization and other related operating costs associated with our internally maintained site development, maintenance and modification teams currently located in Moncton, Canada and Seattle, Washington, and (f) all other general and administrative corporate expense items. Our workforce and capital assets are multi-purposed and serve each of our entertainment and network activities somewhat equally, but specific allocation of resources is not calculable. Our CODM uses gross margin to determine the allocation of resources to our combined overhead, and to assess our performance in terms of consolidated income from operations.

Our consolidated general and administrative expense for the three months ended March 31, 2008 and March 31, 2007 are set forth below:

	THREE MONTHS ENDED		CHANGE	CHANGE
	MARCH 31,		INC(DEC)	INC(DEC)
	2008	2007	$$$	%%%

Compensation and related costs	$4,353	$976	$3,377	346%
Professional Fees	2,065	786	1,279	163%
Insurance Costs	120	5	115	2300%
Occupancy and equipment costs	328	83	245	295%
Depreciation and amortization	417	195	222	114%
All other miscellaneous G&A	781	155	626	404%

Total General and Administrative Expense	$8,064	$2,200	$5,864	267%

General and administrative expenses on a consolidated basis, increased by approximately $5.9 million, or 267%, to $8.1 million during the three months ended March 31, 2008, as compared to approximately $2.2 million incurred during the three months ended March 31, 2007.

When comparing the two quarterly periods ended March 31, 2008 and 2007, respectively, the increases in general and administrative expenses are attributable to the significant growth in our business: from both organic means, as well as through the acquisition of Traffix, Inc. This increase of $5.9 million, or approximately 267% includes the impact of increased headcount in growing our business organically (approximately $1.6 million including approximately $0.7 million in non-cash stock compensation expense) and compensation and related costs resulting from the acquisition of Traffix, Inc. ($1.9 million). Professional fees increased by approximately $1.3 million as a result of increased expenses incurred for legal, accounting, tax services and Sarbanes/Oxley compliance expenses. Occupancy costs increased approximately $245,000 as a result of increased office space occupied in our California presence, coupled with the rents expense attributable to leases assumed in the merger transaction. The increases in all other G&A expenses were principally attributable to the acquisition, coupled with increases in our legacy costs arising from our organic growth, outside of the effects of the merger transaction.

Liquidity and Capital Resources

As of March 31, 2008, the Company had cash and cash equivalents of approximately $16,932,000, marketable securities of approximately $19,672,000 and a working capital balance of approximately $30,053,000. As of December 31, 2007, the Company had cash and cash equivalents of approximately $987,000 and a working capital balance of approximately $14,041,000. The Company’s positive cash balance results primarily from investing activities. In the first quarter of 2008, the Company received net proceeds of $12 million as a result of the merger with Traffix, Inc.

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

Cash Flows

The Company currently satisfies its working capital requirements through cash flows from operations, supplemented by cash generated from recent acquisitions. Cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2008 and 2007 are set forth in the following table (Dollars in thousands):

	Three Months Ended
	March 31,
	2008	2007
Operating Activities	$3,246	$(367)
Investing Activities	14,749	(92)
Financing Activities	(1,958)	17,635
Effect of exchange rate changes	(92)	-
Net change in cash and cash equivalents	$15,945	$17,176

Cash Provided By (Used In) Operating Activities

New Motion’s cash requirements are principally for working capital. For the three months ended March 31, 2008, cash provided by operating activities was $3,375,000, compared to cash used in operating activities of $367,000 for the three months ended March 31, 2007. The Company’s operating cash flows result primarily from cash received from its aggregator customers and online advertising clients, offset by cash payments the Company makes for products and services, including sales and marketing expenses, media costs, employee compensation and consulting fees. Cash received from customers generally corresponds to net sales.

Cash Provided By (Used) In Investing Activities

For the three months ended March 31, 2008, cash provided by investing activities was $14,622,000, compared to $92,000 used in investing activities for the three months ended March 31, 2007. The Company’s investing cash flows are comprised of purchases of fixed assets, net proceeds from sales of securities and cash received in connection with the merger with Traffix, Inc.

Cash Provided By (Used In) Financing Activities

For the three months ended March 31, 2008, cash used in financing activities was $1,958,000, compared to cash provided by financing activities of $17,635,000 for the three months ended March 31, 2007. Cash used in financing activities resulted primarily from acquisition costs in connection with the Traffix merger, issuances of stock, issuance and repayment of notes payable and payments on capital lease obligations.

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

Contractual Obligations and Off Balance Sheet Arrangements

At March 31, 2008 and March 31, 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

The following table shows the Company’s future commitments for future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year and future commitments under employment agreements, as of March 31, 2008 (Dollars in thousands):

			Total
	Operating	Employment	Contractual
	Leases	Agreements	Obligations
2008	$1,190	$1,280	$2,470
2009	1,575	1,290	2,865
2010	1,306	1,132	2,438
2011	1,201	35	1,236
Thereafter	3,921	-	3,921
	$9,193	$3,737	$12,930

Due to the payment terms of the carriers requiring in excess of 60 days from the date of billing or sale, New Motion utilizes an advance program offered by its aggregators. This advance program feature allows for payment of 70% of the prior month’s billings within 15 to 20 days after the end of the month. For this feature, New Motion pays an additional fee, ranging from 2.5% to 5% of the amount advanced. For the three months ended March 31, 2008, the gross amount of invoices subject to the advance program totaled approximately $10.8 million. The total advance amount of these invoices equals approximately $8.7 million. As of March 31, 2008, New Motion had contra assets in the form of reserves and allowances of approximately $0.42 million against such advanced amounts. This compares to $5.7 million of gross invoices subject to the advance program for the three months ended March 31, 2007, of which the total advance amount of these invoices equaled approximately $3.9 million. This advance program is offered on a forward-recourse basis, with potential recourse accessed against future advances. Gross sales for each month are reported net of any of these advance fees. New Motion believes that the reserve established against the accounts receivable balance at March 31, 2008, is adequate to absorb all future processed credits, chargebacks and allowances issued to our customers by the carriers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Controls and Procedures

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

As discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, we identified two material weaknesses pertaining to controls related to (i) the treatment of events subsequent to the year ended December 31, 2007, and (ii) our consolidation process.

In order to address these material weaknesses, during the quarter ended March 31, 2008 we implemented procedures to provide an additional layer of supervisory review of subsequent event transactions and implemented a comprehensive set of consolidation protocols to improve our controls and procedures over financial reporting.

Members of the Company's management, including our Chief Executive Officer, Burton Katz, and Chief Financial Officer, Dan Harvey, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2008, the end of the period covered by this report. Based upon that evaluation other than as described above, Messrs. Katz and Harvey concluded that our disclosure controls and procedures were effective as of March 31, 2008, the end of the quarterly period covered by this report.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than as described above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter covered by this report, our security holders voted on matters submitted to a vote of security holders through the solicitation of proxies. The date of the special meeting was January 31, 2008. The following table provides a brief description of each matter voted upon at the special meeting and the number of votes cast for or against or withheld, as well as the number of abstentions and broker non-votes as to each such matter.

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

PART II   – OTHER INFORMATION

Item 1A. Risk Factors

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this report before purchasing our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that management is unaware of, or that it currently deems immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition, cash flows and/or results of operations could be materially and adversely affected. In that case, the trading price of OUR common stock could decline, and stockholders are at risk of losing some or all of the money invested in purchasing our common stock.

We face substantial risks and uncertainties in our operating and competitive marketing environment and some of our businesses have a limited operating history.

Evaluations of our current business model and of our future prospects must address the risks and uncertainties encountered by companies in various stages of development, that may possess limited operating history, and may have had wide fluctuations in net sale and profitability levels, and that are conducting business in new and emerging markets that have yet to produce tangible business success accomplishments of significant magnitude.

The following is a list of some of the risks and uncertainties that exist in our operating, and competitive marketing environment. To be successful, we believe that we must:

•	maintain and develop new wireless carrier and billing aggregator relationships upon which our mobile entertainment business currently depends;
•
maintain a compliance based control system to render our products and services compliant with carrier and aggregator demands, as well as marketing practices imposed by private marketing rule makers, such as the Mobile Marketing Association (MMA), and to conform with the stringent marketing demands as imposed by various States’ Attorney Generals;

•	respond effectively to competitive pressures in order to maintain our market position;
•	increase brand awareness and consumer recognition to secure continued growth;
•	attract and retain qualified management and employees for the expansion of the operating platform;
•	continue to upgrade our technology to process increased usage and remain competitive with message delivery;
•	continue to upgrade our information processing systems to assess marketing results and customer satisfaction ;
•	continue to develop and source high-quality mobile content that achieves significant market acceptance;
•
maintain and grow our off-deck distribution (“off-deck” refers primarily to services delivered through the Internet, which are independent of the carriers own product and service offers), including such distribution through our web sites and third-party direct-to-consumer distributors;

•
obtain the financial resources necessary to execute our business plan when such financing may be difficult and/or more expensive to obtain, especially in a period of slowed-economic-growth in the United States; and

•	our ability to successfully execute on our business and marketing strategies.

If we are unable to address these risks, and respond accordingly, our operating results may not meet our publicly forecasted expectations, and/or the expectations as derived by our investors, which could cause the price of our common stock to decline. The potential for a decline in our stock price could also have a negative impact on our recorded goodwill and intangible asset values, and potentially subject us to a non-cash impairment write-down on such assets. At March 31, 2008, our approximate book value was $165 million, and our market capitalization was approximately $113 million on May 12, 2008.

Our mobile entertainment business commenced offering entertainment products and services directly to consumers in 2005. Accordingly, this business has a limited history of generating revenues, and its future revenue and income generating potential is uncertain and unproven based on its limited operating history. As a result of the mobile entertainment business’s short operating history, and its existence during that time in the nascent and dynamically evolving mobile entertainment industry, we have limited financial data that can be used to develop trends and other historical based evaluation methods to project and forecast this business. Any evaluation of our business and the potential prospects derived from such evaluation must be considered in light of the mobile entertainment business’s limited operating history and should be discounted accordingly.

A large proportion of our business relies on wireless carriers and aggregators to facilitate billing and collections in connection with our entertainment products sold and services rendered. The loss of, or a material change in, any of these relationships could materially and adversely affect our business, operating results and financial condition.

We expect that we will continue to bill a significant portion of our revenues through a limited number of aggregators for the foreseeable future, although these aggregators may vary from period to period. In a risk diversification and cost saving effort, we have established a direct billing relationship with a carrier that mitigates a portion of its revenue generation risk as it relates to aggregator dependence; conversely this risk is replaced with internal performance risk regarding our ability to successfully process billable messages directly with the carrier.

Our aggregator agreements are not exclusive and generally have a limited term of less than three years with automatic renewal provisions upon expiration in the majority of the agreements. These agreements set out the terms of our relationships with the carriers, and provide that either party to the contract can terminate such agreement prior to its expiration, and in some instances, terminate without cause.

Many other factors exist that are outside of our control and could impair our carrier relationships, including:

•	a carrier’s decision to suspend delivery of our products and services to our customer base;
•	a carrier’s decision to offer its own competing entertainment applications, products and services;
•	a carrier’s decision to offer similar entertainment applications, products and services to its subscribers for price points less than our offered price points, or for free;
•	a network encountering technical problems that disrupt the delivery of, or billing for, our applications;
•
the potential for concentrations of credit risk embedded in the amounts receivable from the aggregator should any one, or group of aggregators, encounter financial difficulties, directly or indirectly, as a result of the current period of slowed-economic-growth currently affecting the United States; or

•	A decision to increase the fees it charges to market and distribute our applications, thereby increasing its own revenue and decreasing our share of revenue.

If one or more of these wireless carriers decides to suspend the offering of off-deck applications, we may be unable to replace such revenue source with an acceptable alternative, within an acceptable time frame. This could cause us to lose the capability to derive revenue from those subscribers, which could materially harm our business, operating results and financial condition.

We depend on third-party internet and telecommunications providers, over whom we have no control, for the conduct of our network business. Interruptions in these services caused by one of the providers could have an adverse effect on revenue and securing alternate sources of these services could significantly increase expenses and cause significant interruption to both our network and entertainment business.

We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, in operating our network services. These companies may not continue to provide services without disruptions in service, at the current cost, or at all. The costs associated with any transition to a new service provider would be substantial, requiring the reengineering of computer systems and telecommunications infrastructure to accommodate a new service provider to allow for a rapid replacement and return to normal network operations. This process would be both expensive and time-consuming. In addition, failure of the Internet and related telecommunications providers to provide the data communications capacity in the time frame required by us could cause interruptions in the services we provide across all of our business activities. In addition to service interruptions arising from third-party service providers, unanticipated problems affecting our proprietary internal computer and telecommunications systems have the potential to occur in future fiscal periods, and could cause interruptions in the delivery of services, causing a loss of revenue and related gross margins, and the potential loss of customers, all of which could materially and adversely affect our business, results of operations and financial condition.

We may be unable to successfully keep pace with the rapid technological changes that may occur in the wireless communication, internet and e-commerce arenas which would adversely affect our business operations.

To remain competitive, we must continually monitor, enhance and improve the responsiveness, functionality and features of our services, offered both in our entertainment and network activities. Wireless network and mobile phone technologies, the Internet and the online commerce industry in general are characterized by rapid innovation and technological change, changes in user and customer requirements and preferences, frequent new product and service introductions requiring new technologies to facilitate commercial delivery, as well as the emergence of new industry standards and practices that could render existing technologies, systems and/or business methods obsolete in future fiscal periods. Success in our mobile entertainment business will depend, in part, on our ability to license or internally develop leading technologies that address the increasingly sophisticated and varied needs of prospective consumers, and respond to technological advances and emerging industry standards and practices on a timely-cost-effective basis. Website and other proprietary technology development entails significant technical and business risks, including the significant cost and time to complete development, the successful implementation of the application once developed, and time period for which the application will be useful prior to obsolescence. There can be no assurance that we will use internally developed or acquired new technologies effectively or adapt existing websites and operational systems to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adopt and implement new technologies on a timely basis in response to changing market conditions or customer requirements, our business, prospects, financial condition and results of operations could be materially adversely affected.

We may not be able to comply with the adoption of newly created laws and governmental regulation of the internet industry and new restrictions for internet use may increase our cost of doing business.

As a direct-to-consumer marketing company, we are subject to a variety of federal, state and local laws and regulations designed to protect consumers that govern certain of its marketing practices, all as more fully set forth in our periodic reports filed pursuant to the Securities Exchange Act of 1934 under the heading “Business - Government Regulation.”

We rely exclusively on the Internet for much of our revenue generating activities. In the event that the marketing preferences of advertisers change such that advertisers reduce the amount they spend on internet advertising and digital marketing solutions, our financial results could be adversely impacted.

Companies doing business on the Internet must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising or digital marketing if they perceive the Internet to be trending towards a limited or ineffective marketing medium. Any shift in marketing budgets away from Internet advertising spending or digital marketing solutions could directly, materially and adversely affect our network business, as well as our entertainment business, with both having a materially negative impact on our results of operations and financial condition.

Our success depends on our ability to continue forming relationships with other Internet and interactive media content, service and product providers.

The Internet includes an ever-increasing number of businesses that offer and market consumer products and services. These entities offer advertising space on their websites, as well as profit sharing arrangements for joint effort marketing programs. We expect that with the increasing number of entrants into the Internet commerce arena, advertising costs and joint effort marketing programs will become extremely competitive. This competitive environment might limit, or possibly prevent us from obtaining profit generating advertising or reduce our margins on such advertising, and reduce our ability to enter into joint marketing programs in the future. If we fail to continue establishing new, and maintain and expand existing, profitable advertising and joint marketing arrangements, we may suffer substantial adverse consequences to our financial condition and results of operations. Additionally, as a result of our acquisition of Traffix, we now have a significant economic dependence on the major search engine companies that conduct business on the Internet; such search engine companies maintain ever changing rules regarding scoring and indexing their customers marketing search terms. If we cannot effectively monitor the ever changing scoring and indexing criteria, and effectively adjust our search term applications to conform within these scoring and indexing practices, we could suffer a material decline in our search term generated acquisitions, correspondingly reducing our ability to fulfill our clients marketing needs. This would have an adverse impact on our revenues and profitability.

The demand for a portion of our network services may decline due to the proliferation of “spam” and the expanded commercial adoption of software designed to prevent its delivery.

Our business may be adversely affected by the proliferation of "spam" or unwanted internet solicitations. In response to the proliferation of spam, Internet Service Providers ("ISPs") have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as the ones we deliver. We cannot assure you that the number of ISPs and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our network, as well as our entertainment service activities. In the case that one or more of these technologies, or software applications, realize continued and/or widely increased adoption, demand for our services could decline in response. During 2007 Traffix, (our recently acquired subsidiary) recognized a decline in a component of its network activity revenue attributable to email marketing compared to the prior year, and further noted declines in such revenue during the quarter ended March 31, 2008, as compared with the year ago period. We believe that such decline is the result of the factors mentioned above, and such decline may continue at higher rates in future fiscal periods.

We have no intention to pay dividends on our equity securities.

Our recently acquired subsidiary, Traffix, had paid a dividend of $0.08 per share on its common stock for its last 18 fiscal quarters prior to the acquisition. It is our current and long-term intention that we will use all cash flows to fund operations and maintain excess cash requirements for the possibility of potential future acquisitions. Future dividend declarations, if any, will result from the reversal of our current intention, and would depend on our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. Prior dividend declarations should not be considered as an indication for the potential for any future dividend declarations.

We face intense competition in the marketing of its entertainment services and its network based clients’ products.

The development, distribution and sale of wireless entertainment applications is a highly competitive business. In our entertainment services and network services, we compete primarily on the basis of marketing acquisition cost, brand awareness, consumer penetration and carrier and distribution depth and breadth, as specific to our entertainment services.

We consider our primary entertainment business competitors to be Buongiorno, Playphone, Dada Mobile, Acotel, Glu Mobile, Cellfish (Lagadere), Jamster (Fox), Hands on Mobile and Thumbplay. In the network business, we consider Azoogle, Value Click, Miva, Kowabunga! (Think Partnership), Right Media, Aptimus and Blue Lithium to be our primary competitors. In the future, likely competitors may include other major media companies, traditional video game publishers, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. Wireless carriers may also decide to develop and distribute their own similar on-deck wireless entertainment applications, products and services and as such they might refuse to, or limit the distribution of some or all of our applications or may deny access to all or part of their networks.

New Motion also competes for experienced and talented employees from the same domestic labor pool as its competitors.

Some of our competitors’ advantages include the following:

•	substantially greater revenues and financial resources;
•	stronger brand names, broader distribution networks and enhanced consumer recognition;
•	the capacity to leverage their marketing expenditures across a broader portfolio of wireless and non-wireless products;
•	pre-existing and long standing relationships with marquee brand holders;
•	deeper resources, both financial and otherwise, to effectively execute on acquisition identification, closing and integration; and
•	broader geographic presence potentially allowing for entrance into new markets, both domestically and internationally.

If we are not as successful as our competitors in executing on our strategy in targeting new markets, increasing customer penetration in existing markets, executing on marquee brand alignment, and/or effectively executing on business level accretive acquisition identification and successful closing and post acquisition integration, our sales could decline, our margins could be negatively impacted and we could lose market share, any and all of which could materially harm our business prospects, and potentially have a negative impact on our stock price.

We are dependent on our key personnel for managing our business affairs. The loss of their services could materially and adversely affect the conduct and the continuation of our business.

We are currently highly dependent upon the efforts of the members of our management team, particularly those of Burton Katz, our Chief Executive Officer, Andrew Stollman, our President, Raymond Musci, our Executive-vice President, and Daniel Harvey, our Chief Financial Officer. The loss of the services of Messrs. Katz, Stollman, Musci or Harvey may impede the execution of our business strategy and the achievement of its business objectives. We can give you no assurance that we will be able to attract and retain the qualified personnel necessary for the development of our business. Our failure to recruit key personnel or failure to adequately train, motivate and supervise our existing or future personnel will adversely affect our operations.

We have been named as a defendant in litigation, either directly, or indirectly through its merger/acquisition of Traffix, Inc., with the outcome of such litigation being unpredictable; a materially adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

From time to time we are named as a defendant in litigation matters, as described under "Legal Proceedings" in our periodic reports filed pursuant to the Securities Exchange Act of 1934. The defense of these claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been a named party, whether directly or indirectly, and despite our intent to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable. A materially adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

We are subject to market fluctuation and debt repayment risk of marketable securities investment portfolio

We maintain an investment portfolio that is managed by prominent financial institutions. The portfolio includes high-grade corporate commercial paper and auction rate securities, and common stock equities, all of which are held for varying periods of time depending on market conditions and other factors. These investments are subject to market price volatility, in addition to the potential for business failure at the company level. Moreover, due to the potential for an economic downturn in the United States as a result of the current “sub-prime mortgage” problems and the potential of related fiscal difficulties that may be faced by some of the municipalities, educational institutions and companies in which we have investments, our investment portfolio could become impaired by the failure of such entities to repay principal upon maturity. Additionally, our cash flows and interest income could be negatively impacted by Federal Reserve Bank interest rate reductions.

We expect to record a significant amount of goodwill and other intangible assets in connection with the acquisition of Traffix, which may result in significant future charges against earnings if the goodwill and other intangible assets become impaired.

In the accounting of the merger with Traffix, we expect to allocate and record a large portion of the purchase price paid in the merger to goodwill and other intangible assets. Under SFAS No. 142, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations in future periods.

The integration of Traffix following the merger may divert managements’ attention away from our day-to-day business and negatively impact the combined business.

The acquisition of Traffix involves the integration of two companies that have previously operated independently with principal offices in two distinct locations. The combined company will be required to devote significant management attention and resources to integrate the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and accordingly, our stock price. Even if we were able to integrate the businesses successfully, there can be no assurance that this integration will result in the realization of all of the synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.

We may be impacted by the affects of a slow-down of the United States economic environment and potential for recession.

The majority of our client audience is comprised of individuals dispersed throughout the United States that will be directly and negatively impacted by increased mortgage payments, foreclosures and other factors arising out of a recessionary economy, and the results of the sub-prime mortgage problems, that restrict disposable income that is expended on our products and services. Should current expectations of a looming recession become fiscal fact, we could be materially and adversely affected by reductions in revenue, and the corresponding negative impact on results of operations and financial condition.

We depend on a limited number of applications, products and services for a significant portion of revenue.

We derive a significant portion of our revenue from a limited number of applications. We expect to continue to derive a substantial portion of our mobile entertainment revenue from Bid4Prizes and Gator Arcade and a limited number of other applications in the foreseeable future. Due to this dependence on a limited number of applications, the failure to achieve anticipated results with any one of these key applications may harm our business. Additionally, if we cannot develop new applications that are as successful as Bid4Prizes, our future revenue could be limited and our business will suffer.

We will become subject to more stringent reporting and disclosure requirements as a result of the merger with Traffix, which could harm the combined company’s business.

As a result of the completion of the merger with Traffix, the combined company may, at sometime in the near future qualify as an “accelerated filer” for reporting purposes under the Securities Exchange Act of 1934, which would require the Company to file periodic reports and other documents on an accelerated timetable. We currently anticipate the full attestation requirements to be effective for the year ending December 31, 2009. Also, as a result of the merger, we will no longer qualify as a small business issuer in subsequent reporting periods, and will be subject to more expanded and burdensome disclosure requirements with respect to any future reports or other documents filed with the Securities and Exchange Commission. Additionally, the merger significantly increases the complexity of the internal controls over financial reporting that the combined company will need, and significantly more resources will be required to ensure that these controls remain effective. Accordingly, as a result of the merger, the combined company will be subject to substantially more stringent and burdensome reporting and disclosure requirements, and complying with these requirements could be expensive and time consuming and could require significant management attention, which could substantially increase our expenses and harm our business.

The requirements of the Sarbanes-Oxley act, including section 404, are burdensome, and our failure to comply with them could have a material adverse affect on our business and stock price.

Effective internal control over financial reporting is necessary so we can provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. Our independent registered public accounting firm will need to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008. The process of complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we continue to rapidly grow our business, the internal controls over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure that our internal controls over financial reporting remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the NASDAQ Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Employment Agreement dated as of February 1, 2008, by and between New Motion, Inc. and Andrew Stollman.
10.2	Employment Agreement as of February 1, 2008 by and between New Motion, Inc. and Burton Katz.
10.3	Consulting Agreement dated as of January 31, 2008 by and between New Motion, Inc. and Jeffrey Schwartz.
10.4	Master Services Agreement effective as of January 1, 2008 by and between New Motion, Inc. and Motricity, Inc. (1)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	*

* Filed herewith.

(1) certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the Rules and Regulations of the Commission under the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 19, 2008		Dated: May 19, 2008

BY:	/s/ Burton Katz	BY:	/s/ Dan Harvey
Burton Katz		Daniel Harvey
Chief Executive Officer		Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

10.1	Employment Agreement dated as of February 1, 2008, by and between New Motion, Inc. and Andrew Stollman.
10.2	Employment Agreement as of February 1, 2008 by and between New Motion, Inc. and Burton Katz.
10.3	Consulting Agreement dated as of January 31, 2008 by and between New Motion, Inc. and Jeffrey Schwartz.
10.4	Master Services Agreement effective as of January 1, 2008 by and between New Motion, Inc. and Motricity, Inc. (1)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	*

* Filed herewith.

(1) certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the Rules and Regulations of the Commission under the Securities Exchange Act of 1934, as amended.