Form 10-Q
period 2008-06-30
NEW MOTION, INC.
filed 2008-08-14
CIK 1022899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________
Commission File Number: 001-12555

New Motion, Inc.
Doing business as

(Exact name of registrant as specified in its charter)

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
Yes ☐  No    ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes    ☒    No ☐

As of August 13, 2008, the Company had 23,014,423 shares of Common Stock, $.01 par value, outstanding.

New Motion, Inc.
doing business as
Atrinsic

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,152	$987
Marketable securities	-	9,463
Accounts receivable, trade, net of allowance for doubtful accounts of $1,303 at June 30, 2008 and $565 at December 31, 2007	22,269	8,389
Other current assets	3,947	2,278
TOTAL CURRENT ASSETS	43,368	21,117

PROPERTY AND EQUIPMENT, NET	3,815	860
MARKETABLE SECURITIES - NON CURRENT	8,050	-
GOODWILL	101,373	-
INDENTIFIED INTANGIBLES, NET	45,903	599
OTHER ASSETS	560	1,387
TOTAL ASSETS	$203,069	$23,963

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,322	$3,257
Accrued expenses	13,108	3,720
Other current liabilities	375	99
TOTAL CURRENT LIABILITIES	17,805	7,076

Deferred income taxes	17,442	-
Notes payable	1,771	22
TOTAL LIABILITIES	37,018	7,098

Minority interest	207	283

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - par value $.01, 100,000,000 authorized, 22,774,327 and 12,021,184 issued and outstanding, respectively	228	120
Additional paid-in capital	168,948	19,583
Accumulated other comprehensive loss	-	(38)
Common stock, held in treasury, at cost, 232,300 shares	(1,047)
Accumulated deficit	(2,285)	(3,083)
TOTAL STOCKHOLDERS' EQUITY	165,844	16,582
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$203,069	$23,963

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET REVENUES	$31,451	$6,894	$60,189	$12,536

COST OF REVENUES	18,378	1,494	32,864	2,220

GROSS PROFIT	13,073	5,400	27,325	10,316

OPERATING EXPENSES
Selling and marketing	2,581	4,460	9,154	7,447
General and administrative (includes non-cash equity compensation of $386, $278, $1,080, and $472, respectively)	8,029	2,578	15,768	4,584
Deprecation and amortization	715	320	1,280	514
	11,325	7,358	26,202	12,545

INCOME (LOSS) FROM OPERATIONS	1,748	(1,958)	1,123	(2,229)

OTHER (INCOME) EXPENSE

Interest income and dividends, net	(75)	(142)	(360)	(221)
Other expense	37	-	167	21
INCOME (LOSS) BEFORE INCOME TAXES	1,786	(1,816)	1,316	(2,029)

INCOME TAXES	768	(909)	594	(905)

INCOME (LOSS) BEFORE MINORITY INTEREST	1,018	(907)	722	(1,124)

MINORITY INTEREST	(48)	(20)	(76)	135

NET INCOME (LOSS)	$1,066	$(887)	$798	$(1,259)

EARNINGS (LOSS) PER SHARE:
Basic	$0.05	$(0.08)	$0.04	$(0.12)
Diluted	$0.05	$(0.08)	$0.04	$(0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	22,664,860	11,780,923	20,613,896	10,650,096
Diluted	23,176,573	11,780,923	21,209,564	10,650,096

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$798	$(1,259)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Allowance for doubtful accounts	738	(602)
Depreciation and amortization	1,280	514
Stock-based compensation expense	1,080	472
Net losses on sale of marketable securities	175	-
Deferred income taxes	(88)	(1,044)
Minority interest in net loss of consolidated joint venture	(76)	135
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	1407	(710)
Other current assets	(646)	(602)
Other assets	(480)	(10)
Accounts payable	(6,692)	(723)
Other, principally accrued expenses	936	892
Net cash used in operating activities	(1,568)	(2,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(6,332)	-
Proceeds from sales of securities	20,658	-
Cash received in business combinations	12,271	-
Cash paid in business combinations	(7,041)	(1,006)
Capital expenditures	(972)	(118)
Net cash provided by (used in) investing activities	18,584	(1,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(1)	(552)
Expenditures for equity financing	-	(470)
Issuance of warrants	-	57
Issuance of stock	-	18,471
Purchase of common stock held in treasury	(1,047)	-
Proceeds from exercise of stock options	197	-
Net cash (used in) provided by financing activities	(851)	17,506

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,165	13,445
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	987	544
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,152	$13,989

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)
(in thousands, except share amounts)

							Accumulated
			Additional				Other		Total
	Common Stock		Paid-in	Treasury Stock			Comprehensive	Accumulated	Stockholders'
	Shares	Amounts	Capital	Shares	Amount		Income(Loss)	Deficit	Equity

Balance, December 31, 2007	12,021,184	$120	$19,583		$		$(38)	$(3,083)	$16,582

Net income for the six months ended June 30, 2008								798	798

Components of other comprehensive income							38		38
Comprehensive lncome									836
Stock-based compensation expense			1,080						1,080

Stock option exercises	343,880	4	231						235
Purchase of common stock, held in treasury, at cost				232,300		(1,047)			(1,047)
Common stock issued in connection with terms of current year merger	10,409,358	104	148,054						148,158

Miscellaneous share retirement	(95)
Balance, June 30, 2008	22,774,327	$228	$168,948	232,300		$(1,047)	$-	$(2,285)	$165,844

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEW MOTION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying Consolidated Balance Sheet as of June 30, 2008 , and the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2007. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on March 31, 2008, and the amended Form 10-KSB, as filed on April 29, 2008, for inclusion of part III, Directors, Executives Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act, and all other documents that have been filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to: i) returns and allowances; ii) the allowance for doubtful accounts; iii) the assessment of other-than-temporary impairments related to the Company’s marketable securities; iv) the valuation of equity instruments granted by the Company; v) the value assigned to, recoverability and estimated useful lives of, goodwill and intangible assets acquired in business combinations; vi) the Company’s income tax expense, its deferred tax assets and liabilities and any valuation allowances recorded against deferred tax assets; and vii) the recognition and disclosure of contingent liabilities. These estimates and assumptions are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

Certain prior year amounts have been reclassified to conform to the current year’s presentation, specific to account groupings within the Company’s unaudited condensed consolidated financial statements.

	Six Months Ended
	June 30,	June 30,
	2008	2007
Supplemental Cash Flow Disclosure
Cash paid during the six months ended for:
Income taxes	$1,776	$40
Interest expense	16	4

Note 2 – Marketable Securities

The Financial Accounting Standards Board issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 was adopted by the Company, as required, for fiscal periods ending after November 15, 2007 and for the interim period reporting therein. Although the adoption of FAS 157 did not materially impact the Company’s financial condition, results of operation, or cash flows, the Company is providing additional disclosures.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are: Level I – fair value as measured based on observable inputs such as quoted prices in active markets for identical assets or liabilities; Level II – fair value as measured based on observable inputs such as quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level III – fair value as measured based on unobservable inputs in which little or no market data exists, thereby requiring an entity to develop its own fair value assumptions.

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s investments in marketable securities consisting of U.S. governmental agency, U.S. municipal agency, corporate obligations and auction-rate securities. In accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, our Marketable Securities are considered available-for-sale, based on our intentions to hold the related investment securities for varying and indefinite periods of time, pursuant to maturity dates, market conditions and other factors. The Company has not changed its investment intentions. Available for sale securities are carried at fair value, with unrealized gains or losses, net of tax, recorded in a separate component of stockholders’ equity within other accumulated comprehensive income.

Included in marketable securities at June 30, 2008 are auction-rate security instruments (ARS) with a par value of $8.05 million. Due to recent events in the credit markets, the auction events for some of the ARS the Company held failed when the ARS market first froze in February, 2008 and have continued to fail through June 30, 2008. The ARS held by the Company at June 30, 2008 were collateralized by preferred securities in closed-ended tax-exempt mutual funds ($4.6 million), federally-guaranteed student loans ($1.45 million), and private student loans ($2.0 million). The Company reports the investments in ARS as non-current based on current market conditions and liquidity concerns. As of June 30, 2008, the Company continued to earn interest on its entire ARS portfolio based on contractually required “auction failure” rates, which are either variable based on short-term municipal bond or other market indices, or fixed based on issuer contract penalty rates and result in the Company earning a higher interest as a form of compensation for the lack of liquidity. The Company estimated fair value for its ARS portfolio by considering the collateralization of the underlying security investments, the creditworthiness of the issuer, the interest rates on the investments, any guarantee or insurance underlying the issuance, and any liquidity expectation or experience through redemption or successful auctions. Any future fluctuation in fair value related to ARS the Company deems to be temporary, including the recovery of any write-downs, would be recorded in accumulated other comprehensive income. If the Company determines that any impairment is other than temporary, the Company will be required to incur a charge to earnings in the period that the determination was made. All ARS are considered Level III for purposes of SFAS 157.

	June 30,
	2008	Level I	Level II	Level III

Auction-rate Securities	$8,050	$-	$-	$8,050
Other available-for-sale securities	-	-	-	-
Total Assets Measured at Fair Value	$8,050	$-	$-	$8,050

LEVEL III ASSET RECONCILIATION

Beginning Balance, 12/31/2007	$6,500

Gains/(losses), realized	-
Gains/(losses), unrealized	-
Purchases & (sales), net	(9,739)
Transfers in/(out) of Level III Assets (1)	11,289

Ending Balance, 6/30/2008	$8,050

(1) Transfers in from Traffix, Inc. acquisition, which was effective on February 4, 2008.

Note 3 – Business Combinations

For intangible assets acquired in the current, as well as prior fiscal years, such acquisitions were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company recognizes and measures the intangible assets acquired based on their fair value. In the case of an acquisition of a group of intangible assets, each asset’s fair value is determined. The Company has engaged an independent-third-party valuation advisor to assist in its effort, and internally uses a wide range of valuation methodologies, including discounted cash flow analysis to assess the value of acquired intangible assets. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk factors, alternative cost of capital considerations, and terminal value calculations. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge. Additionally, in accordance with generally accepted accounting principles the Company periodically evaluates whether it is more likely than not that the carrying amount of its reporting unit exceeds its fair value on an other than temporary basis. The Company believes it is possible that it may have an impairment of goodwill and identified intangibles in the future.

The respective valuations of the associated intangibles relating to both the Traffix (February 4, 2008) and Ringtone.com (June 30, 2008) acquisitions are in process. The Company’s balance sheet at June 30, 2008, and statement of operations for the three and six months ended June 30, 2008 reflects management’s best estimates of fair values of the intangible assets acquired and the related estimated useful lives. Modification to these estimates could affect fair values ascribed to the identified amortizable assets acquired and cause changes to prospective balance sheets and statements of operations.

Ringtone.com

On June 30, 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Ringtone.com, LLC (“Ringtone.com”) and W3i Holdings, LLC. (“W3i”) pursuant to which the Company acquired certain net-assets from Ringtone.com, including but not limited to short code, subscriber database, covenant not to compete, working capital, and certain domain names. The Company at the closing paid to Ringtone.com approximately $7.0 million in cash and delivered a convertible promissory note (the “Note”) with the aggregate principal amount of $1.75 million, which accrues interest at a rate of 10% per annum. The Note is payable on the earlier to occur of either (i) July 1, 2009, or (ii) 5 days after the Company gives written notice to Ringtone.com of its intent to prepay the Note (the “Maturity Date”). The Note is optionally convertible by Ringtone.com on the Maturity Date into the Company’s common stock at a conversion price of $5.42 per share. The payment of principal and interest on the Note is subject to certain recoupment provisions contained in the Note and in the APA. At June 30, 2008, all amounts paid in excess of working capital have been ascribed to the estimated fair value of the identifiable intangibles.

The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the closing date as summarized below:

ESTIMATED FAIR VALUE OF ASSETS ACQUIRED & LIABILITIES ASSUMED

Subscriber Database	$3,956,414
Domain names	1,173,585
Proprietary Software	270,000
Net working capital	3,252,663

ESTIMATED FAIR VALUE OF ASSETS ACQUIRED	$8,652,662

The acquired intangible assets identified above include a subscriber database which has a 1 year weighted- average useful life and domain names that are indefinite lived and not subject to amortization.

 Unaudited Pro Forma Summary

The following pro forma consolidated amounts give effect to the merger with Traffix, Inc. and the acquisition of Ringtone.com, with both being accounted for by the purchase method of accounting as if they had occurred as at January 1, 2007, the beginning of the periods presented. The pro forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

Pro Forma Consolidated Statement of Operations
For the Three and Six Months Ending June 30, 2008 and 2007
(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net revenues	$34,797	$27,836	$74,726	$52,574
Cost of revenues	20,605	16,476	44,563	30,084
Gross proft	14,192	11,360	30,163	22,489

Operating expense net of interest income and other expense	11,575	12,222	26,809	24,657

Income tax expense (benefit)	1,054	(353)	1,381	(889)
Net income (loss)	$1,563	$(509)	$1,973	$(1,279)
Basic and Diluted earnings per share	$0.07	$(0.02)	$0.09	$(0.06)

Note 4 - Significant Economic Dependence

The Company’s revenue may at times be dependent on a limited number of major customers within its Network activities; additionally the Company uses several billing partners, also known as aggregators, in order to provide content and subsequent billings to its Entertainment activity subscription customers. These aggregator companies have not had long operating histories in the United States, or operations within traditional and proven business models. These aggregators face a greater business risk in the market place, due to a constantly evolving business environment that stems from the infancy of the United States mobile entertainment content industry. During the three and six month periods ended June 30, 2008, the Company had one customer within its Network activities which represented 13% and 12% of revenues, respectively, with no other single customer accounting for revenue in excess of 4%. This concentration resulted from the acquisition of Traffix, Inc., which was effective on February 4, 2008, therefore fiscal 2007 doesn’t have a comparable measure. During the three months ended June 30, 2008 and 2007, the Company had one aggregator within its Entertainment activities which represented 26% and 85% of revenues, respectively, with no other single aggregator accounting for revenue in excess of 6% and 8%, respectively. During the six months ended June 30, 2008, the Company had one aggregator within its Entertainment activities which represented 26% of revenues, with no other single aggregator accounting for revenue in excess of 6%. During the six months ended June 30, 2007, the Company had two aggregators within its Entertainment activities which represented 85% and 10% of revenues, with no other single aggregator accounting for revenue in excess of 5%.

Note 5 – Income Taxes

The Company is subject to taxation in states and domiciles in which it has nexus. The Traffix, Inc, subsidiary, which was acquired on February 4, 2008, is currently under federal audit for fiscal 2005 and 2006. With a few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2005.

Note 6—Stock options and other share-based compensation

The fair value of share-based awards granted is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions for this model are expected term, expected volatility, risk-free interest rate, forfeiture rate, and dividend yield. Many of these assumptions are judgmental and highly sensitive. The following table set forth the key assumptions used in the valuation calculations for the three and six month periods ending June 30, 2008 and June 30, 2007 and a discussion of our methodology for developing each assumption used in the valuation model.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected Volatility	32%	25%	29%	25%
Dividend Yield	0%	0%	0%	0%
Expected Term (Yrs)	6.5	7.0	6.8	7.0
Risk-Free Interest Rate	3.87%	3.50%	3.69%	3.50%
Forfeiture Rate	20%	5%	13%	5%

Expected Volatility. Actual changes in the market value of our stock are used to calculate the expected volatility assumption (previously, the Company based volatility on changes in the market prices of a peer group of publicly traded entities used to calculate the volatility assumption). The Company calculated daily market value changes during the period that the grant was issued to determine volatility, which are then annualized. An increase in the expected volatility will increase share-based compensation expense.

Dividend Yield. This is the annual rate of dividends per share over the exercise price of the award. The Company has no history of paying a dividend, so this has been 0%. An increase in the dividend yield will increase share-based compensation expense.

Expected Term. This is the period of time over which the awards granted are expected to remain outstanding. Awards granted have a maximum term of ten years. The Company lacks sufficient historical exercise data that it may rely on to determine expected term for the grants issued through June 30, 2008. Therefore the Company relied on the simplified method for expected term as defined by the SAB 107, where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two. SAB 107’s simplified method for estimating expected term was only available for award grants through December 31, 2007. However, SAB 110 allows for the continued use of the simplified method beyond December 31, 2007 for companies where award exercises are not sufficient to base an expected term beyond that date, such as the Company. An increase in the expected term will increase share-based compensation expense.

Risk-Free Interest Rate. This is the average of the ten-year US Treasury zero coupon bond interest rate for the period reported. An increase in the risk-free interest rate will increase share-based compensation expense.

Forfeiture Rate. This is the estimated percentage of awards granted that are expected to be forfeited before becoming fully vested, i.e. service-based awards where the full award does not vest due to non-completion of the service by the employee, director, or consultant. For the three month period ending June 30, 2008, the Company revised its forfeiture rate percentage based on current experience. An increase in the forfeiture rate will decrease share-based compensation expense.

The Company’s stock option activity during the six month period ended June 30, 2008 follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Awards outstanding at December 31, 2007	1,508,538	$3.31
Granted during the period	2,288,552	$8.31
Exercised during the period	343,880	$0.72
Forfeited, expired, or cancelled during the period	82,925	$8.09

Awards outstanding at June 30, 2008	3,370,285	$6.85
Awards exercisable at June 30, 2008	2,450,988	$6.16	$1,989,424

Awards authorized	5,145,389
Awards available to grant	905,192

The aggregate intrinsic value of exercisable awards represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the second quarter of fiscal 2008 and the grant exercise price, multiplied by the number of in-the-money awards) that would have been received by the award holders had all award holders exercised their vested grants on June 30, 2008.

Additional summarized information related to awards outstanding at June 30, 2008, segregated by grant price range, follows:

Awards Exercise Prices Ranges	Awards Outstanding Shares	Awards Outstanding Weighted Average Exercise Price	Awards Outstanding Remaining Weighted Average Contractual Life (Yrs)	Awards Exercisable Shares	Awards Exercisable Weighted Average Exercise Price

$0.00-$2.58	813,799	$1.25	7.8 yrs	702,348	$1.25
$2.59-$4.43	132,853	$3.53	2.7 yrs	132,853	$3.53
$4.44-$14.00	2,423,633	$8.91	5.8 yrs	1,615,787	$7.95
Total	3,370,285	$6.85	6.2 yrs	2,450,988	$6.16

Note 7 – Earnings per Share

Basic earnings per common share (“EPS”) is calculated using the weighted average number of shares outstanding during each period and excludes all dilutive instruments. Diluted earnings per share reflects the potential dilution that would occur if all dilutive financial instruments that may be exchanged for equity securities were exchanged for common stock.

The Company has issued options, a convertible note payable and warrants, which may have a dilutive effect on reported earnings if they are exercised or converted to common stock. The following numbers of shares related to such instruments were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

Diluted EPS Disclosure

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Convertible note payable	-	-	-	-
Options	506,169	-	579,795	-
Warrants	5,544	-	15,873	-

Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following shares were excluded from the calculation of diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Convertible note payable	322,878	-	322,878	-
Options	2,470,857	2,712,200	2,453,957	2,712,200
Warrants	290,909	314,446	-	314,446

The per share exercise prices of the options were $0.00-$14.00 and $0.48-$6.00 for the three months, and $0.00-$14.00 and $0.48-$6.00 for the six months ended June 30, 2008 and 2007, respectively. The per share exercise prices of the warants were $3.44-$5.50 and $3.44-$5.50 for the three and six month periods ended June 30, 2008 and 2007, respectively. The convertible note payable with a face value of $1,750,000, and a conversion price of $5.42, has a post conversion effect of 322,878 shares.

Note 8—Equity

In April, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing it to purchase up to $10.0 million of its outstanding shares of common stock, depending on market conditions, share prices, and other factors. Repurchases may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

In the three month period ended June 30, 2008, the Company repurchased 232,300 shares of its common stock at an average purchase price of $4.51 per share. Total cash consideration for the repurchased stock was $1,046,719.

These repurchased shares are recorded as part of Treasury Stock. Treasury Stock is accounted for under the cost method.

There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management or the Company’s board of directors determines additional repurchases are not warranted. The amounts authorized by the Company’s board of directors exclude broker commissions.

Note 9—Recent Accounting Pronouncements

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of SFAS No. 157,” which defers the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP will delay the implementation of SFAS 157 for the Company’s accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or market until January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141R will have on adoption on our accounting for future acquisitions. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard any release of the valuation allowance related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released. Additionally, under SFAS 141R transaction-related expenses, which were previously capitalized, will be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) non-controlling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. On January 1, 2008, we adopted SFAS 159. The adoption of SFAS 159 did not have a material effect on our financial condition or results of operations.

Note 10—Commitments and contingencies

From time to time the Company is named as a defendant in litigation matters which arise in the ordinary course of business, as described in its periodic reports filed pursuant to the Securities Exchange Act of 1934. The defense of these claims may divert financial and management resources that would otherwise be used to benefit the Company’s operations. Although the Company believes that it has meritorious defenses to the claims made in each and all of the litigation matters to which it has been a named party, including claims relating to recently acquired Traffix, Inc., and although management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial condition and/or the results of operations of the Company, no assurances can be given that the results of these matters will be favorable. A materially adverse resolution of any of these lawsuits could have a material adverse affect on the Company’s financial position and results of operations. The Company believes it has adequately provided for such litigation risks and costs, and has accounted for such amounts as pre-acquisition contingencies, which are included in accrued expenses.

Item 2. Management’s Discussion and Analysis

CAUTIONARY STATEMENT

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the three and six month periods ended June 30, 2008 and the three and six month periods ended June 30, 2007. Except for historical information, the matters discussed in this “Management’s Discussion and Analysis” are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the “ forward-looking statements” as a result of, among other things, the factors described under the “Cautionary Statements and Risk Factors” included elsewhere in this report. The information contained in this Form 10-Q, as at and for the three and six month periods ended June 30, 2008 and 2007, and is intended to update the information contained in our Annual Report on Forms 10-KSB and 10-KSB/A for the year ended December 31, 2007 of New Motion, Inc. (“we,” “our,” “us”, the “Company,” or “New Motion”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in our Annual Report on Forms 10-KSB and 10-KSB/A. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements for Traffix, Inc. and subsidiaries and any other information related to the companies, their business combination, and the like as filed with the Securities and Exchange Commission.

A NOTE CONCERNING PRESENTATION

This Quarterly Report on Form 10-Q contains information concerning New Motion, Inc. as it pertains to the periods covered by this report - for the three and six month periods ended June 30, 2008 and 2007. As a result of the acquisition of Traffix, Inc., a Delaware corporation (“Traffix”), by New Motion, Inc. on February 4, 2008, this Quarterly Report on Form 10-Q also contains information concerning the combination of New Motion and Traffix, as of June 30, 2008, and for the three and six month periods ended June 30, 2008. To assist the reader where practicable, when reference is made to New Motion, it pertains to the Company’s activities for the three and six month periods ended June 30, 2008 inclusive of Traffix for all periods presented after February 4, 2008.

Executive Overview

New Motion, Inc., doing business as Atrinsic, is one of the leading digital advertising and entertainment network and marketing services companies in the United States. Atrinsic is organized as a single segment with two principal offerings: (1) Networks services - offering full service online marketing and distribution services which are targeted and measurable online campaigns and programs for marketing partners, corporate advertisers, or their agencies, generating qualified customer leads, online responses and activities, or increased brand recognition, and (2) Entertainment services - offering our portfolio of subscription based content applications direct to users working with wireless carriers and other distributors.

Atrinsic brings together the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies, creating a fully integrated multi platform vehicle for the advanced generation of qualified leads monetized by the sale and distribution of entertainment content, brand-based distribution and pay-for-performance advertising. Atrinsic’s Entertainment service’s content is organized into four strategic service groups - digital music, casual games, interactive contests, and communities/lifestyles. The Atrinsic brands include GatorArcade, a premium online and mobile gaming site, Bid4Prizes, a low-bid mobile auction interactive game, and iMatchUp, one of the first integrated web-mobile dating services. Feature-rich Network advertising services include a mobile ad network, extensive search capabilities, email marketing, one of the largest and growing publisher networks, and proprietary entertainment content. Services are provided on a variety of pricing models including cost per action, fixed fee, or commission based arrangements.

New Motion, Inc. is operating under the trade name of Atrinsic and is in the process of formally changing its name. In addition, Atrinsic is moving its headquarters to New York City, and will continue to maintain offices in Irvine, CA, Seattle, WA, and Moncton, Canada.

Our goal is to maximize the value of our available media (primarily qualified leads) to optimize revenues regardless of the nature of the services provided. Over an extended period of time our ability to generate incremental revenues relies on our ability to increase in the size and scope of our media, our ability to target campaigns, and our ability to convert qualified leads into appropriate revenue generating opportunities.

In managing our business, we internally develop programming or partner with online content providers to match users with our service offerings, and those of our advertising clients. Our continued success and prospects for growth are dependent on our ability to acquire content in a cost effective manner. Our results may also be impacted by overall economic conditions, trends in the online marketing and telecommunications industry, competition, and risks inherent in our customer database, including customer attrition.

There are a variety of factors that influence the Company’s revenues on a periodic basis including but not limited to; (1) economic conditions and the relative strengths and weakness of the U.S economy; (2) client spending patterns and their overall demand for our service offerings; (3) increases or decreases in our portfolio of service offerings; and (4) competitive and alternative programs and advertising mediums.

Similar to other media based companies, our ability to specifically isolate the relative historical aggregate impact of price and volume regarding our revenue is not practical as the majority of our services are sold and managed on an order by order basis and our revenues are greatly impacted by our decisions regarding qualified lead monetization. Factors impacting the pricing of our services include, but are not limited to: (1) the dollar value, length and breadth of the order; (2) the quality of the desired action; (3) the quantity of actions or services requested by our clients; and (4) the level of customization required by our clients.

The principal components of operating expenses are labor, media and media related expenses (including affiliate compensation, content development and licensing fees), marketing and promotional expenses (including sales commissions and customer acquisition and retention expenses) and corporate general and administrative expenses. We consider the Company’s operating cost structure to be predominantly variable in nature over a short time horizon, and as a result, the Company is immediately able to make modifications to its cost structure to what it believes to be increases or decreases in revenue and market trends. This factor is important in monitoring the Company’s performance in periods when revenues are increasing or decreasing. In periods where revenues are increasing as a result of improved market conditions, the Company will make every effort to best utilize existing resources, but there can be no guarantee that the Company will be able to increase revenues without incurring additional marketing or operating costs and expenses. Conversely, in a period of declining market conditions the Company is immediately able to reduce certain operating expenses and preserve operating income. Furthermore, if the Company perceives a decline in market conditions to be temporary, it may choose to maintain or increase operating expenses for the future maximization of operating results.

STRATEGIC INITIATIVES

Our business strategy involves increasing our overall scale and profitability by offering a large number of diversified products through a unique distribution network in the most cost effective manner possible. To achieve this goal, we are pursuing the following objectives.

Achieve Cross Media Benefits. One of our strategic objectives is to leverage the cross media benefit derived primarily from the combination of New Motion and Traffix which was consummated on February 4, 2008. The Company’s premium-billed subscriptions allow Atrinsic to integrate and to leverage online and mobile distribution channels to deliver compelling media and entertainment. The advantage of the fixed Internet is that from a marketing expense standpoint, the cost of customer acquisitions is generally determinable. In addition, the Internet is full of free content that is advertisement supported. The Internet also allows for the delivery of rich media over broadband. The advantage of mobile media is that it already has a well established customer activation and customer retention capability and is accessible and portable for those using it to access content. Our cross media strategy seamlessly enables our subscriber to realize true convergence. Atrinsic enables subscribers to interact with our content at work, at home or on a remote basis.

Vertically Integrate and Expand Distribution Channels. We own a large library of wholly owned content, proprietary premium billed services, and our own media and distribution. By allocating a large proportion of the qualified leads acquired by our entertainment properties to our owned marketing and distribution networks, we expect to generate cost savings through the elimination of third-party margins. These cost savings are expected to result in lower customer acquisition costs throughout our business. We also expect to continue to enhance our distribution channels by expanding existing channels to market and sell our products and services online and explore alternative marketing mediums. We also expect, with limited modification, to market and sell our existing online-only content directly to wireless customers. Finally, we expect to continue to drive a portion of our consumer traffic directly to our proprietary products and services without the use of third-party media outlets and media publishers.

Multiple Revenue Streams and Advertiser Networks. Our recent merger has allowed for a reduction in customer concentration and more diversification of the combined company’s revenue streams. The Company will continue to generate recurring revenue streams from a subscription-based model, which is targeted at end user mobile subscribers. The Company will also have the traditional revenue streams inherent in it’s online performance-based model, which is targeted to publishers and advertisers. Further revenue diversification is expected to result from the larger distribution reach, and of the opportunity to generate ad revenue across the combined company’s portfolio of web properties.

Publish High-Quality, Branded Entertainment Content. We believe that publishing a diversified portfolio of the highest quality, most innovative applications is critical to our business. We intend to continue to develop innovative and sought-after content and intend to continue to devote significant resources to the development of high-quality, innovative products, services and Internet storefronts. The U.S. consumer’s propensity to use the fixed Internet to acquire, redeem and use mobile entertainment products is unique. In this regard, we aim to provide complementary services between these two high-growth media channels. We also expect to continue to create Atrinsic-branded applications, products and services, which typically generate higher margins. In order to enhance the Atrinsic brand, and our product brands, we plan to continue building brands through product and service quality, subscriber, customer and carrier support, advertising campaigns, public relations and other marketing efforts.

Results of Operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Revenues presented by type of activity are as follows for the three month periods ending June 30:

	THREE MONTHS ENDED		CHANGE	CHANGE
	JUNE 30,		INC(DEC)	INC(DEC)
	2008	2007	$$$	%%%

Entertainment Services	$9,982	$6,894	$3,088	45%
Network Activities	21,469	-	21,469	100%

Total Revenues (1)	$31,451	$6,894	$24,557	356%

(1)
As described above, the Company currently aggregates revenues based on the type of user activity monetized. The Company’s objective is to optimize total revenues from the user experience. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Entertainment and Network Services.

Revenues increased approximately $24.6 million, or 356%, to $31.5 million for the three months ended June 30, 2008, compared to $6.9 million for the three months ended June 30, 2007. Entertainment Service revenue increased by approximately $3.1 million, or 45%, to $10 million for the three months ended June 30, 2008, compared to $6.9 million for the three months ended June 30, 2007. The increase in entertainment service revenue was principally attributable to an increase in the net conversion of new customers to our recurring subscriber database, coupled with our efforts to improve subscriber retention. We ended the second quarter of 2008 with approximately 850,000 subscribers, compared to approximately 840,000 at the end of the fourth quarter of fiscal 2007. Approximately 87% of the increase in revenue, or $21.5 million, was attributable to revenue included in the second quarter of fiscal 2008 arising from our acquisition of Traffix, Inc., which was effective as of February 4, 2008. Revenues derived from the Traffix, Inc. subsidiary have increased relative to the comparable interim period of the prior year, primarily as a result of increased service offerings, penetration into new categories of clients and markets, and increased acceptance of the CPA (cost per action) pricing models.

Cost of Revenues

Cost of revenues consists principally of the amounts we pay to website publishers, content owners, and distribution partners. In addition, certain telecommunications, revenue producing technology related, licensing, and labor are included in cost of revenues. The vast majority of cost of revenues are variable and directly related to revenue producing activities. Gross margin is computed by the Company allowing management to evaluate the overall productivity of our resources and is largely dependent on the mix of internal and external resources utilized to secure qualified leads and product mix. Since the Company’s goal is to maximize the yield on the total population of qualified leads, the Gross Margins attributable to each product or service are not computed. Gross profit for the second quarter of 2008 totaled $13.1 million (or 41.6% of Revenues) as compared to $5.4 million (or 78.3% of Revenues) for the second quarter of 2007. This increase is largely attributable to the acquisition of Traffix, Inc. on February 4, 2008, the resulting change in the Company’s mix of service offerings, and the convergence of our content and distribution platform.

Operating Expenses

	THREE MONTHS ENDED		CHANGE	CHANGE
	JUNE 30,		INC(DEC)	INC(DEC)
	2008	2007	$$$	%%%
Operating Expenses
Selling and marketing	$2,581	$4,460	$(1,879)	-42%
General and administrative	8,029	2,578	5,451	211%
Depreciation and amortization	715	320	395	123%

Total Operating Expenses	$11,325	$7,358	$3,967	54%

Sales and marketing expense declined as a result of management’s decision to decrease discretionary customer acquisition and retention activities by approximately $2.9 million in response to market conditions coupled with management’s focus on post merger integration matters when compared to the prior year’s comparable quarter, offset by an increase of approximately $1.0 million attributable to the acquisition of the Traffix subsidiary, which was principally comprised of compensation related expenses.

General and administration expenses increased by approximately $5.5 million, of which approximately $3.5 million is attributable to the acquisition of Traffix, Inc., which was effective as of February 4, 2008. Management has taken action to gain approximately $4 million of efficiencies resulting from the acquisition of Traffix, however the Company continues to make appropriate and modest investments in labor, facilities, technology infrastructure, and utilization of 3rd party professional service providers to support its continued growth, business development and corporate governance initiatives. In addition, non-cash equity based compensation expense, which is included as a component of General & administrative expense, increased concurrent with the grant of stock options deemed necessary to attract and retain talent.

Depreciation and amortization expense increased when compared to the prior year’s three month period principally as the result of the amortization of intangible assets acquired in connection with the acquisition of the Traffix, Inc. subsidiary.

Income (Loss) from Operations

Operating income increased to approximately $1.8 million during the three months ended June 30, 2008, when compared to an operating loss of approximately $1.9 million for the prior year’s comparable period. This increase was principally attributable to the Traffix merger transaction which occurred on February 4, 2008. The merger’s attendant synergies allowed for the linkage of distribution and content, coupled with the opportunity to eliminate duplicative operating expenses.

Income Taxes

Income tax expense for the three months ended June 30, 2008 was $0.8 million and reflects an effective tax rate of 43%, which was computed taking into consideration the effects of the merger with Traffix, Inc. which occurred on February 4, 2008, and includes the result of changes in the weighted average statutory rate attributable to the addition of certain local jurisdictions resulting from the merger.

Results of Operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Revenues presented by type of activity are as follows for the six month periods ending June 30:

	SIX MONTHS ENDED		CHANGE	CHANGE
	JUNE 30, 2008		INC(DEC)	INC(DEC)
	2008	2007	$$$	%%%

Entertainment Services	$23,089	$12,536	$10,553	84%
Network Activities	37,100	-	37,100	100%

Total Revenues (1)	$60,189	$12,536	$47,653	380%

(1)
As described above, the Company currently aggregates revenues based on the type of user activity monetized. The Company’s objective is to optimize total revenues from the user experiences. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Entertainment and Network Services.

Revenues increased approximately $47.7 million, or 380%, to $60.2 million for the six months ended June 30, 2008, compared to $12.5 million for the six months ended June 30, 2007.

Entertainment Service revenue increased by approximately $10.6 million, or 84%, to $23.1 million for the six months ended June 30, 2008, compared to $12.5 million for the six months ended June 30, 2007. The increase in entertainment service revenue was principally attributable to an increase in the net conversion of new customers to our recurring subscriber database, coupled with our efforts to improve subscriber retention. We ended the second quarter of 2008 with approximately 850,000 subscribers, compared to approximately 840,000 at the end of the fourth quarter of fiscal 2007.

Approximately 78% of the increase in revenue, or $37.1 million, was attributable to revenue included in the six months ended June 30, 2008 arising from our acquisition of Traffix, Inc., which was effective as of February 4, 2008. Revenues derived from the Traffix, Inc. subsidiary have increased relative to the comparable interim period of the prior year primarily as a result of increased service offerings, penetration into new categories of clients and markets, and increased acceptance of the CPA (cost per action) pricing models.

Cost of Revenues

Cost of revenues consists principally of the amounts we pay to website publishers, content owners, and distribution partners. In addition, certain telecommunications, revenue producing technology related, licensing, and labor are included in cost of revenues. The vast majority of cost of revenues are variable and directly related to revenue producing activities. Gross margin is computed by the Company allowing management to evaluate the overall productivity of our resources and is largely dependent on the mix of internal and external resources utilized to secure qualified leads and product mix. Since the Company’s goal is to maximize the yield on the total population of qualified leads, the Gross Margins attributable to each product or service are not computed. Gross profit for the six months ended June 30, 2008 totaled $27.3 million (or 45% of Revenues) as compared to $10.3 million (or 82% of Revenues) for the comparable period ending June 30, 2007. This increase is largely attributable to the acquisition of Traffix, Inc. on February 4, 2008 and the resulting change in the Company’s mix of service offerings, and the convergence of our content and distribution platform.

Operating Expenses

	SIX MONTHS ENDED		CHANGE	CHANGE
	JUNE 30,		INC(DEC)	INC(DEC)
	2008	2007	$$$	%%%
Operating Expenses
Selling and marketing	$9,154	$7,447	$1,707	23%
General and administrative	15,768	4,584	11,184	244%
Depreciation and amortization	1,280	514	766	149%

Total Operating Expenses	$26,202	$12,545	$13,657	109%

Sales and marketing expense increased as a result of management’s decision to maintain a modest level of customer acquisition and retention activities earlier in the year. Approximately $1.5 million of the increase is attributable to the acquisition of the Traffix, Inc. subsidiary, which was principally comprised of the costs of labor.

General and administration expenses increased by approximately $11.2 million, of which approximately $6.6 million is attributable to the acquisition of Traffix, Inc., which was effective as of February 4, 2008. Management has taken action to gain $4 million of efficiencies resulting from the acquisition of Traffix, however the Company continues to make appropriate and modest investments in labor, facilities, technology infrastructure, and utilization of 3rd party professional service providers to support its continued growth, business development and corporate governance initiatives. In addition, non-cash equity based compensation expense increased concurrent with the grant of stock options deemed necessary to attract and maintain talent.

Depreciation and amortization expense increased when compared to the prior year’s six month period principally as a result of the amortizable of intangible assets acquired in connection with the acquisition of the Traffix, Inc. subsidiary.

Operating income

Operating income increased to $1.3 million during the six months ended June 30, 2008, when compared to an operating loss of approximately $2.0 million for the prior year’s comparable period. This increase was principally attributable to the Traffix merger transaction which occurred on February 4, 2008. The merger’s attendant synergies allowed for the linkage of distribution and content, coupled with the opportunity to eliminate duplicative operating expenses.

Income taxes

Income tax expense for the six months ended June 30, 2008 was $0.6 million, for an effective tax rate of 45.1%, as compared to an income tax benefit for the six months ended June 30, 2007 of $0.9 million, for an effective tax rate of 44.6%. This increase is primarily the result of changes in the weighted average statutory rate attributable to the addition of certain local jurisdictions in the current period when compared with the prior year’s comparable period.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which may include share repurchases, business combinations, capital expenditures, principal and interest payments on its outstanding and future indebtedness, and working capital requirements. Funding requirements have been financed through business combinations, cash flow from operations, the issuance of preferred stock, option exercises and the issuance of long-term debt. As of June 30, 2008, the Company had cash and cash equivalents of approximately $17.2 million, marketable securities of approximately $8.05 million and a working capital balance of approximately $25.6 million. The Company has and continues to expect to generate sufficient cash flows from operating activities.

In conjunction with the Company’s objective of enhancing shareholder value, the Company’s Board of Directors authorized a share repurchase program. Under this share repurchase program, the Company purchased 232,300 shares of the Company’s common stock for an aggregate price of $1.047 million during the first six months of fiscal 2008.

The Company believes that its existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund minimum working capital and capital expenditure needs for at least the next twelve months. The extent of the Company’s future capital requirements will depend on many factors, including its results of operations. If the Company’s cash flows from operations is less than anticipated or its working capital requirements or capital expenditures are greater than expectations, or if the Company expands its business by acquiring or investing in additional products or technologies, it may need to secure additional debt or equity financing. The Company is continually evaluating various financing strategies to be used to expand its business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms. The potential inability to obtain additional debt or equity financing, if required, could have a material adverse effect on the Company’s operations.

New Accounting Standards and Interpretations Not Yet Adopted

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of SFAS No. 157,” which defers the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP will delay the implementation of SFAS 157 for the Company’s accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or market until January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141R will have on adoption on our accounting for future acquisitions. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard any release of the valuation allowance related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released. Additionally, under SFAS 141R transaction-related expenses, which were previously capitalized, will be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) non-controlling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. On January 1, 2008, we adopted SFAS 159. The adoption of SFAS 159 did not have a material effect on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Required.

Item 4. Disclosure Controls and Procedures

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

Members of the our management, including our Chief Executive Officer, Burton Katz, and Chief Financial Officer Andrew Zaref, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Katz and Zaref concluded that our disclosure controls and procedures were effective for the period ended June 30, 2008.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   – OTHER INFORMATION

Item 1A. Risk Factors

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
•
maintain a compliance based control system to render our products and services compliant with carrier and aggregator demands, as well as marketing practices imposed by private marketing rule makers, such as the Mobile Marketing Association (MMA), and to conform with the stringent marketing demands as imposed by various States’ Attorneys General;

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

If we are unable to address these risks, and respond accordingly, our operating results may not meet our publicly forecasted company goals, and/or the expectations as derived by our investors, which could cause the price of our common stock to decline. The potential for a decline in our stock price could also have a negative impact on our recorded goodwill and intangible asset values, and potentially subject us to a non-cash impairment write-down on such assets. At June 30, 2008, our approximate book value was $165.8 million, and our market value was approximately $91 million on the close of business on August 12, 2008.

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

We expect that we will continue to bill a significant portion of our revenues through a limited number of aggregators for the foreseeable future, although these aggregators may vary from period to period. In a risk diversification and cost saving effort, we have established a direct billing relationship with a carrier that mitigates a portion of our revenue generation risk as it relates to aggregator dependence; conversely this risk is replaced with internal performance risk regarding our ability to successfully process billable messages directly with the carrier.

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

The Internet includes an ever-increasing number of businesses that offer and market consumer products and services. These entities offer advertising space on their websites, as well as profit sharing arrangements for joint effort marketing programs. We expect that with the increasing number of entrants into the Internet commerce arena, advertising costs and joint effort marketing programs will become extremely competitive. This competitive environment might limit, or possibly prevent us from obtaining profit generating advertising or reduce our margins on such advertising, and reduce our ability to enter into joint marketing programs in the future. If we fail to continue establishing new, and maintain and expand existing, profitable advertising and joint marketing arrangements, we may suffer substantial adverse consequences to our financial condition and results of operations. Additionally, as a result of our merger with Traffix, we now have a significant economic dependence on the major search engine companies that conduct business on the Internet; such search engine companies maintain ever changing rules regarding scoring and indexing their customers marketing search terms. If we cannot effectively monitor the ever changing scoring and indexing criteria, and effectively adjust our search term applications to conform within these scoring and indexing practices, we could suffer a material decline in our search term generated acquisitions, correspondingly reducing our ability to fulfill our clients marketing needs. This would have an adverse impact on our revenues and profitability.

The demand for a portion of our network services may decline due to the proliferation of “spam” and the expanded commercial adoption of software designed to prevent its delivery.

Our business may be adversely affected by the proliferation of "spam" or unwanted internet solicitations. In response to the proliferation of spam, Internet Service Providers ("ISPs") have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as the ones we deliver. We cannot assure you that the number of ISPs and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our network, as well as our entertainment service activities. In the case that one or more of these technologies, or software applications, realize continued and/or widely increased adoption, demand for our services could decline in response. During 2007 Traffix, (our recently merged subsidiary) recognized a decline in a component of its network activity revenue attributable to email marketing compared to the prior year, and further noted declines in such revenue during the six months ended June 30, 2008, as compared with that period a year ago. We believe that such decline is the result of the factors mentioned above, and such decline may continue at higher rates in future fiscal periods.

We have no intention to pay dividends on our equity securities.

Our recently merged subsidiary, Traffix, had paid a dividend of $0.08 per share on its common stock for its last 18 fiscal quarters prior to the acquisition. It is our current and long-term intention that we will use all cash flows to fund operations in a growth mode and maintain excess cash requirements for the possibility of potential future merger and acquisition transactions. Future dividend declarations, if any, will result from the reversal of our current intention, and would depend on our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. Prior dividend declarations should not be considered as an indication for the potential for any future dividend declarations.

We face intense competition in the marketing of our entertainment services and our network based clients’ products.

The development, distribution and sale of wireless entertainment applications is a highly competitive business. In our entertainment services and network services, we compete primarily on the basis of marketing acquisition cost, brand awareness, consumer penetration, and carrier and distribution depth and breadth, as specific to our entertainment services.

We consider our primary entertainment business competitors to be Buongiorno, Playphone, Dada Mobile, Acotel, Glu Mobile, Cellfish (Lagadere), Jamster (Fox), Hands on Mobile and Thumbplay. In the network business, we consider Azoogle, Value Click, Miva, Kowabunga! (Think Partnership), Right Media (Yahoo!), Aptimus and Blue Lithium (Yahoo!) to be our primary competitors. In the future, likely competitors may include other major media companies, traditional video game publishers, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. Wireless carriers may also decide to develop and distribute their own similar on-deck wireless entertainment applications, products and services and as such they might refuse to distribute, or limit the distribution of, some or all of our applications or may deny access to all or part of their networks.

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

We are currently highly dependent upon the efforts of the members of our management team, particularly those of Burton Katz, our Chief Executive Officer, Andrew Stollman, our President, Raymond Musci, our Chief Operating Officer, and Andrew Zaref, our Chief Financial Officer. The loss of the services of Messrs. Katz, Stollman, Musci, or Zaref may impede the execution of our business strategy and the achievement of its business objectives. We can give you no assurance that we will be able to attract and retain the qualified personnel necessary for the development and growth of our business. Our failure to recruit key personnel or failure to adequately train, motivate and supervise our existing or future personnel will adversely affect our operations.

We have been named as a defendant in litigation, either directly, or indirectly through the merger with Traffix, Inc., with the outcome of such litigation being unpredictable; a materially adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

From time to time we are named as a defendant in litigation matters, as described under in our periodic reports filed pursuant to the Securities Exchange Act of 1934. The defense of these claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been a named party, whether directly or indirectly, and despite our intent to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable. A materially adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

We are subject to market fluctuation and debt repayment risk of our marketable securities investment portfolio

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

We recorded a significant amount of goodwill and other intangible assets in connection with the merger with Traffix and the acquisition of Ringtone.com, which may result in significant future charges against earnings if the goodwill and other intangible assets become impaired.

In accounting for the merger with Traffix and the acquisition of Ringtone.com, we allocated and recorded a large portion of the purchase price paid in the merger to goodwill and other intangible assets. Under SFAS No. 142, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations in future periods.

The integration of Traffix following the merger may divert managements’ attention away from our day-to-day business and negatively impact the combined business.

The merger with Traffix involves the integration of two companies that previously operated independently with principal offices in two distinct locations (CA and NY). The combined company will be required to devote significant management attention and resources to integrate the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and accordingly, our stock price. Even if we are able to integrate the businesses successfully, there can be no assurance that this integration will result in the realization of all of the synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.

We may be impacted by reduced growth or recession of the United States economy.

The majority of our client audience is comprised of individuals dispersed throughout the United States that will be directly and negatively impacted by increased mortgage payments, foreclosures and other factors arising out of a recessionary economy, and the results of the sub-prime mortgage problems, that restrict disposable income that is expended on our products and services. Should current anxieties of a looming recession become fiscal fact, we could be materially and adversely affected by reductions in revenue, and the corresponding negative impact on results of operations and financial condition.

New technologies could block our advertisements, which would harm our operating results.

Technologies have been developed and are likely to continue to be developed that can block the display of our advertisements or our other service offerings. Much of our revenue is derived from fees paid to us by advertisers in connection with the display of advertisements or through other service offerings. As a result, advertisement-blocking technology could reduce the number of advertisements and search results that we are able to deliver and, in turn, our advertising revenues and operating results maybe negatively impacted.

We depend on a limited number of applications, products and services for a significant portion of revenue.

We derive a significant portion of our revenue from a limited number of applications and we expect to continue to derive a substantial portion of our mobile entertainment revenue from a limited number of other applications in the foreseeable future. Due to this dependence on a limited number of applications, the failure to achieve anticipated results with any one of these key applications may harm our business. Additionally, if we cannot develop new applications that are as successful as prior application offerings, our future revenue could be limited and our business will suffer.

The requirements of the Sarbanes-Oxley Act of 2002, including Section 404, are burdensome, and our failure to comply with them could have a material adverse affect on our business and stock price.

Effective internal control over financial reporting is necessary so we can provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. Our independent registered public accounting firm will need to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2009. The process of complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we continue to rapidly grow our business, the internal controls over financial reporting we require will become more complex and significantly more resources will be required to ensure that our internal controls over financial reporting remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the NASDAQ Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases.

On April 8, 2008, the Company’s Board of Directors authorized management to repurchase up to $10 million worth of its common stock in the open market over the balance of its current fiscal year ending December 31, 2008. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, and other factors, including management’s discretion. Repurchases may be made through privately negotiated transactions or in the open market. The Board of Directors of the Company may modify, extend, or terminate the share repurchase program at any time, and there is no guarantee of the exact number of shares that will be repurchased under the program. Repurchases will be funded from available working capital.

During the three months ended June 30, 2008, the Company repurchased an aggregate of 232,200 shares of its common stock at a cost of $1.047 million, at an average of $4.51 per share.

	Issuer Purchases of Equity Securities

			(c) Total
			Number of	(d) Approximate
			Shares	Dollar Value
			Purchased	of Shares
			as Part of	That May Yet
	(a) Total	(b) Average	Publicly	Be Purchased
	Number of	Price Paid	Announced	Under
	Shares	per	Plans or	Plans or
	Purchased	Share	Programs	Programs

Period
Month #1
(April 1, 2008 to
April 30, 2008)	-	$-	-	$10,000,000

Month #2
(May 1, 2008 to
May 31, 2008)	40,500	$4.67	40,500	$9,810,865

Month #3
(June 1, 2008 to
June 30, 2008)	191,800	$4.47	191,800	$8,953,519
Total	232,200		232,000

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1
Asset Purchase Agreement entered into on June 30, 2008, by and among New Motion, Inc., a Delaware corporation, Ringtone.com, LLC, a Minnesota limited liability company, and W3i Holdings, LLC, a Minnesota limited liability company incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2008.*

10.1	Form of Convertible Promissory Note Issued to Ringtone.com incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2008.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. New Motion, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 14, 2008

BY:	/s/ Burton Katz	BY:	/s/ Andrew Zaref
Burton Katz		Andrew Zaref
Chief Executive Officer		Chief Financial Officer
(Principal Financial and Accounting Officer)