Form 10-Q
period 2008-09-30
NEW MOTION, INC.
filed 2008-11-14
CIK 1022899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

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
Yes ☐  No    ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes    ☒    No ☐

As of November 12, 2008, the Company had 21,406,855 shares of Common Stock, $.01 par value, outstanding.

New Motion, Inc.
doing business as
Atrinsic

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,888	$987
Marketable securities	3,950	9,463
Accounts receivable, net of allowance for doubtful accounts of $1,786 at September 30, 2008 and $565 at December 31, 2007	20,321	8,389
Prepaid income taxes	2,680	780
Other current assets	3,149	1,498
TOTAL CURRENT ASSETS	51,988	21,117

PROPERTY AND EQUIPMENT, NET	4,286	860
MARKETABLE SECURITIES - NON CURRENT	4,000	-
GOODWILL	100,852	-
IDENTIFIED INTANGIBLES, NET	44,044	599
OTHER ASSETS	-	1,387
TOTAL ASSETS	$205,170	$23,963

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,993	$3,257
Accrued expenses	12,725	3,720
Notes Payable	1,794	-
Deferred taxes payable	1,340	-
Other current liabilities	1,866	99
TOTAL CURRENT LIABILITIES	25,718	7,076

Deferred income taxes	14,918	-
Notes payable	-	22
TOTAL LIABILITIES	40,636	7,098

MINORITY INTEREST	191	283

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - par value $.01, 100,000,000 authorized, 22,991,942 and 12,021,184 shares issued at 2008 and 2007, respectively; and, 22,372,570 and 12,021,184 shares outstanding at 2008 and 2007, respectively.	230	120
Additional paid-in capital	168,984	19,583
Accumulated other comprehensive loss	-	(38)
Common stock, held in treasury, at cost, 619,372 shares	(2,581)
Accumulated deficit	(2,290)	(3,083)
TOTAL STOCKHOLDERS' EQUITY	164,343	16,582
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$205,170	$23,963

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NET REVENUES	$30,819	$10,495	$91,008	$23,031

COST OF REVENUES	21,217	1,406	54,082	3,626

GROSS PROFIT	9,602	9,089	36,926	19,405

OPERATING EXPENSES
Selling and marketing	2,075	7,878	11,229	15,325
General and administrative (includes non-cash equity compensation of (($71), $278, $1,009, and $472, respectively)	6,433	2,916	22,200	7,500
Depreciation and amortization	1,339	415	2,619	929
	9,847	11,209	36,048	23,754

INCOME (LOSS) FROM OPERATIONS	(245)	(2,120)	878	(4,349)

OTHER (INCOME) EXPENSE

Interest income and dividends	(192)	(123)	(567)	(362)
Interest expense	67	2	82	20
Other expense	(22)	-	145	21
	(147)	(121)	(340)	(321)

INCOME (LOSS) BEFORE INCOME TAXES	(98)	(1,999)	1,218	(4,028)

INCOME TAXES	(77)	(206)	517	(1,111)

INCOME (LOSS) BEFORE MINORITY INTEREST	(21)	(1,793)	701	(2,917)

MINORITY INTEREST	(15)	156	(92)	291

NET INCOME (LOSS)	$(6)	$(1,949)	$793	$(3,208)

EARNINGS (LOSS) PER SHARE:
Basic	$0.00	$(0.16)	$0.04	$(0.29)
Diluted	$0.00	$(0.16)	$0.04	$(0.29)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic	22,545,451	12,000,167	21,208,980	11,108,117
Diluted	22,545,451	12,000,167	22,006,232	11,108,117

  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$793	$(3,208)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Allowance for doubtful accounts	1,221	(440)
Depreciation and amortization	3,097	929
Stock-based compensation expense	1,009	884
Net losses on sale of marketable securities	238	-
Deferred income taxes	(1,248)	(1,802)
Minority interest in net loss of consolidated joint venture	(92)	291
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	2,872	(2,301)
Prepaid income tax	(2,478)	336
Prepaid expenses and other current assets	2,116	(593)
Accounts payable	(3,412)	2,547
Other, principally accrued expenses	1,215	233
Net cash provided by (used in) operating activities	5,331	(3,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	(6,332)	-
Proceeds from sales of securities	20,758	-
Cash received in business combinations	12,271	-
Cash paid in business combinations	(7,041)	(1,736)
Capital expenditures	(1,737)	(166)
Net cash provided by (used in) investing activities	17,919	(1,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(111)	(575)
Expenditures for equity financing	-	(470)
Issuance of warrants	-	57
Issuance of stock	-	18,434
Purchase of common stock held in treasury	(2,581)	-
Proceeds from exercise of stock options	343	27
Net cash (used in) provided by financing activities	(2,349)	17,473

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,901	12,447
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	987	544
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,888	$12,991

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)
(in thousands, except share amounts)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Accumulated	Stockholders'
	Shares	Amounts	Capital	Shares	Amount	Income (Loss)	Deficit	Equity

Balance, December 31, 2007	12,021,184	$120	$19,583	-	$-	$(38)	$(3,083)	$16,582

Net income for the nine months ended September 30, 2008							793	793

Components of other comprehensive income						38		38
Comprehensive income								831
Stock-based compensation expense			1,010					1,010

Stock option exercises	561,495	6	337					343
Purchase of common stock , at cost				619,372	(2,581)			(2,581)
Common stock issued in connection with business combinations	10,409,358	104	148,054					148,158

Miscellaneous share retirement	(95)
Balance, September 30, 2008	22,991,942	$230	$168,984	$619,372	$(2,581)	$-	$(2,290)	$164,343

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEW MOTION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying Consolidated Balance Sheet as of September 30, 2008, and the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2007. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on March 31, 2008, and the amended Form 10-KSB, as filed on April 29, 2008, for inclusion of part III, Directors, Executives Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act, and all other documents that have been filed with the Securities and Exchange Commission. The balance sheet at December 31, 2007 have been derived from the audited financial statements included in the Company’s Form 10-KSB.

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

Supplemental Cash Flow information for the periods presented is as follows:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Supplemental Cash Flow Disclosure
Cash paid during the nine months ended for:
Income taxes	$1,699	$40
Interest expense	20	4

Note 2  - Marketable Securities

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are: Level I - fair value as measured based on observable inputs such as quoted prices in active markets for identical assets or liabilities; Level II - fair value as measured based on observable inputs such as quoted prices in active markets for similar assets or liabilities, and inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level III - fair value as measured based on unobservable inputs in which little or no market data exists, thereby requiring an entity to develop its own fair value assumptions.

As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s investments in marketable securities consisting of U.S. governmental agency, U.S. municipal agency, corporate obligations and auction-rate securities. In accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, our Marketable Securities are considered available-for-sale, based on our intentions to hold the related investment securities for varying and indefinite periods of time, pursuant to maturity dates, market conditions and other factors. The Company has not changed its investment intentions. Available for sale securities are carried at fair value, with unrealized gains or losses, net of tax, recorded in a separate component of stockholders’ equity within other accumulated comprehensive income.

Included in marketable securities at September 30, 2008 are auction-rate security instruments (ARS) with a par value of $7.95 million. Subsequent to September 30, 2008, prior to the issuance of the condensed consolidated financials statements, approximately $3.950 million of the ARS were redeemed and converted to cash. The Company presents the remaining portion of the ARS, which have not been redeemed, as non-current based on current market conditions and liquidity concerns. Due to recent events in the credit markets, the auction events for some of the ARS the Company held failed when the ARS market first froze in February 2008 and have continued to fail through September 30, 2008. The ARS held by the Company at September 30, 2008 were collateralized by preferred securities in closed-ended tax-exempt mutual funds $4.6 million, federally-guaranteed student loans $1.35 million, and private student loans $2.0. As of September 30, 2008, the Company continued to earn interest on its entire ARS portfolio based on contractually required “auction failure” rates, which are either variable based on short-term municipal bond or other market indices, or fixed based on issuer contract penalty rates and result in the Company earning a higher interest as a form of compensation for the lack of liquidity. The Company estimated fair value for its ARS portfolio by considering the collateralization of the underlying security investments, the creditworthiness of the issuer, the interest rates on the investments, any guarantee or insurance underlying the issuance, and any liquidity expectation or experience through redemption or successful auctions. Any future fluctuation in fair value related to ARS the Company deems to be temporary, including the recovery of any write-downs, would be recorded in accumulated other comprehensive income. If the Company determines that any impairment is other than temporary, the Company will be required to incur a charge to earnings in the period that the determination was made. All ARS are considered Level III for purposes of SFAS 157.

	September 30,
	2008	Level I	Level II	Level III

Auction-rate Securities	$7,950	$-	$-	$7,950
Other available-for-sale securities		-	-
Total Assets Measured at Fair Value	$7,950	$-	$-	$7,950

LEVEL III ASSET RECONCILIATION

Beginning Balance, 12/31/2007	$9,463

Gains/(losses), realized	-
Gains/(losses), unrealized	-
Purchases & (sales), net	(14,426)
Transfers in/(out) of Level III Assets (1)	12,913

Ending Balance, 9/30/2008	$7,950

(1) Includes mainly transfers from Traffix, Inc. acquisition, which was effective February 4, 2008

Note 3 - Business Combinations

The Company consummated two business combinations during the nine months ended September 30, 2008 for total consideration of approximately $159 million. As a result of these acquisitions, the Company recorded $100 million of goodwill and $48 million of other long lived intangible assets.  The results of operations of the acquired entities have been included in the consolidated results presented herein as of their date of acquisition. The purchase price allocations for these acquisitions are preliminary for up to 12 months after the acquisition date and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Acquired intangibles are generally amortized on a straight line basis over their estimated useful lives and the related amortization expense totaled $1.1, and $2.0 for the three and nine month period ended September 30, 2008.  Pro forma results of operations have previously been presented or are otherwise available. The Company believes it is possible that it will have an impairment of goodwill and other long lived identified intangibles in the future, which would result in an a non cash impairment charge reflected in the Statement of Operations.

The Company’s balance sheet at September 30, 2008, and statement of operations for the three and nine months ended September 30, 2008 reflects management’s best estimates of fair values of the intangible assets acquired and the related estimated useful lives. Modification to these estimates could affect fair values ascribed to the identified amortizable assets acquired and cause changes to prospective balance sheets and statements of operations.

Note 4 -  Notes Payable

On June 30, 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Ringtone.com, LLC (“Ringtone.com”) and W3i Holdings, LLC. (“W3i”) pursuant to which the Company acquired certain net-assets from Ringtone.com, including but not limited to short code, subscriber database, covenant not to compete, working capital, and certain domain names. The Company at the closing paid to Ringtone.com approximately $7.0 million in cash and delivered a convertible promissory note (the “Note”) with the aggregate principal amount of $1.75 million, which accrues interest at a rate of 10% per annum. The Note is payable on the earlier to occur of either (i) July 1, 2009, or (ii) 5 days after the Company gives written notice to Ringtone.com of its intent to prepay the Note (the “Maturity Date”). The Note is optionally convertible by Ringtone.com on the Maturity Date into the Company’s common stock at a conversion price of $5.42 per share. The payment of principal and interest on the Note is subject to certain recoupment provisions contained in the Note and in the APA. At September 30, 2008, all amounts paid in excess of working capital have been ascribed to the estimated fair value of the identifiable intangibles.

Note 5 -  Significant Economic Dependence

The Company’s revenues may at times be dependent on a limited number of major customers within its Network activities; additionally the Company uses several billing partners, also known as aggregators, in order to provide content and subsequent billings to its Entertainment activity subscription customers. These aggregator companies have not had long operating histories in the United States, or operations within traditional and proven business models. These aggregators face a greater business risk in the market place, due to a constantly evolving business environment that stems from the infancy of the United States mobile entertainment content industry. During the three and nine month periods ended September 30, 2008, the Company had one customer within its Network activities which represented 19.3% and 20.5% of revenues, respectively, with no other single customer accounting for revenue in excess of 3%. This concentration resulted from the acquisition of Traffix, Inc., which was effective on February 4, 2008 (for this reason, fiscal 2007 doesn’t have a comparable measure). During the three months ended September 30, 2008 the Company had two aggregators within its Entertainment activities which represented 20% and 15% of revenues, with no other single aggregator accounting for revenue in excess of 6%. During the three months ended September 30, 2007 the Company had one aggregator within its Entertainment activities which represented 89% of revenues, with no other single aggregator accounting for revenue in excess of 6%. During the nine months ended September 30, 2008, the Company had one aggregator within its Entertainment activities which represented 26% of revenues, with no other single aggregator accounting for revenue in excess of 2%. During the nine months ended September 30, 2007, the Company had two aggregators within its Entertainment activities which represented 91% and 8% of revenues, with no other single aggregator accounting for revenue in excess of 2%.

Note 6 - Income Taxes

The Company is subject to taxation in federal, state and foreign jurisdictions. The Traffix, Inc, subsidiary, which was acquired on February 4, 2008, is currently under U.S. federal audit for fiscal 2005 and 2006. With a few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign income tax examinations for years prior to 2005.

Note 7—Stock options and other stock-based compensation

The fair value of share-based awards granted is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions for this model are expected term, expected volatility, risk-free interest rate, and dividend yield. Many of these assumptions are judgmental and highly sensitive. The following table set forth the key assumptions used in the valuation calculations for the three and nine month periods ending September 30, 2008 and September 30, 2007 and a discussion of our methodology for developing each assumption used in the valuation model.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Expected Volatility	28%	25%	82%	25%
Dividend Yield	0%	0%	0%	0%
Expected Term (Yrs)	6.5	7.0	6.7	7.0
Risk-Free Interest Rate	3.85%	3.50%	3.79%	3.50%

Expected Volatility . Actual changes in the market value of our stock are used to calculate the expected volatility assumption (previously, the Company based volatility on changes in the market prices of a peer group of publicly traded entities used to calculate the volatility assumption). The Company calculated daily market value changes during the period that the grant was issued to determine volatility, which are then annualized. An increase in the expected volatility will increase share-based compensation expense.

Dividend Yield . This is the annual rate of dividends per share over the exercise price of the award. The Company has no history of paying a dividend, so this has been 0%. An increase in the dividend yield will increase share-based compensation expense.

Expected Term . This is the period of time over which the awards granted are expected to remain outstanding. Awards granted have a maximum term of ten years. The Company lacks sufficient historical exercise data that it may rely on to determine expected term for the grants issued through September 30, 2008. Therefore the Company relied on the simplified method for expected term as defined by the SAB 107, where expected term equals the sum of the vesting term and the original contractual term, which is then divided by two. SAB 107’s simplified method for estimating expected term was only available for award grants through December 31, 2007. However, SAB 110 allows for the continued use of the simplified method beyond December 31, 2007 for companies where award exercises are not sufficient to base an expected term beyond that date, such as the Company. An increase in the expected term will increase share-based compensation expense.

Risk-Free Interest Rate . This is the average of the ten-year US Treasury zero coupon bond interest rate for the period reported. An increase in the risk-free interest rate will increase share-based compensation expense.

The Company’s stock option activity during the nine month period ended September 30, 2008 is as follows:
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Awards outstanding at December 31, 2007	1,508,538	$$3.31
Granted during the period	2,338,140	$$9.15
Exercised during the period	561,496	$$0.66
Forfeited, expired, or cancelled during the period	27,623	$$7.58

Awards outstanding at September 30, 2008	3,257,559	$$7.34
Awards exercisable at September 30, 2008	2,243,411	$$6.68	$857,270

Awards authorized	5,145,389
Awards available to grant	1,035,954

The aggregate intrinsic value of exercisable awards represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the third quarter of fiscal 2008 and the grant exercise price, multiplied by the number of in-the-money awards) that would have been received by the award holders had all award holders exercised their vested grants on September 30, 2008.

Additional summarized information related to awards outstanding at September 30, 2008, segregated by grant price range, follows:
Awards Exercise Prices Ranges	Awards Outstanding	Awards Outstanding Weighted Average Exercise Price	Awards Outstanding Remaining Contractual Life (Yrs)	Awards Exercisable	Awards Exercisable Weighted Average Exercise Price

$0.00-$4.99	895,938	$2.85	7.05	716,476	$2.42
$5.00.-$9.99	1,446,757	$7.82	6.44	1,212,071	$8.04
$10.00-$14.90	914,864	$10.99	8.14	314,864	$11.13
ALL PLANS	3,257,559	$7.34	7.09	2,243,411	$6.68

Note 8 - Earnings per Share

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

The Company has issued options, a convertible note payable and warrants, which may have a dilutive effect on reported earnings if they are exercised or converted to common stock. The following numbers of shares related to such instruments were added to the basic weighted average shares outstanding to arrive at the diluted weighted average shares outstanding for each period:

Diluted EPS Disclosure

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Convertible note payable	-	-	-	-
Options	-	-	788,794	-
Warrants	-	-	8,458	-

Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following shares were excluded from the calculation of diluted earnings per share:
	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Convertible note payable	322,878	-	322,878	-
Options	3,252,812	1,508,861	2,662,649	1,508,861
Warrants	314,443	314,443	290,909	314,443

The per share exercise prices of the options were $0.48 - $14.00 and $0.48 - $6.00 for the three months, and $0.48 - $14.00 and $0.48 - $6.00 for the nine months ended September 30, 2008 and 2007, respectively. The per share exercise prices of the warrants were $3.44 - $5.50 for the three and nine month periods ended September 30, 2008 and 2007. The convertible note payable with a face value of $1,750,000, and a conversion price of $5.42, has a post conversion effect of 322,878 shares, if converted.

Note 9—Equity

In April, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing it to purchase up to $10.0 million of its outstanding shares of common stock, depending on market conditions, share prices, and other factors. Repurchases may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

During the three month period ended September 30, 2008, the Company repurchased 387,072 shares of its common stock at an average purchase price of $3.96 per share. Total cash consideration for the repurchased stock was $1,534,221.

There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management under the direction of the Company’s Board of Directors determines additional repurchases are not warranted. The amounts authorized by the Company’s Board of Directors exclude broker commissions.

Note 10—Recent Accounting Pronouncements

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

Note 11—Subsequent Events

On October 30, 2008, the Company acquired a 36% minority interest in The Billing Resource, LLC (“TBR”). TBR provides alternative billing services to the Company, its other members, and unrelated third parties. The Company contributed $2.2 million on formation and has committed to provide an additional $1.0 million of working capital to support near-term growth.

Item 2. Management’s Discussion and Analysis

CAUTIONARY STATEMENT

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the three and nine month periods ended September 30, 2008 and the three and nine month periods ended September 30, 2007. Except for historical information, the matters discussed in this  “Management’s Discussion and Analysis” are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the “  forward-looking statements” as a result of, among other things, the factors described under the “Cautionary Statements and Risk Factors” included elsewhere in this report. The information contained in this Form 10-Q, as at and for the three and nine month periods ended September 30, 2008 and 2007, and is intended to update the information contained in our Annual Report on Forms 10-KSB and 10-KSB/A for the year ended December 31, 2007 of New Motion, Inc. (“we,” “our,” “us”, the “Company,” or “New Motion”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in our Annual Report on Forms 10-KSB and 10-KSB/A. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements for Traffix, Inc. and subsidiaries and any other information related to the companies, their business combination, and the like as filed with the Securities and Exchange Commission.

A NOTE CONCERNING PRESENTATION

This Quarterly Report on Form 10-Q contains information concerning New Motion, Inc. as it pertains to the periods covered by this report - for the three and nine month periods ended September 30, 2008 and 2007. As a result of the acquisition of Traffix, Inc., a Delaware corporation (“Traffix”), by New Motion, Inc. on February 4, 2008, this Quarterly Report on Form 10-Q also contains information concerning the combination of New Motion and Traffix, as of September 30, 2008, and for the three and nine month periods ended September 30, 2008. To assist the reader where practicable, when reference is made to New Motion, it pertains to the Company’s activities for the three and nine month periods ended September 30, 2008 inclusive of Traffix for all periods presented after February 4, 2008.

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

There are a variety of factors that influence the Company’s revenues on a periodic basis including but not limited to; (1) economic conditions and the relative strengths and weakness of the U.S. economy; (2) client spending patterns and their overall demand for our service offerings; (3) increases or decreases in our portfolio of service offerings; and (4) competitive and alternative programs and advertising mediums.

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

Achieve Cross Media Benefits . One of our strategic objectives is to leverage the cross media benefit derived primarily from the combination of New Motion and Traffix which was consummated on February 4, 2008. The Company’s premium-billed subscriptions allow Atrinsic to integrate and to leverage online and mobile distribution channels to deliver compelling media and entertainment. The advantage of the fixed Internet is that from a marketing expense standpoint, the cost of customer acquisitions is generally determinable. In addition, the Internet is full of free content that is advertisement supported. The Internet also allows for the delivery of rich media over broadband. The advantage of mobile media is that it already has a well established customer activation and customer retention capability and is accessible and portable for those using it to access content. Our cross media strategy seamlessly enables our subscriber to realize true convergence. Atrinsic enables subscribers to interact with our content at work, at home or on a remote basis.

Vertically Integrate and Expand Distribution Channels . We own a large library of wholly owned content, proprietary premium billed services, and our own media and distribution. By allocating a large proportion of the qualified leads acquired by our entertainment properties to our owned marketing and distribution networks, we expect to generate cost savings through the elimination of third-party margins. These cost savings are expected to result in lower customer acquisition costs throughout our business. We also expect to continue to enhance our distribution channels by expanding existing channels to market and sell our products and services online and explore alternative marketing mediums. We also expect, with limited modification, to market and sell our existing online-only content directly to wireless customers. Finally, we expect to continue to drive a portion of our consumer traffic directly to our proprietary products and services without the use of third-party media outlets and media publishers.

Multiple Revenue Streams and Advertiser Networks . Our recent merger has allowed for a reduction in customer concentration and more diversification of the combined company’s revenue streams. The Company will continue to generate recurring revenue streams from a subscription-based model, which is targeted at end user mobile subscribers. The Company will also have the traditional revenue streams inherent in it’s online performance-based model, which is targeted to publishers and advertisers. Further revenue diversification is expected to result from the larger distribution reach, and of the opportunity to generate ad revenue across the combined company’s portfolio of web properties.

Publish High-Quality, Branded Entertainment Content . We believe that publishing a diversified portfolio of the highest quality, most innovative applications is critical to our business. We intend to continue to develop innovative and sought-after content and intend to continue to devote significant resources to the development of high-quality, innovative products, services and Internet storefronts. The U.S. consumer’s propensity to use the fixed Internet to acquire, redeem and use mobile entertainment products is unique. In this regard, we aim to provide complementary services between these two high-growth media channels. We also expect to continue to create Atrinsic-branded applications, products and services, which typically generate higher margins. In order to enhance the Atrinsic brand, and our product brands, we plan to continue building brands through product and service quality, subscriber, customer and carrier support, advertising campaigns, public relations and other marketing efforts.

Results of Operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Revenues presented by type of activity are as follows for the three month periods ending September 30:
	THREE MONTHS ENDED		CHANGE	CHANGE
	September 30,		INC(DEC)	INC(DEC)
	2008	2007		$%

Entertainment Services	$10,858	$10,495	$363	3%
Network Activities	19,961	-	19,961	100%

Total Revenues (1)	$30,819	$10,495	$20,324	194%

(1)
As described above, the Company currently aggregates revenues based on the type of user activity monetized. The Company’s objective is to optimize total revenues from the user experience. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Entertainment and Network Services.

Revenues increased approximately $20.3 million, or 194%, to $30.8 million for the three months ended September 30, 2008, compared to $10.5 million for the three months ended September 30, 2007. Entertainment Service revenue increased by approximately $0.4 million, or 3%, to $10,858 million for the three months ended September 30, 2008, compared to $10.5 million for the three months ended September 30, 2007. The increase in entertainment service revenue was principally attributable to an increase in the net conversion of new customers to our recurring subscriber database, subscribers added in connection with the purchase of Ringtone.com, coupled with our efforts to improve subscriber retention. We ended the third quarter of 2008 with approximately 750,000 subscribers, compared to approximately 840,000 at the end of the fourth quarter of fiscal 2007. Approximately 190% of the increase in revenue, or $20 million, was attributable to revenue included in the third quarter of fiscal 2008 arising from our acquisition of Traffix, Inc., which was effective as of February 4, 2008.

Cost of Revenues

Cost of revenues consists principally of the amounts we pay to website publishers, content owners, and distribution partners. In addition, certain telecommunications, revenue producing technology related, licensing, and labor are included in cost of revenues. The vast majority of cost of revenues are variable and directly related to revenue producing activities. Gross margin is computed by the Company allowing management to evaluate the overall productivity of our resources and is largely dependent on the mix of internal and external resources utilized to secure qualified leads and product mix. Since the Company’s goal is to maximize the yield on the total population of qualified leads, the Gross Margins attributable to each product or service are not computed. Gross profit for the third quarter of 2008 totaled $9.6 million (or 31.2% of Revenues) as compared to $9.1 million (or 86.6% of Revenues) for the second quarter of 2007. This increase is largely attributable to the acquisition of Traffix, Inc. on February 4, 2008, the resulting change in the Company’s mix of service offerings, and the convergence of our content and distribution platform.

Operating Expenses

	THREE MONTHS ENDED		CHANGE	CHANGE
	September 30,		INC(DEC)	INC(DEC)
	2008	2007		$%
Operating Expenses
Selling and marketing	$2,075	$7,878	$(5,803)	(74)%
General and administrative	6,433	2,916	3,517	121%
Depreciation and amortization	1,339	415	924	223%

Total Operating Expenses	$9,847	$11,209	$(1,362)	(12)%

Selling and marketing expense declined as a result of management’s decision to decrease discretionary customer acquisition and retention activities by approximately $5.8 million in response to market conditions coupled with management’s focus on post merger integration matters when compared to the prior year’s comparable quarter, offset by an increase of approximately $1.0 million attributable to the acquisition of the Traffix subsidiary, which was principally comprised of compensation related expenses.

General and administrative expenses increased by approximately $3.5 million, of which approximately $2.3 million is attributable to the acquisition of Traffix, Inc., which was effective as of February 4, 2008. Management has taken action to gain approximately $4.0 million of efficiencies resulting from the acquisition of Traffix, however the Company continues to make appropriate and modest investments in labor, facilities, technology infrastructure, and utilization of 3rd party professional service providers to support its continued growth, business development and corporate governance initiatives. In addition, non-cash equity based compensation expense, which is included as a component of General & Administrative expense, decreased concurrent with management’s re-computations of certain underlying estimates.

Depreciation and amortization expense increased when compared to the prior year’s three month period principally as the result of the amortization of intangible assets acquired in connection with the acquisition of the Traffix, Inc. and Ringtone.com.

Income (Loss) from Operations

Operating loss decreased to approximately $0.2 million during the three months ended September 30, 2008, when compared to an operating loss of approximately $2.1 million for the prior year’s comparable period. This decrease was principally attributable to the Traffix merger transaction which occurred on February 4, 2008. The merger’s attendant synergies allowed for the linkage of distribution and content, coupled with the opportunity to eliminate duplicative operating expenses.

Income Taxes

Income tax benefit for the three months ended September 30, 2008 was $0.08 million and reflects an effective tax rate of 78.6%, which was computed taking into consideration the effects of the merger with Traffix, Inc. which occurred on February 4, 2008, and includes the result of changes in the weighted average statutory rate attributable to the addition of certain local jurisdictions resulting from the merger, and certain adjustments realized in connection with the finalization of tax returns.

Results of Operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Revenues presented by type of activity are as follows for the nine month periods ending September 30:

	NINE MONTHS ENDED		CHANGE	CHANGE
	SEPTEMBER 30, 2008		INC(DEC)	INC(DEC)
	2008	2007		$%

Entertainment Services	$33,947	$23,031	$10,916	47%
Network Activities	57,061	-	57,061	100%

Total Revenues (1)	$91,008	$23,031	$67,977	295%

(1)
As described above, the Company currently aggregates revenues based on the type of user activity monetized. The Company’s objective is to optimize total revenues from the user experiences. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Entertainment and Network Services.

Revenues increased approximately $68 million, or 295%, to $91 million for the nine months ended September 30, 2008, compared to $23 million for the nine months ended September 30, 2007.

Entertainment Service revenues increased by approximately $10.9 million, or 47%, to $33.9 million for the nine months ended September 30, 2008, compared to $23.0 million for the nine months ended September 30, 2007. The increase in entertainment service revenue was principally attributable to an increase in the net conversion of new customers to our recurring subscriber database, subscribers added in connection with the purchase of Ringtone.com, coupled with our efforts to improve subscriber retention. We ended the third quarter of 2008 with approximately 750,000 subscribers, compared to approximately 840,000 at the end of the fourth quarter of fiscal 2007.

Approximately 248% of the increase in revenue, or $57.1 million, was attributable to revenue included in the nine months ended September 30, 2008 arising from our acquisition of Traffix, Inc., which was effective as of February 4, 2008.

Cost of Revenues

Cost of revenues consists principally of the amounts we pay to website publishers, content owners, and distribution partners. In addition, certain telecommunications, revenue producing technology related, licensing, and labor are included in cost of revenues. The vast majority of cost of revenues are variable and directly related to revenue producing activities. Gross margin is computed by the Company allowing management to evaluate the overall productivity of our resources and is largely dependent on the mix of internal and external resources utilized to secure qualified leads and product mix. Since the Company’s goal is to maximize the yield on the total population of qualified leads, the Gross Margins attributable to each product or service are not computed. Gross profit for the nine months ended September 30, 2008 totaled $36.9 million (or 41% of Revenues) as compared to $19.4 million (or 84% of Revenues) for the comparable period ending September 30, 2007. This increase is largely attributable to the acquisition of Traffix, Inc. on February 4, 2008 and the resulting change in the Company’s mix of service offerings, and the convergence of our content and distribution platform.

Operating Expenses

	NINE MONTHS ENDED		CHANGE	CHANGE
	September 30,		INC(DEC)	INC(DEC)
	2008	2007	$	%
Operating Expenses
Selling and marketing	$11,229	$15,325	$(4,096)	(27)%
General and administrative	22,200	7,500	14,700	196%
Depreciation and amortization	2,619	929	1,690	182%

Total Operating Expenses	$36,048	$23,754	$12,294	52%

Selling and Marketing expense decreased as a result of management’s decision to maintain a modest level of customer acquisition and retention activities earlier in the year, offset by an increase of approximately $1.5 million attributable to the acquisition of Traffix, Inc., which was principally comprised of the costs of labor.

General and administrative expenses increased by approximately $14.7 million, of which approximately $10.8 million is attributable to the acquisition of Traffix, Inc., which was effective as of February 4, 2008. Management has taken action to gain approximately $4.0 million of efficiencies resulting from the acquisition of Traffix, however the Company continues to make appropriate and modest investments in labor, facilities, technology infrastructure, and utilization of 3 rd party professional service providers to support its continued growth, business development and corporate governance initiatives. In addition, non-cash equity based compensation expense increased concurrent with the grant of stock options deemed necessary to attract and maintain talent.

Depreciation and amortization expense increased when compared to the prior year’s nine month period principally as a result of the amortization of intangible assets acquired in connection with the acquisition of Traffix, Inc.

Operating income

Operating income increased to $0.9 million during the nine months ended September 30, 2008, when compared to an operating loss of approximately $4.3 million for the prior year’s comparable period. This increase was principally attributable to the Traffix merger transaction which occurred on February 4, 2008. The merger’s attendant synergies allowed for the linkage of distribution and content, coupled with the opportunity to eliminate duplicative operating expenses.

Income taxes

Income tax expense for the nine months ended September 30, 2008 was $0.5 million, for an effective tax rate of 42.4%, as compared to an income tax benefit for the nine months ended September 30, 2007 of $1.1 million, for an effective tax rate of 27.6%. This increase is primarily the result of changes in the weighted average statutory rate attributable to the addition of certain local jurisdictions in the current period when compared with the prior year’s comparable period.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which may include share repurchases, business combinations, capital expenditures, principal and interest payments on its outstanding and future indebtedness, and working capital requirements. Funding requirements have been financed through business combinations, cash flow from operations, the issuance of preferred stock, option exercises and the issuance of long-term debt. As of September 30, 2008, the Company had cash and cash equivalents of approximately $21.9 million, marketable securities of approximately $8.0 million and a working capital balance of approximately $26.3 million. The Company has and expects to generate cash flows from operating activities, which, contingent on prospective operating performance, may require reductions in discretionary variable costs and other realignments to permanently reduce fixed operating costs.

In conjunction with the Company’s objective of enhancing shareholder value, the Company’s Board of Directors authorized a share repurchase program. Under this share repurchase program, the Company purchased 619,372 shares of the Company’s common stock for an aggregate price of $2.6 million during the first nine months of fiscal 2008.

On October 30, 2008, the Company acquired a 36% minority interest in The Billing Resource, LLC (“TBR”). TBR provides alternative billing services to the Company, its other members, and unrelated third parties. The Company contributed $2.2 million on formation and has committed to provide an additional $1.0 million of working capital to support near-term growth.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141R will have on adoption on our accounting for future acquisitions. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard any release of the valuation allowance related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released. Additionally, under SFAS 141R transaction-related expenses, which were previously capitalized, will be expensed as incurred.

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

Members of the our management, including our Chief Executive Officer, Burton Katz, and Chief Financial Officer Andrew Zaref, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Katz and Zaref concluded that our disclosure controls and procedures were effective for the period ended September 30, 2008.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     - OTHER INFORMATION

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

If we are unable to address these risks, and respond accordingly, our operating results may not meet our publicly forecasted company goals, and/or the expectations as derived by our investors, which could cause the price of our common stock to decline. The potential for a decline in our stock price could also have a negative impact on our recorded goodwill and intangible asset values, and potentially subject us to a non-cash impairment write-down on such assets. At September 30, 2008, our approximate book value was $164.2 million, and our market value was approximately $80 million.

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

As a direct-to-consumer marketing company, we are subject to a variety of federal, state and local laws and regulations designed to protect consumers that govern certain of our marketing practices, all as more fully set forth in our periodic reports filed pursuant to the Securities Exchange Act of 1934.

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

Our business may be adversely affected by the proliferation of "spam" or unwanted internet solicitations. In response to the proliferation of spam, Internet Service Providers ("ISPs") have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as the ones we deliver. We cannot assure you that the number of ISPs and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our network, as well as our entertainment service activities. In the case that one or more of these technologies, or software applications, realize continued and/or widely increased adoption, demand for our services could decline in response. During 2007 Traffix (our recently merged subsidiary), recognized a decline in a component of its network activity revenue attributable to email marketing compared to the prior year, and further noted declines in such revenue during the nine months ended September 30, 2008, as compared with that period a year ago. We believe that such decline is the result of the factors mentioned above, and such decline may continue at higher rates in future fiscal periods.

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

We are currently highly dependent upon the efforts of the members of our management team, particularly those of Burton Katz, our Chief Executive Officer, Andrew Stollman, our President, Raymond Musci, Executive Vice President and Andrew Zaref, our Chief Financial Officer. The loss of the services of Messrs. Katz, Stollman, Musci, or Zaref may impede the execution of our business strategy and the achievement of its business objectives. We can give you no assurance that we will be able to attract and retain the qualified personnel necessary for the development and growth of our business. Our failure to recruit key personnel or failure to adequately train, motivate and supervise our existing or future personnel will adversely affect our operations.

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

During the three months ended September 30, 2008, the Company repurchased an aggregate of 387,072 shares of its common stock at a cost of $1.5 million, at an average of $3.96 per share.

	Issuer Purchases of Equity Securities
	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs
Beginning balance July 1 , 2008				$8,953,519
Period
Month #1
(July 1, 2008 to
July 31, 2008)	237,500	$4.11	237,500	$7,976,831

Month #2
(August 1, 2008 to
August 31, 2008)	-	$-	-	$7,976,831

Month #3
(September 1, 2008 to
September 30, 2008)	149,572	$3.73	149,572	$7,419,297

Total	387,072		387,072

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1
Employment Agreement by and between Andrew Zaref and New Motion, Inc. dated July 14, 2008, incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2008.

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

Dated: November 14, 2008

BY:	/s/ Burton Katz	BY:	/s/ Andrew Zaref
Burton Katz		Andrew Zaref
Chief Executive Officer		Chief Financial Officer
(Principal Financial and Accounting Officer)