Form 10-K
period 2008-12-31
NEW MOTION, INC.
filed 2009-03-27
CIK 1022899

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _______________

Commission file number 001-12555
New Motion, Inc.
(name of small business issuer in its charter)
doing business as

Delaware	06-1390025
State or other jurisdiction of incorporation or organization	(I. R. S. Employer Identification No.)

469 7th Avenue 10th Floor
New York, NY 10018
(Address of principal executive offices and zip code)
(212)716-1977
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class                                                          Name of each exchange on which registered
Common Stock, $0.01 par value                                   The NASDAQ Global Market

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
 Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed using the closing price of $4.16, as of June 30, 2008, was $63,997,556.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 19, 2009, the issuer had 20,720,962 shares of common stock issued and outstanding (which number excludes 2,381,318 shares issued and held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

TABLE OF CONTENTS

Part I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources of New Motion, Inc. (“New Motion,” “Atrinsic” or the “Company”). These forward-looking statements include, without limitation, statements regarding: proposed new services; the Company’s expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for the Company’s business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our limited operating history
•	our reliance on wireless carriers and aggregators to facilitate billing and collections;
•	the highly competitive market in which we operate;
•	our ability to develop new applications and services;
•	protection of our intellectual property rights;
•	hiring and retaining key employees;
•	successful completion, and integration of, historical and potential acquisitions;
•	increased costs and requirements as a public company;
•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”.

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

ITEM 1. BUSINESS

With respect to this discussion, the terms “we,” “us,” “our,” “New Motion”, and the “Company” refer to New Motion, Inc., a Delaware corporation and its wholly-owned subsidiaries, including New Motion Mobile, Inc. and Traffix, Inc. (“Traffix”), also Delaware corporations.

A Note Concerning Presentation

This Annual Report on Form 10-K contains information concerning New Motion, Inc. as it pertains to the period covered by this report – for the two years ended December 31, 2008 and 2007. As a result of the acquisitions of Traffix, Inc., a Delaware corporation (“Traffix”), and Ringtone.com LLC (“Ringtone”), a Minnesota limited liability company, by New Motion, Inc. on February 4, 2008 and June 30, 2008 respectively, (explained herein), this Annual Report on Form 10-K also contains information concerning the combination of New Motion, Traffix and Ringtone, as of the date of this Annual Report.

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

New Motion Mobile, Inc. (our wholly-owned subsidiary) was formed in March 2005 and subsequently acquired the business of Ringtone Channel, an Australian aggregator of ringtones in June 2005. Ringtone Channel was originally incorporated on February 23, 2004. In 2004, Ringtone Channel began to sell ringtones internationally and then launched its first ringtone subscription service in the U.S. in February 2005. In August 2005, New Motion Mobile launched its first successful text message campaign incorporating music trivia. As of December 31, 2007, the Company’s Australian entity was dissolved.

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

In February 2007, we completed an exchange transaction (the “Exchange”) pursuant to which New Motion Mobile became our wholly-owned subsidiary. In connection with the Exchange, we raised gross proceeds of approximately $20 million in equity financing through the sale of our Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.

After receiving the requisite approval of our stockholders, on May 2, 2007, we filed a certificate of amendment to our restated certificate of incorporation with the Delaware Secretary of State to, among other things, change our corporate name to New Motion, Inc. from MPLC, Inc., and effect a 1-for-300 reverse split. In connection with these corporate actions, we also changed our ticker symbol to “NWMO.”

On February 4, 2008, we completed a merger with Traffix, Inc., a Delaware corporation.  Pursuant to the merger, Traffix became our wholly owned subsidiary. Traffix is a leading interactive media and marketing company that provides complete end-to-end marketing solutions for its clients who seek to increase sales and customer contact deploying the numerous facets of online marketing Traffix offers.  Following the consummation of our merger with Traffix, Traffix stockholders owned approximately 45% of our capital stock, on a fully-diluted basis.  Also upon the closing of our transaction with Traffix, we commenced trading on The NASDAQ Global Market under the symbol “NWMO.”

On June 30 2008, New Motion entered into an Asset Purchase Agreement  (“APA”) with Ringtone.com, LLC (“Ringtone”) and W3i Holdings LLC (“W3i”) pursuant to which the Company acquired certain assets from Ringtone.com, including but not limited to short codes, subscriber database, covenant not to compete , working capital, and certain domain names. In consideration for the assets and certain liabilities assumed, the Company at the closing paid to Ringtone.com approximately $7 million in cash. In addition, the Company delivered to Ringtone.com a convertible promissory note (the “Note”) in the aggregate principal amount of $1.75 million, which accrues interest at a rate of 10% per annum. As the effective conversion price was significantly greater than the fair value of the Company's stock at the commitment date, no value was assigned to the conversion feature upon issuance. The Note is payable on the earlier to occur of either (i) July 1, 2009, or (ii) 5 days after the Company gives written notice to Ringtone.com of its intent to prepay the Note (the “Maturity Date”).  The Note is optionally convertible by Ringtone.com on the Maturity Date into the Company’s common stock at a conversion price of $5.42 per share.  This payment of principal and interest on the Note is subject to certain recoupment provisions contained in the Note and APA.

On July 30, 2008, we entered into a Joint Venture Agreement to launch online and mobile marketing services and offer our mobile products in the Indian market. Under the agreement, we own 19% of the Joint Venture and are required to pay up to $325,000 in return for Compulsory Convertible Debentures which can be converted to common stock at any time, at our sole discretion. Amounts paid under the agreement as of December 31, 2008 were $125,000.

On October 30, 2008, we acquired a 36% minority interest in The Billing Resource, LLC (“TBR”). TBR provides alternative billing services to us and unrelated third parties. We contributed $2.2 million to TBR upon its formation and are committed to provide an additional $1.0 million of working capital to TBR to support its near-term growth.

On December 2, 2008, we entered into a Marketing Services and Content Agreement with Central Internet Corporation which operates the website www.shopit.com (Hereinafter referred to as “Shopit”).  Under the agreement, we are required to perform certain marketing and administrative services for Shopit and distribute proprietary and third party advertisements through Shopit.com and its social media advertising network. The agreement provides Shopit with a revenue share of all leads monetized by the Company. As part of the agreement, we are required to make periodic advance payments totaling $1.025 million through March 2009. The advances, which are secured under separate agreement, are recoverable on a dollar for dollar basis against future revenues. As of December 31, 2008, we had advanced $425,000 to Shopit pursuant to the terms of the agreement.

The Business of New Motion

New Motion, Inc., doing business as Atrinsic, is one of the leading digital advertising and marketing services company in the United States. Atrinsic is organized as a single segment with two principal offerings: (1) Transactional  services - offering full service online marketing and distribution services which are targeted and measurable online campaigns and programs for marketing partners, corporate advertisers, or their agencies, generating qualified customer leads, online responses and activities, or increased brand recognition, and (2) Subscription  services - offering our portfolio of proprietary subscription based content applications direct to consumers distributed on a mobile internet or PC internet billed in three ways: to a mobile phone number, landline phone number , or, a credit card.

Atrinsic brings together the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies, creating a fully integrated multi platform vehicle for the advanced generation of qualified leads monetized by the sale and distribution of subscription content, brand-based distribution and pay-for-performance advertising. Atrinsic’s service’s content is organized into four strategic content groups - digital music, casual games, interactive contests, and communities/lifestyles. The Atrinsic brands include GatorArcade, a premium online and mobile gaming site, Ringtone.com, a mobile music download service, and iMatchUp, one of the first integrated web-mobile dating services. Feature-rich Transactional advertising services include a mobile ad network, extensive search capabilities, email marketing, one of the largest and growing publisher networks, and proprietary subscription  content. Services are provided on a variety of pricing models including cost per action, fixed fee, or commission based arrangements.

Transactional Service - Full Service Online Marketing and Lead Generation

Our online marketing and distribution assets provide customers with a full range of marketing alternatives, which includes our wholly owned content network, affiliate marketing services, search engine marketing and optimization and list management – for both email and mobile mediums.

Proprietary Content Network: We own and operate a variety of Internet websites featuring specialized content across four principal content categories: interactive contests; casual games; communities and lifestyles; and digital music. Traffic is directed to these proprietary websites through advertisements on third-party Internet media (e.g., search engines, email and banner advertisements) and through cross-marketing within Atrinsic’s own network. Visitors to a content network website are ultimately directed to the valuable and unique content which they are registering for, but during this registration process, users are given the opportunity to sign-up or submit their contact information, for other offers and for various products and services.

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

Affiliate Marketing: Our affiliate marketing service comprises an online marketplace of more than 5,600 independent publishers who distribute internal and third party offers. The affiliate marketing group manages the online marketing mix for clients on a pay for performance basis via display advertisements and lead generation across a diverse set of industry verticals. This online marketplace allows publishers and advertisers to incorporate numerous unique and exclusive deals and customized promotions. We also provide affiliate partners with detailed tracking capabilities and significant multi-level customer support services.

Search Engine Marketing: We offer search engine marketing services, as well as search engine optimization, giving clients access to organic search engine results, which is one of the most popular mediums on which to advertise websites. We develop and manage search engine marketing campaigns for our third party advertising clients, as well as for our own proprietary websites, promotions and offers. Using proprietary technology, we build, manage and analyze the effectiveness of hundreds of thousands of pay per click keywords in real time across each of the major search engines, like Google, Yahoo and MSN. We also perform search engine optimization services, for which advertising clients are billed a monthly retainer fee.

List Management (Email and Mobile): Our list management services include targeted access to both email addresses and mobile phone numbers. Through online registrations, we capture email and cell phone addresses on free and paid for websites, which allows us to aggregate a large amount of email and mobile data. In addition to utilizing these lists for internal direct to consumer offers, we serve clients through our list management business. We rent and manage our proprietary, profiled databases. Programs can be implemented either through our numerous web properties, through email marketing, or to mobile phones. We, as a result of our regular operations, are constantly adding to our databases of unique mobile phone records and online registrations and cell phone submissions, in the process creating a substantial set of email and mobile lists that can be marketed to clients or utilized for internal marketing programs.

New Motion Subscription Based Services - Direct to Consumer Product

We have a diverse portfolio of products and sites promoted as “direct to consumer” and centered around four key areas: interactive contests; casual games; communities and lifestyles; and digital music. We are focused on selectively increasing our services portfolio with high-quality, innovative applications. This growing portfolio of mobile subscription and Internet media services is based primarily on internally generated content, augmented by licensed identifiable content, such as games, ringtones, wallpapers and images from third parties to whom we pay a licensing fee, generally on a per-download basis. The monthly end user subscription fees for our wireless subscription products and services generally range from $3.99 to $9.99.

Communities and Lifestyles Whether it is cooking, dating, or astrology, we build the spaces where relationships happen. Our communities are themed social networking destinations, designed to connect people to other people with similar interests. This category has users who self-select themselves in, so targeting is easy and advertiser return on investment is high.

Digital Music Everybody’s favorite tune has a home in Atrinsic’s digital music sector. One of the first formats to make the transition from web to phone, we started early on to gather one of the biggest music libraries in the digital space. All music is fully licensed and legal for download. Across this category, our products offer a selection of more than 35 genres and more than 30,000 songs. For our private label customers, our music library is customizable.

Casual Games Our casual gaming portfolio is expansive and growing, capturing most every demographic and interest area, and offering multiple marketing solutions. In addition to brand-building opportunities, our casual gaming destinations can deliver traffic to third-party sites through our search, data, email and publisher network. We also provide the option of flexible configurations and alternative packaging of the casual game portfolio in myriad combinations to suit the needs of publisher partners, to target niche markets, and, of course, to serve our own gaming audience.

Interactive Contests Our interactive contest and sweepstakes sites encourage an engaged, repeat audience ideal for both advertising programs and lead generation. As a result of the feature-rich relationship with participants, advertisers have many ways to reach out and touch subscribers and users, including through product placement through prize system and proprietary stores. The sites feature sweepstakes, games, loyalty programs, discount online stores, and extras like downloadable ringtones and wallpapers.

Our direct to consumer business, regardless of the product or service sold, is primarily a subscription based business. We frequently monitor a range of key metrics that have a direct impact on our ability to retain existing subscribers and our efficiency in acquiring new subscribers. Management regularly monitors the Long Term Value (“LTV”) of those subscribers taking into consideration cost per acquisition, churn rate of existing subscribers, churn rate of recurring subscribers, average revenue per user, billability of new subscribers, billability of existing subscribers and refund rates among others. Our ability to receive information on a daily, weekly, and monthly basis in order to calculate our operational metrics is critical to successfully running our business.

The Mobile Content Market

The wireless market has emerged as a result of the rapid growth and significant technological advancement in the wireless communications industry. Wireless carriers are delivering new handsets to new and existing subscribers which have the capability to download rich media content. Due to the increase in advanced mobile phones with the capabilities to handle rich media downloads, the potential market for mobile services will increase significantly in the coming years.

We believe that the growth in the wireless market has been positively influenced by a number of key factors and trends that we expect to continue in the near future, including:

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

•   Availability of Mobile Phones with Multimedia Capabilities. Annual mobile phone sales are expected to grow from 520 million units in 2003 to over one billion units in 2009, according to publicly available research conducted by Gartner Inc. In recent years, the mobile phone has evolved from a voice-only device to a personal data and voice communications device that enables access to wireless content and data services. Mobile phone manufacturers are competing for consumers by designing next-generation mobile phones with enhanced features including built-in digital cameras, color screens, music and data connectivity. Manufacturers are also embedding application environments such as BREW, Java, Symbian, iPhone and Android into mobile phones to enable multimedia applications, including gaming. We believe the availability of these next-generation mobile phones is driving demand for wireless subscription applications taking advantage of these advanced multimedia capabilities.  According to data released by NPD Group, 23% of all mobile phones sold in the United States in the 4th quarter of 2008, were Smartphones compared to 12% in the fourth quarter of 2007.

•   Off Portal Direct to Consumer Market Dynamics. Prior to November 2004, all U.S. carriers maintained a “walled garden” approach that prevented any direct to consumer off portal sites from succeeding, while in Europe and Asia, a large percentage of mobile subscription revenue came from off deck direct to consumer portals. Witnessing the huge success of direct to consumer portals in those geographies, specific U.S. carriers opened the walled garden in late 2004 and early 2005. By allowing premium SMS billing to direct-to-consumer off portal sites, the carriers opened up a potential multi-billion dollar industry opportunity.

•   Demand for Wireless Entertainment. Wireless carriers and other off-deck content providers are increasingly launching and promoting wireless subscription applications to differentiate their services and increase average revenue per user. The delivery of games, ringtones, images and other subscription content to subscribers enables wireless carriers to leverage both the increasing installed base of next-generation mobile phones and their investment in high-bandwidth wireless networks. Consumers are downloading and paying for wireless subscription content offered by the carriers and off-deck providers. According to eMarketer, the mobile content market is expected to grow from $1.5 billion in revenue in 2007 to $37.5 billion by 2010, representing a compound annual growth rate of 62%.

•   Growth in Our Core Market – North America. According to IDC, the wireless messaging market is forecast to grow from 54.6 billion messages in 2004 to 387.9 billion messages exchanged in 2009, and Juniper Research expects the North American user base to increase steadily with a compounded growth rate of around 28%, which is roughly twice that of Europe. Even though Asia and Europe are expected to remain the largest market for mobile entertainment, the North American market will represent the highest growth potential. According to Juniper Research, North America will represent a total of 12% of the mobile subscription industry in 2006 and growing to 19% in 2009.

Mobile Subscription and Internet Media Competitive Landscape

The development, distribution and sale of wireless subscription applications is a highly competitive business. In this market, we compete primarily on the basis of marketing acquisition costs, brand strength, and carrier and distribution breadth. We are also subject to intense competition in the online advertising and Internet media market. Within these markets, we compete on the basis of employing traditional direct marketing disciplines, such as continuously analyzing marketing results and measuring advertising cost effectiveness, and applying it to the online marketing world.

The wireless subscription and online marketing markets are highly competitive and characterized by frequent product introductions, evolving platforms and new technologies. As demand for these services continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market to customers. As a result, we expect competition to intensify.

The current and potential competition in the markets in which we operate includes major media companies, traditional publishing companies, wireless carriers, wireless software providers, Internet affiliate and network companies. Larger, more established companies are increasingly focused on developing and distributing products and services that directly compete with us.

Currently some of our competitors in the mobile subscription market are Buongiorno, Playphone, Dada Mobile, Acotel, Glu Mobile, Cellfish (Lagadere), Jamster (Fox), Hands on Mobile and Thumbplay.

In the online advertising and network market, competitors include Azoogle, Value Click, Miva, Kowabunga! (Think Partnership), Right Media, Aptimus, iCrossing, 360i, Omnicom, iProspect, Publicis(Formerly Digitas), and, Blue Lithium. We believe that our extensive experience in Internet marketing, our existing subscriber base and our range of products and services enable us to compete effectively against all current and potential new entrants.

Distribution Channels

We currently distribute the majority of our subscription products and services directly to consumers, or “offdeck,” which is independent of the carriers, primarily through the Internet. We bill and collect revenues for our products and services through third-party aggregators who are connected to the majority of U.S. wireless carriers and their customers. We have agreements through multiple aggregators who have direct access to U.S. carriers for billing. Our customers download products or subscribe to services on their mobile phones and are billed monthly through their wireless carrier. Both the carriers and the aggregators retain fees for their services before amounts are remitted to us. Our aggregator agreements are not exclusive and generally have a limited term of one or two years, with evergreen or automatic renewal provisions upon expiration of the initial term. The agreements generally do not obligate the carriers or aggregators to market or distribute any of our products and services. In addition, any party can terminate these agreements early and, in some instances, without cause.

We have agreements to distribute our subscription products in North America through a number of aggregators who have access to the majority of U.S. and Canadian based wireless carriers, whose networks serve approximately 215 million subscribers. These wireless carriers include Cingular / AT&T Wireless, Nextel, Sprint PCS, T-Mobile, Verizon Wireless and Alltel. In addition to agreements with aggregators, we also have an agreement in place with AT&T Wireless to distribute and bill for our products directly to subscribers on their network.

For the year ended December 31, 2008, we billed approximately 13% of our revenue through aggregation services provided by one Aggregator with no more than 8% billed through a second Aggregator. For the year ended December 31, 2007, we billed approximately 87 % of our revenue through aggregation services provided by one Aggregator with no more than 1% of our revenue billed through a second Aggregator.

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

Employees

As of December 31, 2008, New Motion has 206 employees and full-time consultants in the United States and Canada. We have never had a work stoppage and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Government Regulation

As a direct-to-consumer marketing company we are subject to a variety of Federal, State and Local laws and regulations designed to protect consumers that govern certain of our marketing practices. Also, since our products and services are accessible on mobile phones and the Internet, we are exposed to legal and regulatory developments affecting the Internet and telecommunications services in general.

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

Federal legislation was signed into law, effective January 1, 2004, substantially pre-empting existing and pending state email marketing legislation. The CAN-SPAM Act of 2003 (“CAN-SPAM”) requires that certain “opt-out” procedures, including, but not limited to, a functioning return e-mail address, be included in commercial e-mail marketing. CAN-SPAM prohibits the sending of e-mail containing false, deceptive or misleading subject lines, routing information, headers and/or return address information; however, CAN-SPAM does not permit consumers to file suit against e-mail marketers for violations of CAN-SPAM. We believe that this may benefit us, as individuals will be more limited in their ability to file frivolous suits against us. If any subsequent federal regulations are enacted, including, but not limited to, those implementing regulations promulgated by the FCC that limit our ability to market our products and services, such regulations could potentially have a material adverse impact in our future fiscal period net revenue growth, and, therefore, our profitability and cash flows could be adversely affected.

In contrast to CAN-SPAM, most state deceptive marketing statutes contain private rights of action. Such private right of action lawsuits may have an adverse impact in future fiscal period net revenue growth, as individuals may be more inclined to file frivolous state deceptive marketing suits against us.

In August 2004, under its rule-making authority, the FCC adopted rules prohibiting sending of unsolicited commercial e-mails to wireless phones and pagers. To assist in compliance with the rules, the FCC published on February 7, 2005 a list of mail domain names associated with wireless devices. Senders were given thirty (30) days to come into compliance. Thereafter, it became illegal to send unsolicited commercial e-mail to a domain address on the list unless the subscriber gave prior express authorization. The effect of these rules is to create a ‘double opt-in’ requirement for each sender of mail (advertiser and publisher). The practical consequence of these requirements on senders of commercial e-mail is that conducting compliant campaigns will necessitate the suppression of the domains listed in the FCC's list of wireless domains. Additionally, since domain suppression is now required as a practical matter by law, any campaigns that have domain suppression lists will have those lists included with the regular e-mail suppression lists. Our publishers will be required to suppress the domain lists associated with each campaign in the same manner that they already suppress the e-mail address lists. Although these regulations do not have a material adverse impact on our current operations, there can be no assurance that they will not have a material adverse impact on our future operations.

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

The states of Michigan and Utah have passed Child Protection Registry laws that bar the transmission of commercial e-mail to registered state residents under the age of eighteen (collectively, the “Statutes”). The Statutes contain provisions for fines and jail time for violators, and create a private right of action for aggrieved parties. Under the Statutes, state residents may register any e-mail address, fax number, wireless contact information or instant message identifier assigned to the account of a minor or one to which a minor has access. Unlike other e-mail marketing statutes, there are no opt-in or pre-existing business relationship exceptions. The Statutes provide that once an address of a state resident is on the registry for thirty (30) days, commercial emailers are prohibited from sending to that address anything containing an advertisement, or even a link to an advertisement, for a product or service that a minor is legally prohibited from accessing. Such products and/or services include, but are not limited to, alcohol, tobacco, gambling, firearms, automotive, financial, prescription drug and adult material. This prohibition remains in force even if the e-mail or other communication is otherwise solicited. The Free Speech Coalition, Inc. has brought an action that challenges certain aspects of the Utah Child Protection Registry law; no decision on this proceeding has yet been rendered. We await the results of this action. To the extent we market these types of products and/or services; we have blocked sending such e-mail to Michigan and Utah residents. State action was initiated in 2005 and early 2006 in the respective legislative bodies in the states of Illinois, Connecticut, Georgia, Hawaii, Iowa and Wisconsin in order to pursue the enactment of legislation similar to the Statutes that will create state-level e-mail registries for minors. None of the proposed legislation has been enacted as of yet. We await the results of the respective legislative processes associated with these proposed child email registry laws. Depending on the outcome, and to the extent we market these types of products and/or services, we may have to block sending such e-mail to Illinois, Connecticut, Georgia, Hawaii and/or Iowa.

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

Legislation has been passed in a number of states that are intended to regulate “spyware” and, to a limited extent, the use of “cookies.” Of particular significance is the Revised Utah Spyware Control Act (the “Utah Act”) that bars a person or company from using a context-based trigger mechanism to display an advertisement that partially or wholly covers paid advertising or other content on a website in a way that interferes with the user's ability to view the website. The Utah Act also requires purveyors of pop-up advertising to ask whether a user is a resident of the state of Utah before downloading spyware software onto the user's computer and further allows a trademark owner to sue any person or company who displays a pop-up advertisement in violation of a specific trademark protection which is set forth in the Utah Act. The State of Alaska has enacted similar legislation that bars the same means of delivering advertisements as the Utah Act, and requires similar verification of residency prior to downloading spyware or “adware” software onto the user's computer. In practice, we do not provide or use spyware in our marketing, but if more restrictive legislation is adopted, we may be required to develop new technology and/or methods to provide our services or discontinue services in some jurisdictions altogether. Additionally, there is a risk that state courts will broadly interpret the term spyware to include legitimate ad-serving software and/or cookie technology that we currently provide or use.

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

We have a limited operating history in an emerging market, which may make it difficult to evaluate our business.

Our wholly-owned subsidiary, New Motion Mobile, commenced offering subscription products and services directly to consumers in 2005.  In addition, our merger with Traffix, which is responsible for generating the majority of our Transactional revenues, was completed at the beginning of 2008.  Accordingly, we have a limited history of generating revenues, and our future revenue and income generating potential is uncertain and unproven based on our limited operating history. As a result of our short operating history, we have limited financial data that can be used to develop trends and other historical based evaluation methods to project and forecast our business. Any evaluation of our business and the potential prospects derived from such evaluation must be considered in light of our limited operating history and discounted accordingly. Evaluations of our current business model and our future prospects must address the risks and uncertainties encountered by companies in early stages of development, that possess limited operating history, and that are conducting business in new and emerging markets.

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

•	Execute our business and marketing strategies successfully.

If we are unable to address these risks, and respond accordingly, our operating results may not meet our publicly forecasted expectations, and/or the expectations as derived by our investors, which could cause the price of our common stock to decline.

Our business relies on wireless carriers and aggregators to facilitate billing and collections in connection with our subscription products sold and services rendered. The loss of, or a material change in, any of these relationships could materially and adversely affect our business, operating results and financial condition.

During the year ended December 31, 2008, we generated a significant portion of our revenues from the sale of our products and services directly to consumers which are billed through wireless aggregators and carriers. We expect that we will continue to bill a significant portion of our revenues through a limited number of aggregators for the foreseeable future, although these aggregators may vary from period to period. In a risk diversification and cost saving effort, we have established a direct billing relationship with a carrier that mitigates a portion of our revenue generation risk as it relates to aggregator dependence; conversely this risk is replaced with internal performance risk regarding our ability to successfully process billable messages directly with the carrier.

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

Many other factors exist that are outside of our control and could impair our carrier relationships, including:

•	a carrier’s decision to suspend delivery of our products and services to its customer base;
•	a carrier’s decision to offer its own competing subscription applications, products and services;
•	a carrier’s decision to offer similar subscription applications, products and services to its subscribers for price points less than our offered price points, or for free;
•	a network encountering technical problems that disrupt the delivery of, or billing for, our applications;

•
the potential for concentrations of credit risk embedded in the amounts receivable from the aggregator should any one, or group if aggregators encounter financial difficulties, directly or indirectly, as a result of the current period of slower economic growth currently affecting the United States; or

•	a carrier’s decision to increase the fees it charges to market and distribute our applications, thereby increasing its own revenue and decreasing our share of revenue.

If one or more of these wireless carriers decides to suspend the offering of off-deck applications, we may be unable to replace such revenue source with an acceptable alternative, within an acceptable time frame. This could cause us to lose the capability to derive revenue from those subscribers, which could materially harm our business, operating results and financial condition.

We depend on third-party internet and telecommunications providers, over whom we have no control, for the conduct of our subscription business and transactional business. Interruptions in or the discontinuance of the services provided by one of the providers could have an adverse effect on revenue; and securing alternate sources of these services could significantly increase expenses and cause significant interruption to both our transactional and subscription businesses.

We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, in conducting our business. These companies may not continue to provide services to us without disruptions in service, at the current cost or at all. The costs associated with any transition to a new service provider would be substantial, requiring the reengineering of computer systems and telecommunications infrastructure to accommodate a new service provider to allow for a rapid replacement and return to normal network operations. This process would be both expensive and time-consuming. In addition, failure of the Internet and related telecommunications providers to provide the data communications capacity in the time frame required by us could cause interruptions in the services we provide across all of our business activities. In addition to service interruptions arising from third-party service providers, unanticipated problems affecting our proprietary internal computer and telecommunications systems have the potential to occur in future fiscal periods, and could cause interruptions in the delivery of services, causing a loss of revenue and related gross margins, and the potential loss of customers, all of which could materially and adversely affect our business, results of operations and financial condition.

If advertising on the internet loses its appeal, our revenue could decline.

Companies doing business on the Internet must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising or digital marketing if they perceive the Internet to be trending towards a limited or ineffective marketing medium. Any shift in marketing budgets away from Internet advertising spending or digital marketing solutions, could directly, materially and adversely affect our transactional business, as well as our subscription business, with both having a materially negative impact on our results of operations and financial condition.

During 2008, all of our revenue was generated, directly or indirectly, through the Internet in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers' websites as well as confirmation and management of mobile services.  This business model may not continue to be effective in the future for the following reasons:

•	click and conversion rates may decline as the number of advertisements and ad formats on the Web increases, making it less likely that a user will click on our advertisement;
•	the installation of "filter" software programs by web users which prevent advertisements from appearing on their computer screens or in their email boxes may reduce click throughs;
•	companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts;
•	companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements;
•	companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives;
•	companies may not utilize online advertising due to concerns of "click-fraud", particularly related to search engine placements;

•	regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and
•	perceived lead quality.

If the number of companies who purchase online advertising from us does not continue to grow, we may experience difficulty in attracting publishers, and our revenue could decline.

Our revenue could decline if we fail to effectively monetize our content and our growth could be impeded if we fail to acquire or develop new content

Our success depends in part on our ability to effectively manage our existing content. The Web publishers and email list owners that list their unsold leads, data or offers with us are not bound by long-term contracts that ensure us a consistent supply of same. In addition, Web publishers or email list owners can change the amount of content they make available to us at any time. If a Web publisher or email list owner decides not to make content from its websites, newsletters or email lists available to us, we may not be able to replace this content with content from other Web publishers or email list owners that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This would result in lost revenue.

If we fail to compete effectively against other internet advertising companies, we could lose customers or advertising inventory and our revenue and results of operations could decline.

The Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products and services obsolete and unmarketable or require unanticipated technology or other investments. Our failure to adapt successfully to these changes could harm our business, results of operations and financial condition.

If we are unable to successfully keep pace with the rapid technological changes that may occur in the wireless communication, internet and e-commerce arenas, we could lose customers or advertising inventory and our revenue and results of operations could decline.

To remain competitive, we must continually monitor, enhance and improve the responsiveness, functionality and features of our services, offered both in our subscription and transactional activities. Wireless network and mobile phone technologies, the Internet and the online commerce industry in general are characterized by rapid innovation and technological change, changes in user and customer requirements and preferences, frequent new product and service introductions requiring new technologies to facilitate commercial delivery, as well as the emergence of new industry standards and practices that could render existing technologies, systems, business methods and/or our products and services obsolete or unmarketable in future fiscal periods. Our success in our business activities will depend, in part, on our ability to license or internally develop leading technologies that address the increasingly sophisticated and varied needs of prospective consumers, and respond to technological advances and emerging industry standards and practices on a timely-cost-effective basis. Website and other proprietary technology development entails significant technical and business risks, including the significant cost and time to complete development, the successful implementation of the application once developed, and time period for which the application will be useful prior to obsolescence. There can be no assurance that we will use internally developed or acquired new technologies effectively or adapt existing websites and operational systems to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adopt and implement new technologies on a timely basis in response to changing market conditions or customer requirements, our business, prospects, financial condition and results of operations could be materially adversely affected.

We could be subject to legal claims, government enforcement actions, and be held accountable for our or our customers' failure to comply with federal, state and foreign laws, regulations or policies, all of which could materially harm our business.

As a direct-to-consumer marketing company, we are subject to a variety of federal, state and local laws and regulations designed to protect consumers that govern certain of aspects of our business.  For instance, recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices.. Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability.

Our customers are also subject to various federal and state laws concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, the Federal CAN-SPAM Act of 2003, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our customers are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our customers use our technologies in a manner that is not in compliance with these laws or their own stated privacy policies, which would have an adverse impact on our operations.

Our success depends on our ability to continue forming relationships with other Internet and interactive media content, service and product providers.

The Internet includes an ever-increasing number of businesses that offer and market consumer products and services. These entities offer advertising space on their websites, as well as profit sharing arrangements for joint effort marketing programs. We expect that with the increasing number of entrants into the Internet commerce arena, advertising costs and joint effort marketing programs will become extremely competitive. This competitive environment might limit, or possibly prevent us from obtaining profit generating advertising or reduce our margins on such advertising, and reduce our ability to enter into joint marketing programs in the future. If we fail to continue establishing new, and maintain and expand existing, profitable advertising and joint marketing arrangements, we may suffer substantial adverse consequences to our financial condition and results of operations. Additionally, we, as a result of our acquisition of Traffix, now have a significant economic dependence on the major search engine companies that conduct business on the Internet; such search engine companies maintain ever changing rules regarding scoring and indexing their customers marketing search terms. If we cannot effectively monitor the ever changing scoring and indexing criteria, and affectively adjust our search term applications to conform to such scoring and indexing, we could suffer a material decline in our search term generated acquisitions, correspondingly reducing our ability to fulfill our clients marketing needs. This would have an adverse impact on our company’s revenues and profitability.

The demand for a portion of our transactional services may decline due to the proliferation of “spam” and the expanded commercial adoption of software designed to prevent its delivery.

Our business may be adversely affected by the proliferation of "spam" or unwanted internet solicitations. In response to the proliferation of spam, Internet Service Providers ("ISP's") have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as those delivered by us. We cannot assure you that the number of ISP's and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our transactional, as well as our subscription service activities. In the case that one or more of these technologies, or software applications, realize continued and/or widely increased adoption, demand for our services could decline in response.

We have no intention to pay dividends on our equity securities.

Our recently acquired subsidiary, Traffix, had paid dividend of $0.08 per share on its common stock for its last 18 fiscal quarters prior to the acquisition. It is our current and long-term intention that we will use all cash flows to fund operations and maintain excess cash requirements for the possibility of potential future acquisitions.  We may also use our cash to repurchase shares pursuant to our share repurchase program discussed elsewhere in this report. Future dividend declarations, if any, will result from our reversal of our current intentions, and would depend on our performance, the level of our then current and retained earnings and other pertinent factors relating to our financial position. Prior dividend declarations should not be considered as an indication for the potential for any future dividend declarations.

We face intense competition in the marketing of our subscription services and the products of our transaction based clients.

In both our subscription services and transaction services, we compete primarily on the basis of marketing acquisition cost, brand awareness, consumer penetration and carrier and distribution depth and breadth.  We consider our primary subscription business competitors to be Buongiorno, Playphone, Dada Mobile, Acotel, Glu Mobile, Cellfish (Lagadere), Jamster (Fox), Hands on Mobile and Thumbplay. In our transactional business, we consider Azoogle, Value Click, Miva, Kowabunga! (Think Partnership), Right Media, iCrossing, 360i, iProspect, Publicis (Formerly Digitas), Omnicom, Aptimus and Blue Lithium to be our primary competitors. In the future, likely competitors may include other major media companies, traditional video game publishers, wireless carriers, content aggregators, wireless software providers and other pure-play wireless subscription publishers, and Internet affiliate and network companies.

If we are not as successful as our competitors in executing on our strategy in targeting new markets, increasing customer penetration in existing markets, executing on marquee brand alignment, and/or effectively executing on business level accretive acquisition identification and successful closing and post acquisition integration, our sales could decline, our margins could be negatively impacted and we could lose market share, any and all of which could materially harm our business prospects, and potentially have a negative impact on our share price.

If we do not successfully execute our international strategy, our revenue, results of operations and the growth of our business could be harmed.

Our planned international expansion and the integration of international operations present unique challenges and risks to our company, and require management attention. Our foreign operations subject us to foreign currency exchange rate risks and we currently do not utilize hedging instruments to mitigate foreign currency exchange rate risks.

Our continued international expansion will subject us to additional foreign currency exchange rate risks and will require additional management attention and resources. We cannot assure you that we will be successful in our international expansion and operations efforts. Our international operations and expansion subject us to other inherent risks, including, but not limited to: the impact of recessions in economies outside of the United States; changes in and differences between regulatory requirements between countries; U.S. and foreign export restrictions, including export controls relating to encryption technologies; reduced protection for and enforcement of intellectual property rights in some countries; potentially adverse tax consequences; difficulties and costs of staffing and managing foreign operations; political and economic instability; tariffs and other trade barriers; and seasonal reductions in business activity.

Our failure to address these risks adequately could materially and adversely affect our business, revenue, results of operations and financial condition.

System failures could significantly disrupt our operations, which could cause us to lose customers or content.

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors' responses to advertisements, and, validate mobile subscriptions, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts, and natural disasters. We operate a data center in Canada and have a co-location agreement with a service provider to support our operations. Therefore, any of the above factors affecting any of these areas could substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

We are dependent on our key personnel for managing our business affairs. The loss of their services could materially and adversely affect the conduct and the continuation of our business.

We are and will be highly dependent upon the efforts of the members of our management team, particularly those of our Chief Executive Officer, Burton Katz, our President, Andrew Stollman, our Executive Vice President, Corporate Development, Raymond Musci and our Chief Financial Officer, Andrew Zaref. The loss of the services of Messrs. Katz, Stollman, Musci or Zaref may impede the execution of our business strategy and the achievement of our business objectives. We can give you no assurance that we will be able to attract and retain the qualified personnel necessary for the development of our business. Our failure to recruit key personnel or our failure to adequately train, motivate and supervise our existing or future personnel will adversely affect our operations.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees and harm our business.

We have historically used stock options as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of December 31, 2008, a majority of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

We have been named as a defendant in litigation, either directly, or indirectly, with the outcome of such litigation being unpredictable; a materially adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

As described below and as described under the heading "Legal Proceedings" in our periodic reports filed pursuant to the Securities Exchange Act of 1934, from time to time we are named as a defendant in litigation matters. The defense of these claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been a named party, whether directly or indirectly, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. A materially adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

In 2007, the Office of the Attorney General of the State of Florida commenced an investigation of the advertising and business practices of the third party wireless content industry including the Company and its acquired entities, namely Traffix, Inc. On February 12, 2009, the Company approached the Florida Attorney General to volunteer its compliance and cooperate with the ongoing investigation, and contribute to the remediation and educational initiatives of the Florida Attorney General.  In connection with this matter, at December 31, 2008 the Company estimates that total costs approximate $1.125 million which is included Accrued Expenses in the Consolidated Balance Sheet.

The Company is also named in two Class Action Lawsuits (in Florida and California) involving allegations concerning the Company's marketing practices associated with some of its services billed and delivered via wireless carriers. The Company is disputing the allegations and is vigorously defending itself in these matters. In one of these matters the Company has received a Summary Judgment on its Motion to Dismiss related to a number of the allegations made in the original complaint. The Company has accrued for the related costs in the amount of $275,000 in connection with these matters which are included in Accrued Expenses in the Consolidated Balance Sheet.

On February 2, 2009 the Company filed a complaint against Mobile Messenger PTY LTD and its subsidiary Mobile Messenger Americas, Inc. (“Mobile Messenger”) to recover monies owed the Company in connection with transaction activity incurred in the ordinary and normal course and also included declaritory relief concerning demands made by Mobile Messenger's for indemnification in Mobile Messenger's settlement in it’s Florida Class Action Matter which it settled in late 2008  (“Grey vs. Mobile Messenger”).  Mobile Messenger, a party also involved in the Florida Attorney General investigation described herein, brought upon the Company a cross complaint seeking injunctive relief, indemnification, damages exceeding $17 million, and recoupment of attorneys fees.  The Settlement in Gray vs. Mobile Messenger was represented by KamberEdelson, LLC, which now represents Mobile Messenger in the action against the Company on a contingency basis. The same firm represents the Plaintiffs in the Florida Class Action filed against the Company, as well as another plaintiff, an internet marketing company based in NY, in a commercial dispute over payments for marketing services and potential damages concerning that company's marketing practices. The Company disputes the allegations and intends to vigorously defend itself in these matters considering, among other things, the specific facts surrounding the underlying claims against the Company are without merit.  The Company will also seek to limit any participation in any settlement to recoup legal fees citing an apparent conflict of interest in that the attorney representing Mobile Messenger (Kamber Edelson, LLC,) whom is also representing numerous other parties taking action in the aforementioned and other related matters.

We recorded a significant amount of goodwill and other intangible assets in connection with our merger with Traffix and the acquisition of the assets of Ringtone.com, which may result in significant future charges against earnings if the goodwill and other intangible assets become impaired.

In accounting for the merger with Traffix and the acquisition of the assets of Ringtone.com, we allocated and recorded a large portion of the purchase price paid in the merger to goodwill and other intangible assets. Under SFAS No.142, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets, such as the charge that was taken in the fourth quarter of 2008, could materially adversely affect New Motion’s results of operations in future periods.

We may incur liabilities to tax authorities in excess of amounts that have been accrued which may adversely impact our results of operations and financial condition.

As more fully described in note 11 "Income Taxes" to our consolidated financial statements contained in this annual report on Form 10-K, we have recorded significant income tax liabilities. The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

We may be impacted by the affects of the current slowdown of the United States economy.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending.   Consumer spending recently has deteriorated significantly as a result of the current economic situation in the United States and may remain depressed, or be subject to further deterioration for the foreseeable future.  Purchases of our subscription based services as well as our transactional services tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of spending for our products and services, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers or maintain or increase our international operations on a profitable basis. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy, including the current recession in the United States.

The requirements of the Sarbanes-Oxley act, including section 404, are burdensome, and our failure to comply with them could have a material adverse affect on the company’s business and stock price.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. Our independent registered public accounting firm will need to annually attest to the Company’s evaluation, and issue their own opinion on the Company’s internal control over financial reporting beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009. The process of complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls over financial reporting that we will need, will become more complex, and significantly more resources will be required to ensure that our internal controls over financial reporting remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

New Motion’s corporate headquarters at December 31, 2008 were located at 469 7th Avenue, New York, NY.

The following table details the various properties leased and owned by us after our merger with Traffix.

Location	Leased/ Owned	Square Feet	Expiration
Dieppe, New Brunswick, Canada	Owned	17,000	N/A
469 7th Avenue, New York, NY	Leased	12,400	9/30/2018
1 Blue Hill Plaza, Pearl River, NY	Leased	14,220	11/15/2011
42 Corporate Park, Irvine, CA	Leased	12,466	1/31/2010

The space above is adequate for our current needs and suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations. Our owned property in Dieppe, Canada is not subject to a mortgage or any liens. Atrinsic’s telephone number is (212) 716-1977.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to certain legal proceedings and claims arising in connection with our business.  In the opinion of management, there are currently no claims that will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are not involved in any legal proceedings that require disclosure in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on The NASDAQ Global Market under the symbol “NWMO.” Prior to our acquisition of Traffix which occurred on February 4, 2008, our common stock was quoted on the Over-The-Counter Bulletin Board under the symbol NWMO, and prior to May, 2007, our common stock was quoted on the Over-The-Counter Bulletin Board under the symbol “MPNC.” The following table sets forth, for the periods indicated, the high and low sales prices (or high and low bid quotations with respect to the periods during which our common stock was traded on the Over-The-Counter Bulletin Board as determined from quotations on the Over-The-Counter Bulletin Board) for our common stock, as well as the total number of shares of common stock traded during the periods indicated.  With respect to the Over-The-Counter market quotations referenced above, such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations have been adjusted to reflect a 1-for-300 reverse stock split of our common stock which took effect on May 2, 2007.

			Average
			Daily
	High	Low	Volume
Year Ended December 31, 2008:
First Quarter	$14.00	$4.10	44,166
Second Quarter	$5.08	$3.92	82,617
Third Quarter	$4.30	$3.09	39,769
Fourth Quarter	$3.00	$1.06	42,630

Year Ended December 31, 2007:
First Quarter(1)	$114.00	$15.00	60
Second Quarter	$39.00	$4.00	3,720
Third Quarter	$18.00	$13.00	1,060
Fourth Quarter	$19.90	$10.00	740

 (1) On February 12, 2007, pursuant to the closing of an Exchange Transaction, New Motion (then called MPLC, Inc) acquired all of the outstanding voting securities of New Motion Mobile, Inc. (then called New Motion), which became MPLC’s wholly owned subsidiary.

As of March 12, 2009, there were approximately 146 record holders of common stock. As of March 12, 2009, the closing sales price of our common stock as reported on the NASDAQ Global Market was $1.19 per share. Our transfer agent is American Stock Transfer & Trust Company and their phone number is (718) 921-8275.

Dividend Policy

We do not anticipate paying any dividends on our common stock for the foreseeable future. We intend to retain our future earnings to re-invest in our ongoing business. The declaration of cash dividends in the future will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

During the 2008 fiscal year, other than as disclosed in our Quarterly Reports on Form 10-Q or on Form 8-K, as filed with the Securities and Exchange Commission, we did not sell unregistered securities.

Common Stock Repurchases

On April 8, 2008, the Company’s Board of Directors authorized management to repurchase up to $10 million of common stock through May 31, 2009. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, and other factors, including management’s discretion. Repurchases may be made through privately negotiated transactions or in the open market. The Board of Directors of the Company may modify, extend, or terminate the share repurchase program at any time, and there is no guarantee of the exact number of shares that will be repurchased under the program. Repurchases will be funded from available working capital, and subject to other limitations.

During the year ended December 31, 2008, we repurchased an aggregate of 1,908,926 shares of our common stock at a cost of $4.05 million, at an average of $2.12 per share.

Issuer Purchases of Equity Securities
	(a) Total Number Of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part Of Publicly announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans Or Programs
Beginning balance April 8 , 2008				$10,000,000

(April 8, 2008 to June 30, 2008)	232,300	$4.51	232,300	$8,953,282

(July 1, 2008 to September 30, 2008)	387,072	$3.96	387,072	$7,419,060

(October 1, 2008 to October 31, 2008)	248,100	$2.34	248,100	$6,838,506

(November 1, 2008 to November 30, 2008)	791,954	$0.63	791,954	$6,338,506

(December 1, 2008 to December 31, 2008)	249,500	$1.57	249,500	$5,946,791
Total	1,908,926		1,908,926

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain information regarding our results of operations and financial position and is qualified in its entirety by the Consolidated Financial Statements and notes thereto, which appear elsewhere herein.

(In thousands except per share data)	2008	2007
OPERATING RESULTS FOR YEAR ENDED DECEMBER 31:
Net Revenue	$113,884	$36,982
Operating and Corporate Costs, Excluding Depreciation and Amortization, Goodwill Impairment, Stock based compensation	109,042	40,015
Goodwill Impairment	114,783	-
Depreciation and Amortization	5,867	1,349
Stock based Compensation	1,282	1,117
Operating (Loss) Income	(117,090)	(5,499)
Net (Loss) Income	$(115,766)	$(4,149)

(Loss) Income Per Basic Share
Common stock	$(5.43)	$(0.37)
(Loss) Income Per Diluted Share
Common stock	$(5.43)	$(0.37)

BALANCE SHEET DATA AT DECEMBER 31:
(In thousands except per share data)	2008	2007
Cash and cash equivalents	20,410	1,112
Working Capital	23,683	14,041
Property and Equipment	3,525	860
Goodwill and Intangibles	23,583	599
Total Shareholders’ Equity (Deficit)	54,389	16,582

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion and analysis should be read together with the Consolidated Financial Statements of New Motion, Inc. and the “Notes to Consolidated Financial Statements” included elsewhere in this report.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of New Motion, Inc. for the fiscal years ended December 31, 2008 and 2007. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Executive Overview

New Motion, Inc., doing business as Atrinsic, is one of the leading digital advertising and marketing services company in the United States. Atrinsic is organized as a single segment with two principal offerings: (1) Transactional services - offering full service online marketing and distribution services which are targeted and measurable online campaigns and programs for marketing partners, corporate advertisers, or their agencies, generating qualified customer leads, online responses and activities, or increased brand recognition, and (2) Subscription  services - offering our portfolio of subscription  based content applications direct to users working with wireless carriers and other distributors.

Atrinsic brings together the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies, creating a fully integrated multi platform vehicle for the advanced generation of qualified leads monetized by the sale and distribution of subscription content, brand-based distribution and pay-for-performance advertising. Atrinsic’s service’s content is organized into four strategic content groups - digital music, casual games, interactive contests, and communities/lifestyles. The Atrinsic brands include GatorArcade, a premium online and mobile gaming site, Ringtone.com, a mobile music download service, and iMatchUp, one of the first integrated web-mobile dating services. Feature-rich Transactional advertising services include a mobile ad network, extensive search capabilities, email marketing, one of the largest and growing publisher networks, and proprietary subscription  content. Services are provided on a variety of pricing models including cost per action, fixed fee, or commission based arrangements.

New Motion, Inc. is operating under the trade name of Atrinsic and is in the process of formally changing its name. Our goal is to optimize revenues from each of our qualified leads, regardless of the nature of the services we provide to such parties. Over an extended period of time our ability to generate incremental revenues relies on our ability to increase the size and scope of our media, our ability to target campaigns, and our ability to convert qualified leads into appropriate revenue generating opportunities.

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

There are a variety of factors that influence our revenues on a periodic basis including but not limited to: (1) economic conditions and the relative strengths and weakness of the U.S. economy; (2) client spending patterns and their overall demand for our service offerings; (3) increases or decreases in our portfolio of service offerings; and (4) competitive and alternative programs and advertising mediums.

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

The principal components of operating expenses are labor, media and media related expenses (including affiliate compensation, content development and licensing fees), marketing and promotional expenses (including sales commissions and customer acquisition and retention expenses) and corporate general and administrative expenses. We consider our operating cost structure to be predominantly variable in nature over a short time horizon, and as a result, we are immediately able to make modifications to our cost structure to what we believe to be increases or decreases in revenue and market trends. This factor is important in monitoring our performance in periods when revenues are increasing or decreasing. In periods where revenues are increasing as a result of improved market conditions, we will make every effort to best utilize existing resources, but there can be no guarantee that we will be able to increase revenues without incurring additional marketing or operating costs and expenses. Conversely, in a period of declining market conditions we are immediately able to reduce certain operating expenses and preserve operating income. Furthermore, if we perceive a decline in market conditions to be temporary, we may choose to maintain or increase operating expenses for the future maximization of operating results.

STRATEGIC INITIATIVES

Our business strategy involves increasing our overall scale and profitability by offering a large number of diversified products through a unique distribution network in the most cost effective manner possible. To achieve this goal, we are pursuing the following objectives.

Achieve Cross Media Benefits. One of our strategic objectives is to leverage the cross media benefit derived primarily from the combination of New Motion and Traffix which was consummated on February 4, 2008. Our premium-billed subscriptions allow us to integrate and to leverage online and mobile distribution channels to deliver compelling media and entertainment. The advantage of the fixed Internet is that from a marketing expense standpoint, the cost of customer acquisitions is generally determinable. In addition, the Internet is full of free content that is advertisement supported. The Internet also allows for the delivery of rich media over broadband. The advantage of mobile media is that it already has a well established customer activation and customer retention capability and is accessible and portable for those using it to access content. Our cross media strategy seamlessly enables our subscriber to realize true convergence. Atrinsic enables subscribers to interact with our content at work, at home or on a remote basis.

Vertically Integrate and Expand Distribution Channels. We own a large library of wholly owned content, proprietary premium billed services, and our own media and distribution. By allocating a large proportion of the qualified leads acquired by our subscription properties to our owned marketing and distribution networks, we expect to generate cost savings through the elimination of third-party margins. These cost savings are expected to result in lower customer acquisition costs throughout our business. We also expect to continue to enhance our distribution channels by expanding existing channels to market and sell our products and services online and explore alternative marketing mediums. We also expect, with limited modification, to market and sell our existing online-only content directly to wireless customers. Finally, we expect to continue to drive a portion of our consumer traffic directly to our proprietary products and services without the use of third-party media outlets and media publishers.

Multiple Revenue Streams and Advertiser Network. Our merger with Traffix has allowed for a reduction in customer concentration and more diversification of the combined company’s revenue streams. We will continue to generate recurring revenue streams from a subscription -based model, which is targeted at end user mobile subscribers. We will also have the traditional revenue streams inherent in our online performance-based model, which is targeted to publishers and advertisers. Further revenue diversification is expected to result from our larger distribution reach, and our ability to generate ad revenue across the combined company’s portfolio of web properties.

Publish High-Quality, Branded Subscription Content. We believe that publishing a diversified portfolio of the highest quality, most innovative applications is critical to our business. We intend to continue to develop innovative and sought-after content and intend to continue to devote significant resources to the development of high-quality, innovative products, services and Internet storefronts. The U.S. consumer’s propensity to use the fixed Internet to acquire, redeem and use mobile subscription products is unique. In this regard, we aim to provide complementary services between these two high-growth media channels. We also expect to continue to create Atrinsic-branded applications, products and services, which typically generate higher margins. In order to enhance the Atrinsic brand, and our product brands, we plan to continue building brands through product and service quality, subscriber, customer and carrier support, advertising campaigns, public relations and other marketing efforts.

Results of Operations for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Revenues presented by type of activity are as follows for the year ended December 31:

	For the Year December 31		Change Inc.(Dec.)	Change Inc.(Dec.)
	2008	2007	$	%

Subscription	$44,196	$36,982	$7,214	20%
Transactional	$69,688	$-	$69,688	100%

Total Revenues (1)	$113,884	$36,982	$76,902	208%

(1)
As described above, the Company currently aggregates revenues based on the type of user activity monetized. The company’s objective is to optimize total revenues from the user experiences. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Subscription and Transactional Services.

Revenues increased approximately by $76.9 million, or 208%, to $113.9 million for the year ended December 31, 2008, compared to $37.0 million for the year ended December 31, 2007. Subscription based revenue increased by approximately $7.2 million, or 20%, to $44.2 million for the year ended December 31, 2008, compared to $37.0 million for the year ended December 31, 2007. The increase in subscription service revenue was principally attributable to an increase in the average number of billable subscribers added during the period and our purchase of Ringtone.com, coupled with our efforts to improve subscriber retention. Although we ended 2008 with approximately 501,000 subscribers as compared to approximately 840,000 subscribers at the end of 2007, during 2008 the average number of monthly billable subscribers was higher than in 2007 and the number of subscribers increased disproportionally at the end of 2007. The number of subscribers is largely, but not precisely, correlated to the periodic reported revenues as a result of inter-period volatility and the circumstance that subscribers are billed on a monthly basis.

Transactional revenues increased by $69.7 million or 100% in 2008. The increase is attributable to the service offerings acquired in connection with our acquisition of Traffix, Inc which took place in February 4, 2008.

Operating Expenses

	For the Year December 31,		Change Inc.(Dec.)	Change Inc.(Dec.)
	2008	2007	$	%

Operating Expenses
Cost of Media – 3rd party	$74,541	$29,054	45,487	157%
Product and distribution	9,749	3,149	6,600	210%
Selling and marketing	9,974	1,521	8,453	556%
General and administrative and other operating	16,060	7,408	8,652	117%
Depreciation and Amortization	5,867	1,349	4,518	335%
Impairment of goodwill	114,783	-	114,783	100%

Total Operating Expenses	$230,974	$42,481	$188,493	444%

Cost of Media

Cost of Media increased by $45.5 million to $74.5 million in 2008 from $29 million in 2007. For 2008, Cost of Media – 3rd party includes media purchased for monetization of both transactional and subscription revenues. The increase was principally attributed to the media necessary to source the revenue acquired with the acquisition of Traffix, Inc. which took place February 4, 2008.

Product and Distribution

Product and distribution increased by $6.6 million to $9.7 million for the year ended December 31, 2008 compared to $3.1 million for the year ended December 31, 2007. The increase was principally attributed to the acquisition of Traffix, Inc. which took place February 4, 2008. Product and distribution expenses are costs necessary to develop and maintain proprietary content, support and maintain our websites and user data, technology platforms which drives both transactional and subscription based revenue. Included in product and distribution cost is stock compensation expense of $6,593 and $288,443 for 2008 and 2007 respectively.

Selling and marketing

Selling and marketing expense increased by $8.4 million to $9.9 million in 2008 as compared to $1.5 million for the year ended December 31, 2007. The increase is primarily due to an increase in fixed and variable labor, principally attributed to the acquisition of Traffix, Inc. which took place February 4, 2008. In addition, the company incurred approximately $2.2 million of bad debt expense in 2008 and none in 2007.

General, Administrative and Other Operating

General and administrative expenses increased by approximately $8.7 million to $16.1 million for the year ended December 31, 2008 compared to $7.4 million for the year ended December, 31, 2007. The increase is primarily due to an increase in labor and related costs necessary to support core operations, professional and consulting fees, facilities and related costs principally attributable to the growth the company experienced as of result of the acquisition of Traffix, Inc. Management has taken action to achieve approximately $4.0 million of efficiencies resulting from the acquisition of Traffix, however the Company continues to make appropriate and modest investments in labor, facilities, technology infrastructure, and utilization of third party professional service providers to support its continued growth, business development and corporate governance initiatives. Included in general and administrative expense is stock compensation expense of $1.3 million and $828,045 for 2008 and 2007 respectively.

Depreciation and amortization

Depreciation and amortization expense increased $4.5 million to $5.9 million for the year ended December 31, 2008 compared to $1.3 million for the year ended December 31, 2007 principally as the result of the amortization of intangible assets and depreciation of fixed assets acquired in connection with the acquisition of the Traffix, Inc. and Ringtone.com.

Impairment of Goodwill

In connection with its annual goodwill impairment testing for the year ended December 31, 2008, the Company determined there was impairment and recorded a non-cash charge of $114.8 million. The goodwill impairment, the majority of which is not deductible for income tax purposes, is primarily due to our declining market price and reduced valuation multiples. Such negative factors are reflected in our stock price and market capitalization.

Income (Loss) from Operations

Operating loss increased to approximately $117.0 million for the year ended December 31, 2008, compared to an operating loss of $5.5 million for the year ended December 31, 2007. This increase was principally attributable to the $114.8 million charge for the impairment of goodwill taken during the fourth quarter of 2008. Excluding the charge for impairment, the operating loss for the year ended December 31, 2008 decreased $3.2 million to ($2.3) million compared to an operating loss of ($5.5) million for the year ended December 31, 2007. Management has taken action to gain approximately $4.0 million of efficiencies resulting from the acquisition of Traffix, however the Company continues to make appropriate and modest investments in labor, facilities, technology infrastructure, and utilization of 3rd party professional service providers to support its continued growth, business development and corporate governance initiatives.

Interest income and dividends

Interest and dividend income increased $284,000 to $748,000 for the year ended December 31, 2008, compared to $464,000 for the year ended December 31, 2007. The increase is primarily due to interest income earned on higher cash balances maintained throughout 2008, offset by lower rates, and interest and dividends earned on marketable securities.

Interest expense

Interest expense increased $125,000 to $147,000 for the year ended December 31, 2008, compared to $22,000 for the year ended December 31, 2007. The increase is primarily attributable to interest expense of $90,000 on the note payable associated with the purchase of the assets of Ringtone .com.

Other Income (Expense)

Other expense increased $141,000 to $153,000 for the year ended December 31, 2008, compared to $12,000 for the year ended December 31, 2007. The increase is primarily attributable to loss on the sale of marketable securities of $174,000.

Income Taxes

Income tax benefit for the year ended December 31, 2008 was $852,000 and reflects an effective tax rate of 0.73%, which was computed taking into consideration the non-deductible impairment charge noted above, the effects of the merger with Traffix, Inc. which occurred on February 4, 2008,  and includes the result of changes in the weighted average statutory rate attributable to the addition of certain local jurisdictions resulting from the merger, and certain adjustments realized in connection with the finalization of tax returns.

Minority interest

Minority interest represents the income allocable to the non-controlling interests and net income attributable to the shareholders of the Company for its interest in MECC. Minority interest for the year ended December 31, 2008 was $24,000 compared to ($283,000) for the year ended December 31, 2007.

Net Loss

Net loss increased by $111.6 million to $115.8 million for the year ended December 31, 2008 as compared to a net loss of $4.1 million for the year ended December 31, 2007. The increase is as described above.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which may include share repurchases, business combinations, capital expenditures, principal and interest payments on its outstanding and future indebtedness, and working capital requirements. Funding requirements have been financed through business combinations, cash flow from operations, issuance of preferred stock, option exercises and issuance of long-term debt. As of December 31, 2008, the Company had cash and cash equivalents of approximately $20.4 million, marketable securities of approximately $4.2 million (including Auction Rated Securities of $4.0 million that was redeemed and converted to cash at par plus interest in January 2009) and a working capital balance of approximately $23.7 million. The Company generated approximately $4.4 million from operations for the year ended December 31, 2008 and expects to generate cash flows from operating activities prospectively, which, contingent on prospective operating performance, may require reductions in discretionary variable costs and other realignments to permanently reduce fixed operating costs.

In conjunction with the Company’s objective of enhancing shareholder value, the Company’s Board of Directors authorized a share repurchase program. Under this share repurchase program, the Company purchased 1,908,926 shares of the Company’s common stock for an aggregate price of approximately $4.05 million during the Fiscal 2008.

The Company believes that its existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund minimum working capital and capital expenditure needs for at least the next twelve months. The extent of the Company’s future capital requirements will depend on many factors, including its results of operations. If the Company’s cash flows from operations is less than anticipated or its working capital requirements or capital expenditures are greater than expectations, or if the Company expands its business by acquiring or investing in additional products or technologies, it may need to secure additional debt or equity financing. The Company is continually evaluating various financing strategies to be used to expand its business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms, it at all. The potential inability to obtain additional debt or equity financing, if required, could have a material adverse effect on the Company’s operations.

In connection with its investments as further described in footnote 14, the Company is obligated to fund investments totaling approximately $1.6 million in 2009. Furthermore, management anticipates the risk adjusted return is sufficiently in excess of the contributed capital obligations, as of this date.  There is however, no guarantee of the anticipated returns. In addition, management has taken considerable actions to secure its interest in achieving such a return.

Significant Estimates and Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of all majority and wholly-owned subsidiaries and significant intercompany balances and transactions have been eliminated.

The equity method is used to account for investments in entities in which we have an ownership of less than 50% and have significant influence over the operating and financial policies of the affiliate. For investments in entities for which the company has a less than 50 percent ownership interest, but has certain participatory rights, the investee is consolidated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts and the associated allowances for returns and chargebacks, useful lives of property, plant and equipment and intangible assets, fair value of stock options granted, forfeiture rate of equity based compensation grants, probable losses associated with pre-acquisition contingencies, income taxes and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates. Macroeconomic conditions may directly, or indirectly through our business partners and vendors, impact our financial performance and available resources. Such conditions may, in turn, impact the aforementioned estimates and assumptions.

 Accounts Receivable and Related Allowances

The Company maintains allowances for doubtful accounts for estimated losses which may result from the inability of its customers to make required payments. The Company bases its allowances on the likelihood of recoverability of accounts receivable by customer, based on past experience, the age of the accounts receivable balance, the credit quality of the Company’s customers, and, taking into account current collection trends. If specific customer circumstances change or industry trends worsen beyond the Company’s estimates, the Company would be required to increase its allowances for doubtful accounts. Alternatively, if trends improve beyond the Company’s estimates, the Company would be required to decrease its allowance for doubtful accounts. The Company’s estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Changes in the Company’s bad debt experience can materially affect its results of operations.

The Company also makes estimates for refunds, chargebacks or credits, and provides for these probable uncollectible amounts through a deferral and reduction of recorded revenues in the period for which the sale occurs based on analyses of previous rates and trends.

Due to the payment terms of the carriers requiring in excess of 60 days from the date of billing or sale, at its sole discretion, the Company can elect to use trade discounts in order to facilitate quicker payment. This discount or fee allows for payments of approximately 80% of the prior month’s billings 15 to 20 days after the end of the month. The Company records revenue net of that fee, if incurred, which is 3.5% to 5% of the associated revenue.

Goodwill and Intangible Assets

            Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather it is evaluated at least on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value. If the fair value of an indefinite lived intangible is less than its carrying amount, an impairment loss is recorded. Fair value is determined based on discounted cash flows, market multiples or appraised values as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

The Company has determined that there was an impairment of goodwill as a result of completing its annual impairment analysis as of December 31, 2008. In performing the related valuation analysis the company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The results of this review and impact of the impairment are more fully described in Note 6 - “Goodwill and Intangible Assets”.

Intangible assets subject to amortization primarily consist of customer lists, trade names and trademarks, and restrictive covenants that were acquired.  The intangible asset values assigned to the identified assets for each acquisition were generally determined based upon the expected discounted aggregate cash flows to be derived over the estimated useful life. The method of amortizing the intangible asset values reflects, based upon the Company’s historical experience, an accelerated rate of attrition in the subscriber database based over the expected life of the underlying subscriber database after considering turnover.  Accordingly, the Company amortizes the value assigned to subscriber database based on the actual depletion of the acquired subscriber database. The Company reviews the recoverability of its finite-lived intangible assets for recoverability whenever events or circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparison to associated undiscounted cash flows.

Stock-Based Compensation

The Company records stock based compensation in accordance with Financial Accounting Standard Board Statement of Financial Accounting Standards No. 123 (revised 2004). In estimating the grant date fair value at stock option awards, we use certain assumptions and estimates to derive fair value, such as expected term, rate of risk free returns and volatility. If different assumptions and estimates were used, the amounts charged to compensation expense would be different.

Revenue Recognition

The Company monetizes a portion of its user activities through subscription based sources by providing on-going monthly access to and usage of premium products and services.  In general, customers are billed at standard rates, at the beginning of the month, and revenues are recognized upon receipt of information confirming an arrangement. The Company estimates a provision for refunds and credits which is recorded as a reduction to revenues. In determining the estimate for refunds and credits, the Company relies upon historical data, contract information and other factors. The estimated provision for refunds can vary from actual results.

The Company effectuates this type of revenues through a carrier or distributors who are paid a transaction fee for their services.  In accordance with Emerging Issues Task Force (“EITF” No 99-19) “Reporting Revenues Gross as Principal Versus Net as an Agent”, the Company recognizes as revenues the net amount received from the carrier or distributor, net of their fee.  Revenues are deferred if the probability of collection is not reasonably assured.

The Company monetizes a portion of its user activities through transactional based services generated primarily from (a) fees earned, primarily on a CPC basis, from search syndication services; (b) commission fees earned for the Company's search engine marketing ("SEM") services; (c) commission fees earned from marketing service arrangements associated with our affiliate marketing partners; and (d) other fees for marketing services including data and list management services, which can be either periodic or transactional. Commission fee revenue is recognized in the period that the Company's advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks or as a result of the Company's SEM services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. All transaction services revenues are recognized on a gross basis in accordance with the provisions of EITF 99-19, due to the fact that the Company is the primary obligor to its customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of 3rd part Media Cost.

Income Taxes

The Company uses the asset and liability method of financial accounting and reporting for income taxes required by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Under SFAS 109, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” which resulted in no material adjustment in the liability for unrecognized tax benefits. The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.

The Company and its subsidiaries file income tax returns in the U.S and Canada. The Company is subject to U.S., Australian (prior years filing) and Canadian federal and state examinations. The statute of limitations for 2007 and 2008 in all jurisdictions remains open and are subject to examination by tax authorities.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

The following table shows the Company’s future commitments for future minimum lease payments required under operating leases that have remaining non cancellable lease terms in excess of one year, future commitments under investment and marketing agreements, future commitments under employment agreements, and note and interest payable as of December 31, 2008:

	Operating Leases	Employment Agreements	Investments & Marketing Advances	Note and Interest payable	Total Obligations
2009	$1,502	$1,333	$1,570	$1,925	$6,330
2010	1,246	1,250	-	-	$2,496
2011	1,184	271	-	-	$1,455
2012 and thereafter	5,912	-	-	-	$5,912
	$9,844	$2,854	$1,570	$1,925	$16,193

In certain situations, the Company does have minimum fee obligations assuming the counterparty performs the required level of services. We feel that the level of business activity under normal and ordinary circumstances exceeds the minimum thresholds. Therefore, the amounts are not included in the table above.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 03-6-1 on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement is effective November 15, 2008. The Company will adopt SFAS 162 as required, and its adoption is not expected to have an impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, “Determining the Useful Life of Intangible Assets” FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which we refer to as SFAS No. 160. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company will adopt SFAS No. 160 in our fiscal year ending December 31, 2009. However, the Company is currently evaluating the impact of SFAS No. 160 may have its consolidated financial statements.

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of SFAS No. 157,” which defers the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP delayed the implementation of SFAS 157 for the Company’s accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or market until January 1, 2009.

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. The Company elected not to adopt the provisions of SFAS 159 for its financial instruments that are not required to be measured at fair value.

Acquisitions

On February 4, 2008, New Motion completed its merger with Traffix, Inc. (“Traffix”); a performance based online marketing company, pursuant to a merger agreement entered into by the companies on September 26, 2007. As a result of the closing of the transaction, Traffix became a wholly owned subsidiary of New Motion. Immediately following the consummation of the merger, Traffix stockholders owned approximately 45% of the capital stock of New Motion, on a fully-diluted basis. Each issued and outstanding share of Traffix common stock was converted into the right to receive approximately 0.676 shares of New Motion common stock based on the capitalization of both companies on the closing date of the merger. Effective the date of the close of the merger, New Motion commenced trading on The NASDAQ Global Market under the symbol “NWMO.”

On June 30, 2008, New Motion entered into an Asset Purchase Agreement with Ringtone.com, LLC, a Minnesota limited liability company and W3i Holdings LLC, a Minnesota limited liability company and the sole member of Ringtone.com. In consideration for the assets, the Company at the closing paid to Ringtone.com $7 million in cash. In addition, the Company delivered to Ringtone.com a convertible promissory note (the “Note”) in the aggregate principal amount of $1.75 million, which accrues interest at a rate of 10% per annum (provided that from and after an event of default, the Note will bear interest at a rate of 15% per annum).

See Note 4 to the consolidated financial statements for a more detailed description of the Traffix and Ringtone.com acquisitions.

Pro Forma Financial Data

As more fully described in Note 4 to the consolidated financial statements, New Motion acquired all of the outstanding common shares of Traffix in accordance with the merger agreement as well as certain assets and liabilities of Ringtone.com, LLC in accordance with the asset purchase agreement. The following unaudited pro forma results of operations are based on the historical statements of operations of New Motion,  Traffix and Ringtone.com, LLC, after giving effect to the acquisition of Traffix by New Motion, using the purchase method of accounting and applying the assumptions and adjustments described in the related discussion below.

The pro forma combined statement of operations for the year ended December 31, 2008 is presented as if the acquisitions of Traffix and Ringtone.com had occurred on January 1, 2008. You should read this information in conjunction with the accompanying notes to the consolidated financial statements included herewith.

The pro forma information presented is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisitions had been completed on the dates indicated, nor is it indicative of future operating results or financial position.

Financial statements of New Motion issued after the acquisitions reflects only the operations of Traffix and Ringtone.com after the acquisitions and have not been restated retroactively to reflect the historical financial position or results of operations of Traffix and Ringtone.com.

Traffix and Ringtone results of operations are derived from the unaudited management accounts of Traffix and Ringtone for the period from January 1, 2008 to February 3, 2008 and the period from January 1, 2008 to June 30, 2008, respectively.

UNAUDITED PRO FORMA RESULTS OF OPERATIONS
For The Year Ended December 31, 2008
(Dollars in thousands, except per share data)

	New Motion	Traffix	Acquisition Adjustments		Total Traffix	Ringtone	Acquisition Adjustments		Total Ringtone	Combined Pro Forma

Net revenue-Subscription	$44,196					$7,278	$(310	)(g)	$6,968	$51,164
Net revenue-Transactional	69,688	10,637	(3,068	)(a)	7,569		-		-	77,257
TOTAL REVENUE	113,884	10,637	(3,068)		7,569	7,278	(310)		6,968	128,421

EXPENSES
Cost of revenues-third party	74,541	7,441	(310	)(b)	7,131	5,675	(1,107	)(h)	4,568	86,240
Product and distribution	9,749		-		-		-		-	9,749
Selling and marketing	9,974	266	(1,961	)(c)	(1,695)		-		-	8,279
General and administrative	16,060	1,596	(560	)(d)	1,036	669	-		669	17,765
Depreciation and amortization	5,867	96	275	(e)	371	54	14	(e)	68	6,306
Impairment of goodwill	114,783	-	-		-	-	-		-	114,783
	230,974	9,399	(2,556)		6,843	6,398	(1,093)		5,305	243,122
(LOSS) FROM OPERATIONS	(117,090)	1,238	(512)		726	880	783		1,663	(114,701)

OTHER EXPENSE (INCOME)

Interest income and dividends	(748)		-		-	-	-		-	(748)
Interest expense	147		-		-	-	-		-	147
Other income/expenses	153		28		28	-	-		-	181
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	$(116,642)	$1,238	$(540)		$698	$880	$783		$1,663	$(114,281)

INCOME TAXES	(852)	551	(551	)(f)	-	-	-		-	(852)
										-
(LOSS) INCOME BEFORE MINORITY INTEREST	(115,790)	687	11		698	880	783		1,663	(113,429)

MINORITY INTEREST, NET OF PROVISION FOR INCOME	(24)		-		-	-	-		-	(24)
										-
NET INCOME	$(115,766)	$687	$11		$698	$880	$783		$1,663	$(113,405)

Pro Forma Adjustments

The following pro forma adjustments are included in the unaudited pro forma consolidated statement of operations:

(a) Adjustments to sales:

To eliminate Traffix sales made to New Motion	$(1,961)

To eliminate Traffix sales made to Ringtone	$(1,107)

(b) Adjustments to cost of revenue-third party:

To eliminate Traffix expense paid to Ringtone	$(310)

(c) Adjustments to sales and marketing:

To eliminate New Motion expense paid to Traffix	$(1,961)

(d) Adjustments to general and administrative:

To adjust for various acquisition cost related to the merger of Traffix	$(560)

(e) Adjustments to depreciation and amortization:

To record additional amortization related to intangibles recorded in	$14
purchase accounting to reflect such amounts from January 1, 2008 to the respective date of acquisition.	$275

(f) Adjustments to income taxes:

To eliminate Traffix tax expense which is now reflected in New Motion	$(551)

(g) Adjustments to sales:

To eliminate Ringtone sales made to Traffix	$(310)

(h) Adjustments to cost of revenue-third party:

To eliminate Ringtone expense paid to Traffix	$(1,107)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
New Motion, Inc.:

We have audited the accompanying consolidated balance sheet of New Motion, Inc. and subsidiaries as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, comprehensive loss, and cash flows for the year ended December 31, 2008.  These consolidated financial statements are the responsibility of the New Motion, Inc.’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Motion, Inc. and subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for the year then ended  in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of New Motion, Inc.

We have audited the accompanying consolidated balance sheet of New Motion, Inc. and consolidated variable interest entity as of December 31, 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Motion, Inc. and consolidated variable interest entity as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Windes & McClaughry

Windes & McClaughry Accountancy Corporation

Irvine, California

March 26, 2008

NEW MOTION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Years Ended December 31,
(Dollars in thousands, except per share data)
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$20,410	$1,112
Marketable securities	4,245	9,338
Accounts receivable, net of allowance for doubtful accounts of $2,938 and $565	16,790	8,389
Income tax receivable	2,666	-
Prepaid expenses and other current assets	3,686	2,278

Total Currents Assets	47,797	21,117

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,435 and $294	3,525	860
GOODWILL	11,075	-
INTANGIBLES ASSETS, net of accumulated amortization of $5,683 and $941	12,508	599
INVESTMENTS AND OTHER ADVANCES	2,519	-
DEPOSITS AND OTHER ASSETS	1,339	1,387

TOTAL ASSETS	$78,763	$23,963

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$7,194	$3,257
Accrued expenses	12,340	3,720
Short-term note payable	1,858	-
Merger related accrual	1,601	-
Deferred revenue	152	-
Other current liabilities	969	99
Total Current Liabilities	24,114	7,076
Long Term note payable	-	22

MINORITY INTERESTS	260	283

COMMITMENTS AND CONTINGENCIES (See Note 14)	-	-

STOCKHOLDERS' EQUITY

Common stock - par value $.01, 100,000,000 authorized, 22,992,280 and 12,021,184 shares issued at 2008 and 2007, respectively; and, 21,083,354 and 12,021,184 shares outstanding at 2008 and 2007, respectively.	230	120
Additional paid-in capital	177,347	19,583
Accumulated other comprehensive loss	(286)	(38)
Common stock, held in treasury, at cost, 1,908,926 shares	(4,053)	-
Accumulated deficit	(118,849)	(3,083)
Total Stockholders' Equity	54,389	16,582

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,763	$23,963

The accompanying notes are an integral part of these consolidated statements.

NEW MOTION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(Dollars in thousands, except per share data)

	2008	2007

Subscription	$44,196	$36,982
Transactional	69,688	-
NET REVENUES	113,884	36,982

OPERATING EXPENSES
Cost of revenues-third party	74,541	29,054
Product and distribution	9,749	3,149
Selling and marketing	9,974	1,521
General and administrative and other operating	16,060	7,408
Depreciation and amortization	5,867	1,349
Impairment of goodwill	114,783	-
	230,974	42,481

LOSS FROM OPERATIONS	(117,090)	(5,499)

OTHER (INCOME) EXPENSE
Interest income and dividends	(748)	(464)
Interest expense	147	22
Other expense	153	12
	(448)	(430)

LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(116,642)	(5,069)

INCOME TAXES	(852)	(1,203)

LOSS BEFORE MINORITY INTEREST	(115,790)	(3,866)

MINORITY INTEREST	(24)	283

NET LOSS	$(115,766)	$(4,149)

LOSS PER SHARE
Basic	$(5.43)	$(0.37)
Diluted	$(5.43)	$(0.37)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	21,320,638	11,331,260
Diluted	21,320,638	11,331,260

The accompanying notes are an integral part of these consolidated statements.

NEW MOTION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31,
(Dollars in thousands, except per share data)
	2008	2007
NET LOSS	$(115,766)	$(4,149)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized gain (loss) on available-for-sale securities	38	(38)
Net Currency translation adjustment	(286)	-

COMPREHENSIVE LOSS	$(116,014)	$(4,187)

The accompanying notes are an integral part of these consolidated statements.

NEW MOTION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Two Years Ended December 31,
(Dollars in thousands, except per share data)

											Retained	Accumulated
										Additional	Earnings	Other			Total
	Comprehensive	Series A		Series B		Series D		Common Stock		Paid-In	(Accumulate	Comprehensive	Treasury Stock		shareholders'
	Loss	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity
Balance at January 1, 2007	-	-	$-	-	$-	-	$-	7,263,688	$73	$84	$1,066	$-	-	$-	$1,223
Comprehensive Income
Net loss	(4,149)										(4,149)				(4,149)
Unrealized loss on investments, net of tax benefits of $24	(38)											(38)			(38)
	(4,187)
Financing costs related to reverse acquisition of MPLC	-	-	-	-	-	-	-	-	-	(682)	-	-	-	-	(682)
Issuance of Series A Preferred (See Note 11)		1	-	-	-	-	-	-	-	3,500	-	-	-	-	3,500
MPLC Common Exchange (See Note 11)	-	-	-	-	-	-	-	250,000	3	(3)	-	-	-	-	-
Issuance of Series B Preferred (See Note 11)	-	-	-	650	-	-	-	-	-	6,500	-	-	-	-	6,500
Issuance of Series D Preferred (See Note 11)	-	-	-	-	-	8,333	1	-	-	9,999	-	-	-	-	10,000
Equity issuance costs related to issuance of preferred stock	-	-	-	-	-	-	-	-	-	(1,566)	-	-	-	-	(1,566)
Value of warrants issued (See Note 13)	-	-	-	-	-	-	-	-	-	57	-	-	-	-	57
Reverse Split and conversion (See Note 11)		(1)	-	(650)	-	(8,333)	(1)	4,166,658	42	(41)	-	-	-	-	-
Conversion of IVG Note (See Note 4)	-	-	-	-	-	-	-	172,572	1	592	-	-	-	-	593
Issuance of shares for odd lot rounding after Reverse Split (See Note 11)	-	-	-	-	-	-	-	112,578	1	(1)	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-	55,688	-	27	-	-	-	-	27
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	1,117	-	-	-	-	1,117

Balance at December 31, 2007		-	$-	-	$-	-	$-	12,021,184	$120	$19,583	$(3,083)	$(38)	-	$-	$16,582

Net loss	(115,766)	-	-	-	-	-	-	-	-	-	(115,766)	-	-	-	(115,766)
Unrealized loss on investments, net of tax benefits of $24	38	-	-	-	-	-	-	-	-	-	-	38	-	-	38
Foreign currency translation adjustment	(286)	-	-	-	-	-	-	-	-	-	-	(287)	-	-	(287)
	(116,015)
Comprehensive income			-	-	-	-	-	-	-	-	-		-	-	-
Stock based compensation expense	-	-	-	-	-	-	-	-	-	1,282	-	-	-	-	1,282
Exercise of stock options	-	-	-	-	-	-	-	561,738	6	337	-	-	-	-	343
Excess tax benefit on share-based compensation										1,017					1,017
Purchase of common stock, at cost (Note 10)	-	-	-	-	-	-	-	-	-	-	-	-	1,908,926	(4,053)	(4,053)
Common Stock issued in connection with business combinations (Note 10)	-	-	-	-	-	-	-	10,409,358	104	155,128	-	-	-	-	155,232

Balance at December 31, 2008		-	$-	-	$-	-	$-	22,992,280	$230	$177,347	$(118,849)	$(287)	1,908,926	$(4,053)	$54,389

The accompanying notes are an integral part of these consolidated statements.

NEW MOTION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(Dollars in thousands, except per share data)

	2008	2007

Cash Flows From Operating Activities
Net loss	$(115,766)	$(4,149)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	2,152	(698)
Depreciation and amortization	5,867	1,349
Impairment of goodwill	114,783	-
Stock-based compensation expense	1,282	1,117
Excess tax benefit from share-based compensation	(1,017)	-
Net losses on sale of marketable securities	175	-
Deferred income taxes	(2,345)	(1,149)
Minority interest in net loss on consolidated joint venture	(24)	283

Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	4,532	(4,164)
Prepaid income tax	(2,464)	(202)
Prepaid expenses and other current assets	1,152	(880)
Accounts payable	(3,205)	387
Other, principally accrued expenses	(767)	2,896
Net cash provided by (used in) operating activities	4,355	(5,210)

Cash Flows From Investing Activities
Purchases of securities	(6,577)	(16,000)
Proceeds from sales of securities	24,708	6,600
Cash acquired in business combinations	11,212	-
Cash paid for business combinations	(7,030)	(2,018)
Capital expenditures	(2,029)	(266)
Cash paid for investments and other advances	(2,519)	-
Net cash provided by (used in) investing activities	17,765	(11,684)

Cash Flows From Financing Activities
Repayments of notes payable	(111)	(597)
Expenditures for equity financing	-	(469)
Issuance of warrants	-	57
Issuance of stock	-	18,461
Line of credit	-	10
Excess tax benefit on share-based compensation	1,017	-
Purchase of common stock held in treasury	(4,053)	-
Proceeds from exercise of options	343	-
Net cash (used in) provided by financing activities	(2,804)	17,462

Effect of exchange rate changes on cash and cash equivalents	(18)	-

Net Increase In Cash and Cash Equivalents	19,298	568
Cash and Cash Equivalents at Beginning of Year	1,112	544
Cash and Cash Equivalents at End of Year	$20,410	$1,112

SUPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$(35)	$(22)
Cash (paid) refunded for taxes	$(2,620)	$145
Non-Cash financing and investing disclosure
Acquisition of intangibles assets by issuance of note payable	$1,750	$(580)
Acquisition of equipment by issuance of note payable	$-	$(708)
Extinguishment of note payable and accrued interest upon conversion of note into common stock	$-	$593
Common stock issued in connection with business combination	$155,232	-

The accompanying notes are an integral part of these consolidated statements.

NOTE 1 – Nature of Operations

New Motion, Inc. (“New Motion” or the “Company”), doing business as Atrinsic, is a leading integrated media and marketing services company that drives growing audiences from its content network and third party distribution channels to acquire high value customers for advertisers and its proprietary products. The Company provides two principal offerings: (1) Transactional services - offering full service online marketing and distribution services which are targeted and measurable online campaigns and programs for marketing partners, corporate advertisers, or their agencies, generating qualified customer leads, online responses and activities, or increased brand recognition, and (2) Subscription services - offering our portfolio of subscription  based content applications direct to users working with wireless carriers and other distributors.

NOTE 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of all majority and wholly-owned subsidiaries and significant intercompany balances and transactions have been eliminated.

The equity method is used to account for investments in entities in which we have an ownership of less than 50% and have significant influence over the operating and financial policies of the affiliate. For investments in entities for which the company has a less than 50 percent ownership interest, but has certain participatory rights, the investee is consolidated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts and the associated allowances for returns and chargebacks, useful lives of property, plant and equipment and intangible assets, fair value of stock options granted, forfeiture rate of equity based compensation grants, probable losses associated with pre-acquisition contingencies, income taxes and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates. Macroeconomic conditions may directly, or indirectly through our business partners and vendors, impact our financial performance and available resources. Such conditions may, in turn, impact the aforementioned estimates and assumptions.

Segment Reporting

The Company has determined it operates in one operating segment. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The business model is centered around the monetization of user activities either online, mobile, or other. The Company monetizes that activity on either a subscription basis (i.e. Subscription Services) or on a transactional basis (i.e. Network) largely at the discretion of the Chief Operating Decision Maker, however, discrete financial information by source of monetization is not available.

Foreign Currency Translation

The Company has a wholly owned subsidiary based in Canada which is included in the Company’s consolidated financial statements. The subsidiary’s financials are reported in Canadian dollars and translated in accordance with FASB 52. Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. Gains and losses from these translations are credited or charged to foreign currency translation included in Accumulated Other Comprehensive Income in Shareholders’ Equity.

Cash and Cash Equivalents

 The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

 Accounts Receivable and Related Allowances

The Company maintains allowances for doubtful accounts for estimated losses which may result from the inability of its customers to make required payments. The Company bases its allowances on the likelihood of recoverability of accounts receivable by customer, based on past experience, the age of the accounts receivable balance, the credit quality of the Company’s customers, and, taking into account current collection trends. If specific customer circumstances change or industry trends worsen beyond the Company’s estimates, the Company would be required to increase its allowances for doubtful accounts. Alternatively, if trends improve beyond the Company’s estimates, the Company would be required to decrease its allowance for doubtful accounts. The Company’s estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Changes in the Company’s bad debt experience can materially affect its results of operations.

The Company also makes estimates for refunds, chargebacks or credits, and provides for these probable uncollectible amounts through a deferral and reduction of recorded revenues in the period in which the sale occurred based on analyses of previous rates and trends.

Due to the payment terms of the carriers requiring in excess of 60 days from the date of billing or sale, at its sole discretion, the Company can elect to use trade discounts in order to facilitate quicker payment. This discount or fee allows for payments of approximately 80% of the prior month’s billings 15 to 20 days after the end of the month. The Company records revenue net of that fee, if incurred, which is 3.5% to 5% of the associated revenue.

Goodwill and Intangible Assets

            Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather it is evaluated at least on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value. If the fair value of an indefinite lived intangible is less than its carrying amount, an impairment loss is recorded. Fair value is determined based on discounted cash flows, market multiples or appraised values as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

The Company has determined that there was an impairment of goodwill as a result of completing its annual impairment analysis as of December 31, 2008. The results of this review and impact of the impairment are more fully described in Note 6 - “Goodwill and Intangible Assets”.

Intangible assets subject to amortization primarily consist of customer lists, trade names and trademarks, and restrictive covenants that were acquired.  The intangible asset values assigned to the identified assets for each acquisition were generally determined based upon the expected discounted aggregate cash flows to be derived over the estimated useful life. The method of amortizing the intangible asset values reflects, based upon the Company’s historical experience, an accelerated rate of attrition in the subscriber database based over the expected life of the underlying subscriber database after considering turnover.  Accordingly, the Company amortizes the value assigned to subscriber database based on the actual depletion of the acquired subscriber database. The Company reviews the recoverability of its finite-lived intangible assets for recoverability whenever events or circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparison to associated undiscounted cash flows.

Stock-Based Compensation

The Company records stock based compensation in accordance with Financial Accounting Standard Board Statement of Financial Accounting Standards No. 123 (revised 2004). In estimating the grant date fair value at stock option awards, we use certain assumptions and estimates to derive fair value, such as expected term, rate of risk free returns and volatility. If different assumptions and estimates were used, the amounts charged to compensation expense would be different.

Revenue Recognition

The Company monetizes a portion of its user activities through subscription based sources by providing on-going monthly access to and usage of premium products and services.  In general, customers are billed at standard rates, at the beginning of the month, and revenues are recognized upon receipt of information confirming an arrangement. The Company estimates a provision for refunds, chargebacks, or credits which are recorded as a reduction to revenues. In determining the estimate for refunds and credits, the Company relies upon historical data, contract information and other factors. The estimated provision for refunds can vary from actual results.

The Company effectuates this type of revenues through a carrier or distributors who are paid a transaction fee for their services. In accordance with Emerging Issues Task Force (“EITF” No 99-19) “Reporting Revenues Gross as Principal Versus Net as an Agent”, the Company recognizes as revenues the net amount received from the carrier or distributor, net of their fee.  Revenues are deferred if the probability of collection is not reasonably assured.

The Company monetizes a portion of its user activities through transactional based services generated primarily from (a) fees earned, primarily on a cost per click (“CPC”) basis, from search syndication services; (b) commission fees earned for the Company's search engine marketing ("SEM") services; (c) commission fees earned from marketing service arrangements associated with our affiliate marketing partners; and (d) other fees for marketing services including data and list management services, which can be either periodic or transactional. Commission fee revenue is recognized in the period that the Company's advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks or as a result of the Company's SEM services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. All transaction services revenues are recognized on a gross basis in accordance with the provisions of EITF 99-19, due to the fact that the Company is the primary obligor to its customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of 3rd part Media Cost.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles in the United States, or GAAP, are recorded as an element of shareholders’ equity but are excluded from net income (loss).  The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries not using the US dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available for sale.

Income Taxes

The Company uses the asset and liability method of financial accounting and reporting for income taxes required by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Under SFAS 109, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” which resulted in no material adjustment in the liability for unrecognized tax benefits. The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the largest amount of benefit that is more likely than not to be sustained.

The Company and its subsidiaries file income tax returns in the U.S and Canada. The Company is subject to U.S., Australian (prior year filings) Canadian and State tax examinations. The statute of limitations for 2007 and 2008 in all jurisdictions remains open and are subject to examination by tax authorities.

Reclassification

            Certain amounts reported in prior years have been reclassified to conform to the current year presentation.

NOTE 3 - Marketable Securities

As of December 31, 2008 and 2007, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s investments in marketable securities consisting of U.S. governmental agency, U.S. municipal agency, corporate obligations and auction-rate securities. In accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, our Marketable Securities are considered available-for-sale, based on our intentions to hold the related investment securities for varying and indefinite periods of time, pursuant to maturity dates, market conditions and other factors. The Company has not changed its investment intentions. Available for sale securities are carried at fair value, with unrealized gains or losses, net of tax, recorded in a separate component of stockholders’ equity within other accumulated comprehensive income.

Included in Marketable securities on the balance sheet at December 31, 2008 and 2007 are auction-rate security instruments (ARS) with a par value of $4.0 million and $6.5 million, respectively.

Marketable Securities Rollforward
	2008	2007
Beginning Balance, January 1,	$9,338	$-
Gains/(losses), realized	(175)	(0)
Gains/(losses), unrealized	62	(62)
Purchases & (sales), net	(18,131)	9,400
Acquired	13,151	-

Ending Balance, December 31,	$4,245	$9,338

For purposes of SFAS 157 the ARS are classified as Level III and the certificates of deposit are classified as Level I assets.

	December 31, 2008	Level I	Level II		Level III

Auction-rate Securities	$4,000	$-	$		$4,000
Other available-for-sale securities	245	245
Total Assets Measured at Fair Value	$4,245	$245		$-	$4,000

In January 2009 the remaining ARS of $4.0 million was redeemed and converted to cash at par plus interest.

NOTE 4 – Business Combinations

The Company consummated two business combinations during the year ended December 31, 2008 for total consideration of approximately $166.2 million. As a result of these acquisitions, the Company recorded $125.9 million of goodwill and $16.7 million of other long lived intangible assets.  The results of operations of the acquired entities have been included in the consolidated results presented herein as of their date of acquisition. The purchase price allocations for these acquisitions are preliminary for up to 12 months after the acquisition date and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Acquired intangibles are generally amortized on a straight line basis over their estimated useful lives.

During the fourth quarter of 2008, the Company finalized its valuation analysis of the assets, liabilities assumed, and identifiable intangible assets acquired in connection with the Traffix acquisition and revised its estimates concerning certain elements of acquired assets, liabilities assumed and intangible assets acquired. As a result, the Company reallocated its preliminary purchase price allocations which resulted in the reclassification of approximately $24.4 million from indefinite lived intangible assets to goodwill. Included in the reallocation is the corresponding impact of the reclassification of deferred taxes. In connection with its annual impairment testing for the year ended December 31, 2008, the Company determined there was an impairment and recorded a goodwill impairment charge of $114.8 million. See Note 6.

Acquisition of Traffix, Inc.

On February 4, 2008, New Motion, Inc. completed its merger with Traffix, a performance based online marketing company, pursuant to a merger agreement entered into by the companies on September 26, 2007. As a result of the closing of the transaction, Traffix became a wholly owned subsidiary of New Motion.  Immediately following the consummation of the merger, Traffix stockholders owned approximately 45% of the capital stock of New Motion, on a fully diluted basis.

The application of purchase accounting under SFAS No. 141 resulted in the transaction being valued at $155.2 million based upon the average closing price of $14.18 of our common stock on The NASDAQ Global Select Market for the two days prior to, including, and two days subsequent to the public announcement of the Merger on September 26, 2007.

On that basis, the table below shows the value of the consideration paid in connection with the Merger:

Fair value of common stock issued to Traffix stockholders	$147,553
Fair value of converted stock options	7,679
Acquisition costs	2,082
Total	$157,314

The table below summarizes the fair value of the Traffix, Inc. assets acquired and liabilities assumed as of the acquisition date.

Acquired Assets:
Currents Assets	$37,518
Property & equipment	1,684
Non amortizable intangible assets	5,323
Amortizable intangible assets	6,198
Goodwill	125,399
$176,122

Assumed Liabilities:
Current liabilities	$18,581
Deferred income taxes	227
18,808

Total Consideration	$157,314

As of the acquisition date we recorded a merger related accrual totaling approximately $4.4 million of cost recognized as liabilities assumed in the Merger. Included in the $4.4 million is $3.6 million of costs recognized under EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. As of December 31, 2008, the merger related accrual balance was approximately $1.6 million.

Acquisition of Ringtone.com

On June 30 2008, New Motion entered into an Asset Purchase Agreement  (“APA”) with Ringtone.com, LLC (“Ringtone”) and W3i Holdings LLC (“W3i”) pursuant to which the Company acquired certain assets from Ringtone.com, including but not limited to short codes, subscriber database, covenant not to compete , working capital, and certain domain names. In consideration for the assets and certain liabilities assumed, the Company at the closing paid to Ringtone.com approximately $7 million in cash. In addition, the Company delivered to Ringtone.com a convertible promissory note (the “Note”) in the aggregate principal amount of $1.75 million, which accrues interest at a rate of 10% per annum. As the effective conversion price was significantly greater than the fair value of the Company's stock at the commitment date, no value was assigned to the conversion feature upon issuance. The Note is payable on the earlier to occur of either (i) July 1, 2009, or (ii) 5 days after the Company gives written notice to Ringtone.com of its intent to prepay the Note (the “Maturity Date”).  The Note is optionally convertible by Ringtone.com on the Maturity Date into the Company’s common stock at a conversion price of $5.42 per share.  This payment of principal and interest on the Note is subject to certain recoupment provisions contained in the Note and APA.

The table below shows the value of the consideration paid in connection with the Asset Purchase:

Cash Paid	$6,250
Promissory Note	1,750
Net working capital	791
Acquisition cost	98
Purchase price	$8,889

The table below summarizes the fair value of the Ringtone assets acquired and liabilities assumed as of the acquisition date.

Acquired Assets:
Currents Assets	$3,795
Software	270
Non amortizable intangible assets	1,174
Amortizable intangible assets	3,956
Goodwill	458
$9,655
Assumed Liabilities:
Current liabilities	766
766

Total Consideration	$8,889

Purchase of Mobliss Assets and IVG Note

On January 19, 2007, the Company advanced $0.5 million related to a Convertible Promissory note issued on this date which for goods and valuable consideration received the Company promises to pay to Index Visual & Games Ltd (IVG) up to a maximum sum of $2.32 million related to an Asset Purchase Agreement (APA) dated November 17, 2006, between IVG (Buyer) and Mobliss, Inc (Seller) to purchase all assets included in the Mobliss billing system and various carrier contract listed in the agreement. Whereby concurrently with the delivery of such assets purchased under this agreement IVG (the buyer) agreed to immediately sell and deliver such assets to New Motion which both parties to the APA agree is the intended third party beneficiary of this agreement. On January 26, 2007, the Company increased the principal amount of this note by $0.58 million to $1.08 million. On February 26, 2007 the Company repaid $0.5 million of this note. In accordance with the terms of the note, on June 15, 2007 IVG converted the remaining outstanding principal and accrued interest into 172,572 shares of common stock at a conversion price of $3.44, the fair market value of the Company's stock on the date of issuance of this note.

Mobile Entertainment Channel Corporation

Concurrent with the signing of the Convertible Promissory Note described in the previous paragraph, the Company also entered into a Heads of Agreement with IVG. This joint venture will manage and service the asset acquired under the APA described above and engage in content development and licensing activities in North America. The joint venture, Mobile Entertainment Channel Corporation (MECC), is a Nevada corporation in which New Motion owns 49% and IVG owns 51%. Both parties shall each receive 50% of the amount of any dividends or other distributions made by the joint venture. The joint venture is to be managed by a three-member board, with each party designating one member and both parties mutually designating the third member of the board. The results of MECC are consolidated within the financial statements under FIN 46(R) and represents less than 1% and 3% of total assets, and less than 1% and 7% of net income for the years ended 2008 and 2007 respectively. The Company has reflected the appropriate minority interest in the consolidated financial statements.

In accordance with the Heads of Agreement, New Motion is required to pay a fee for management services rendered by the joint venture equal to 10% of the revenue generated from the asset acquired related to the APA described above, up to the purchase price of $1.08 million. The Company made advance payments of $0.5 million on March 12, 2007 and September 4, 2007 which are non refundable. The joint venture made a distribution to each shareholder of $100,000 in August, 2008. The remaining management fee of $80,000 is currently recorded as a miscellaneous receivable on MECC books while the company and IVG are evaluating the services and content to be offered by MECC.

Katazo

On April 1, 2007, New Motion entered into an LOI with Opera Telecom USA (“Opera”) to purchase the following identified and specified assets (the “Katazo Assets”) : (1) the domain name www.katazo.com , (2) website html code and graphics, (3) access to a content management system, (4) a subscriber list, and (5) prepaid short codes. The Company purchased the assets for $970,000 in cash. The closing of the asset purchase occurred on May 25, 2007. In accordance with APB Opinion No. 16, “Business Combinations” and EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” New Motion has determined that the purchase of assets was not a purchase of a business. New Motion has also evaluated the specified assets and, in accordance with SFAS 142, “Goodwill and Other intangible Assets,” has allocated the cost of the acquisition to the individual assets based on their relative fair values, without any goodwill. New Motion is actively operating the acquired Katazo Assets and maintaining the respective websites, and is continuing to generate revenue from these assets.

NOTE 5 - Property and Equipment

Property and equipment consists of the following:

	Useful Life	December 31,	December 31,
	in years	2008	2007

Computers and software applications	3	$2,335	$1,019
Leasehold improvements	Lease term	1,626	-
Building	40	655	-
Furniture and fixtures	7	344	135
Gross PP&E		4,960	1,154
Less: accumulated depreciation		(1,435)	(294)
Net PP&E		$3,525	$860

Depreciation expense for the years ended December 31, 2008 and 2007 totaled $1.1million and $300,000 respectively and is recorded on a straight line basis. In connection with improvements made during 2008 to the Company’s facility located at 469 7th Avenue, New York, the Company capitalized $0.65M within other liabilities on the Company’s consolidated balance sheet, which amount will be amortized to operating expenses over the ten year term of the lease.  As an inducement for the Company to enter into the lease, the landlord at the location agreed to reimburse the Company for the cost of such improvements, and therefore the Company has recorded a receivable of $650,000 within other assets on its consolidated balance sheet.

NOTE 6– Goodwill and Intangible Assets

In connection with its annual goodwill impairment testing for the year ended December 31, 2008, the Company determined there was impairment and recorded a non-cash goodwill impairment charge of $114.8 million.  The goodwill impairment, which is not deductible for income tax purposes, is primarily due to reduced valuation multiples, which is reflected in our stock price and market capitalization.

The impairment charge reflects the amount by which the carrying amount of goodwill exceeded the residual value remaining after ascribing fair values to the Company’s tangible and intangible assets. In performing the related valuation analysis the company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison to determine whether goodwill was impaired.

The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. As a result, the Company allocated the fair value of the single reporting unit to all of the assets and liabilities of the Company as if the reporting unit had been acquired in the business combination and fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill.

The gross carrying value of goodwill and intangibles as well as the accumulated amortization of the intangibles are as follows:

		2007			2008
	Useful Life (in years )	Gross Carrying Value	Impairment/ Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Traffix Acquisition	Ringtone Acquisition	Impairment/ Accumulated Amortization	Net Carrying Value

Unamortized intangible assets:
Goodwill		$-	$-	-	$-	$125,399	$458	$(114,783)	$11,075

Other unamortized identifiable intangible assets:
Trademarks		11	-	11	11				11
Trademarks				-		5,323			5,323
Domain Name				-			1,174		1,174

Other amortized identifiable intangible assets:				-					-
				-					-
Acquired Software Technology	3			-		2,431		(743)	1,688
Domain Name	3			-		550		(168)	382
Licensing	2	580	(556)	24	580			(580)	-
Trade names	9			-		1,320		(134)	1,186
Customer list	1.5	949	(385)	564	949			(949)	-
Customer list	3			-		669		(205)	464
Subscriber Database	1			-			3,956	(2,679)	1,277
Restrictive Covenants	5			-		1,228		(225)	1,003
Total identifiable intangible assets		$1,540	$(941)	$599	$1,540	$11,521	$5,130	$(5,683)	$12,508

Amortization expense for the year ended December 31, 2008 and 2007 was $4.7 million and $0.9 million respectively. Expected annual amortization expense related to amortizable intangibles for fiscal year 2009, 2010, 2011, 2012, 2013, and thereafter are $2.9 million, $1.6 million, $493,531, $392,122, and $619,166 respectively.

NOTE 7 - Investments and other Advances

Marketing Services Agreement with Central Internet Corporation d/b/a Shopit.com

On December 2, 2008 the Company entered into a Marketing Services and Content Agreement with Central Internet Corporation which operates the website www.shopit.com (Hereinafter referred to as “Shopit”).  Under the agreement the Company is required to perform certain marketing and administrative services for Shopit and distribute proprietary and third party advertisements through Shopit.com and its social media advertising network. The agreement provides Shopit with a revenue share of all leads monetized by the Company. As part of the agreement, the Company is required to make periodic advance payments totaling $1.025 million through March 2009. The advances, which are secured under separate agreement, are recoverable on a dollar for dollar basis against future revenues and the Company has taken action to obtain further security in the assets of Shopit. As of December 31, 2008 the Company had made $425,000 in advance payments under the agreement which is recorded on balance sheet in other assets.

Joint Venture with Visionaire and Mango Networks

On July 30, 2008, the Company entered into a Joint Venture Agreement to launch online and mobile marketing services and offer the Company’s mobile products in the Indian market.  Under the agreement, the Company owns 19% of the Joint Venture and is required to pay up to $325,000 in return for Compulsory Convertible Debentures which can be converted to common stock at any time, at the Company’s sole discretion. Under the agreement, the Company is entitled to one of three seats on the Board of Directors. The company is accounting for the investment under the Cost Method. Amounts paid under the agreement as of December 31, 2008 were $125,000.

Investment in The Billing Resource, LLC

On October 30, 2008, the Company acquired a 36% interest in The Billing Resource, LLC (“TBR”). TBR provides alternative billing services to the Company and unrelated third parties. The Company contributed $2.2 million on formation and has committed to provide an additional $1.0 million of working capital to support near term growth.  In addition, the Company has an operating agreement with TBR whereby TBR provides billing services to the Company and its customers.  The agreement was transacted in the normal course of business and negotiated on an arm’s length basis.

The Company recorded its investment in TBR under the equity method of accounting and as such would present its equity in earnings and losses in TBR within its quarterly and year end reported results.  At the time of this report, financial statements of TBR were not available.  The Company believes the operating results of TBR for the period from October 31 to December 31, 2008 are de minimis.

NOTE 8 - Note Payable

In connection with the acquisition Ringtone.com, the Company delivered a convertible promissory note (the “Note”) with the aggregate principal amount of $1.75 million, which accrues interest at a rate of 10% per annum. The Note is payable on the earlier to occur of either (i) July 1, 2009, or (ii) 5 days after the Company gives written notice to Ringtone.com of its intent to prepay the Note (the “Maturity Date”). The Note is optionally convertible by Ringtone.com on the Maturity Date into the Company’s common stock at a conversion price of $5.42 per share. As the effective conversion price was significantly greater than the fair value of the Company’s stock at the commitment date, no value was assigned to the conversion feature upon issuance. The payment of principal and interest on the Note is subject to certain recoupment provisions contained in the Note and in the APA (See Note 4).

New Motion has a fully amortizable note payable due to Oracle for hardware and software purchases made on February 28, 2007 (“Oracle Note”). The term of the note is two years and interest charged there under is approximately 8% per annum. As of December 31, 2008 and 2007, the principal balance of the Oracle note payable was approximately $0.02 million and $0.1 million respectively. In accordance with the terms of the Oracle Note, New Motion makes regular quarterly payments of principal and interest.

NOTE 9 - Concentration of Business and Credit Risk

New Motion is currently utilizing several billing partners in order to provide content and subsequent billings to the end user. These billing partners, or aggregators, act as a billing interface between New Motion and the mobile phone carriers that ultimately bill New Motion’s end user subscribers. These partner companies have not had long operating histories in the U.S. or operations with traditional business models. These companies face a greater business risk in the marketplace, due to a constant evolving business environment that stems from the infancy of the U.S. mobile content industry.

In addition, as a result of the acquisition of Traffix, Inc., the Company also has customers other than aggregators that represent significant amounts of revenues and accounts receivable.

The following table reflects the concentration of revenues and accounts receivable with these billing aggregators and a certain significant customer:

	For the Years
	Ended December 31,
	2008	2007

Revenues
Billing Aggregator A	13%	87%
Customer B	13%	0%
Billing Aggregator C	8%	1%
Other Customers & Aggregators	66%	12%

	For the Years
	Ended December 31,
	2008	2007

Accounts Receivable
Billing Aggregator C	22%	0%
Billing Aggregator A	18%	81%
Customer B	7%	0%
Other Customers & Aggregators	53%	19%

NOTE 10 - Stockholders' Equity

In April, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing it to purchase up to $10 million of its outstanding shares of common stock, depending on market conditions, share prices, and other factors. Repurchases may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.

During the year ended December 31, 2008, the Company repurchased 1,908,926 shares of its common stock at an average purchase price of $2.12 per share. Total cash consideration for the repurchased stock was $4.05 Million.

There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management under the direction of the Company’s Board of Directors determines additional repurchases are not warranted. The amounts authorized by the Company’s Board of Directors exclude broker commissions.

On February 4, 2008, New Motion completed the transactions contemplated by that certain Agreement and Plan of Merger executed on September 26, 2007 (the “Merger Agreement”) by and among New Motion, NM Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of New Motion (“Merger Sub”) and Traffix, Inc., a Delaware corporation (“Traffix”) (the “Merger Agreement”) pursuant to which Merger Sub merged with and into Traffix (the “Merger”). As a result of the Merger, Traffix became a wholly-owned subsidiary of New Motion. In consideration for the Merger, shareholders of Traffix received approximately 0.676 shares of common stock of New Motion for each share of Traffix common stock. In the aggregate, New Motion issued approximately 10,409,358 shares of New Motion stock to Traffix shareholders.

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

In conjunction with the exchange transaction, New Motion issued one share of its Series A Preferred Stock on January 19, 2007, 650 shares of its Series B Preferred Stock on February 12, 2007 and 8,333 shares of its Series D Preferred Stock on March 6, 2007 for aggregate gross proceeds to New Motion of approximately $20 million. Upon effectiveness of the Reverse Split, on May 2, 2007, the one share of Series A Preferred Stock automatically converted into 1,200,000 shares of common stock, the 650 shares of Series B Preferred Stock automatically converted into 1,300,000 shares of common stock and the 8,333 shares of Series D Preferred Stock automatically converted into 1,666,658 shares of common stock. The effects of the Reverse Split and of the conversion of all classes of preferred stock into common shares of New Motion have been retroactively applied to the financing transactions.

Pursuant to a registration rights agreement entered into on February 28, 2007, New Motion was required to file a registration statement with the SEC to register the common stock issued in connection with the conversion of the Series D Preferred Stock. New Motion was subject to payment of liquidated damages of one percent of the Series D aggregate purchase price if the registration statement is not filed within 75 days of the Series D financing, which closed on March 6, 2007, the date New Motion received the cash proceeds of the Series D financing. The Company did not incur any liability under the agreement and it is not probable that it had any liability pursuant to the liquidated damages clause in the agreement.

NOTE 11 – Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes consists of the following components for the periods ended as follows:

	For the Year Ended
	December 31,
	2008	2007
Current:
Federal	504	(135)
State	591	80
Foreign	398	-
Total Current	1,493	(55)

Deferred:
Federal	(1,644)	(846)
State	(736)	(302)
Foreign	35	-
Total Deferred	(2,345)	(1,148)

Total Income Tax (Benefit) Provision	(852)	(1,203)

Deferred tax assets and liabilities reflect the effect of tax losses, credits, and the future tax effect of temporary differences between consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The income tax effects of significant items comprising the Company's deferred income tax liabilities are as follows:

	For the Year Ended December 31,
	2008	2007
Deferred Tax Assets:
Allowance for Doubtful Accounts	1,194	225
Compensation Expense – NSOs	768	369
Accrued Expenses	315	24
Intangible Assets	4,641	402
Net Operating Loss Carryforward	186	121
Foreign Tax Credit	144	-
AMT Credit	39	-
Unrealized Loss on Available-For-Sale Securities	-	25
Total Deferred Tax Assets	7,287	1,166

Deferred Tax Liabilities:
Prepaid Expenses	(335)	(91)
Fixed Assets	(397)	(17)
Intangible Assets	(4,259)	-
Other	(157)	(300)
Total Deferred Tax Liabilities	(5,148)	(408)

Net Deferred Tax Assets	2,139	758

The net deferred tax assets are included in our balance sheet in prepaid expenses and other current assets ($1.4million) and deposits and other assets ($0.8 million).

As of December 31, 2008 the Company had state tax loss carry forwards of approximately $3.2 million and a foreign tax credit carry forward of $144,000. The state net operating loss carryforward will expire in 2019.The foreign tax credit carryforward will expire through 2017. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income. Management believes it is more likely than not that the projected taxable income together with the tax effects of the deferred tax attributes will be sufficient to fully recover the remaining deferred tax assets.

The Company has $2.7 million recorded as an income tax receivable on its consolidated balance sheet as of December 31, 2008. All income tax receivables reported in the consolidated financial statements represent overpayments or other valid refunds due to the Company on or before the balance sheet date.

A reconciliation of the Company’s income tax provision as compared to the tax provision for continuing operations is calculated by applying the statutory federal tax rate at 34% to the income from continuing operations before income taxes for the periods:

	For the Year Ended December 31,
	2008		2007
Computed expected income tax expense at statutory rate	(39,658)	-34.00%	(1,723)	-34.00%
Non deductible goodwill	39,026	33.46%	-	0.00%
Permanent differences	258	0.22%	87	1.72%
State taxes, net of federal benefit	(198)	-0.17%	(192)	-3.79%
Change in valuation allowance	-	-	(27)	-0.53%
Other, net	(280)	-0.24%	652	12.88%
	(852)	-0.73%	(1,203)	-23.72%

The Company’s income tax receivable has been increased by the excess tax benefits from employee stock options.  The Company received an income tax deduction calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. The excess tax benefit from employee stock options was approximately $1.0 million and $0 for the years ended December 31, 2008 and 2007, respectively, and were reflected as an increase to common stock in the consolidated statement of stockholders equity.

FIN 48 Disclosures

There are no tax benefits included in the balance of unrecognized tax benefits at December 31, 2008 and 2007 that would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. There were no accrued penalties or interest for the years ended December 31, 2008 and 2007 related to uncertain tax benefits.

The Company is subject to taxation in the US Federal, State and many foreign jurisdictions. The Company’s tax years for 2006 and 2007 are subject to examination by the tax authorities.  In addition, the tax returns for certain acquired entities are also subject to examination. As of December 31, 2008, the total liability for uncertain tax liabilities recorded in our balance sheet in Merger Related accruals is $531,000. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations.  The outcome of tax examinations however, cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax, or goodwill, to the extent such adjustments relate to acquired entities.  Although the timing or the resolution and/or closure of the audits is highly uncertain, the Company does not believe that its unrecognized tax benefit will materially change in the next twelve months

A year-over-year reconciliation of our liability for uncertain tax positions is as follows:

	2008	2007
Balance at beginning of the year	$-	$-
Additions	531,000	-
Reductions	-	-
Balance at end of the year	$531,000	$-

NOTE 12– Earnings (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing reported earnings by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, of the potential issuance of additional shares of common stock as a result of the exercise or conversion of dilutive securities, using the treasury stock method. Potential dilutive securities for the Company include outstanding stock options, warrants and convertible debt

The computational components of basic and diluted earnings per share are as follows:

	For the Year Ended
	December 31,
	2008	2007
EPS Denominator:
Basic weighted average shares	21,320,638	11,331,260
Effect of dilutive securities	-	-
Diluted weighted average shares	21,320,638	11,331,260

EPS Numerator (effect on net income):
Net Loss	$(115,766)	$(4,149)
Effect of dilutive securities	-	-
Diluted earnings	$(115,766)	$(4,149)

Earnings per share:
Basic weighted average earnings	$(5.43)	$(0.37)
Effect of dilutive securities	-	-
Diluted weighted average earnings	$(5.43)	$(0.37)

Common stock underlying outstanding options, convertible securities and warrants were not included in the computation of diluted earnings per share for the years ended December 31, 2008 and 2007, because their inclusion would be anti dilutive when applied to the Company’s net loss per share. For the year ended December 31, 2007, the Company’s weighted average shares outstanding includes the effects of (i) 1,200,000 common shares as of January 19, 2007, after the conversion of the Series A Preferred Stock, (ii) 1,300,000 common shares as of February 12, 2007, after the conversion of the Series B Preferred Stock, (iii) 250,000 common shares which were issued and outstanding shares of MPLC immediately prior to the Exchange as of February 12, 2007, (iv) 1,666,658 common shares as of March 6, 2007, after the conversion of the Series D Preferred Stock, (v) 172,572 common shares as of June 15, 2007, after the conversion of the IVG Note, (vi) 112,578 common shares issued for odd lot rounding in connection with the Reverse Split and (vii) 55,688 common shares issued pursuant to the exercise of an option grant as of September 27, 2007.

Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following shares were excluded from the calculation of diluted earnings per share:

Anti Diluted EPS Disclosure

	December 31, 2008	December 31, 2007

Convertible note payable	322,878	20,465
Options	2,883,372	1,131,683
Warrants	314,443	314,443

The per share exercise prices of the options excluded were $0.48-$10.92 in 2008 and $20.50-$38.34 in 2007. The per share exercise prices of the warrants excluded were $3.44 - $5.50 in 2008 and 2007.

See notes 8 and 13 for further information about the convertible note payable and the options and warrants.

NOTE 13– Stock Based Compensation

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

2007 Plan

On February 16, 2007, New Motion’s board of directors approved the 2007 Stock Incentive Plan (the “2007 Plan”). On March 15, 2007, New Motion received, by written consent of holders of a majority of all classes of its common and preferred stock and the consent of the holders of a majority of New Motion’s common stock and preferred stock voting together and as a single class, approval of the 2007 Plan. Under the 2007 Plan, officers, employees and non-employees may be granted options to purchase New Motion’s common stock at no less than 100% of the market price at the date the option is granted. Stock options and restricted stock granted under the 2007 Plan typically vest at the rate of 33% on the anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment or in the event of certain transactions, such as a merger of New Motion.

Stock based compensation is expensed using the straight line attribution method and reflects the application of an annual forfeiture rate.

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

The fair value of each option award during the year ended December 31, 2008 was estimated on the date of grant using a Black-Scholes valuation model that used the assumptions noted in the following table:

	2008	2007

Strike Price	$4.16 - $10.92	$6 - $14
Expected life	5.6 years	5.6 years
Risk free interest rate	3.0% to 3.5%	4.4% - 4.8%
Volatility	58.0%	61.2% - 66.3%
Fair market value per share	$2.23 - $4.57	$3.75 - $7.83

Stock Options
Stock option activity under the 2005 Plan and 2007 Plan was as follows (amounts presented on a post-Reverse Split basis):

		Weighted-	Estimated
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at January 1, 2007	1,349,594	$0.51	$15,740
Granted	468,700	$6.47
Exercised	(55,688)	$0.48
Forfeited or cancelled	(616,929)	$0.53
Outstanding at December 31, 2007	1,145,677	$2.94	$12,671
Vested or expected to vest at December 31. 2007	1,088,393	$2.94	$12,038
Exercisable at December 31, 2007	687,834	$1.32	$8,722

Outstanding at January 1, 2008	1,145,677	$2.94	$12,671
Traffix options converted to NWMO	1,508,069	$8.37
Granted	325,000	$10.72
Exercised	(561,737)	$0.61
Forfeited or cancelled	(506,821)	$8.25
Outstanding at December 31, 2008	1,910,188	$7.82	$82
Vested or expected to vest at December 31, 2008	1,491,075	$7.35	$95
Exercisable at December 31, 2008	121,682	$0.48	$82

For the year ended December 31, 2008 and 2007, the company received $344,000 and $27,000 in proceeds from option exercises.

Grants Outside of Plan

In 2008, the Company issued options to purchase 500,000 shares of the Company’s common stock to executives of the Company. These options were issued outside of the Plan due to a limitation in the number of shares available under the Plan.

Awards granted outside the Plan are valued in the same manner as options granted under the Plan, including the methods of deciding upon the assumptions used in the Black-Scholes valuation. The fair value of the option award outside the Plan was estimated on the date of grant using a Black Scholes valuation model that used the assumptions noted in the following table:

Stock option activity outside the Plan was as follows:

	Number of Shares	Weighted- Average Exercise Price	Estimated Aggregate Intrinsic Value
Outstanding at January 1, 2007	363,184	$2.34	$4,468
Granted	-	$-
Exercised	-	$-
Forfeited or cancelled	-	$-
Outstanding at December 31, 2007	363,184	$2.34	$4,468
Vested or expected to vest at December 31, 2007	363,184	$2.34	$4,468
Exercisable at December 31, 2007	161,415	$2.34	$1,882

Outstanding at January 1, 2008	363,184	$2.34
Granted	500,000	$8.22
Exercised	-
Forfeited or cancelled	-
Outstanding at December 31, 2008	863,184	$5.74	$-
Vested or expected to vest at December 31, 2008	363,184	$2.34	$-
Exercisable at December 31, 2008	-	$2.34	$-

Summary Option Information

The following table summarizes information concerning currently outstanding and exercisable stock options as of December 31, 2008:

Range of Exercise Prices		Options Outstanding	Weighted Average Remaining Life (years )	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

2005 Plan :
	$0.48	121,682	7.2	$0.48	121,682	$0.48
	$2.34	1,076	7.6	$2.34	1,076	$2.34
2007 Plan :
	$6.00	406,200	8.1	$6.00	287,087	$6.00
	$10.92	325,000	9.1	$11.16	25,000	$14.00
Outside of Plans :
	$2.34	363,184	7.7	$2.34	363,184	$2.34
	$4.16	200,000	9.5	$4.16	-	-
	$10.92	300,000	9.1	$10.92	-	-

Restricted Stock

The following table summarizes restricted stock activity for the years ended December 31, 2008 and 2007.

		Weighted Avg. Grant Date
	Number of	Fair Value
	Shares	Per Share
Outstanding at January 1, 2007	-	$-
Granted	75,000	16.40
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding at December 31, 2007	75,000	$16.40
Vested or expected to vest at December 31. 2007	-
Exercisable at December 31, 2007	-

Outstanding at January 1, 2008	75,000	$16.40
Granted	132,005	8.33
Exercised	-	-
Forfeited or cancelled	(97,005)	14.57
Outstanding at December 31, 2008	110,000	$8.33
Vested or expected to vest at December 31, 2008	-	$-
Exercisable at December 31, 2008	-	$-

Future amortization of the fair value of options and restricted stock outstanding as of December 31, 2008, including options outside of the 2005 and 2007 Plans, is shown in the following table:

Fair Value to
(in thousands)	Be Amortized
2009	$1,641
2010	1,291
2011	167
$3,099

Total non-cash equity based compensation expense included in the consolidated Statement of Operations for the years ended December 31, 2008 and 2007 was $1.35 million and $1.12 million, respectively, as follows:

	2008	2007
Product and distribution	$7	$288
Selling and marketing	3	-
General and administrative and other operating	1,272	829

	$1,282	$1,117

For the year ended December 31, 2008 and 2007 compensation expense relating to options was recorded net of a forfeiture rate of approximately 20% and 5% respectively. No stock-based compensation costs were capitalized as part of the cost of an asset for any of the periods presented. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow.

Warrants

In 2006, the Company issued Secured Convertible Notes to Scott Walker and SGE, a corporation owned by Allan Legator, the Company’s then Chief Financial Officer. These Secured Convertible Notes were repaid in full with interest in September 2006. Pursuant to the terms of the Secured Convertible Notes, on January 26, 2007, Scott Walker was granted a right to receive a warrant to purchase, on a post-Reverse Split basis, 14,382 shares of common stock at an exercise price of $3.44 per share and SGE was granted a right to receive a warrant to purchase, on a post-Reverse Split basis, 9,152 shares of common stock at an exercise price of $3.44 per share. In connection with the Series A, B and D Preferred Stock financings, a placement agent was paid a cash fee equal to 7.5% of the gross proceeds from the financing and five year warrants to purchase 290,909 shares of common stock at an average exercise price of $5.50 per share (post-Reverse Split), which was equivalent to the average per share valuation of the Company for the Series A, B and D Preferred Stock financings.

The fair values of the warrants were between $2.42 and $4.31 and were estimated on the date of grant using a Black-Scholes valuation model. To calculate the fair value, volatility of 86%, interest rate of 5% and expected life of 5 years was used. The warrants issued during the year ended December 31, 2007 are fully vested and exercisable on the date of grant. The Company did not have any warrant activity prior to January 1, 2007.

The following table summarizes information concerning currently outstanding and exercisable common stock warrants as of December 31, 2008:

		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Warrants	Remaining	Exercise	Warrants	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price

$ 3.44	23,534	3.1	$3.44	23,534	$3.44

$ 5.50	290,909	3.2	$5.50	290,909	$5.50

NOTE 14 - Commitments and Contingencies

Contingencies, Asserted and Unasserted Claims

In 2007, the Office of the Attorney General of the State of Florida commenced an investigation of the advertising and business practices of the third party wireless content industry including the Company and its acquired entities, namely Traffix, Inc. On February 12, 2009, the Company approached the Florida Attorney General to volunteer its compliance and cooperate with the ongoing investigation, and contribute to the remediation and educational initiatives of the Florida Attorney General.  In connection with this matter, at December 31, 2008 the Company estimates that total costs will approximate $1.125 million which is included Accrued Expenses in the Consolidated Balance Sheet through purchase accounting.

The Company is also named in two Class Action Lawsuits (in Florida and California) involving allegations concerning the Company's marketing practices associated with some of its services billed and delivered via wireless carriers. The Company is disputing the allegations and is vigorously defending itself in these matters. In one of these matters the Company has received a Summary Judgment on its Motion to Dismiss related to a number of the allegations made in the original complaint. The Company has accrued for the related costs through purchase accounting in the amount of $0.275 million in connection with these matters which are included in Accrued Expenses in the Consolidated Balance Sheet.

On February 2, 2009 the Company filed a complaint against Mobile Messenger PTY LTD and its subsidiary Mobile Messenger Americas, Inc. (“Mobile Messenger”) to recover monies owed the Company in connection with transaction activity incurred in the ordinary and normal course and also included declaritory relief concerning demands made by Mobile Messenger's for indemnification in Mobile Messenger's settlement in its Florida Class Action Matter which it settled in late 2008  (“Grey vs. Mobile Messenger”).  Mobile Messenger, a party also involved in the Florida Attorney General investigation described herein, brought upon the Company a cross complaint seeking injunctive relief, indemnification, damages exceeding $17 million, and recoupment of attorney’s fees.  The Settlement in Gray vs. Mobile Messenger was represented by KamberEdelson, LLC, which now represents Mobile Messenger in the action against the Company on a contingency basis. The same firm represents the Plaintiffs in the Florida Class Action filed against the Company, as well as another plaintiff, an internet marketing company based in NY, in a commercial dispute over payments for marketing services and potential damages concerning that company's marketing practices. The Company disputes the allegations and intends to vigorously defend itself in these matters considering, among other things, the specific facts surrounding the underlying claims against the Company are without merit.  The Company will also seek to limit any participation in any settlement to recoup legal fees citing an apparent conflict of interest in that the attorney representing Mobile Messenger (Kamber Edelson, LLC,) whom is also representing numerous other parties taking action in the aforementioned and other related matters.

In the ordinary course of business, the Company is involved in various disputes, which are routine and incidental to the business and the industry in which it operates. In the opinion of management the results of such disputes will not have a significant adverse effect on the financial position or the results of operations of the Company except as otherwise disclosed.

The following table shows the Company’s future commitments for future minimum lease payments required under operating leases that have remaining non cancellable lease terms in excess of one year, future commitments under investment and marketing agreements, and, future commitments under employment agreements, as of December 31, 2008:

	Operating Leases	Employment Agreements	Investments & Marketing Advances	Note and Interest payable
2009	$1,502	$1,333	$1,570	$1,925
2010	1,246	1,250	-	-
2011	1,184	271	-	-
2012 and thereafter	5,912	-	-	-
	$9,844	$2,854	$1,570	$1,925

In certain situations, the Company does have minimum fee obligations assuming the counterparty performs the required level of services.  We feel that the level of business activity under normal and ordinary circumstances exceeds the minimum thresholds. Therefore, the amounts are not included in the table above.

NOTE 15 - Employee Benefit Plan

The Company’s employee benefit plan covers all eligible employees with and includes a savings plan under Section 401(k) of the Internal Revenue Code. The savings plan allows participants to make pretax contributions up to 90% of their earnings, with the Company contributing an additional 35% of up to six percent of an employee’s compensation. During the year ended December 31, 2008 and 2007, the Company contributed approximately $27,000 and 32,000 to the plan.

NOTE 16 – Geographic Data

Geographic information about the Company’s long-lived assets is presented below. Revenues were exclusively generated in the United States.

	Years Ended December 31,
	2008	2007

Canada	$1,245	$-
United States	14,789	1,459
	$16,034	$1,459

NOTE 17 – Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 03-6-1 on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement is effective November 15, 2008. The Company will adopt SFAS 162 as required, and its adoption is not expected to have an impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, “Determining the Useful Life of Intangible Assets” FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which we refer to as SFAS No. 160. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company will adopt SFAS No. 160 in our fiscal year ending December 31, 2009. However, the Company is currently evaluating the impact of SFAS No. 160 may have its consolidated financial statements.

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of SFAS No. 157,” which defers the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP delayed the implementation of SFAS 157 for the Company’s accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or market until January 1, 2009.

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. The Company elected not to adopt the provisions of SFAS 159 for its financial instruments that are not required to be measured at fair value.

NOTE 18– Valuation and Qualifying Accounts

The following table provides information regarding the Company’s allowance for doubtful accounts and deferred tax valuation allowance.

			Write-offs/
	Balance	Charged to	Payments/	Balance
Description	January 1,	Expenses	Other	December 31,
2007
Allowance for doubtful accounts	1,263		$(698)	$565
Deferred tax assets — valuation allowance	$27	-	(27)	$-
2008
Allowance for doubtful accounts	$565	2,141	232	$2,938
Deferred tax assets — valuation allowance	-	-	-	-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A(T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Members of the our management, including our Chief Executive Officer, Burton Katz, and Chief Financial Officer, Andrew Zaref, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2008, the end of the period covered by this report.  Based upon that evaluation, Messrs. Katz and Zaref concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be included in an amendment to this report on form 10-K or a proxy statement which shall be filed with the Securities and Exchange Commission no later than April 29, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in an amendment to this report on form 10-K or a proxy statement which shall be filed with the Securities and Exchange Commission no later than April 29, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in an amendment to this report on form 10-K or a proxy statement which shall be filed with the Securities and Exchange Commission no later than April 29, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in an amendment to this report on form 10-K or a proxy statement which shall be filed with the Securities and Exchange Commission no later than April 29, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 30, 2009, we appointed KPMG, LLP as our new independent registered public accounting firm following the resignation of McGladrey and Pullen LLP, our former auditors, on January 21, 2009.  We originally engaged McGladrey & Pullen LLP as our independent registered public accountant on May 7, 2008.  Prior to their resignation, McGladrey and Pullen LLP had not commenced any procedures with regard to the December 31, 2008 audit nor did they report on our consolidated financial statements during their engagement.

Prior to May 7, 2008, Windes & McClaughry was engaged as our principal independent accounting firm and reported on our December 31, 2007 consolidation financial statements.  Prior to February 12, 2007, our principal auditors were Carlin, Charron & Rosen, LLP.

The following table sets forth fees billed to us by our auditors, KPMG, LLP during fiscal year ending December 31, 2008, and Windes & McClaughry during fiscal year ending December 31, 2007 for: services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

(In thousands)	December 31, 2008	December 31, 2007
Audit related Fees	$285	$280
Tax Fees	-	126
All Other Fees		103
Total	$285	$509

Our audit committee was directly responsible for interviewing and retaining our independent accountants, considering the accounting firms’ independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountants mentioned above. The audit committee pre-approved 100% of the services described above.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

1.	Financial Statements.

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2.	Financial Statement Schedules.

All financial statement schedules are omitted because the information in inapplicable or presented in the Notes to Financial Statements.

a.	Exhibits. See Item 15(b) below.

(b)           Exhibits.  We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c)	Financial Statement Schedule. See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Motion, Inc.
/s/ Andrew Zaref
By: Andrew Zaref Its: Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 26, 2009

POWER OF ATTORNEY

The undersigned directors and officers of New Motion, Inc. do hereby constitute and appoint Burton Katz and Andrew Zaref, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Burton Katz	Chief Executive Officer and	March 26, 2009
Burton Katz	Director
(Principal Executive Officer)

/s/ Andrew Zaref	Chief Financial Officer and	March 26, 2009
Andrew Zaref	Secretary
(Principal Financial and
Accounting Officer)

/s/ Ray Musci	Director	March 26, 2009
Raymond Musci

Director
Lawrence Burstein

/s/ Robert Ellin	Director	March 26, 2009
Robert S. Ellin

/s/ Jeffrey Schwartz	Director	March 26, 2009
Jeffrey Schwartz

S-1

/s/ Jerome Chazen	Director	March 26, 2009
Jerome Chazen

/s/ Mark Dyne	Director	March 26, 2009
Mark Dyne

S-2

EXHIBIT INDEX

Exhibit
No.	Title

2.1
Exchange Agreement dated January 31, 2007, among MPLC, Inc., New Motion, Inc., the Stockholders of New Motion, Inc. and Trinad Capital Master Fund, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 1, 2007.
**

2.2	Plan of Reorganization dated January 25, 2005. Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-SB (File No. 000-51353) filed with the Commission on June 10, 2005.

2.3	Order Confirming Plan of Reorganization dated January 25, 2005. Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 10-SB (File No. 000-51353) filed with the Commission on June 10, 2005.

2.4
Agreement and Plan of Merger dated September 26, 2007 by and between the Registrant, Traffix, Inc., and NM Merger Sub. Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on September 27, 2007.

2.5
Amendment to Agreement and Plan of Merger dated October 12, 2007. Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on October 19, 2007.

2.6
Asset Purchase Agreement entered into on June 30, 2008, by and among New Motion, Inc. Ringtone.com, LLC and W3i Holdings, LLC.  Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 7, 2008.**

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

3.4
Certificate of Amendment to the Restated Certificate of Incorporation, dated May 2, 2007. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on May 7, 2007.

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

4.2
Series D Convertible Preferred Stock Registration Rights Agreement. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on March 6, 2007.

4.3	2005 Stock Incentive Plan. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

4.4	2007 Stock Incentive Plan. Incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 10-QSB (File 000-51353) filed with the Commission on May 15, 2007.

4.5	Form of Stock Option Agreement. Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.1
Series A Convertible Preferred Stock Purchase Agreement dated January 24, 2007, between the Registrant and Trinad Capital Master Fund, Ltd. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on January 26, 2007.

10.2
Series B Convertible Preferred Stock Purchase Agreement dated January 30, 2007, among the Registrant, Watchung Road Associates, L.P., Lyrical Opportunity Partners II LP, Lyrical Opportunity Partners II Ltd. and Destar LLC. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.3
Series D Convertible Preferred Stock Purchase Agreement dated February 28, 2007, between the Registrant and various purchasers. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on March 6, 2007.

10.4
Voting Agreement dated February 21, 2007 among Trinad Capital Master Fund, Raymond Musci, MPLC Holdings, LLC, Europlay Capital Advisors, LLC and Scott Walker. Incorporated by reference to Exhibit 10.34 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on March 6, 2007.

10.5
Master SMS Services Agreement dated April 19, 2005, between New Motion, Inc. and Mobile Messenger Pty Ltd. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.6
Addendum dated April 28, 2005 to Master SMS Services Agreement dated April 19, 2005, between New Motion, Inc. and Mobile Messenger Pty Ltd. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.7
Amendment to Mobile Gateway Agreement dated July 1, 2005, between New Motion, Inc. and Mobile Messenger Australia Pty Ltd. This amendment is an addendum to the Master SMS Services Agreement dated April 19, 2005, between New Motion, Inc. and Mobile Messenger Pty Ltd. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.8
Standard Multi-Tenant Office Lease dated July 6, 2005, between New Motion, Inc. and Dolphinshire, L.P. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.9
Software Development and Consulting Agreement dated July 19, 2005, between New Motion, Inc. and e4site, Inc. d/b/a Visionaire. Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.10
Executive Employment Agreement dated March 8, 2007, between MPLC, Inc. and Scott Walker. Incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K (File No. 000-51353) filed with the Commission on March 14, 2007.*

10.11
Employment Agreement by and between Susan Swenson and New Motion dated August 20, 2007. Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (File No. 333-147131) filed with the Commission on November 2, 2007.*

10.12
US Premium Master Service Agreement dated January 17, 2006, between New Motion, Inc. and Mobile Messenger Americas Pty Ltd. Incorporated by reference to Exhibit 10.18 to the Registrants Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.13
Addendum dated January 17, 2006 to US Premium Master Service Agreement dated January 17, 2006, between New Motion, Inc. and Mobile Messenger Americas Pty Ltd. Incorporated by reference to Exhibit 10.19 to the Registrants Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.14
Addendum dated January 18, 2006 to US Premium Master Service Agreement dated January 17, 2006, between New Motion, Inc. and Mobile Messenger Americas Pty Ltd. Incorporated by reference to Exhibit 10.20 to the Registrants Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.15
Asset Purchase Agreement dated January 19, 2007, between New Motion, Inc. and Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.28 to the Registrants Current Report on Form 8-K (File No. 3400-51353) filed with the Commission on February 13, 2007.

10.16
Secured Convertible Promissory Note issued on January 19, 2007 by New Motion in favor of Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.29 to the Registrants Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.17
Messaging Agreement dated November 17, 2003, between Mobliss, Inc. and Cingular Wireless LLC, assigned to New Motion, Inc. on January 19, 2007. Incorporated by reference to Exhibit 10.30 to the Registrants Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.18
SMS Connectivity Agreement dated January 8, 2004, between Mobliss, Inc. and Cingular Wireless LLC, assigned to New Motion, Inc. on January 19, 2007. Incorporated by reference to Exhibit 10.31 to the Registrants Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.19
Heads of Agreement dated January 19, 2007, between New Motion, Inc. and Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.32 to the Registrants Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.20	Lease Agreement dated April 14, 2008, between MED 469 LLC, Rector 469, LLC and TPP 469 LLC and Traffix, Inc.

10.21	First Lease Modification Agreement dated as of May 14, 2008 between MED 469 LLC, Rector 469, LLC and TPP 469 LLC and Traffix, Inc.

10.22
Employment Agreement dated as of February 1, 2008, by and between New Motion, Inc. and Andrew Stollman.  Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-12555) filed with the Commission on May 20, 2008. *

10.23
Employment Agreement dated as of February 1, 2008, by and between New Motion, Inc. and Burton Katz.  Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-12555) filed with the Commission on May 20, 2008. *

10.24
Consulting Agreement dated as of January 31, 2008 by and between New Motion, Inc. and Jeffrey Schwartz. Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-12555) filed with the Commission on May 20, 2008.

10.25
Master Services Agreement effective as of January 1, 2008 by and between New Motion, Inc. and Motricity, Inc.  Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-12555) filed with the Commission on May 20, 2008.  Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the Rules and Regulations of the Commission under the Securities Exchange Act of 1934.

10.26	Form of Convertible Promissory Note Issued to Ringtone.com. Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 7, 2008.

10.27
Employment Agreement by and between Andrew Zaref and New Motion, Inc. dated July 14, 2008.  Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 17, 2008. *

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Registrants Current Report on Form 8-K (file No. 000-51353) filed with the Commission on August 24, 2007.

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
** Pursuant to Item 601(b) (2) of Regulation S-K, the schedules to these agreements have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.