Form 10-Q
period 2009-03-31
NEW MOTION, INC.
filed 2009-05-12
CIK 1022899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________
Commission File Number: 001-12555

New Motion, Inc.
Doing business as

(Exact name of registrant as specified in its charter)

Delaware	06-1390025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 7th Avenue, 10th Floor, New York, NY 10018
(Address of principal executive offices and ZIP Code)

(212) 716-1977
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.
Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes    ☒     No  ☐

As of May 8, 2009, the Company had 20,360,962 shares of Common Stock, $.01 par value, outstanding, which excludes 2,741,318 shares held in treasury.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$22,646	$20,410
Marketable securities	243	4,245
Accounts receivable, net of allowance for doubtful accounts of $3,926 and $2,938	15,110	16,790
Income tax receivable	2,891	2,666
Prepaid expenses and other current assets	4,847	3,686

Total Currents Assets	45,737	47,797

PROPERTYAND EQUIPMENT, net of accumulated depreciation of $1,597 and $1,435	3,500	3,525
GOODWILL	11,981	11,075
INTANGIBLE ASSETS, net of accumulated amortization of $7,074 and $5,683	11,117	12,508
INVESTMENTS, ADVANCES AND OTHER ASSETS	4,314	3,858

TOTAL ASSETS	$76,649	$78,763

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$10,598	$7,194
Accrued expenses	9,862	13,941
Note payable	1,881	1,858
Deferred revenue and Other current liabilities	1,613	1,121

Total Current Liabilities	23,954	24,114

STOCKHOLDERS' EQUITY
Common stock - par value $.01, 100,000,000 authorized, 23,032,000 and 22,992,280 shares issued at 2009 and 2008, respectively; and, 20,290,682 and 21,083,354 shares outstanding at 2009 and 2008, respectively.	230	230
Additional paid-in capital	177,563	177,347
Accumulated other comprehensive loss	(312)	(286)
Common stock, held in treasury, at cost, 2,741,318 shares	(4,992)	(4,053)
Accumulated deficit	(120,036)	(118,849)

Total New Motion's Stockholders' Equity	52,453	54,389

NONCONTROLLING INTEREST	242	260

TOTAL EQUITY	52,695	54,649

TOTAL LIABILITIES AND EQUITY	$76,649	$78,763

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Subscription	$5,377	$13,282
Transactional	18,171	15,456
NET REVENUES	23,548	28,738

OPERATING EXPENSES
Cost of media-third party	15,475	20,070
Product and distribution	2,254	2,362
Selling and marketing	2,785	1,951
General and administrative and other operating	3,266	4,415
Depreciation and amortization	1,555	565
	25,335	29,363

LOSS FROM OPERATIONS	(1,787)	(625)

OTHER (INCOME) EXPENSE
Interest income and dividends	(46)	(292)
Interest expense	50	7
Other (income) expense	(1)	130
	3	(155)

LOSS BEFORE TAXES AND EQUITY IN LOSS OF INVESTEE	(1,790)	(470)

INCOME TAXES	(670)	(174)

NET LOSS	(1,120)	(296)

EQUITY IN LOSS OF INVESTEE, AFTER TAX	85	-

LESS : NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, AFTER TAX	(18)	(29)

NET LOSS ATTRIBUTABLE TO NEW MOTION, INC	$(1,187)	$(267)

NET LOSS ATTRIBUTABLE TO NEW MOTION, INC PER SHARE
Basic	$(0.06)	$(0.01)
Diluted	$(0.06)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,790,942	18,932,871
Diluted	20,790,942	18,932,871

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEW MOTION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Cash Flows From Operating Activities
Net loss	$(1,187)	$(267)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	988	(5)
Depreciation and amortization	1,555	565
Stock-based compensation expense	341	694
Net loss on sale of marketable securities	-	53
Deferred income taxes	(863)	180
Net Loss attributable to noncontrolling interest	(18)	(29)
Equity in loss of investee	153	-
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	1,179	1,767
Prepaid income tax	(225)	(202)
Prepaid expenses and other current assets	(593)	(527)
Accounts payable	3,404	568
Other, principally accrued expenses	(5,010)	449

Net cash used in operating activities	(276)	3,246

Cash Flows From Investing Activities
Purchases of marketable securities	-	(4,972)
Proceeds from sales of marketable securities	4,000	7,706
Business combinations	-	10,575
Capital expenditures	(214)	(383)
Cash paid for investments and other advances	(309)	-

Net cash provided by investing activities	3,477	12,926

Cash Flows From Financing Activities
Repayments of notes payable	(20)	(171)
Purchase of common stock held in treasury	(939)	-
Proceeds from exercise of options	-	36

Net cash used in financing activities	(959)	(135)

Effect of exchange rate changes on cash and cash equivalents	(6)	(92)

Net Increase In Cash and Cash Equivalents	2,236	15,945
Cash and Cash Equivalents at Beginning of Year	20,410	987

Cash and Cash Equivalents at End of Year	$22,646	$16,932

SUPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash (paid) for interest	$(4)	$(7)
Cash (paid) refunded for taxes	$(264)	$(900)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NEW MOTION, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
For the Three Months Ended March 31,
(Dollars in thousands, except per share data)

					Retained	Accumulated
				Additional	Earnings	Other				Total
	Comprehensive	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Noncontrolling	shareholders'
	Loss	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Interest	Equity
Balance at December 31, 2008		22,992,280	$230	$177,347	$(118,849)	$(286)	1,908,926	$(4,053)	$260	$54,649
Net loss attributable to New Motion. Inc.	(1,187)	-	-	-	(1,187)	-	-	-	(18)	(1,205)
Foreign currency translation adjustment	(26)	-	-	-	-	(26)	-	-		(26)
Comprehensive loss	(1,213)	-								-

Stock based compensation expense	-	-	-	341	-	-	-	-		341
Restricted Stock vested	-	39,720	-	-	-	-	-	-		-
Tax shortfall on Stock based compensation	-	-	-	(125)	-	-	-	-		(125)
Purchase of common stock, at cost	-	-	-	-	-	-	832,392	(939)		(939)

Balance at March 31, 2009		23,032,000	$230	$177,563	$(120,036)	$(312)	2,741,318	$(4,992)	$242	$52,695

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NEW MOTION, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008, and the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2008. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed on March 27, 2009.

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

Note 2 – Investments and Advances

Marketing Services Agreement with Central Internet Corporation d/b/a Shopit.com

On December 2, 2008 the Company entered into a Marketing Services and Content Agreement with Central Internet Corporation which operates the website www.shopit.com (Hereinafter referred to as “Shopit”).  Under the agreement the Company is required to perform certain marketing and administrative services for Shopit and distribute proprietary and third party advertisements through Shopit.com and its social media advertising network. The agreement provides Shopit with a revenue share of all leads monetized by the Company. As part of the agreement, the Company was required to make periodic advance payments totaling $1.025 million through March 2009. The advances, which are secured under separate agreement, are recoverable on a dollar for dollar basis against future revenues and the Company has taken action to obtain further security in the assets of Shopit. As of March 31, 2009 the Company had made $1.025 million in advance payments under the agreement which is recorded on balance sheet in prepaid expense and other current assets.

 Joint Venture with Visionaire and Mango Networks

On July 30, 2008, the Company entered into a Joint Venture Agreement to launch online and mobile marketing services and offer the Company’s mobile products in the Indian market.  Under the agreement, the Company owns 19% of the Joint Venture and is required to pay up to $325,000 in return for Compulsory Convertible Debentures which can be converted to common stock at any time, at the Company’s sole discretion. Under the agreement, the Company is entitled to one of three seats on the Board of Directors. The company is accounting for the investment under the cost method of accounting. Amounts paid under the agreement as of March 31, 2009 were $125,000.

Investment in The Billing Resource, LLC

On October 30, 2008, the Company acquired a 36% noncontrolling interest in The Billing Resource, LLC (“TBR”). TBR provides alternative billing services to the Company and unrelated third parties. The Company contributed $2.2 million on formation and has committed to provide an additional $1.0 million of working capital to support near term growth. As of March 31, 2009, the Company has contributed $0.5 million of working capital to TBR. In addition, the Company has an operating agreement with TBR whereby TBR provides billing services to the Company and its customers.  The agreement was transacted in the normal course of business and negotiated on an arm’s length basis.

The Company recorded its investment in TBR under the equity method of accounting and as such would present its equity in earnings and losses in TBR within its quarterly and year end reported results. The Company recorded $85,000 as equity in earnings for the three months ended March 31, 2009.

Note 3 - Notes Payable

In connection with the acquisition of Ringtone.com, the Company delivered a convertible promissory note (the “Note”) with the aggregate principal amount of $1.75 million, which accrues interest at a rate of 10% per annum. The Note is payable on the earlier to occur of either (i) July 1, 2009, or (ii) 5 days after the Company gives written notice to Ringtone.com of its intent to prepay the Note (the “Maturity Date”). The Note is optionally convertible by Ringtone.com on the Maturity Date into the Company’s common stock at a conversion price of $5.42 per share. As the effective conversion price was significantly greater than the fair value of the Company’s stock at the commitment date, no value was assigned to the conversion feature upon issuance. The payment of principal and interest on the Note is subject to certain recoupment provisions contained in the Note and in the Asset Purchase Agreement “APA”.

FASB issued Staff Position APB14-1 (FSP APB 14-1) which requires that issuers of convertible debt separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The application of FSP APB 14-1 did not result in a material change to the Company’s financial statements.

New Motion had a fully amortizable note payable due to Oracle for hardware and software purchases made on February 28, 2007 (“Oracle Note”). The term of the note was two years and interest charged thereunder was approximately 8% per annum. As of December 31, 2008, the principal balance of the Oracle note payable was approximately $20,000. The note plus interest was paid in February 2009.

Note 4 - Concentration of Business and Credit Risk

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

In addition, the Company also has customers other than aggregators that represent significant amounts of revenues and accounts receivable.

	For the three months
	Ended March 31,
	2009	2008

Revenues
Customer A	29%	16%
Billing Aggregator B	9%	0%
Billing Aggregator C	8%	37%
Other Customers & Aggregators	54%	47%

	For the three months
	Ended March 31,
	2009	2008

Accounts Receivable
Billing Aggregator B	21%	0%
Customer A	18%	8%
Billing Aggregator C	11%	33%
Other Customers & Aggregators	50%	59%

Note 5 – Goodwill

The gross carrying value of goodwill and intangibles as well as the accumulated amortization of the intangibles are as follows:

		March 31, 2009				December 31, 2008
	Useful	Gross		Impairment/	Net	Gross	Impairment/	Net
	Life	Carrying	Acquisition	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Value	Adjustments	Amortization	Value	Value	Amortization	Value

Unamortized intangible assets:
Goodwill		$11,075	$906	$-	11,981	$125,858	$(114,783)	$11,075

Other unamortized identifiable intangible
assets:
Trademarks		11		-	11	11	-	11
Trademarks		5,323		-	5,323	5,323	-	5,323
Domain Name		1,174		-	1,174	1,174	-	1,174

Other amortized identifiable intangible assets:

Acquired Software Technology	3	2,431		(945)	1,486	2,431	(743)	1,688
Domain Name	3	550		(214)	336	550	(168)	382
Licensing	2	580		(580)	-	580	(580)	-
Trade names	9	1,320		(171)	1,149	1,320	(134)	1,186
Customer list	1.5	949		(949)	-	949	(949)	-
Customer list	3	669		(260)	409	669	(205)	464
Subscriber Database	1	3,956		(3,668)	288	3,956	(2,679)	1,277
Restrictive Covenants	5	1,228		(287)	941	1,228	(225)	1,003
Total identifiable intangible assets		$18,191	$-	$(7,074)	$11,117	$18,191	$(5,683)	$12,508

During the first quarter of 2009, the Company revised its estimate of the fair market value of certain pre acquisition contingencies and other merger related liabilities which resulted in the increase of its liabilities by approximately $0.9 million.

Note 6 - Stock-based compensation

The fair value of share-based awards granted is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions for this model are expected term, expected volatility, risk-free interest rate, dividend yield and strike price. Many of these assumptions are judgmental and highly sensitive. There were no options granted for the period ending March 31, 2009. A total of 39,720 shares of restricted stock vested during the period ended March 31, 2009. The Company recorded $341,000 and $694,000 of share based compensation expenses for the three months ended March 31, 2009 and 2008, respectively, as follows:

	For the three months ended March 31,
	2009	2008
Product and distribution	$45	$71
Selling and marketing	-	-
General and administrative and other operating	296	623

	$341	$694

Note 7 - Loss Per Share Attributable to New Motion, Inc

Basic loss per share attributable to New Motion, Inc. is computed by dividing reported loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the effect, if any, of the potential issuance of additional shares of common stock as a result of the exercise or conversion of dilutive securities, using the treasury stock method. Potential dilutive securities for the Company include outstanding stock options, warrants and convertible debt.

The computational components of basic and diluted loss per share are as follows:

	Three Months ended
	March 31,
	2009	2008
EPS Denominator:
Basic weighted average shares	20,790,942	18,932,871
Effect of dilutive securities	-	-
Diluted weighted average shares	20,790,942	18,932,871

EPS Numerator (effect on net income):
Net loss attributable to New Motion, Inc.	$(1,187)	$(267)
Effect of dilutive securities	-	-
Diluted loss attributable to New Motion, Inc.	$(1,187)	$(267)

Earnings per share:
Basic weighted average loss attributable to New Motion, Inc.	$(0.06)	$(0.01)
Effect of dilutive securities	-	-
Diluted weighted average loss attributable to New Motion, Inc.	$(0.06)	$(0.01)

The Company has issued options, a convertible note payable and warrants, which may have a dilutive effect on reported earnings if they are exercised or converted to common stock. Common stock underlying outstanding options, convertible securities and warrants were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008, because their inclusion would be anti dilutive when applied to the Company’s net loss per share.

Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following shares were excluded from the calculation of diluted earnings per share:

Anti Diluted EPS Disclosure

	Three Months ended
	March 31,
	2009	2008

Convertible note payable	322,878	-
Options	2,773,372	3,531,789
Restricted Stock	70,280	110,000
Warrants	314,443	314,443

The per share exercise prices of the options were $0.48 - $14.00 for the three months ended March 31, 2009 and 2008. The per share exercise prices of the warrants were $3.44 - $5.50 for the three months ended March 31, 2009 and 2008. The convertible note payable with a face value of $1,750,000, and a conversion price of $5.42, has a post conversion effect of 322,878 shares, if converted.

Note 8 —Stockholders’ Equity

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

During the three months ended March 31, 2009, the Company repurchased 832,392 shares at an average purchase price of $1.13. For the year ended December 31, 2008, the Company repurchased 1,908,926 shares of its common stock at an average purchase price of $2.12 per share. Total cash consideration for the repurchased stock to date is $5.0 million at an average price of $1.82.

There is no guarantee as to the exact number of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management under the direction of the Company’s Board of Directors determines additional repurchases are not warranted. The amounts authorized by the Company’s Board of Directors exclude broker commissions.

Note 9 - Income Taxes

The effective tax rate for income before noncontrolling interest and loss on investee was 37.4% and 37.0% for the three months ended March 31, 2009 and 2008, respectively.

FIN 48 Disclosures

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. There were accrued penalties and interest recorded on the Balance Sheet in Merger Related Accruals for the three months ended March 31, 2009, related to uncertain tax benefits for Traffix Inc.

The Company is subject to taxation in the US Federal, State and many foreign jurisdictions. The Company’s tax years for 2006 and 2007 are subject to examination by the tax authorities.  In addition, the tax returns for certain acquired entities are also subject to examination. As of March 31, 2009, the total liability for uncertain tax liabilities recorded in our balance sheet in Merger Related accruals is $450,000. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations however, cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax, or goodwill, to the extent such adjustments relate to acquired entities.  Although the timing or the resolution and/or closure of the audits is highly uncertain, the Company does not believe that its unrecognized tax benefit will materially change in the next twelve months.

Note 10 – Noncontrolling Interest in Consolidated Financial Statements

Mobile Entertainment Channel Corporation (MECC) is a Nevada corporation in which New Motion owns 49%. New Motion shall receive 50% of the amount of any dividends or other distributions made by the joint venture. The results of MECC are consolidated within the financial statements under FIN 46(R). There has been no change in the Company’s ownership of MECC for the three months ended March 31, 2009 and 2008.

Note 11 - Recent Accounting Pronouncements

In December 2008, the EITF issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). This issue clarifies the accounting for defensive assets, which are separately identifiable intangible assets acquired in an acquisition which an entity does not intend to actively use but does intend to prevent others from using. EITF 08-7 requires an acquirer to account for these assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. This issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of EITF 08-7 did not have an impact on the Company’s financial statements.

FASB issued Staff Position APB14-1 (FSP APB 14-1) which requires that issuers of convertible debt separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The application of FSP APB 14-1 did not result in a material change to the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not have an impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, “Determining the Useful Life of Intangible Assets” FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have an impact on the Company’s financial statements.

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of SFAS No. 157,” which defers the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP delayed the implementation of SFAS 157 for the Company’s accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or market until January 1, 2009. There is no impact on the financial statements for the three months ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which we refer to as SFAS No. 160. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Except for presentation and disclosure requirements, the adoption of SFAS 160 had no material impact on the Company’s financial statements.

 In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141R will have on adoption on our accounting for future acquisitions. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard any release of the valuation allowance related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released. Additionally, under SFAS 141R transaction-related expenses, which were previously capitalized, will be expensed as incurred. The impact of SFAS 141R will depend on the nature of acquisitions completed after adoption.

Note 12 - Commitments and contingencies

In 2007, the Office of the Attorney General of the State of Florida commenced an investigation of the advertising and business practices of the third party wireless content industry including the Company and its acquired entities, namely Traffix, Inc. On February 12, 2009, the Company approached the Florida Attorney General to volunteer its compliance and cooperate with the ongoing investigation, and contribute to the remediation and educational initiatives of the Florida Attorney General.  In connection with this matter, the Company estimates that total costs will approximate $1.125 million which is included in the Consolidated Balance Sheet through purchase accounting. The Company paid $500,000 of the estimated $1.125 million to the State of Florida in the three months ended March 31, 2009.

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

On February 2, 2009 the Company filed a complaint against Mobile Messenger PTY LTD and its subsidiary Mobile Messenger Americas, Inc. (“Mobile Messenger”) to recover monies owed the Company in connection with transaction activity incurred in the ordinary and normal course and also included declaratory relief concerning demands made by Mobile Messenger's for indemnification in Mobile Messenger's settlement in its Florida Class Action Matter which it settled in late 2008  (“Grey vs. Mobile Messenger”). Mobile Messenger, a party also involved in the Florida Attorney General investigation described herein, brought upon the Company a cross complaint seeking injunctive relief, indemnification, damages exceeding $17 million, and recoupment of attorney’s fees. The Company disputes the allegations and intends to vigorously defend itself in these matters considering, among other things, the specific facts surrounding the underlying claims against the Company, which we believe, are without merit.

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

Item 2. Management’s Discussion and Analysis

CAUTIONARY STATEMENT

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2009 and 2008. Except for historical information, the matters discussed in this “Management’s Discussion and Analysis” are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the “ forward-looking statements” as a result of, among other things, the factors described under the “Cautionary Statements and Risk Factors” included elsewhere in this report. The information contained in this Form 10-Q, as at and for the three months ended March 31, 2009 and 2008, is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 of New Motion, Inc. (“we,” “our,” “us”, the “Company,” or “New Motion”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in our Annual Report on Form 10-K.

A NOTE CONCERNING PRESENTATION

This Quarterly Report on Form 10-Q contains information concerning New Motion, Inc. as it pertains to the periods covered by this report - for the three months ended March 31, 2009 and 2008.

Executive Overview

New Motion, Inc., doing business as Atrinsic, is one of the leading digital advertising and marketing services companies in the United States. Atrinsic has two main service offerings, Transactional services and Subscription services. Transactional services offers full service online marketing and distribution services which are targeted and measurable online campaigns and programs for marketing partners, corporate advertisers, or their agencies, generating qualified customer leads, online responses and activities, or increased brand recognition. Subscription services offer our portfolio of subscription based content applications direct to users working with wireless carriers and other distributors.

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

Our goal is to optimize revenues from each of our qualified leads, regardless of the nature of the services we provide to such parties. Over an extended period of time our ability to generate incremental revenues relies on our ability to increase the size and scope of our media, our ability to target campaigns, and our ability to convert qualified leads into appropriate revenue generating opportunities

In managing our business, we internally develop programming or partner with online content providers to match users with our service offerings, and those of our advertising clients. Our continued success and prospects for growth are dependent on our ability to acquire content in a cost effective manner. Our results may also be impacted by overall economic conditions, trends in the online marketing and telecommunications industry, competition, and risks inherent in our customer database, including customer attrition.

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

Results of Operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

In terms of comparability, the March 31, 2008 total revenue and operating expenses include two months of Traffix, Inc. activity and none for Ringtone.com LLC whereas March 31, 2009 total revenue and operating expenses includes three full months of Traffix, Inc. and Ringtone.com LLC activity.

Revenues presented by type of activity are as follows for the three month periods ending March 31:

	For the three months ended March 31,		Change Inc.(Dec.)	Change Inc.(Dec.)
	2009	2008	$	%

Subscription	$5,377	$13,282	$(7,905)	-60%
Transactional	$18,171	$15,456	$2,715	18%

Total Revenues (1)	$23,548	$28,738	$(5,190)	-18%

(1)
As described above, the Company currently aggregates revenues based on the type of user activity monetized. The Company’s objective is to optimize total revenues from the user experience. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Subscription and Transactional services.

Revenues decreased approximately $5.2 million, or 18%, to $23.5 million for the three months ended March 31, 2009, compared to $28.7 million for the three months ended March 31, 2008.

Subscription revenue decreased by approximately $7.9 million, or 60%, to $5.4 million for the three months ended March 31, 2009, compared to $13.3 million for the three months ended March 31, 2008. The decrease in subscription service revenue was principally attributable to a decrease in the average number of billable subscribers during the period. We ended the first quarter of 2009 with approximately 419,000 subscribers, compared to approximately 1.0 million at the end of the first quarter of 2008. The number of subscribers is largely, but not precisely, correlated to the periodic reported revenues as a result of inter-period volatility and the circumstance that subscribers are billed on a monthly basis.

Transactional revenue increased by approximately $2.7 million or 18% to $18.2 million for the three months ended March 31, 2009 compared to $15.5 million for the three months ended March 31, 2008. The increase is principally attributed to the acquisition of Traffix, Inc. which took place February 4, 2008.

Operating Expenses

	For the three months ended		Change	Change
	March 31,		Inc.(Dec.)	Inc.(Dec.)
	2009	2008	$	%

Operating Expenses
Cost of Media - 3rd party	$15,475	$20,070	(4,595)	-23%
Product and distribution	2,254	2,362	(108)	-5%
Selling and marketing	2,785	1,951	834	43%
General and administrative and other operating	3,266	4,415	(1,149)	-26%
Depreciation and Amortization	1,555	565	990	175%

Total Operating Expenses	$25,335	$29,363	$(4,028)	-14%

Cost of Media

Cost of Media decreased by $4.6 million to $15.5 million for the three months ended March 31, 2009 from $20.1 million for the three months ended March 31, 2008. For 2009, Cost of Media – 3 rd party includes media purchased for monetization of both transactional and subscription revenues. The decrease was proportionately correlated to the decline in the related revenue. Where possible, the Company has curtailed its discretionary spending as a result of uncertainties in the marketplace and plans to increase such expenditures with the launch of new products and initiatives.

Product and Distribution

Product and distribution expense decreased by $108,000 to $2.3 million for the three months ended March 31, 2009 compared to $2.4 million for the three months ended March 31, 2008. Product and distribution expenses are costs necessary to develop and maintain proprietary content, support and maintain our websites, user data and technology platforms which drive both our transactional and subscription based revenues. Included in product and distribution cost is stock compensation expense of $45,000 and $71,000 for the three months ended March 31, 2009 and 2008 respectively.

Selling and Marketing

Selling and marketing expense increased by $0.8 million to $2.8 million in the three months ended March 31, 2009 as compared to $2.0 million for the three months ended March, 2008. The Company’s bad debt expense increased by approximately $1.0 million for the three months ended March 31, 2009 compared to for the three months ended March 31, 2008 partially offset by a reduction in salaries and other marketing costs.

General, Administrative and Other Operating

General and administrative expenses decreased by approximately $1.1 million to $3.3 million for the three months ended March 31, 2009 compared to $4.4 million for the three months ended March 31, 2008. The decrease is primarily due to a reduction in labor and related costs, professional and consulting fees, facilities and related costs. The Company continues to make appropriate and modest investments in labor, facilities, technology infrastructure, and utilization of third party professional service providers to support its continued growth, business development and corporate governance initiatives. Included in general and administrative expense is stock compensation expense of $296,000 and $623,000 for the three months ended March 31, 2009 and 2008 respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $1.0 million to $1.6 million for the three months ended March 31, 2009 compared to $0.6 million for the year three months ended March 31, 2008 principally as a result of the increase in intangible assets as a result of the acquisitions of Traffix, Inc. on February 4, 2008 and Ringtone.com LLC on June 30, 2008, and an increase in leasehold improvements for the Company’s New York City headquarters.

Loss from Operations

Operating loss increased to approximately $1.8 million for the three months ended March 31, 2009, compared to an operating loss of $0.6 million for the three months ended March 31, 2008. The Company’s revenue decreased by 18% with a corresponding decrease in operating expenses of 14%.

Interest income and dividends

Interest and dividend income decreased $246,000 to $46,000 for the three months ended March 31, 2009, compared to $292,000 for the three months ended March 31, 2008. The reduction is mainly due to a decrease in the balances of cash and marketable securities at March 31, 2009 compared to March 31, 2008, as well as a reduction in the rate of return on invested capital.

Interest expense

Interest expense increased $43,000 to $50,000 for the three months ended March 31, 2009, compared to $7,000 for the three months ended March 31, 2008. The increase is due principally to interest accrued on the note payable.

Income Taxes

Income tax benefit, before noncontrolling interest and loss on investee, for the three months ended March 31, 2009 and 2008 was $670,000 and $174,000 respectively and reflects an effective tax rate of 37.6% and 37.0% respectively. The Company had a loss before taxes of $1.8 million for the three months ended March 31, 2009 compared to $0.5 million for the three months ended March 31, 2008.

Equity in Loss of Investee

Equity in loss of investee was ($85,000), net of taxes and represents the Company’s 36% interest in The Billing Resource, LLC.

Net loss attributable to noncontrolling interest

Noncontrolling interest for the three months ended March 31, 2009 was ($18,000) compared to ($29,000) for the three months ended March 31, 2008.

Net Loss attributable to New Motion, Inc.

Net loss increased by $0.9 million to $1.2 million for the three months ended March 31, 2009 as compared to a net loss of $0.3 million for the three months ended March 31, 2008. This increase resulted from the factors described above.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which may include share repurchases, business combinations, capital expenditures, principal and interest payments on its outstanding and future indebtedness, and working capital requirements. As of March 31, 2009, the Company had cash and cash equivalents of approximately $22.6 million, marketable securities of approximately $0.2 million and a working capital balance of approximately $21.8 million. The Company used approximately $276,000 in operations for the three months ended March 31, 2009 and, contingent on prospective operating performance, may require reductions in discretionary variable costs and other realignments to permanently reduce fixed operating costs.

In conjunction with the Company’s objective of enhancing shareholder value, the Company’s Board of Directors authorized a share repurchase program. Under this share repurchase program, the Company purchased 832,392 shares of the Company’s common stock for an aggregate price of approximately $1.0 million during the three months ended March 31, 2009.

The Company believes that its existing cash and cash equivalents and anticipated cash flows from operating activities will be sufficient to fund minimum working capital and capital expenditure needs for at least the next twelve months. The extent of the Company’s future capital requirements will depend on many factors, including its results of operations. If the Company’s cash flows from operations is less than anticipated or its working capital requirements or capital expenditures are greater than expectations, or if the Company expands its business by acquiring or investing in additional products or technologies, it may need to secure additional debt or equity financing. The Company is continually evaluating various financing strategies to be used to expand its business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms, it at all. The potential inability to obtain additional debt or equity financing, if required, could have a material adverse effect on the Company’s operations.

In connection with its investments the Company is obligated to fund investments totaling approximately $0.7 million in 2009. Furthermore, management anticipates the risk adjusted return is sufficiently in excess of the contributed capital obligations, as of this date.  There is however, no guarantee of the anticipated returns. In addition, management has taken considerable actions to secure its interest in achieving such a return.

New Accounting Standards and Interpretations

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 will not have an impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, “Determining the Useful Life of Intangible Assets” FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 will not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141R will have on adoption on our accounting for future acquisitions. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard any release of the valuation allowance related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released. Additionally, under SFAS 141R transaction-related expenses, which were previously capitalized, will be expensed as incurred. The impact of SFAS 141R will depend on the nature of acquisitions completed after adoption.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS-159”), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007. The Company elected not to adopt the provisions of SFAS 159 for its financial instruments that are not required to be measured at fair value.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Members of the our management, including our Chief Executive Officer, Burton Katz, and Chief Financial Officer Andrew Zaref, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Katz and Zaref concluded that our disclosure controls and procedures were effective for the period ended March 31, 2009.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the first quarter ended March 31, 2009, we generated a significant portion of our revenues from the sale of our products and services directly to consumers which are billed through wireless aggregators and carriers. We expect that we will continue to bill a significant portion of our revenues through a limited number of aggregators for the foreseeable future, although these aggregators may vary from period to period. In a risk diversification and cost saving effort, we have established a direct billing relationship with a carrier that mitigates a portion of our revenue generation risk as it relates to aggregator dependence; conversely this risk is replaced with internal performance risk regarding our ability to successfully process billable messages directly with the carrier.

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

During the three months ended March 31, 2009, all of our revenue was generated, directly or indirectly, through the Internet in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers' websites as well as confirmation and management of mobile services.  This business model may not continue to be effective in the future for the following reasons:

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

In both our subscription services and transaction services, we compete primarily on the basis of marketing acquisition cost, brand awareness, consumer penetration and carrier and distribution depth and breadth.  We consider our primary subscription business competitors to be Buongiorno, Playphone, Dada Mobile, Acotel, Glu Mobile, Cellfish (Lagadere), Jamster (Fox), Hands on Mobile and Thumbplay. In our transactional business, we consider Azoogle, Value Click, Miva, Kowabunga! (Think Partnership), Right Media, iCrossing, 360i, iProspect, Publicis (Formerly Digitas), Omnicom and Blue Lithium to be our primary competitors. In the future, likely competitors may include other major media companies, traditional video game publishers, wireless carriers, content aggregators, wireless software providers and other pure-play wireless subscription publishers, and Internet affiliate and network companies.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of March 31, 2009, a majority of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

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

In 2007, the Office of the Attorney General of the State of Florida commenced an investigation of the advertising and business practices of the third party wireless content industry including the Company and its acquired entities, namely Traffix, Inc. On February 12, 2009, the Company approached the Florida Attorney General to volunteer its compliance and cooperate with the ongoing investigation, and contribute to the remediation and educational initiatives of the Florida Attorney General. In connection with this matter, at December 31, 2008 the Company estimates that total costs approximate $1.125 million which is included Accrued Expenses in the Consolidated Balance Sheet. During the three months ended March 31, 2009, $500,000 was paid to the State of Florida.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases.

On April 8, 2008, the Company’s Board of Directors authorized management to repurchase up to $10 million of common stock through May 31, 2009. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, and other factors, including management’s discretion. Repurchases may be made through privately negotiated transactions and in the open market. The Board of Directors of the Company may modify, extend, or terminate the share repurchase program at any time, and there is no guarantee of the exact number of shares that will be repurchased under the program. Repurchases will be funded from available working capital, and subject to other limitations.

During the three months ended March 31, 2009, the Company repurchased an aggregate of 832,392 shares of its common stock at a cost of approximately $1.0 million, at an average of $1.13 per share.

Issuer Purchases of Equity Securities
			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as Part	Shares That May
	(a) Total Number		Of Publicly	Yet Be Purchased
	Of Shares	(b) Average Price	announced Plans	Under Plans Or
	Purchased	Paid per Share	or Programs	Programs
Beginning balance January 1, 2009	1,908,926		1,908,926	$5,946,791

January 1 to January 31, 2009	472,392	$1.02	472,392	$5,464,944

February 1 to February 28, 2009	-	$-	-	$5,464,944

March 1 to March 31, 2009	360,000	$1.27	360,000	$5,007,737

Total	2,741,318		2,741,318

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 12, 2009

BY:	/s/ Burton Katz	BY:	/s/ Andrew Zaref
Burton Katz		Andrew Zaref
Chief Executive Officer		Chief Financial Officer
(Principal Financial and Accounting Officer)