Form 10-Q
period 2009-06-30
Atrinsic, Inc.
filed 2009-08-14
CIK 1022899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________
Commission File Number: 001-12555

ATRINSIC, INC

(Exact name of registrant as specified in its charter)

Delaware	06-1390025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 7th Avenue, 10th Floor, New York, NY 10018
(Address of principal executive offices) (ZIP Code)

(212) 716-1977
(Registrant’s telephone number, including area code)

New Motion, Inc.
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
Yes ☐   No ☒

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
Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes    ☒     No  ☐

As of August 11, 2009, the Company had 20,801,424 shares of Common Stock, $.01 par value, outstanding, which excludes 2,741,318 shares held in treasury.

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except per share data)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$20,435	$20,410
Marketable securities	-	4,245
Accounts receivable, net of allowance for doubtful accounts of $4,375 and $2,938	11,338	16,790
Income tax receivable	2,992	2,666
Prepaid expenses and other current assets	4,697	3,686

Total Currents Assets	39,462	47,797
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $760 and $1,435	3,320	3,525
GOODWILL	12,096	11,075
INTANGIBLE ASSETS, net of accumulated amortization of $7,765 and $5,683	10,426	12,508
DEFERRED TAXES	2,305	778
INVESTMENTS, ADVANCES AND OTHER ASSETS	2,696	3,080

TOTAL ASSETS	$70,305	$78,763

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$7,008	$7,194
Accrued expenses	9,895	13,941
Note payable	-	1,858
Deferred revenues and other current liabilities	2,147	1,121

Total Current Liabilities	19,050	24,114

STOCKHOLDERS' EQUITY
Common stock - par value $.01, 100,000,000 authorized, 23,065,056 and 22,992,280 shares issued at 2009 and 2008, respectively; and, 20,323,738 and 21,083,354 shares outstanding at 2009 and 2008, respectively.	231	230
Additional paid-in capital	178,184	177,347
Accumulated other comprehensive loss	(183)	(286)
Common stock, held in treasury, at cost, 2,741,318 and 1,908,926 shares as of June 30, 2009 and December 31, 2008.	(4,992)	(4,053)
Accumulated deficit	(121,985)	(118,849)
Total Stockholders' Equity	51,255	54,389

NONCONTROLLING INTEREST	-	260

TOTAL EQUITY	51,255	54,649

TOTAL LIABILITIES AND EQUITY	$70,305	$78,763

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Subscription	$4,833	$10,274	$10,210	$23,556
Transactional	12,175	21,177	30,346	36,633
NET REVENUE	17,008	31,451	40,556	60,189

OPERATING EXPENSES
Cost of media-third party	10,472	19,854	25,948	39,924
Product and distribution	2,597	2,591	4,851	4,953
Selling and marketing	2,142	2,210	4,927	4,161
General, administrative and other operating	3,639	4,625	6,905	9,040
Depreciation and amortization	1,007	715	2,562	1,280
	19,857	29,995	45,193	59,358

(LOSS) INCOME FROM OPERATIONS	(2,849)	1,456	(4,637)	831

OTHER (INCOME) EXPENSE
Interest income and dividends	(16)	(75)	(62)	(360)
Interest expense	26	-	76	-
Other expense (income)	6	(255)	5	(125)
	16	(330)	19	(485)
(LOSS) INCOME BEFORE TAXES AND EQUITY IN LOSS OF INVESTEE	(2,865)	1,786	(4,656)	1,316

INCOME TAXES	(930)	768	(1,600)	594

EQUITY IN (EARNINGS) LOSS OF INVESTEE, AFTER TAX	(33)	-	52	-

NET (LOSS) INCOME	(1,902)	1,018	(3,108)	722

LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST, AFTER TAX	46	(48)	28	(76)

NET (LOSS) INCOME ATTRIBUTABLE TO ATRINSIC, INC	$(1,948)	$1,066	$(3,136)	$798

NET (LOSS) INCOME ATTRIBUTABLE TO ATRINSIC, INC PER SHARE
Basic	$(0.10)	$0.05	$(0.15)	$0.04
Diluted	$(0.10)	$0.05	$(0.15)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,294,869	22,664,860	20,537,557	20,613,896
Diluted	20,294,869	23,176,573	20,537,557	21,209,564

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands, except per share data)
	Six Months Ended
	June 30,
	2009	2008

Cash Flows From Operating Activities
Net (loss) income	$(3,108)	$722
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	1,474	738
Depreciation and amortization	2,562	1,280
Stock-based compensation expense	822	1,080
Net loss on sale of marketable securities	-	175
Deferred income taxes	(1,661)	(88)
Equity in loss of investee	81	-
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	4,995	1,407
Prepaid income tax	(326)	-
Prepaid expenses and other current assets	(206)	(1,126)
Accounts payable	(185)	(6,692)
Other, principally accrued expenses	(5,120)	936
Net cash used in operating activities	(672)	(1,568)

Cash Flows From Investing Activities
Cash received from investee	1,080	-
Cash paid for investments and other advances	(781)	(7,041)
Purchases of marketable securities	-	(6,332)
Proceeds from sales of marketable securities	4,242	20,658
Business combinations	(115)	12,271
Acquistion of loan receivable	(480)	-
Capital expenditures	(264)	(972)

Net cash provided by investing activities	3,682	18,584

Cash Flows From Financing Activities
Repayments of notes payable	(1,750)	(1)
Liquidation of non-controlling interest	(288)	-
Purchase of common stock held in treasury	(939)	(1,047)
Proceeds from exercise of options	-	197
Net cash used in financing activities	(2,977)	(851)

Effect of exchange rate changes on cash and cash equivalents	(8)	-

Net Increase In Cash and Cash Equivalents	25	16,165
Cash and Cash Equivalents at Beginning of Year	20,410	987
Cash and Cash Equivalents at End of Year	$20,435	$17,152

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$68	$16
Cash paid for taxes	$264	$1,776

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATRINSIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
For the Six Months Ended June 30,
(Dollars in thousands, except per share data)

					Retained	Accumulated
				Additional	Earnings	Other
	Comprehensive	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Total
	Loss	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Interest	Equity

Balance at December 31, 2008		22,992,280	$230	$177,347	$(118,849)	$(286)	1,908,926	$(4,053)	$260	$54,649
Net loss	$(3,108)	-	-	-	(3,136)	-	-	-	28	(3,108)
Foreign currency translation adjustment	103	-	-	-	-	103	-	-	-	103
Comprehensive loss	$(3,005)
Liquidation of non controlling interest									(288)	(288)
Stock based compensation expense	-	72,776	1	821	-	-	-	-	-	822
Tax shortfall on Stock based compensation	-	-	-	(122)	-	-	-	-	-	(122)
Purchase of common stock, at cost	-	-	-	-	-	-	832,392	(939)	-	(939)
Return of Equity	-	-	-	138	-	-	-	-	-	138

Balance at June 30, 2009	-	23,065,056	$231	$178,184	$(121,985)	$(183)	2,741,318	$(4,992)	$-	$51,255

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008, the Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2008. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed on March 27, 2009.

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

Note 2 – Investments and Advances

Investments in Central Internet Corporation d/b/a Shopit.com

On December 2, 2008 the Company entered into a Marketing Services and License Agreement (the “Agreement”) with Shopit.  Under the Agreement the Company performed certain marketing and administrative services for Shopit and distributed proprietary and third party advertisements through Shopit.com and its social media advertising network. The Agreement provided Shopit with a revenue share of all leads monetized by the Company. Under the Agreement, the Company made periodic advance payments totaling $1.025 million and made incremental advances of $150,000 to support continued marketing and product development.  The advances were recoverable on a dollar for dollar basis against future revenues and were secured by the assets of Shopit. On June 8, 2009 the Company purchased $ 640,000 face amount of Shopit’s notes payable from the holders for cash consideration of $480,000 and share consideration of 80,000 shares of the Company’s common stock which were issued subsequent to June 30, 2009.  As a result of the cumulative aforementioned transactions, as of June 30, 2009, including all advances and investments in the Shopit notes payable, the Company’s cumulative investment totaled $1.65 million which is included in Prepaid Expenses and Other Current Assets on the June 30, 2009 Condensed Consolidated Balance Sheet.

On July 31, 2009 the Company entered into an Asset Purchase Agreement (“APA”) with Shopit pursuant to which the Company acquired certain assets of Shopit, including, but not limited to, the underlying product code, domain names, brand name and trademarks, and certain non-compete provisions. Upon closing, the Company paid approximately $450,000 in cash and delivered 380,000 shares of the Company’s Common stock of which 200,000 will be placed in escrow pending the outcome of certain defined matters.  Further, the Company agreed to the cancellation of $1.8 million in aggregate indebtedness. The valuation of the associated intangibles is in process, and the Company’s balance sheet at September 30, 2009 will include the Company’s estimate of the fair values of the assets acquired and the related estimated useful lives.

 Joint Venture with Visionaire and Mango Networks

On July 30, 2008, the Company entered into an agreement to launch online and mobile marketing services and offer the Company’s mobile products in the Indian market.  Under the agreement, the Company owns 19% of the Joint Venture and is required to pay up to $325,000 in return for Compulsory Convertible Debentures which can be converted to common stock at any time, at the Company’s sole discretion. Under the agreement, the Company is entitled to one of three seats on the Board of Directors. The Company is accounting for the investment under the cost method of accounting. Amounts paid under the agreement as of June 30, 2009 were $225,000.

Investment in The Billing Resource, LLC

On October 30, 2008, the Company acquired a 36% noncontrolling interest in The Billing Resource, LLC (“TBR”). TBR provides alternative billing services to the Company and unrelated third parties. The Company contributed $2.2 million on formation and has committed to provide an additional $1.0 million of working capital to support near term growth. As of June 30, 2009, the Company has contributed $0.9 million of working capital to TBR and received a return of capital of $1.08 million from TBR. As of June 30, 2009 the Company’s net investment in TBR totals $1.9 million and is included in Investments, Advances and Other Assets on the accompanying condensed consolidated balance sheet. In addition, the Company has an operating agreement with TBR whereby TBR provides billing services to the Company and its customers.  The agreement was transacted in the normal course of business and negotiated on an arm’s length basis. At June 30, 2009 TBR, its affiliated entities, and entities under common control are indebted to the Company $812,000 which are included in accounts receivables within the accompanying condensed consolidated balance sheet.

The Company records its investment in TBR under the equity method of accounting and as such presents its prorata share of the equity in earnings and losses of TBR within its quarterly and year end reported results. The Company recorded $33,000 and ($52,000) as equity in earnings (loss) for the three and six months ended June 30, 2009.

Note 3 - Notes Payable

In connection with the acquisition of Ringtone.com, the Company delivered a convertible promissory note (the “Note”) with an aggregate principal amount of $1.75 million, which accrues interest at a rate of 10% per annum. The Note was payable on the earlier of (i) July 1, 2009, or (ii) 5 days after the Company gives written notice to Ringtone.com of its intent to prepay the Note (the “Maturity Date”). The Note was optionally convertible by Ringtone.com on the Maturity Date into the Company’s common stock at a conversion price of $5.42 per share. As the effective conversion price was significantly greater than the fair value of the Company’s stock at the commitment date, no value was assigned to the conversion feature upon issuance. The Note plus accrued interest was paid in full in May 2009.

Note 4- Concentration of Business and Credit Risk

Atrinsic is currently utilizing several billing partners in order to provide content and subsequent billings to the end user. These billing partners, or aggregators, act as a billing interface between Atrinsic and the mobile phone carriers that ultimately bill Atrinsic’s end user subscribers. These partner companies have not had long operating histories in the U.S. or operations with traditional business models. These companies face a greater business risk in the marketplace, due to a constant evolving business environment that stems from the infancy of the U.S. mobile content industry.

In addition, the Company also has customers other than aggregators that represent significant amounts of revenues and accounts receivable.

	Six Months
	Ended June 30,
	2009	2008

Revenues
Customer A	29%	15%
Billing Aggregator B	9%	1%
Billing Aggregator C	7%	31%
Other Customers & Aggregators	55%	53%

	Six Months
	Ended June 30,
	2009	2008

Accounts Receivable
Billing Aggregator B	12%	0%
Customer A	20%	11%
Billing Aggregator C	26%	26%
Other Customers & Aggregators	42%	63%

Note 5 – Goodwill

The gross carrying value of goodwill and intangibles as well as the accumulated amortization of the intangibles are as follows:

	June 30,					December 31,
	2009					2008
	Useful	Gross		Impairment/	Net	Gross	Impairment/	Net
	Life	Carrying	Acquisition	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Value	Adjustments	Amortization	Value	Value	Amortization	Value

Unamortized intangible assets:
Goodwill		$11,075	$1,021	$-	12,096	$125,858	$(114,783)	$11,075

Other unamortized identifiable intangible assets:
Trademarks		11		-	11	11	-	11
Trademarks		5,323		-	5,323	5,323	-	5,323
Domain Name		1,174		-	1,174	1,174	-	1,174

Other amortized identifiable intangible assets:

Acquired Software Technology	3	2,431		(1,148)	1,283	2,431	(743)	1,688
Domain Name	3	550		(260)	290	550	(168)	382
Licensing	2	580		(580)	-	580	(580)	-
Trade names	9	1,320		(208)	1,112	1,320	(134)	1,186
Customer list	1.5	949		(949)	-	949	(949)	-
Customer list	3	669		(316)	353	669	(205)	464
Subscriber Database	1	3,956		(3,956)	-	3,956	(2,679)	1,277
Restrictive Covenants	5	1,228		(348)	880	1,228	(225)	1,003
Total identifiable intangible assets		$18,191	$-	$(7,765)	$10,426	$18,191	$(5,683)	$12,508

During the first quarter of 2009, the Company revised its estimate of the fair market value of certain pre acquisition contingencies and other merger related liabilities for its acquisitions of Traffix, Inc., and Ringtone.com. This resulted in an increase of the Company’s liabilities by approximately $0.9 million. In the second quarter of 2009 the Company increased its liabilities by a further $0.1 million in relation to its acquisition of Ringtone.com. At December 31, 2009, the Company will perform its annual impairment test and believes it is possible that it will have an impairment of goodwill and other long lived identified intangibles in the future, which will result in a non cash impairment charge reflected in the statement of operations.

Note 6 - Stock-based compensation

On June 25, 2009, the Company adopted the Atrinsic, Inc. 2009 Stock Incentive Plan.  Under the plan, the Company is authorized to grant equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, and other stock based awards to employees (including executive officers), directors and consultants of the Company and its subsidiaries. The maximum number of shares available for grant under the plan is 2,750,000 shares of common stock.  The number of shares available for award under the plan is subject to adjustment for certain corporate changes and based on the types of awards provided, all in accordance with the provisions of the plan.

Following adoption of the 2009 Stock Incentive Plan, executives were granted 750,000 restricted stock units under the plan which will vest after the closing of trading on the date that the average per share trading price of the Company’s common stock during any period of 10 consecutive trading days equals or exceeds $7.50 or upon a change in control of the Company, as defined in the plan. In addition, the Company adopted a one-time option exchange program pursuant to which 283,334 restricted stock units were granted in exchange for 850,000 options held by certain executives of the Company. On each of December 31, 2009, December 31, 2010, and December 31, 2011, one-third of the restricted stock units held by each individual will be eligible for vesting in accordance with quantitative and qualitative measures to be determined by the Compensation Committee of the Board.

The fair value of share-based awards granted is estimated on the date of grant using the Black-Scholes option pricing model or binominal option model, when appropriate The key assumptions for these models are expected term, expected volatility, risk-free interest rate, dividend yield and strike price. Many of these assumptions are judgmental and highly sensitive.

The Company recorded $0.82 million and $1.08 million of share based compensation expenses for the six months ended June 30, 2009 and 2008, respectively, as follows:

	Six Months Ended
	June 30,
	2009	2008
Product and distribution	$106	$137
General and administrative and other operating	716	943

	$822	$1,080
Note 7 – (Loss) Income per Share Attributable to Atrinsic, Inc

Basic (loss) income per share attributable to Atrinsic, Inc. is computed by dividing reported (loss) income by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) income per share includes the effect, if any, of the potential issuance of additional shares of common stock as a result of the exercise or conversion of dilutive securities, using the treasury stock method. Potential dilutive securities for the Company include outstanding stock options, warrants and convertible debt.

The computational components of basic and diluted (loss) income per share are as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
EPS Denominator:
Basic weighted average shares	20,294,869	22,664,860	20,537,557	20,613,896
Effect of dilutive securities	-	511,713	-	595,668
Diluted weighted average shares	20,294,869	23,176,573	20,537,557	21,209,564

EPS Numerator (effect on net income):
Net (loss) income attributable to Atrinsic, Inc.	$(1,948)	$1,066	$(3,136)	$798
Effect of dilutive securities	-	-	-	-
Diluted (loss) income attributable to Atrinsic, Inc.	$(1,948)	$1,066	$(3,136)	$798

Net (loss) income per common share:
Basic weighted average (loss) income attributable to Atrinsic, Inc.	$(0.10)	$0.05	$(0.15)	$0.04
Effect of dilutive securities	-	-	-	-
Diluted weighted average (loss) income attributable to Atrinsic, Inc.	$(0.10)	$0.05	$(0.15)	$0.04

The Company has issued options, a convertible note payable and warrants, which may have a dilutive effect on reported earnings if they are exercised or converted to common stock. Common stock underlying outstanding options, convertible securities and warrants were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008, because their inclusion would be anti dilutive when applied to the Company’s net loss per share.

Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following shares were excluded from the calculation of diluted earnings per share:
Anti Diluted EPS Disclosure

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Convertible note payable	-	322,878	-	322,878
Options	1,919,902	2,470,857	1,919,902	2,453,957
Warrants	314,443	290,909	314,443	-
Restricted Shares	27,781	-	27,781	-
Restricted Stock Units	750,000	-	750,000	-

The per share exercise prices of the options were $0.48 - $14.00 for the six months ended June 30, 2009 and 2008. The per share exercise prices of the warrants were $3.44 - $5.50 for the six months ended June 30, 2009 and 2008. The convertible note payable with a face value of $1,750,000, and a conversion price of $5.42, had a post conversion effect of 322,878 shares in 2008. The convertible note was paid in cash in 2009.

Note 8 —Stockholders’ Equity

On April 8, 2008, the Company’s Board of Directors authorized management to repurchase up to $10 million of common stock through May 31, 2009. During the six months ended June 30, 2009, the Company repurchased 832,392 shares at an average purchase price of $1.13. For the year ended December 31, 2008, the Company repurchased 1,908,926 shares of its common stock at an average purchase price of $2.12 per share. Total cash consideration for the repurchased stock to date is $5.0 million at an average price of $1.82.

Note 9 - Income Taxes

The effective tax rate for income (loss) before noncontrolling interest and loss on investee was 34% and 45% for the six months ended June 30, 2009 and 2008, respectively. The Company has not provided a valuation allowance against its deferred tax assets because it is more likely than not that such benefits will be utilized by the Company.

FIN 48 Disclosures

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. There were accrued penalties and interest recorded on the Balance Sheet in Merger Related Accruals for the six months ended June 30, 2009, related to uncertain tax benefits for Traffix Inc.

The Company is subject to taxation in the US Federal, State and many foreign jurisdictions. The Company’s tax years for 2006 and 2007 are subject to examination by the tax authorities.  In addition, the tax returns for certain acquired entities are also subject to examination. As of June 30, 2009, the total liability for uncertain tax liabilities recorded in our balance sheet in Merger Related accruals is $393,000. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations however, cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax, or goodwill, to the extent such adjustments relate to acquired entities.  Although the timing or the resolution and/or closure of the audits is highly uncertain, the Company does not believe that its unrecognized tax benefit will materially change in the next twelve months

Note 10 – Noncontrolling Interest in Consolidated Financial Statements

Mobile Entertainment Channel Corporation (MECC) is a Nevada corporation in which Atrinsic owned 49%. Atrinsic received 50% of the amount of any dividends or other distributions made by the joint venture. The results of MECC are consolidated within the financial statements under FIN 46(R). MECC was dissolved in June 2009 and $288,000 was distributed to shareholders..

Note 11 - Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of
Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162.”  This Statement establishes two levels of U.S. generally accepted accounting principles (GAAP) – authoritative and nonauthoritative.  The FASB Accounting Standards Codification (ASC) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC).  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the third quarter of 2009.  The adoption of SFAS No. 168 will not have any impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS No. 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of 2010. The Company is assessing the potential impact, if any, of the adoption of SFAS No. 167 on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The effective date of SFAS 165 is interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements. Subsequent events have been evaluated through August 10, 2009.

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

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of SFAS No. 157,” which defers the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP delayed the implementation of SFAS 157 for the Company’s accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or market until January 1, 2009. There is no impact on the financial statements for the six months ended June 30, 2009.

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

Note 12 - Commitments and Contingencies

            The Company is named in two Class Action Lawsuits (in Florida and California) involving allegations concerning the Company's marketing practices associated with some of its services billed and delivered via wireless carriers. The Company is disputing the allegations and is vigorously defending itself in these matters. In one of these matters the Company has received a Summary Judgment on its Motion to Dismiss related to a number of the allegations made in the original complaint. In addition, during the quarter ended June 30, 2009 a class was certified in connection with the California matter.  Also in connection with these matters, as they relate to the Company and its business partners within the industry, it is possible there could be secondary claims for which any associated liabilities are not probable or estimable.  The Company has accrued for the probable and estimable related costs in the amount of $350,000 in connection with these matters which are included in Accrued Expenses in the Consolidated Balance Sheet.

On February 2, 2009 the Company filed a complaint against Mobile Messenger PTY LTD and its subsidiary Mobile Messenger Americas, Inc. (“Mobile Messenger”) to recover monies owed the Company in connection with transaction activity incurred in the ordinary and normal course and also included declaratory relief concerning demands made by Mobile Messenger's for indemnification in Mobile Messenger's settlement in its Florida Class Action Matter which it settled in late 2008  (“Grey vs. Mobile Messenger”). Mobile Messenger brought upon the Company a cross complaint seeking injunctive relief, indemnification, and recoupment of attorney’s fees. The Company disputes the allegations and continues to vigorously defend itself in these matters considering, among other things, the specific facts surrounding the underlying claims against the Company, which we believe, are without merit.

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

Item 2 Management’s Discussion and Analysis

CAUTIONARY STATEMENT

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2009 and 2008. Except for historical information, the matters discussed in this “Management’s Discussion and Analysis” are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the “ forward-looking statements” as a result of, among other things, the factors described under the “Cautionary Statements and Risk Factors” included elsewhere in this report. The information contained in this Form 10-Q, as at and for the three and six months ended June 30, 2009 and 2008, is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 of Atrinsic, Inc. (“we,” “our,” “us”, the “Company,” or “Atrinsic”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in our Annual Report on Form 10-K.

A NOTE CONCERNING PRESENTATION

This Quarterly Report on Form 10-Q contains information concerning Atrinsic, Inc. as it pertains to the periods covered by this report - for the three and six months ended June 30, 2009 and 2008.

Executive Overview

Atrinsic, Inc., is one of the leading digital advertising and marketing services companies in the United States. Atrinsic has two main service offerings, Transactional services and Subscription services. Transactional services offers full service online marketing and distribution services which are targeted and measurable online campaigns and programs for marketing partners, corporate advertisers, or their agencies, generating qualified customer leads, online responses and activities, or increased brand recognition. Subscription services offer our portfolio of subscription based content applications direct to users working with wireless carriers and other distributors.

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

Achieve Cross Media Benefits. One of our strategic objectives is to leverage the cross media benefit derived primarily from the combination of Atrinsic and Traffix which was consummated on February 4, 2008. Our premium-billed subscriptions allow us to integrate and to leverage online and mobile distribution channels to deliver compelling media and entertainment. The advantage of the fixed Internet is that from a marketing expense standpoint, the cost of customer acquisitions is generally determinable. In addition, the Internet is full of free content that is advertisement supported. The Internet also allows for the delivery of rich media over broadband. The advantage of mobile media is that it already has a well established customer activation and customer retention capability and is accessible and portable for those using it to access content. Our cross media strategy seamlessly enables our subscriber to realize true convergence. Atrinsic enables subscribers to interact with our content at work, at home or on a remote basis.

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

Results of Operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

In terms of comparability, the three months ended June 30, 2008 total revenue and operating expenses include three months of Traffix, Inc. activity and none for Ringtone.com LLC whereas June 30, 2009 total revenue and operating expenses includes three full months of Traffix, Inc. and Ringtone.com LLC activity.

Revenues presented by type of activity are as follows for the three month periods ending June 30:

	For the Three Months		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
	2009	2008	$	%

Subscription	$4,833	$10,274	$(5,440)	-53%
Transactional	$12,175	$21,177	$(9,002)	-43%

Total Revenues (1)	$17,008	$31,451	$(14,443)	-46%

(1)
As described above, the Company currently aggregates revenues based on the type of user activity monetized. The Company’s objective is to optimize total revenues from the user experience. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Subscription and Transactional services.

Revenues decreased approximately $14.4 million, or 46%, to $17.0 million for the three months ended June 30, 2009, compared to $31.4 million for the three months ended June 30, 2008.

Subscription revenue decreased by approximately $5.4 million, or 53%, to $4.8 million for the three months ended June 30, 2009, compared to $10.2 million for the three months ended June 30, 2008. The decrease in subscription service revenue was principally attributable to a decrease in the average number of billable subscribers during the period. For the three months ended June 2009 the average number of subscribers was 335,000 compared to 925,000 for the three months ended June 30, 2008. The number of subscribers is largely, but not precisely, correlated to the periodic reported revenues as a result of inter-period volatility, varied monthly billing cycles, and specific transactions including acquisition of subscriber base, the rate of refunds and other adjustments.

Transactional revenue decreased by approximately $9.0 million or 43% to $12.2 million for the three months ended June 30, 2009 compared to $21.2 million for the three months ended June 30, 2008. The decrease was primarily attributable to the reduction in discretionary advertising expenditures by our clients.

Operating Expenses

	For the Three Months		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
	2009	2008	$	%
Operating Expenses
Cost of Media – 3rd party	$10,472	$19,854	(9,382)	-47%
Product and distribution	2,597	2,591	6	0%
Selling and marketing	2,142	2,210	(68)	-3%
General, administrative and other operating	3,639	4,625	(986)	-21%
Depreciation and Amortization	1,007	715	292	41%

Total Operating Expenses	$19,857	$29,995	$(10,138)	-34%

Cost of Media

Cost of Media decreased by $9.4 million to $10.5 million for the three months ended June 30, 2009 from $19.9 million for the three months ended June 30, 2008. For 2009, Cost of Media – 3 rd party includes media purchased for monetization of both transactional and subscription revenues. The decrease was proportionately correlated to the decline in the related revenue. Management is actively monitoring the marketplace and coordinating media purchases with product launches in an effort to have the appropriate level of media activity to support long term strategic product initiatives.

Product and Distribution

Product and distribution expense was $2.6 million for the three months ended June 30, 2009 and 2008. Product and distribution expenses are costs necessary to develop and maintain proprietary content, support and maintain our websites, user data and technology platforms which drive both our transactional and subscription based revenues. Included in product and distribution cost is stock compensation expense of $61,000 and $66,000 for the three months ended June 30, 2009 and 2008 respectively.

Selling and Marketing

Selling and marketing expense was $2.1 million in the three months ended June 30, 2009 as compared to $2.2 million for the three months ended June 30, 2008. The Company’s bad debt expense increased by approximately $143,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 partially offset by a reduction in salaries and other marketing costs.

General, Administrative and Other Operating

General and administrative expenses decreased by approximately $1.0 to $3.6 million for the three months ended June 30, 2009 compared to $4.6 million for the three months ended June 30, 2008. The decrease is primarily due to a reduction in labor and related costs, professional and consulting fees, facilities and related costs. The Company continues to make appropriate and modest investments in labor, facilities, and utilization of third party professional service providers to support its continued growth, business development and corporate governance initiatives. Included in general and administrative expense is stock compensation expense of $421,000 and $321,000 for the three months ended June 30, 2009 and 2008 respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million to $1.0 million for the three months ended June 30, 2009 compared to $0.7 million for the three months ended June 30, 2008 principally as a result of the increase in intangible assets as a result of the acquisitions of Traffix, Inc. on February 4, 2008 and Ringtone.com LLC on June 30, 2008, and an increase in leasehold improvements for the Company’s New York City headquarters.

Loss from Operations

Operating loss increased to approximately $2.8 million for the three months ended June 30, 2009, compared to an operating gain of $1.5 million for the three months ended June 30, 2008. The Company’s revenue decreased by 46% with a corresponding decrease in operating expenses of 34%.

Management has reduced operating and strategic expenses, launched numerous operational and strategic initiatives, and continued to monitor the marketplace for additional opportunities. The nature, timing, and magnitude of future activities will depend on, among other things, operating performance, and market conditions. Management continuously seeks to build long term shareholder value by prudently deploying capital with expectations for an anticipated risk adjusted return.

The Company continues to execute on its long term strategic plans amidst a business climate that is volatile and uncertain. Despite these challenges, management remains committed, if necessary, to reduce discretionary operating expenses and reevaluate new initiatives in order to preserve operating margins and generate positive cash flow.

Interest Income and Dividends

Interest and dividend income decreased $59,000 to $16,000 for the three months ended June 30, 2009, compared to $75,000 for the three months ended June 30, 2008. The reduction is mainly due to a decrease in the balances of cash and marketable securities at June 30, 2009 compared to June 30, 2008, as well as a reduction in market rate of return on cash and cash equivalents.

Interest Expense

Interest expense was $26,000 for the three months ended June 30, 2009 compared to $0 for the three months ended June 30, 2008.  The increase is due principally to interest paid on the note payable related to Ringtone.com.

Income Taxes

Income tax (benefit) expense, before noncontrolling interest and loss on investee, for the three months ended June 30, 2009 and 2008 was ($0.9) million and $0.8 million respectively and reflects an effective tax rate of 32% and 43% respectively. The Company had a loss before taxes of $2.9 million for the three months ended June 30, 2009 compared to income before taxes of $1.8 million for the three months ended June 30, 2008.  The Company has not provided a valuation allowance against its tax benefits because it is more likely than not that such benefits will be utilized by the Company.

Equity in (Earnings) Loss of Investee

Equity in earnings of investee was $33,000, net of taxes and represents the Company’s 36% interest in The Billing Resource, LLC (TBR). The company acquired its interest in TBR in the 4th Quarter 2008 so there are no comparable earnings for the three months ended June 30, 2008.

Net Loss (Income) Attributable to Noncontrolling Interest

Net Loss attributable to noncontrolling interest for the three months ended June 30, 2009 was $46,000 compared to net income of $48,000 for the three months ended June 30, 2008. MECC was dissolved in June 2009.

Net Loss Attributable to Atrinsic, Inc.

Net loss increased by $3.0 million to $1.9 million for the three months ended June 30, 2009 as compared to a net income of $1.1 million for the three months ended June 30, 2008. This increase resulted from the factors described above.

Results of Operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

In terms of comparability, for the six months ended June 30, 2008 total revenue and operating expenses include five months of Traffix, Inc. activity and none for Ringtone.com LLC whereas June 30, 2009 total revenue and operating expenses includes six full months of Traffix, Inc. and Ringtone.com LLC activity.

Revenues presented by type of activity are as follows for the six month periods ending June 30:

	For the Six Months		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
	2009	2008	$	%

Subscription	$10,210	$23,556	$(13,346)	-57%
Transactional	$30,346	$36,633	$(6,287)	-17%

Total Revenues (1)	$40,556	$60,189	$(19,633)	-33%

(1)
As described above, the Company currently aggregates revenues based on the type of user activity monetized. The Company’s objective is to optimize total revenues from the user experience. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Subscription and Transactional services.

Revenues decreased approximately $19.6 million, or 33%, to $40.6 million for the six months ended June 30, 2009, compared to $60.2 million for the six months ended June 30, 2008.

Subscription revenue decreased by approximately $13.3 million, or 57%, to $10.2 million for the six months ended June 30, 2009, compared to $23.5 million for the six months ended June 30, 2008. The decrease in subscription service revenue was principally attributable to a decrease in the average number of billable subscribers during the period. For the six months ended June 30, 2009 the average number of subscribers was 335,000 compared to 925,000 for the six months ended June 30, 2008. The number of subscribers is largely, but not precisely, correlated to periodic reported revenues as a result of inter-period volatility and the circumstance that subscribers are billed on a monthly basis.

Transactional revenue decreased by approximately $6.3 million or 17% to $30.3 million for the six months ended June 30, 2009 compared to $36.6 million for the six months ended June 30, 2008. The decrease is principally attributed to the reduction in discretionary advertising spending by our search customers.

Operating Expenses

	For the Six Months		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
	2009	2008	$	%
Operating Expenses
Cost of Media – 3rd party	$25,948	$39,924	(13,976)	-35%
Product and distribution	4,851	4,953	(102)	-2%
Selling and marketing	4,927	4,161	766	18%
General, administrative and other operating	6,905	9,040	(2,135)	-24%
Depreciation and Amortization	2,562	1,280	1,282	100%

Total Operating Expenses	$45,193	$59,358	$(14,165)	-24%

Cost of Media

Cost of Media decreased by $14.0 million to $25.9 million for the six months ended June 30, 2009 from $39.9 million for the six months ended June 30, 2008. For 2009, Cost of Media – 3 rd party includes media purchased for monetization of both transactional and subscription revenues. The decrease was proportionately correlated to the decline in the related revenue. Management is actively monitoring the marketplace and coordinating media purchases with product launches in an effort to have the appropriate level of media activity to support long term strategic product initiatives.

Product and Distribution

Product and distribution expense was $4.9 million for the six months ended June 30, 2009 and 2008. Product and distribution expenses are costs necessary to develop and maintain proprietary content, support and maintain our websites, user data and technology platforms which drive both our transactional and subscription based revenues. Included in product and distribution cost is stock compensation expense of $106,000 and $137,000 for the six months ended June 30, 2009 and 2008 respectively.

Selling and Marketing

Selling and marketing expense increased by $0.8 million to $5.0 million in the six months ended June 30, 2009 as compared to $4.2 million for the six months ended March, 2008. The increase primarily resulted from the Company’s bad debt expense increasing to $1.5 million for the six months ended June 30, 2009 compared to $333,000 for the six months ended June 30, 2008 partially offset by a reduction in salaries and other marketing costs.

General, Administrative and Other Operating

General and administrative expenses decreased by approximately $2.1 million to $6.9 million for the six months ended June 30, 2009 compared to $9.0 million for the six months ended June 30, 2008. The decrease is primarily due to a reduction in labor and related costs, professional and consulting fees, facilities and related costs. The Company continues to make appropriate and modest investments in labor, facilities, technology infrastructure, and utilization of third party professional service providers to support its continued growth, business development and corporate governance initiatives. Included in general and administrative expense is stock compensation expense of $716,000 and $943,000 for the six months ended June 30, 2009 and 2008 respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $1.3 million to $2.6 million for the six months ended June 30, 2009 compared to $1.3 million for the six months ended June 30, 2008 principally as a result of the increase in intangible assets as a result of the acquisitions of Traffix, Inc. on February 4, 2008 and Ringtone.com LLC on June 30, 2008, and an increase in leasehold improvements for the Company’s New York City headquarters.

Loss from Operations

Operating loss increased to approximately $4.6 million for the six months ended June 30, 2009, compared to an operating gain of $0.8 million for the six months ended June 30, 2008. The Company’s revenue decreased by 33% with a corresponding decrease in operating expenses of 24%.

In addition, management has reduced operating and strategic expenses, launched numerous operational initiatives, and continued to monitor the marketplace for additional opportunities. The nature, timing, and magnitude of future activities will depend on, among other things, operating performance, and market conditions. Management continuously seeks to build long term shareholder value by prudently deploying capital with expectations for an anticipated risk adjusted return.

The Company continues to execute on its long term strategic plans amidst a business climate that is volatile and uncertain. Despite these challenges, management remains committed, if necessary, to reduce discretionary operating expenses and reevaluate new initiatives in order to preserve operating margins and generate positive cash flow.

Interest Income and Dividends

Interest and dividend income decreased $298,000 to $62,000 for the six months ended June 30, 2009, compared to $360,000 for the six months ended June 30, 2008. The reduction is mainly due to a decrease in the balances of cash and marketable securities at June 30, 2009 compared to June 30, 2008, as well as a reduction in the rate of return on invested capital.

Interest Expense

Interest expense was $76,000 for the six months ended June 30, 2009 compared to $0 for the six months ended June 30, 2008.  The increase is due principally to interest paid on the note payable related to Ringtone.com.

Income Taxes

Income tax (benefit) expense, before noncontrolling interest and loss on investee, for the six months ended June 30, 2009 and 2008 was ($1.6) million and $594,000 respectively and reflects an effective tax rate of 34% and 45% respectively. The Company had a loss before taxes of $4.7 million for the six months ended June 30, 2009 compared to income before taxes of $1.3 million for the six months ended June 30, 2008. The Company has not provided a valuation allowance against its tax benefits because it is more likely than not that such benefits will be utilized by the Company.

Equity in (Earnings) Loss of Investee

Equity in loss of investee was $52,000, net of taxes for the six months ended June 30, 2009 and represents the Company’s 36% interest in The Billing Resource, LLC. The company acquired its interest in TBR in the 4th Quarter 2008 so there are no comparable earnings for the six months ended June 30, 2008.

Net Loss (Income) Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $28,000 for the six months ended June 30, 2009 compared to a net income of $76,000 for the six months ended June 30, 2008. MECC was dissolved in June 2009.

Net (Loss) Income Attributable to Atrinsic, Inc.

Net loss increased by $3.9 million to ($3.1) million for the six months ended June 30, 2009 as compared to a net income of $0.8 million for the six months ended June 30, 2008. This increase resulted from the factors described above.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. As of June 30, 2009, the Company had cash and cash equivalents of approximately $20.4 million and a working capital of approximately $20.4 million. The Company used approximately $0.7 million in cash for operations for the six months ended June 30, 2009 and, contingent on prospective operating performance, may require reductions in discretionary variable costs and other realignments to permanently reduce fixed operating costs.

In conjunction with the Company’s objective of enhancing shareholder value, the Company’s Board of Directors authorized a share repurchase program which expired in May 2009. Under this share repurchase program, the Company purchased 832,392 shares of the Company’s common stock for an aggregate price of approximately $0.9 million during the six months ended June 30, 2009.

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

In connection with its investments the Company is obligated to fund approximately $0.2 million in 2009. Furthermore, management anticipates the risk adjusted return is sufficiently in excess of the contributed capital obligations, as of this date.  There is however, no guarantee of the anticipated returns. In addition, management has taken considerable actions to secure its interest in achieving such a return.

In certain situations, the Company does have minimum fee obligations assuming the counterparty performs the required level of services.  We feel that the level of business activity under normal and ordinary circumstances exceeds the minimum thresholds.

New Accounting Standards and Interpretations

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of
Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162.”  This Statement establishes two levels of U.S. generally accepted accounting principles (GAAP) – authoritative and nonauthoritative.  The FASB Accounting Standards Codification (ASC) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC).  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the third quarter of 2009.  The adoption of SFAS No. 168 will not have any impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS No. 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of 2010. The Company is assessing the potential impact, if any, of the adoption of SFAS No. 167 on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The effective date of SFAS 165 is interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements. Subsequent events have been evaluated through August 10, 2009.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4T. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Members of the our management, including our Chief Executive Officer, Burton Katz, and Chief Financial Officer Andrew Zaref, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Katz and Zaref concluded that our disclosure controls and procedures were effective for the period ended June 30, 2009.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 The following is a list of some of the risks and uncertainties that exist in our operating, and competitive marketing environment. To be successful, we believe that we must:

•	Maintain and develop new wireless carrier and billing aggregator relationships upon which a portion of our business currently depends;
•
Maintain a compliance based control system to render our products and services compliant with carrier and aggregator demands, as well as marketing practices imposed by private marketing rule makers, such as the Mobile Marketing Association (MMA), and to conform with the stringent marketing demands as imposed by various States’ Attorney Generals;

•	Respond effectively to competitive pressures in order to maintain our market position;
•	Increase brand awareness and consumer recognition to secure continued growth;
•	Attract and retain qualified management and employees for the expansion of the operating platform;
•	Continue to upgrade our technology to process increased usage and remain competitive with message delivery;
•	Continue to upgrade our information processing systems to assess marketing results and customer satisfaction ;
•	Continue to develop and source high-quality content that achieves significant market acceptance;
•	Maintain and continue to grow our distribution, including such distribution through our web sites and third-party direct-to-consumer distributors;
•	Execute our business and marketing strategies successfully.

If we are unable to address these risks, and respond accordingly, our operating results may not meet our publicly forecasted expectations, and/or the expectations as derived by our investors, which could cause the price of our common stock to decline.

A portion of our business relies on telecommunications carriers and aggregators to facilitate billing and collections in connection with our subscription products sold and services rendered. The loss of, or a material change in, any of these relationships could materially and adversely affect our business, operating results and financial condition.

During the second quarter ended June 30, 2009, we generated a significant portion of our revenues from the sale of our products and services directly to consumers which are billed through aggregators and telecommunications carriers. We expect that we will continue to bill a significant portion of our revenues through a limited number of aggregators for the foreseeable future, although these aggregators may vary from period to period. In a risk diversification and cost saving effort, we have established a direct billing relationship with a carrier that mitigates a portion of our revenue generation risk as it relates to aggregator dependence; conversely this risk is replaced with internal performance risk regarding our ability to successfully process billable messages directly with the carrier.

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

If one or more of these telecommunications carriers decides to suspend the offering of applications, we may be unable to replace such revenue source with an acceptable alternative, within an acceptable time frame. This could cause us to lose the capability to derive revenue from those subscribers, which could materially harm our business, operating results and financial condition.

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

During the six months ended June 30, 2009, all of our revenue was generated, directly or indirectly, through the Internet in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers' websites as well as confirmation and management of mobile services.  This business model may not continue to be effective in the future for the following reasons:

•	click and conversion rates may decline as the number of advertisements and ad formats on the Web increases, making it less likely that a user will click on our advertisement;
•	the installation of "filter" software programs by web users which prevent advertisements from appearing on their computer screens or in their email boxes may reduce click-throughs;
•	companies may be reluctant or slow to adopt online advertising that replaces, limits or competes with their existing direct marketing efforts;

•	companies may prefer other forms of Internet advertising we do not offer, including certain forms of search engine placements;
•	companies may reject or discontinue the use of certain forms of online promotions that may conflict with their brand objectives;
•	companies may not utilize online advertising due to concerns of "click-fraud", particularly related to search engine placements;
•	regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability; and
•	perceived lead quality.

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

As a direct-to-consumer marketing company, we are subject to a variety of federal, state and local laws and regulations designed to protect consumers that govern certain of aspects of our business.  For instance, recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. Any failure by us to comply with applicable federal, state and foreign laws and the requirements of regulatory authorities may result in, among other things, indemnification liability to our customers and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and/or criminal liability.

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

The Internet includes an ever-increasing number of businesses that offer and market consumer products and services. These entities offer advertising space on their websites, as well as profit sharing arrangements for joint effort marketing programs. We expect that with the increasing number of entrants into the Internet commerce arena, advertising costs and joint effort marketing programs will become extremely competitive. This competitive environment might limit, or possibly prevent us from obtaining profit generating advertising or reduce our margins on such advertising, and reduce our ability to enter into joint marketing programs in the future. If we fail to continue establishing new, and maintain and expand existing, profitable advertising and joint marketing arrangements, we may suffer substantial adverse consequences to our financial condition and results of operations. We now have significant economic dependence on the major search engine companies that conduct business on the Internet; such search engine companies maintain ever changing rules regarding scoring and indexing their customers marketing search terms. If we cannot effectively monitor the ever changing scoring and indexing criteria, and affectively adjust our search term applications to conform to such scoring and indexing, we could suffer a material decline in our search term generated acquisitions, correspondingly reducing our ability to fulfill our clients marketing needs. This would have an adverse impact on our company’s revenues and profitability.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of June 30, 2009, some of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

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

The Company is named in two Class Action Lawsuits (in Florida and California) involving allegations concerning the Company's marketing practices associated with some of its services billed and delivered via wireless carriers. The Company is disputing the allegations and is vigorously defending itself in these matters. In one of these matters the Company has received a Summary Judgment on its Motion to Dismiss related to a number of the allegations made in the original complaint. In addition, during the quarter ended June 30, 2009 a class was certified in connection with the California matter.  Also in connection with these matters, as they relate to the Company and its business partners within the industry, it is possible there could be secondary claims for which any associated liabilities are not probable or estimable.  The Company has accrued for the probable and estimable related costs in the amount of $350,000 in connection with these matters which are included in Accrued Expenses in the Consolidated Balance Sheet.

On February 2, 2009 the Company filed a complaint against Mobile Messenger PTY LTD and its subsidiary Mobile Messenger Americas, Inc. (“Mobile Messenger”) to recover monies owed the Company in connection with transaction activity incurred in the ordinary and normal course and also included declaratory relief concerning demands made by Mobile Messenger's for indemnification in Mobile Messenger's settlement in its Florida Class Action Matter which it settled in late 2008  (“Grey vs. Mobile Messenger”). Mobile Messenger brought upon the Company a cross complaint seeking injunctive relief, indemnification, and recoupment of attorney’s fees. The Company disputes the allegations and continues to vigorously defend itself in these matters considering, among other things, the specific facts surrounding the underlying claims against the Company, which we believe, are without merit.

We recorded a significant amount of goodwill and other intangible assets in connection with our merger with Traffix and the acquisition of the assets of Ringtone.com, which may result in significant future charges against earnings if the goodwill and other intangible assets become impaired.

In accounting for the merger with Traffix and the acquisition of the assets of Ringtone.com, we allocated and recorded a large portion of the purchase price paid in the merger to goodwill and other intangible assets. Under SFAS No.142, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets, such as the charge that was taken in the fourth quarter of 2008, could materially adversely affect Atrinsic’s results of operations in future periods.

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

Investment in new business strategies and initiatives and/or our merger and acquisition activity could disrupt our ongoing business and present risks not originally contemplated.

We have invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return of capital, and unidentified issues not discovered in our due diligence.  Because these new ventures are inherently risky, no assurance can be given that such strategies and initiatives will be successful and that we will be able to successfully operate any business that we develop or acquire. Consequently, our investments in new business strategies and acquisitions could have a material adverse effect on our financial condition and operating results.

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

During the six months ended June 30, 2009, the Company repurchased an aggregate of 832,392 shares of its common stock at a cost of approximately $0.9 million, at an average of $1.13 per share.

Issuer Purchases of Equity Securities
			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as Part	Shares That May
	(a) Total Number		Of Publicly	Yet Be Purchased
	Of Shares	(b) Average Price	announced Plans	Under Plans Or
	Purchased	Paid per Share	or Programs	Programs
Beginning balance March 31, 2009	2,741,318		2,741,318	$5,007,737

April 1 to April 30, 2009	-	$-	-	$5,007,737

May 1 to May 31, 2009	-	$-	-	$5,007,737

June 1 to June 30, 2009	-	$-	-	$5,007,737

Total	2,741,318		2,741,318

Investments in Central Internet Corporation d/b/a Shopit.com

On December 2, 2008, we entered into a Marketing Services and License Agreement (the “Agreement”) with Shopit, Inc., a Delaware corporation.  Under the Agreement, we performed certain marketing and administrative services for Shopit and distributed proprietary and third party advertisements through Shopit.com and its social media advertising network. The Agreement provided Shopit with a revenue share of all leads monetized by us. Under the Agreement, we made periodic advance payments totaling $1.025 million and made incremental advances of $150,000 to support continued marketing and product development.  The advances were recoverable on a dollar for dollar basis against future revenues and were secured by the assets of Shopit.  On June 8, 2009, we purchased $640,000 face amount of Shopit’s notes payable from the holders of such notes for cash consideration of $480,000 and share consideration of 80,000 shares of our common stock which were issued subsequent to June 30, 2009.

In issuing the 80,000 shares of our common stock without registration under the Securities Act, as amended (the “Securities Act”), we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated thereunder, as the shares were issued to accredited investors, without a view to distribution, and were not issued through any general solicitation or advertisement. We made this determination based on the representations of each investor which included, in pertinent part, that such investor is an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that the shares are being acquired for such investor’s own account without a view to any public resale or other distribution thereof in violation of the Securities Act or any other applicable securities laws and that such investor understood that the shares may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption there from.

On July 31, 2009, we entered into an Asset Purchase Agreement (“APA”) with Shopit pursuant to which we acquired certain net assets, including, but not limited to, the underlying product code, domain names, brand name and trademarks, and certain non-compete provisions. Upon closing, we paid approximately $450,000 in cash and delivered 380,000 shares of our common stock of which 200,000 will be placed in escrow pending the outcome of certain defined matters.  Further, we agreed to the cancellation of $1.8 million in aggregate indebtedness.

In issuing the 380,000 shares of our common stock without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, as the shares were issued without a view to distribution, and were not issued through any general solicitation or advertisement. We made this determination based on the representations of the investors which included, in pertinent part, that the investors (i) understand and agree that the shares have not been, and will not be, registered under the Securities Act, or under any state securities laws, and are being offered and sold in reliance upon federal and state exemptions for transactions not involving any public offering, (ii) are acquiring the shares solely for their own account for investment purposes, and not with a view to the distribution thereof, (iii) are sophisticated with knowledge and experience in business and financial matters, (iv) have received certain information concerning the company and have had the opportunity to obtain additional information as desired in order to evaluate the merits and the risks inherent in holding the shares, and (v) are able to bear the economic risk and lack of liquidity inherent in holding the shares.

Item 4.  Submission of Matters to a Vote Security Holders.

At our Annual Meeting of Stockholders held on June 25, 2009, we submitted certain matters to a vote of security holders through the solicitation of proxies.  The proxy statement was dated May 26, 2009, and was first mailed to stockholders about June 2, 2009.  At the meeting, our stockholders:

•
elected Burton Katz, Raymond Musci, Robert Ellin, Lawrence Burstein, Jerome Chazen, Mark Dyne and Jeffrey Schwartz to serve as Directors on our Board of Directors for one year or until their respective successors have been elected;

•	approved an amendment to our Restated Certificate of Incorporation to change our company name to Atrinsic, Inc.

•	approved our 2009 Stock Incentive Plan, which authorizes the issuance of up to 2,750,000 shares of our common stock pursuant to equity awards granted under the plan.

•
approved our one-time Option Exchange Program pursuant to which certain out-of-the-money stock options previously issued to each of Burton Katz, our Chief Executive Officer, Andrew Stollman, our President, Andrew Zaref, our Chief Financial Officer, and Zack Greenberger, our Chief Technology Officer and Vice President, Operations, were exchanged for restricted stock units.

•
Approved our 2010 Annual Incentive Compensation Plan pursuant to which selected senior executives of the Company  may be rewarded for their significant contributions to our growth, profitability ans success from year to year.

The following table provides the number of votes cast for or against or withheld, as well as the number of abstentions and broker non-votes as to each such matter.

Matters Voted	For	Against or Withheld	Abstentions	Broker Non- Votes
Election of Burton Katz to Board of Directors	17,579,538	713,671	0	0

Election of Raymond Musci to Board of Directors	17,661,608	631,601	0	0

Election of Lawrence Burstein to Board of Directors	17,349,634	943,575	0	0

Election of Mark Dyne to Board of Directors	17,658,245	634,964	0	0

Election of Jerome Chazen to Board of Directors	17,397,664	895,545	0	0

Election of Robert Ellin to Board of Directors	17,402,224	890,985	0	0

Election of Jeffrey Schwartz to Board of Directors	17,224,733	1,068,476	0	0

Amendment to restated certificate of incorporation to change the company’s name to Atrinsic, Inc.	17,872,391	355,087	65,730	0

Approval of company’s 2009 Stock Incentive Plan	11,740,399	2,163,720	24,856	4,364,235

Approval of Option Exchange Program	11,628,736	2,277,400	22,839	4,364,235

Approval of company’s 2010 Annual Incentive Compensation Plan	12,888,194	1,007,642	33,139	4,364,235

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-SB (File No. 000-51353) filed with the Commission on June 10, 2005.

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

3.5
Certificate of Amendment to Restated Certificate of Incorporation, dated June 25, 2009.  Incorporated by reference to Exhibit 3.i1 to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 1, 2009.

10.1	Atrinsic, Inc. 2009 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 1, 2009.

10.2
Atrinsic, Inc. 2010 Annual Incentive Compensation Plan.  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 1, 2009.

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

99.1
Asset Purchase Agreement entered into on July 31, 2009 by and among the registrant and ShopIt, Inc., a Delaware corporation. Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K (File 001-12555) filed with the Commission on August 6, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 14, 2009

BY:	/s/ Burton Katz	BY:	/s/ Andrew Zaref
Burton Katz		Andrew Zaref
Chief Executive Officer		Chief Financial Officer
(Principal Financial and Accounting Officer)