Form 10-Q
period 2009-09-30
Atrinsic, Inc.
filed 2009-11-16
CIK 1022899

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009 or

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
Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

As of November 13, 2009, the Company had 20,862,826 shares of Common Stock, $0.01 par value, outstanding, which excludes 2,741,318 shares held in treasury.

Item 1 Fianncial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$17,591	$20,410
Marketable securities	-	4,245
Accounts receivable, net of allowance for doubtful accounts of $5,002 and $2,938	11,492	16,790
Income tax receivable	2,676	2,666
Prepaid expenses and other current assets	3,027	3,686

Total Currents Assets	34,786	47,797

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $918 and $1,435	3,646	3,525
GOODWILL	12,096	11,075
INTANGIBLE ASSETS, net of accumulated amortization of $8,167 and $5,683	12,850	12,508
DEFERRED TAXES	4,843	778
INVESTMENTS, ADVANCES AND OTHER ASSETS	1,865	3,080

TOTAL ASSETS	$70,086	$78,763

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$6,956	$7,194
Accrued expenses	10,683	13,941
Note payable	-	1,858
Deferred revenues and other current liabilities	2,706	1,121

Total Current Liabilities	20,345	24,114

STOCKHOLDERS' EQUITY
Common stock - par value $.01, 100,000,000 authorized, 23,580,527 and 22,992,280 shares issued at 2009 and 2008, respectively; and, 20,839,209 and 21,083,354 shares outstanding at 2009 and 2008, respectively.	236	230
Additional paid-in capital	178,955	177,347
Accumulated other comprehensive loss	(89)	(286)
Common stock, held in treasury, at cost, 2,741,318 and 1,908,926 shares as of September 30, 2009 and December 31, 2008.	(4,992)	(4,053)
Accumulated deficit	(124,369)	(118,849)
Total Stockholders' Equity	49,741	54,389

NONCONTROLLING INTEREST	-	260

TOTAL EQUITY	49,741	54,649

TOTAL LIABILITIES AND EQUITY	$70,086	$78,763

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Subscription	$4,889	$15,362	$15,099	$38,919
Transactional	9,984	15,457	40,330	52,089
NET REVENUE	14,873	30,819	55,429	91,008

OPERATING EXPENSES
Cost of media-third party	9,911	20,853	35,859	60,778
Product and distribution	3,651	2,681	8,502	7,634
Selling and marketing	2,168	2,596	7,095	6,757
General, administrative and other operating	3,659	3,304	10,563	12,345
Depreciation and amortization	549	1,336	3,111	2,616
	19,938	30,770	65,130	90,130

(LOSS) INCOME FROM OPERATIONS	(5,065)	49	(9,701)	878

OTHER (INCOME) EXPENSE
Interest income and dividends	(5)	(207)	(67)	(568)
Interest expense	1	83	76	83
Other expense (income)	-	271	5	145
	(4)	147	14	(340)

(LOSS) INCOME BEFORE TAXES AND EQUITY IN LOSS OF INVESTEE	(5,061)	(98)	(9,715)	1,218

INCOME TAXES	(2,736)	(77)	(4,336)	517

EQUITY IN LOSS OF INVESTEE, AFTER TAX	61	-	113	-

NET (LOSS) INCOME	(2,386)	(21)	(5,492)	701

LESS: NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, AFTER TAX	-	(15)	28	(92)

NET (LOSS) INCOME ATTRIBUTABLE TO ATRINSIC, INC	$(2,386)	$(6)	(5,520)	$793

NET (LOSS) INCOME ATTRIBUTABLE TO ATRINSIC, INC PER SHARE
Basic	$(0.12)	$(0.00)	$(0.27)	$0.04
Diluted	$(0.12)	$(0.00)	$(0.27)	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,634,558	22,545,451	20,570,326	21,208,980
Diluted	20,634,558	22,545,451	20,570,326	22,006,232

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30,
	2009	2008

Cash Flows From Operating Activities
Net (loss) income	$(5,492)	$793
Adjustments to reconcile net loss (income) to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	1,824	1,221
Depreciation and amortization	3,111	3,097
Stock-based compensation expense	1,080	1,009
Stock for service	16	-
Net loss on sale of marketable securities	-	238
Deferred income taxes	(4,640)	(1,248)
Equity in loss (income) of investee	186	(92)
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	4,812	2,872
Prepaid income tax	(11)	(2,478)
Prepaid expenses and other current assets	1,334	2,116
Accounts payable	(237)	(3,412)
Other, principally accrued expenses	(4,330)	1,215
Net cash (used in) provided by operating activities	(2,347)	5,331

Cash Flows From Investing Activities
Cash received from investee	1,940	-
Cash paid to investees	(914)	(7,041)
Purchases of marketable securities	-	(6,332)
Proceeds from sales of marketable securities	4,242	20,758
Business combinations	(1,740)	12,271
Acquistion of loan receivable	(480)	-
Capital expenditures	(675)	(1,737)
Net cash provided by investing activities	2,373	17,919

Cash Flows From Financing Activities
Repayments of notes payable	(1,750)	(111)
Liquidation of non-controlling interest	(288)	-
Return of investment - noncontrolling interest	138	-
Purchase of common stock held in treasury	(939)	(2,581)
Proceeds from exercise of options	-	343
Net cash used in financing activities	(2,839)	(2,349)

Effect of exchange rate changes on cash and cash equivalents	(6)	-

Net (Decrease) Increase In Cash and Cash Equivalents	(2,819)	20,901
Cash and Cash Equivalents at Beginning of Year	20,410	987
Cash and Cash Equivalents at End of Period	$17,591	$21,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$72	$20
Cash paid for taxes	$284	$2,548
Extinguishment of loan receivable in connection with business combination	$480	$-
Common stock issued for extinguishment of loan receivable in connection with business combination	$146	$-
Common stock issued in connection with business combination	$575	$155,232

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATRINSIC, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)

					Retained	Accumulated
				Additional	Earnings	Other
	Comprehensive	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Total
	Loss	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Interest	Equity

Balance at December 31, 2008		22,992,280	$230	$177,347	$(118,849)	$(286)	1,908,926	$(4,053)	$260	$54,649
Net loss	$(5,492)	-	-	-	(5,520)	-	-	-	28	(5,492)
Foreign currency translation adjustment	197	-	-	-	-	197	-	-	-	197
Comprehensive loss	$(5,295)
Liquidation of non controlling interest									(288)	(288)
Stock based compensation expense	-	88,342		1,080	-	-	-	-	-	1,080
Issuance of common stock	-	499,905	6	531	-	-	-	-	-	537
Tax shortfall on Stock based compensation	-	-	-	(141)	-	-	-	-	-	(141)
Purchase of common stock, at cost	-	-	-	-	-	-	832,392	(939)	-	(939)
Return of Equity	-	-	-	138	-	-	-	-	-	138

Balance at September 30, 2009	-	23,580,527	$236	$178,955	$(124,369)	$(89)	2,741,318	$(4,992)	$-	$49,741

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2009, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2008. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed on March 27, 2009.

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

Note 2 – Purchase of the Assets of ShopIt.com

On December 2, 2008 the Company entered into a Marketing Services and License Agreement (the “Agreement”) with Shopit.  Under the Agreement the Company performed certain marketing and administrative services for Shopit and distributed proprietary and third party advertisements through Shopit.com and its social media advertising network. The Agreement provided Shopit with a revenue share of all leads monetized by the Company. Under the Agreement, the Company made periodic advance payments and made incremental advances to ShopIt to support continued marketing and product development.

On July 31, 2009, the Company entered into an Asset Purchase Agreement (“APA”) with ShopIt.com pursuant to which the Company acquired certain net assets from ShopIt.com, including but not limited to software, trademarks and certain domain names. ShopIt will be a fully comprehensive e-commerce platform that connects buyers and merchants benefitting from the utilization of social media. The Company purchased ShopIt to be the foundation of its e-commerce platform and a distribution point for its social media application. In consideration for the assets, the Company at the closing cancelled $1.8 million in aggregate principal amount of indebtedness owed by ShopIt to the Company, paid to ShopIt $450,000 and issued 380,000 shares of the Company’s common stock, of which 180,000 shares were distributed to certain secured debt-holders of ShopIt and 200,000 shares were placed in escrow to be available until July 31, 2010 until finalization of the opening Balance Sheet. Of the $1.8 million of indebtedness owed by ShopIt, $1.1 million related to a marketing agreement between the Company and ShopIt and $640,000 of debt was purchased at a discount from ShopIt’s debt-holders’ prior to entering into the APA. The Company purchased the $640,000 debt for $480,000 in cash and 80,000 shares of the Company’s stock. The debt-holder share consideration for both the 180,000 and the 80,000 shares, issued to debt-holders, are subject to put options at $2 per share which were valued at fair market value using an option pricing model, recorded as a liability and marked to market through earnings each accounting period. The put options are exercisable at any time during the 30 day period commencing on the date which is twelve months following the closing date of the APA and the Assignment Agreements. The put options are recorded in other current liabilities on the Condensed Consolidated Balance Sheets and classified as Level II in accordance with ASC 820.

The purchase was accounted for as a business combination in accordance with ASC 805 (formerly SFAS No. 141R), “Business Combinations”. There was no goodwill recorded as a result of the acquisition and all acquisition costs are recorded in the Condensed Consolidated Statement of Operations in the period incurred.

The table below shows the fair value of the consideration paid in connection with the Asset Purchase Agreement:

Closing payment	$450
Pre existing cash advances to ShopIt	1,175
Extinguishment of debt issued by ShopIt	480
Equity instruments (380,000 shares at closing )	414
Equity instruments (80,000 shares in connection with prior period consideration)	74
Put options (180,000 shares at closing)	161
Put options ( 80,000 shares in connection with prior period consideration)	72

Total consideration	$2,826

The purchase price was allocated to the assets acquired based on their estimated fair values as of the date of acquisition is summarized below:

Software, estimated useful life - 5 yrs	$1,000
Domain names	1,000
Trademarks and Trade names	826
Estimate Fair Value of Assets Acquired	$2,826

In accordance with ASC 805, the purchase price allocation is preliminary for up to 12 months after the acquisition date and subject to revision as more detailed analyses are completed and additional information about fair value of assets becomes available. Pro forma financial information related to this acquisition has not been provided as it is not material to the Company’s results of operations.

Note 3 – Investments and Advances

Joint Venture with Visionaire and Mango Networks

On July 30, 2008, the Company entered into an agreement to launch online and mobile marketing services and offer the Company’s mobile products in the Indian market.  Under the agreement, the Company owns 19% of the Joint Venture and is required to pay up to $325,000 in return for Compulsory Convertible Debentures which can be converted to common stock at any time, at the Company’s sole discretion. Under the agreement, the Company is entitled to one of three seats on the Board of Directors. The Company is accounting for the investment under the cost method of accounting. Amounts paid under the agreement as of September 30, 2009 were $225,000.

Investment in The Billing Resource, LLC

On October 30, 2008, the Company acquired a 36% noncontrolling interest in The Billing Resource, LLC (“TBR”). TBR provides alternative billing services to the Company and unrelated third parties. The Company contributed $2.2 million on formation and provided an additional $1.0 million of working capital to support near term growth. As of September 30, 2009, the Company received a return of capital of $1.9 million from TBR. As of September 30, 2009 the Company’s net investment in TBR totals $1.1 million and is included in Investments, Advances and Other Assets on the accompanying Condensed Consolidated Balance Sheet.

In addition, the Company has an operating agreement with TBR whereby TBR provides billing services to the Company and its customers.  The agreement reflects transactions in the normal course of business and was negotiated on an arm’s length basis. At September 30, 2009, TBR, its affiliated entities, and entities under common control are indebted to the Company $2.2 million which is included in the accompanying Condensed Consolidated Balance Sheet.

The Company records its investment in TBR under the equity method of accounting and as such presents its prorata share of the equity in earnings and losses of TBR within its quarterly and year end reported results. The Company recorded $61,000 and $113,000 as equity in loss for the three and nine months ended September 30, 2009.

Note 4 - Concentration of Business and Credit Risk

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

The table below represents the company’s concentration of business and credit risk by customers and aggregators.

	For The Nine Months Ended
	September 30,
	2009	2008
Revenues
Customer A	29%	15%
Billing Aggregator D	9%	6%
Customer E	7%	7%
Customer C	6%	4%
Other Customers & Aggregators	49%	68%

	As of September 30,
	2009	2008
Accounts Receivable
Customer A	16%	9%
Customer B	14%	0%
Customer C	10%	3%
Billing Aggregator D	9%	25%
Other Customers & Aggregators	51%	63%

Note 5 – Goodwill

The gross carrying value of goodwill and intangibles as well as the accumulated amortization of the intangibles are as follows:

		September 30,				December 31,
		2009				2008
	Useful	Gross		Impairment/	Net	Gross	Impairment/	Net
	Life	Carrying	Acquisition/	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Value	Adjustments	Amortization	Value	Value	Amortization	Value

Unamortized intangible assets:
Goodwill		$11,075	$1,021	$-	12,096	$125,858	$(114,783)	$11,075

Other unamortized identifiable intangible assets:
Trademarks		11		-	11	11	-	11
Trade name / Trademarks		5,323	826	-	6,149	5,323	-	5,323
Domain Name		1,174	1,000	-	2,174	1,174	-	1,174

Other amortized identifiable intangible assets:

Acquired Software Technology	3 - 5	2,431	1,000	(1,351)	2,080	2,431	(743)	1,688
Domain Name	3	550		(306)	244	550	(168)	382
Licensing	2	580		(580)	-	580	(580)	-
Trade names	9	1,320		(244)	1,076	1,320	(134)	1,186
Customer list	1.5	949		(949)	-	949	(949)	-
Customer list	3	669		(372)	297	669	(205)	464
Subscriber Database	1	3,956		(3,956)	-	3,956	(2,679)	1,277
Restrictive Covenants	5	1,228		(409)	819	1,228	(225)	1,003
Total identifiable intangible assets		$18,191	$2,826	$(8,167)	$12,850	$18,191	$(5,683)	$12,508

During the first quarter of 2009, the Company revised its estimate of the fair market value of certain pre acquisition contingencies and other merger related liabilities for its acquisitions of Traffix, Inc., and Ringtone.com. This resulted in an increase of the Company’s liabilities by approximately $0.9 million. In the second quarter of 2009 the Company increased its liabilities by a further $0.1 million in relation to its acquisition of Ringtone.com. In the third quarter of 2009, as a result of the purchase of the assets of ShopIt.com, the Company recorded $2.8 million of identifiable intangible assets (see note 2).

At December 31, 2009, the Company will perform its annual impairment test and believes it is possible that it will have an impairment of goodwill and other long lived identifiable intangible assets in the future, which will result in a non cash impairment charge reflected in the statement of operations.

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

Following adoption of the 2009 Stock Incentive Plan, executives were granted 750,000 restricted stock units under the plan which will vest after the closing of trading on the date that the average per share trading price of the Company’s common stock during any period of 10 consecutive trading days equals or exceeds $7.50 or upon a change in control of the Company, as defined in the plan. In addition, the Company adopted a one-time option exchange program pursuant to which 283,334 restricted stock units were granted in exchange for 850,000 options held by certain executives of the Company. On each of December 31, 2009, December 31, 2010, and December 31, 2011, one-third of the restricted stock units held by each individual will be eligible for vesting in accordance with quantitative and qualitative measures to be determined by the Compensation Committee of the Board. On October 6, 2009, Burton Katz resigned from his position as Chief Executive Officer of the Company and also resigned from the Company’s Board of Directors. On October 20, 2009, the Company and Burton Katz entered into a Separation and Mutual Release Agreement which provides that the 375,000 restricted stock units held by Mr. Katz are cancelled along with all rights of Mr. Katz to receive shares of common stock of the Company pursuant to such restricted stock units.

The fair value of share-based awards granted is estimated on the date of grant using the Black-Scholes option pricing model or binominal option model, when appropriate. The key assumptions for these models are expected term, expected volatility, risk-free interest rate, dividend yield and strike price. Many of these assumptions are judgmental and highly sensitive.

The Company recorded $1.1 million and $1.0 million of stock based compensation expense for the nine months ended September 30, 2009 and 2008, respectively, as follows:

	Nine Months Ended
	September 30,
	2009	2008
Product and distribution	$138	$110
General and administrative and other operating	942	900

	$1,080	$1,010

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

The computational components of basic and diluted (loss) income per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
EPS Denominator:
Basic weighted average shares	20,634,558	22,545,451	20,570,326	21,208,980
Effect of dilutive securities		-	-	797,252
Diluted weighted average shares	20,634,558	22,545,451	20,570,326	22,006,232

EPS Numerator (effect on net income):
Net (loss) income attributable to Atrinsic, Inc.	$(2,386)	$(6)	$(5,520)	$793
Effect of dilutive securities		-	-	-
Diluted (loss) income attributable to Atrinsic, Inc.	$(2,386)	$(6)	$(5,520)	$793

Net (loss) income per common share:
Basic weighted average (loss) income attributable to Atrinsic, Inc.	$(0.12)	$(0.00)	$(0.27)	$0.04
Effect of dilutive securities	-	-	-	-
Diluted weighted average (loss) income attributable to Atrinsic, Inc.	$(0.12)	$(0.00)	$(0.27)	$0.04

The Company has issued options, a convertible note payable and warrants, which may have a dilutive effect on reported earnings if they are exercised or converted to common stock. Common stock underlying outstanding options, convertible securities and warrants were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2008, because their inclusion would be anti dilutive when applied to the Company’s net loss/income per share.

Financial instruments, which may be exchanged for equity securities, are excluded in periods in which they are anti-dilutive. The following shares were excluded from the calculation of diluted earnings per share:

Anti Dilutive EPS Disclosure

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Convertible note payable	-	322,878	-	322,878
Options	1,892,123	3,252,812	1,892,123	2,662,649
Warrants	314,443	314,443	314,443	290,909
Restricted Shares	61,969	110,000	61,969	-
Restricted Stock Units	750,000	-	750,000	-

The per share exercise prices of the options were $0.48 - $14.00 for the nine months ended September 30, 2009 and 2008. The per share exercise prices of the warrants were $3.44 - $5.50 for the nine months ended September 30, 2009 and 2008. The convertible note payable with a face value of $1,750,000, and a conversion price of $5.42, had a post conversion effect of 322,878 shares in 2008. The convertible note was paid in cash in 2009.

Note 8 - Income Taxes

The effective tax rate for income (loss) before noncontrolling interest and loss on investee was 45% and 42% for the nine months ended September 30, 2009 and 2008, respectively. The Company evaluated available information including estimated prospective operating result, the historical taxable income and the nature of the individual tax attributes presented on the Condensed Consolidated Balance Sheets as of September 30, 2009 when determining whether a valuation allowance for deferred taxes is necessary. The Company has not provided a valuation allowance against its deferred tax assets because it is more likely than not that such benefits will be utilized by the Company.

Uncertain Tax Positions

The Company is subject to taxation in the United States for Federal and State, and certain foreign jurisdictions. The Company’s tax years for 2006, 2007 and 2008 are subject to examination by the tax authorities.  In addition, the tax returns for certain acquired entities are also subject to examination. As of September 30, 2009, an estimated liability for uncertain tax positions is recorded in our Condensed Consolidated Balance Sheets. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations however, cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax to the extent such adjustments relate to acquired entities.  Although the timing or the resolution and/or closure of the audits is highly uncertain, the Company does not believe that its unrecognized tax benefit will materially change in the next twelve months

Note 9- New Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The ASC is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC).  The adoption of the ASC did not have an impact on the Company’s results of operations or financial position.

In October 2009, FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB ASC Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) which was superseded by the FASB Codification and included in ASC Topic 810 to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. ASC Topic 810 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of 2010. The Company is assessing the potential impact, if any, of the adoption of the revised guidance included in ASC Topic 810 on its consolidated financial statements.

In June 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), “Subsequent Events”.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The effective date of ASC 855-10 is interim or annual financial periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Subsequent events have been evaluated through November 13, 2009.

In June 2008, the FASB issued ASC 260-10 (formerly FASB Staff Position No. EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” ASC 260-10 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. ASC 260-10 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 260-10 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which has been superseded ASC 810-10-65-1 and establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. ASC 810-10-65-1 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Except for presentation and disclosure requirements, the adoption of ASC 810-10-65-1 had no material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which has been superseded by ASC 805. ASC 805 establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard any release of the valuation allowance related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released. Additionally, under ASC 805 transaction-related expenses, which were previously capitalized, will be expensed as incurred. The adoption of ASC 805 did not have a material effect on our results of operations or financial position.

Note 10 - Commitments and Contingencies

The Company is named in Class Action Lawsuits in Florida, California and Minnesota involving allegations concerning the Company's marketing practices associated with some of its services billed and delivered via wireless carriers. The Company pursued a variety of alternative resolutions to these claims including a national settlement pertaining to all related matters. On November 6, 2009, the Superior Court of the State of California for the County of Los Angeles granted preliminary approval of the settlement. Also in connection with these matters, as they relate to the Company and its business partners within the industry, there are potential secondary claims for which certain liabilities are not probable or estimable. The Company has accrued for all probable and estimable related costs including $1 million of attorney fees, any estimated costs, and refunds incurred related to the national settlement, which are included in Accrued Expenses in the Condensed Consolidated Balance Sheets.

On February 2, 2009 the Company filed a complaint against Mobile Messenger PTY LTD and its subsidiary Mobile Messenger Americas, Inc. (“Mobile Messenger”) to recover monies owed the Company in connection with transaction activity incurred in the ordinary and normal course and also included declaratory relief concerning demands made by Mobile Messenger for indemnification in Mobile Messenger's settlement in its Florida Class Action Matter which it settled in late 2008  (“Grey vs. Mobile Messenger”). Mobile Messenger brought upon the Company a cross complaint seeking injunctive relief, indemnification, and recoupment of attorney’s fees. The Company disputes the allegations and continues to vigorously defend itself in these matters considering, among other things, the specific facts surrounding the underlying claims against the Company, which we believe, are without merit.

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

Note 11 – Subsequent events

On October 6, 2009, Burton Katz resigned from his position as Chief Executive Officer of the Company and also resigned from the Company’s Board of Directors. On October 20, 2009, the Company and Burton Katz, entered into a Separation and Mutual Release Agreement.  This agreement provides that the Company will pay Mr. Katz an amount equal to $850,000 through 2011 in connection with his separation and that all 375,000 restricted stock units held by Mr. Katz and all rights of Mr. Katz to receive shares of common stock of the Company pursuant to such restricted stock units are terminated.  In addition, the agreement provides that Mr. Katz will have until October 5, 2010 to exercise his 444,434 options to purchase common stock of the Company. All obligations of the Company relating to Mr. Katz’s resignation will be included as a component of operating expenses during the quarter ended December 31, 2009. Subsequent events have been evaluated through November 13, 2009.

Item 2 Management’s Discussion and Analysis

CAUTIONARY STATEMENT

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2009 and 2008. Except for historical information, the matters discussed in this “Management’s Discussion and Analysis” are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the “ forward-looking statements” as a result of, among other things, the factors described under the “Cautionary Statements and Risk Factors” included elsewhere in this report. The information contained in this Form 10-Q, as at and for the three and nine months ended September 30, 2009 and 2008, is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 of Atrinsic, Inc. (“we,” “our,” “us”, the “Company,” or “Atrinsic”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in our Annual Report on Form 10-K.

A NOTE CONCERNING PRESENTATION

This Quarterly Report on Form 10-Q contains information concerning Atrinsic, Inc. as it pertains to the periods covered by this report - for the three and nine months ended September 30, 2009 and 2008.

Executive Overview

Atrinsic, Inc. is a digital advertising and marketing services company. Atrinsic has two main service offerings, Transactional services and Subscription services. Transactional services offers full service online marketing and distribution services which are targeted and measurable online campaigns and programs for marketing partners, corporate advertisers, or their agencies, generating qualified customer leads, online responses and activities, or increased brand recognition. Subscription services offer our portfolio of subscription based content applications direct to users working with wireless carriers and other distributors.

Atrinsic brings together the power of the Internet, the latest in mobile technology, and traditional marketing/advertising methodologies, creating a fully integrated multi platform vehicle for the advanced generation of qualified leads monetized by the sale and distribution of subscription content, brand-based distribution and pay-for-performance advertising. Atrinsic’s service content is organized into four strategic content groups - digital music, casual games, interactive contests, and communities/lifestyles. The Atrinsic brands include GatorArcade, a premium online and mobile gaming site, Ringtone.com, a mobile music download service, and iMatchUp, one of the first integrated web-mobile dating services. Feature-rich Transactional advertising services include a mobile ad network, extensive search capabilities, email marketing, and one of the largest and growing publisher networks, and proprietary subscription  content. Services are provided on a variety of pricing models including cost per action, fixed fee, or commission based arrangements.

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

Results of Operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Revenues presented by type of activity are as follows for the three month periods ending September 30, 2009 and 2008:

	For the Three Months		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
	2009	2008	$	%

Subscription	$4,889	$15,362	$(10,473)	-68%
Transactional	$9,984	$15,457	$(5,473)	-35%

Total Revenues (1)	$14,873	$30,819	$(15,946)	-52%

(1)
As described above, the Company currently aggregates revenues based on the type of user activity monetized. The Company’s objective is to optimize total revenues from the user experience. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Subscription and Transactional services.

Revenues decreased approximately $15.9 million or 52%, to $14.9 million for the three months ended September 30, 2009, compared to $30.8 million for the three months ended September 30, 2008.

Subscription revenue decreased by approximately $10.5 million, or 68%, to $4.9 million for the three months ended September 30, 2009, compared to $15.4 million for the three months ended September 30, 2008. The decrease in subscription service revenue was principally attributable to a decrease in the average number of billable subscribers during the period. For the three months ended September 2009 the average number of subscribers was 280,000 compared to 800,000 for the three months ended September 30, 2008. The number of subscribers is largely, but not precisely, correlated to the periodic reported revenues as a result of inter-period volatility, varied monthly billing cycles, and specific transactions including acquisition of subscriber base, the rate of refunds and other adjustments.

Transactional revenue decreased by approximately $5.5 million or 35% to $10.0 million for the three months ended September 30, 2009 compared to $15.5 million for the three months ended September 30, 2008. The decrease was primarily attributable to the reduction in discretionary advertising expenditures by our clients.

Operating Expenses

	For the Three Months		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
	2009	2008	$	%
Operating Expenses
Cost of Media – 3rd party	$9,911	$20,853	(10,942)	-52%
Product and distribution	3,651	2,681	970	36%
Selling and marketing	2,168	2,596	(428)	-16%
General, administrative and other operating	3,659	3,304	355	11%
Depreciation and Amortization	549	1,336	(787)	-59%

Total Operating Expenses	$19,938	$30,770	$(10,832)	-35%

Cost of Media

Cost of Media decreased by $11.0 million or 52% to $9.9 million for the three months ended September 30, 2009 from $20.9 million for the three months ended September 30, 2008. Cost of Media – 3 rd party includes media purchased for monetization of both transactional and subscription revenues. The decrease was proportionately correlated to the decline in the related revenue.

Product and Distribution

Product and distribution expense was $3.7 million for the three months ended September 30, 2009 as compared to $2.7 million for the three months ended September 30, 2008. Product and distribution expenses are costs necessary to develop and maintain proprietary content, support and maintain our websites, user data and technology platforms which drive both our transactional and subscription based revenues. During the third quarter of 2009, the Company had major ongoing initiatives to develop its subscription based music service, e-commerce ShopIt platform and other marketing and distribution technologies. Included in product and distribution cost is stock compensation expense of $32,000 and $(26,000) for the three months ended September 30, 2009 and 2008 respectively.

Selling and Marketing

Selling and marketing expense was $2.2 million in the three months ended September 30, 2009 as compared to $2.6 million for the three months ended September 30, 2008. The Company’s bad debt expense decreased by approximately $142,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Salaries and other marketing costs decreased for the three months ended September 30, 2009 in comparison to the three months ended September 30, 2008

General, Administrative and Other Operating

General and administrative expenses increased by approximately $355,000 to $3.7 million for the three months ended September 30, 2009 compared to $3.3 million for the three months ended September 30, 2008. The increase is primarily due to professional fees, Sarbanes Oxley consulting fees, legal and other compliance and governance related costs. The Company continues to make appropriate and modest investments in labor, facilities, and utilization of third party professional service providers to support growth, business development and corporate governance initiatives. Included in general and administrative expense is stock compensation expense of $226,000 and $(44,000) for the three months ended September 30, 2009 and 2008 respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased $787,000 to $549,000 for the three months ended September 30, 2009 compared to $1.3 million for the three months ended September 30, 2008 principally as a result of the decrease in amortization expense due to circumstance that certain intangibles are fully amortized.

(Loss) Gain from Operations

Operating loss was approximately $5.1 million for the three months ended September 30, 2009, compared to an operating gain of $49,000 for the three months ended September 30, 2008. The Company’s revenue decreased by 52% with a corresponding decrease in operating expenses of 35%. The reduction of expenses did not keep pace with the degradation in revenue.

Management has reduced operating and strategic expenses, launched other operational and strategic initiatives, and continued to monitor the marketplace for additional opportunities. The nature, timing, and magnitude of future activities will depend on, among other things, operating performance and market conditions. Management continuously seeks to build long term shareholder value by prudently deploying capital with expectations for an anticipated risk adjusted return.

The Company continues to execute on its long term strategic plans amidst a business climate that is volatile and uncertain. Despite these challenges, management remains committed, if necessary, to reduce discretionary operating expenses and reevaluate new initiatives in order to preserve operating margins and generate positive cash flow.

Interest Income and Dividends

Interest and dividend income decreased $202,000 to $5,000 for the three months ended September 30, 2009, compared to $207,000 for the three months ended September 30, 2008. The reduction is mainly due to a decrease in the balances of cash and marketable securities at September 30, 2009 compared to September 30, 2008, as well as a reduction in market rate of return on cash and cash equivalents.

Interest Expense

Interest expense was $1,000 for the three months ended September 30, 2009 compared to $83,000 for the three months ended September 30, 2008. The decrease was due to the payment of the Ringtone.com note payable in the second quarter of 2009.

Income Taxes

Income tax benefit, before noncontrolling interest and Equity in loss of investee, for the three months ended September 30, 2009 and 2008 was ($2.7) million and ($77,000) respectively and reflects an effective tax rate of 54% and 79% respectively. The Company had a loss before taxes of $5.1 million for the three months ended September 30, 2009 compared to loss before taxes of $98,000 for the three months ended September 30, 2008. The Company has not provided a valuation allowance against its tax benefits because it is more likely than not that such benefits will be utilized by the Company.

Equity in (Earnings) Loss of Investee

Equity in loss of investee was $61,000, net of taxes and represents the Company’s 36% interest in The Billing Resource, LLC (TBR). The company acquired its interest in TBR in the 4th Quarter 2008 so there are no comparable earnings for the three months ended September 30, 2008.

Net Loss (Income) Attributable to Noncontrolling Interest

Net Loss (income) attributable to noncontrolling interest for the three months ended September 30, 2009 was $0 compared to net income of ($15,000) for the three months ended September 30, 2008. The investment in MECC was dissolved in June 2009.

Net Loss Attributable to Atrinsic, Inc.

Net loss increased by $2.4 million to $2.4 million for the three months ended September 30, 2009 as compared to a net loss of $6,000 for the three months ended September 30, 2008. This increase resulted from the factors described above.

Results of Operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

In terms of comparability, for the nine months ended September 30, 2008 total revenue and operating expenses include eight months of Traffix, Inc. activity and three months of Ringtone.com LLC activity whereas September 30, 2009 total revenue and operating expenses includes nine months of Traffix, Inc. and Ringtone.com LLC activity.

Revenues presented by type of activity are as follows for the nine month periods ending September 30, 2009 and 2008:

	For the Nine Months		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
	2009	2008	$	%

Subscription	$15,099	$38,919	$(23,820)	-61%
Transactional	$40,330	$52,089	$(11,759)	-23%

Total Revenues (1)	$55,429	$91,008	$(35,579)	-39%

(1)
As described above, the Company currently aggregates revenues based on the type of user activity monetized. The Company’s objective is to optimize total revenues from the user experience. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Subscription and Transactional services.

Revenues decreased approximately $35.6 million, or 39%, to $55.4 million for the nine months ended September 30, 2009, compared to $91.0 million for the nine months ended September 30, 2008.

Subscription revenue decreased by approximately $23.8 million, or 61%, to $15.1 million for the nine months ended September 30, 2009, compared to $38.9 million for the nine months ended September 30, 2008. The decrease in subscription service revenue was principally attributable to a decrease in the average number of billable subscribers during the period. For the nine months ended September 30, 2009 the average number of subscribers was 362,000 compared to 882,000 for the nine months ended September 30, 2008. The number of subscribers is largely, but not precisely, correlated to the periodic reported revenues as a result of inter-period volatility, varied monthly billing cycles, and specific transactions including acquisition of subscriber base, the rate of refunds and other adjustments.

Transactional revenue decreased by approximately $11.8 million or 23% to $40.3 million for the nine months ended September 30, 2009 compared to $52.1 million for the nine months ended September 30, 2008. The decrease is principally attributed to the reduction in discretionary advertising spending by our search customers.

Operating Expenses

	For the Nine Months		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
	2009	2008	$	%
Operating Expenses
Cost of Media – 3rd party	$35,859	$60,778	(24,919)	-41%
Product and distribution	8,502	7,634	868	11%
Selling and marketing	7,095	6,757	338	5%
General, administrative and other operating	10,563	12,345	(1,782)	-14%
Depreciation and Amortization	3,111	2,616	495	19%

Total Operating Expenses	$65,130	$90,130	$(25,000)	-28%

Cost of Media

Cost of Media decreased by $25.0 million to $35.9 million for the nine months ended September 30, 2009 from $60.8 million for the nine months ended September 30, 2008. Cost of Media – 3 rd party includes media purchased for monetization of both transactional and subscription revenues. The decrease was proportionately correlated to the decline in the related revenue.

Product and Distribution

Product and distribution expense increased by $0.9 million to $8.5 million in the nine months ended September 30, 2009 as compared to $7.6 million for the nine months ended September 30, 2008. Product and distribution expenses are costs necessary to develop and maintain proprietary content, support and maintain our websites, user data and technology platforms which drive both our transactional and subscription based revenues. In 2009, the company had major ongoing initiatives to develop its subscription based music service, e-commerce ShopIt platform and other marketing and distribution technologies. Included in product and distribution cost is stock compensation expense of $138,000 and $110,000 for the nine months ended September 30, 2009 and 2008 respectively.

Selling and Marketing

Selling and marketing expense increased by $338,000 to $7.1 million in the nine months ended September 30, 2009 as compared to $6.8 million for the nine months ended September 30, 2008. The increase is primarily due to an increase in bad debt expense of $994,000 partially offset by a reduction in salaries and other marketing costs.

General, Administrative and Other Operating

General and administrative expenses decreased by approximately $1.8 million to $10.5 million for the nine months ended September 30, 2009 compared to $12.3 million for the nine months ended September 30, 2008. The decrease is primarily due to a reduction in labor and related costs, professional and consulting fees, facilities and related costs, partially offset by an increase in Sarbanes Oxley consulting fees, legal and related costs. The Company continues to make appropriate and modest investments in labor, facilities, and utilization of third party professional service providers to support its continued growth, business development and corporate governance initiatives Included in general and administrative expense is stock compensation expense of $941,000 and $900,000 for the nine months ended September 30, 2009 and 2008 respectively.

Depreciation and Amortization

Depreciation and amortization expense increased $495,000 to $3.1 million for the nine months ended September 30, 2009 compared to $2.6 million for the nine months ended September 30, 2008 principally as a result of the increase in intangible assets as a result of the acquisitions of Traffix, Inc. on February 4, 2008 and Ringtone.com LLC on September 30, 2008, and an increase in leasehold improvements for the Company’s New York City headquarters. In addition, numerous assets were fully depreciated as a result of closing the California office.

Loss from Operations

Operating loss increased to approximately $9.7 million for the nine months ended September 30, 2009, compared to an operating gain of $878,000 for the nine months ended September 30, 2008. The Company’s revenue decreased by 39%,with a corresponding decrease in operating expenses of 28%. The reduction of expenses did not keep pace with the degradation in revenue.

In addition, management has reduced operating and strategic expenses, has launched other operational initiatives, and has continued to monitor the marketplace for additional opportunities. The nature, timing, and magnitude of future activities will depend on, among other things, operating performance, and market conditions. Management continuously seeks to build long term shareholder value by prudently deploying capital with expectations for an anticipated risk adjusted return.

The Company continues to execute on its long term strategic plans amidst a business climate that is volatile and uncertain. Despite these challenges, management remains committed, if necessary, to reduce discretionary operating expenses and re-evaluate new initiatives in order to preserve operating margins and generate positive cash flow.

Interest Income and Dividends

Interest and dividend income decreased approximately $501,000 to $67,000 for the nine months ended September 30, 2009, compared to $568,000 for the nine months ended September 30, 2008. The reduction is mainly due to a decrease in the balances of cash and marketable securities at September 30, 2009 compared to September 30, 2008, as well as a reduction in the rate of return on invested capital.

Interest Expense

Interest expense was $76,000 for the nine months ended September 30, 2009 compared to $83,000 for the nine months ended September 30, 2008. The interest paid is primarily related to the note payable to Ringtone.com.

Income Taxes

Income tax (benefit) expense, before noncontrolling interest and Equity in loss of investee, for the nine months ended September 30, 2009 and 2008 was ($4.3) million and $517,000 respectively and reflects an effective tax rate of 45% and 42% respectively. The Company had a loss before taxes of $9.7 million for the nine months ended September 30, 2009 compared to income before taxes of $1.2 million for the nine months ended September 30, 2008. The Company has not provided a valuation allowance against its tax benefits because it is more likely than not that such benefits will be utilized by the Company.

Equity in Loss of Investee

Equity in loss of investee was $113,000, net of taxes for the nine months ended September 30, 2009 and represents the Company’s 36% interest in The Billing Resource, LLC. The company acquired its interest in TBR in the 4th Quarter 2008 so there are no comparable earnings for the nine months ended September 30, 2008.

Net Loss (Income) Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $28,000 for the nine months ended September 30, 2009 compared to a net income of ($92,000) for the nine months ended September 30, 2008. The investment in MECC was dissolved in June 2009.

Net (Loss) Income Attributable to Atrinsic, Inc.

Net loss increased by $6.3 million to ($5.5) million for the nine months ended September 30, 2009 as compared to a net income of $793,000 for the nine months ended September 30, 2008. This increase resulted from the factors described above.

Liquidity and Capital Resources

The Company continually projects anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. As of September 30, 2009, the Company had cash and cash equivalents of approximately $17.6 million and working capital of approximately $14.4 million. The Company used approximately $2.3 million in cash for operations for the nine months ended September 30, 2009 and, contingent on prospective operating performance, may require reductions in discretionary variable costs and other realignments to permanently reduce fixed operating costs. The Company generated $2.3 million in investing activities, principally from proceeds from sale of ARS securities and capital repayment from The Billing Resource, offset by the investment in ShopIt. Cash used in financing activities was $2.8 million and was principally attributable to payment of the Ringtone.com note payable of $1.8 million and stock repurchases of approximately $900,000.

 The Company believes that its existing cash and cash equivalents and anticipated cash flows from operating activities will be sufficient to fund minimum working capital and capital expenditure needs for at least the next twelve months. The extent of the Company’s future capital requirements will depend on many factors, including its results of operations. If the Company’s cash flows from operations is less than anticipated or its working capital requirements or capital expenditures are greater than expectations, or if the Company expands its business by acquiring or investing in additional products or technologies, it may need to secure additional debt or equity financing. The Company is continually evaluating various financing strategies to be used to expand its business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. The potential inability to obtain additional debt or equity financing, if required, could have a material adverse effect on the Company’s operations.

In conjunction with the Company’s objective of enhancing shareholder value, the Company’s Board of Directors authorized a share repurchase program which expired in May 2009. Under this share repurchase program, the Company purchased 832,392 shares of the Company’s common stock for an aggregate price of approximately $0.9 million.

The Company is continuously monitoring the marketplace and our operating performance and will make investments where necessary to accomplish our goals and objectives. The Company is committed to returning to profitability and generating positive cash flow.

In certain situations, the Company does have minimum fee obligations assuming the counterparty performs the required level of services. We feel that the level of business activity under normal and ordinary circumstances exceeds the minimum thresholds.

New Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The ASC is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC).  The adoption of the ASC did not have an impact on the Company’s results of operations or financial position.

In October 2009, FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB ASC Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) which was superseded by the FASB Codification and included in ASC Topic 810 to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. ASC Topic 810 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of 2010. The Company is assessing the potential impact, if any, of the adoption of the revised guidance included in ASC Topic 810 on its consolidated financial statements.

In June 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), “Subsequent Events”.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The effective date of ASC 855-10 is interim or annual financial periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Subsequent events have been evaluated through November 13, 2009.

In June 2008, the FASB issued ASC 260-10 (formerly FASB Staff Position No. EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” ASC 260-10 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. ASC 260-10 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 260-10 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which has been superseded ASC 810-10-65-1 and establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. ASC 810-10-65-1 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Except for presentation and disclosure requirements, the adoption of ASC 810-10-65-1 had no material impact on the Company’s financial statements.

 In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which has been superseded by ASC 805. ASC 805 establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard any release of the valuation allowance related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released. Additionally, under ASC 805 transaction-related expenses, which were previously capitalized, will be expensed as incurred. The adoption of ASC 805 did not have a material effect on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4T. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Members of the our management, including our Interim Chief Executive Officer, Jeffrey Schwartz, and Chief Financial Officer Andrew Zaref, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Schwartz and Zaref concluded that our disclosure controls and procedures were effective for the period ended September 30, 2009.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter ended September 30, 2009, we generated a significant portion of our revenues from the sale of our products and services directly to consumers which are billed through aggregators and telecommunications carriers. We expect that we will continue to bill a significant portion of our revenues through a limited number of aggregators for the foreseeable future, although these aggregators may vary from period to period. In a risk diversification and cost saving effort, we have established a direct billing relationship with a carrier that mitigates a portion of our revenue generation risk as it relates to aggregator dependence; conversely this risk is replaced with internal performance risk regarding our ability to successfully process billable messages directly with the carrier.

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

During the nine months ended September 30, 2009, all of our revenue was generated, directly or indirectly, through the Internet in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers' websites as well as confirmation and management of mobile services.  This business model may not continue to be effective in the future for the following reasons:

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

We are and will be highly dependent upon the efforts of the members of our management team, particularly those of our Interim Chief Executive Officer, Jeffrey Schwartz, our President, Andrew Stollman, our Executive Vice President, Corporate Development, Raymond Musci and our Chief Financial Officer, Andrew Zaref. The loss of the services of Messrs. Schwartz, Stollman, Musci or Zaref may impede the execution of our business strategy and the achievement of our business objectives. We can give you no assurance that we will be able to attract and retain the qualified personnel necessary for the development of our business. Our failure to recruit key personnel or our failure to adequately train, motivate and supervise our existing or future personnel will adversely affect our operations.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees and harm our business.

We have historically used stock options as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of September 30, 2009, some of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

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

 The Company is named in Class Action Lawsuits in Florida, California and Minnesota involving allegations concerning the Company's marketing practices associated with some of its services billed and delivered via wireless carriers. The Company pursued a variety of alternative resolutions to these claims including a national settlement pertaining to all related matters. On November 6, 2009, the Superior Court of the State of California for the County of Los Angeles granted preliminary approval of the settlement. Also in connection with these matters, as they relate to the Company and its business partners within the industry, there are potential secondary claims for which certain liabilities are not probable or estimable. The Company has accrued for all probable and estimable related costs including $1 million of attorney fees, any estimated costs, and refunds incurred related to the national settlement, which are included in Accrued Expenses in the Condensed Consolidated Balance Sheets.

On February 2, 2009 the Company filed a complaint against Mobile Messenger PTY LTD and its subsidiary Mobile Messenger Americas, Inc. (“Mobile Messenger”) to recover monies owed the Company in connection with transaction activity incurred in the ordinary and normal course and also included declaratory relief concerning demands made by Mobile Messenger for indemnification in Mobile Messenger's settlement in its Florida Class Action Matter which it settled in late 2008  (“Grey vs. Mobile Messenger”). Mobile Messenger brought upon the Company a cross complaint seeking injunctive relief, indemnification, and recoupment of attorney’s fees. The Company disputes the allegations and continues to vigorously defend itself in these matters considering, among other things, the specific facts surrounding the underlying claims against the Company, which we believe, are without merit.

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

We recorded a significant amount of goodwill and other intangible assets in connection with our merger with Traffix and the acquisition of the assets of Ringtone.com and ShopIt.com which may result in significant future charges against earnings if the goodwill and other intangible assets become impaired.

In accounting for the merger with Traffix and the acquisition of the assets of Ringtone.com and Shopit.com, we allocated and recorded a large portion of the purchase price paid in the merger to goodwill and other intangible assets. Under SFAS No.142 and related authoritative guidance, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets, such as the charge that was taken in the fourth quarter of 2008, could materially adversely affect Atrinsic’s results of operations in future periods.

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

We may recognize a valuation allowance in the future against our deferred tax assets which may adversely impact our results of operations and financial condition.

The Company evaluated available information including estimated prospective operating result, the historical taxable income and the nature of the individual tax attributes presented on the Condensed Consolidated Balance Sheets as of September 30, 2009 when determining whether a valuation allowance for deferred taxes is necessary. The Company has not provided a valuation allowance against its deferred tax assets because it is more likely than not that such benefits will be utilized by the Company. If the Company is not able to realize future earnings, a valuation allowance may be required.

We have been and may continue to be impacted by the affects of the current slowdown of the United States economy.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending.   Consumer spending recently has deteriorated significantly as a result of the current economic situation in the United States and may remain depressed, or be subject to further deterioration for the foreseeable future.  Purchases of our subscription based services as well as our transactional services tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of spending for our products and services, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers or maintain or increase our international operations on a profitable basis. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy, including the current economic situation in the United States.

The requirements of the Sarbanes-Oxley act, including section 404, are burdensome, and our failure to comply with them could have a material adverse affect on the company’s business and stock price.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. Our independent registered public accounting firm will need to annually attest to the Company’s evaluation, and issue their own opinion on the Company’s internal control over financial reporting beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010. The process of complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls over financial reporting that we will need, will become more complex, and significantly more resources will be required to ensure that our internal controls over financial reporting remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

If we are unable to regain compliance with the Nasdaq Listing Rules prior to the expiration of specified cure periods, our securities may be delisted from the Nasdaq Global Market.

On October 6, 2009, Jeffrey Schwartz, previously an independent member of the Board of Directors and one of the three members of the Company’s Audit Committee, was named Interim Chief Executive Officer.  On the same date, Burton Katz resigned from the Company’s Board of Directors.  As a result of these events, Mr. Schwartz is no longer considered an independent member of the Board of Directors and is precluded from being a member of the Audit Committee.  These events have caused the Company to be in temporary non-compliance with Nasdaq Listing Rule 5605(b)(1), which requires that independent directors comprise a majority of the Board of Directors, and Nasdaq Listing Rule 5605(c)(2), which requires that the Audit Committee be comprised of at least three independent members.  Each of these Nasdaq Listing Rules provides that the Company has a cure period lasting until the earlier of its next annual stockholder meeting and October 6, 2010 to regain compliance.  Atrinsic intends to regain compliance with the Nasdaq Listing Rules prior to the expiration of the specified cure periods. If the Company is unable to satisfy its listing standards within the required timeframe, Nasdaq rules require Nasdaq to provide written notification to the Company that its securities will be delisted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares issued to Europlay Capital Advisors LLC

On September 17, 2009 but effective as of August 4, 2009, the Company issued to Europlay Capital Advisors LLC (“Europlay”) 40,000 shares of Common Stock.  The shares were issued to Europlay as partial consideration for consulting services rendered by Europlay to us.  In issuing the 40,000 shares of our common stock without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, as the shares were issued to an accredited investor, without a view to distribution, and were not issued through any general solicitation or advertisement.

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

Dated: November 13, 2009

BY:	/s/ Jeffrey Schwartz	BY:	/s/ Andrew Zaref
Jeffrey Schwartz		Andrew Zaref
Interim Chief Executive Officer		Chief Financial Officer
(Principal Financial and Accounting Officer)