Form 10-K
period 2009-12-31
Atrinsic, Inc.
filed 2010-03-31
CIK 1022899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
 Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed using the closing price of $1.34, as of June 30, 2009, was $18,129,060.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 24, 2010, the issuer had 20,878,933 shares of common stock issued and outstanding (which number excludes 2,741,318 shares issued and held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

TABLE OF CONTENTS

Part I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources of Atrinsic, Inc. (“Atrinsic,” or the “Company”). These forward-looking statements include, without limitation, statements regarding: proposed new services; the Company’s expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for the Company’s business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of when, or how, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our limited operating history
•	the highly competitive market in which we operate;
•	our ability to develop and market new applications and services;
•	protection of our intellectual property rights;
•	costs and requirements as a public company;
•	other factors, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

ITEM 1. BUSINESS

With respect to this discussion, the terms “we,” “us,” “our,” “Atrinsic”, and the “Company” refer to Atrinsic, Inc., a Delaware corporation and its wholly-owned subsidiaries, including New Motion Mobile, Inc. and Traffix, Inc. (“Traffix”), also Delaware corporations.

A Note Concerning Presentation

This Annual Report on Form 10-K contains information concerning Atrinsic, Inc. as it pertains to the period covered by this report – for the two years ended December 31, 2009 and 2008. As a result of the acquisitions of Traffix, Inc., a Delaware corporation (“Traffix”), and Ringtone.com LLC, a Minnesota limited liability company (“Ringtone”), by Atrinsic, Inc. on February 4, 2008 and June 30, 2008 respectively, (explained herein), this Annual Report on Form 10-K also contains information concerning the combination of Atrinsic, Traffix and Ringtone, as of the date of this Annual Report.

Background and History of Atrinsic

Atrinsic, formerly known as New Motion, Inc., and prior to New Motion, Inc. as MPLC, Inc., was incorporated under the laws of the State of Delaware in 1994 under the original name, The Millbrook Press, Inc. Until 2004, the Company was a publisher of children’s nonfiction books for the school and library market and the consumer market under various imprints. As a result of market factors, and after an unsuccessful attempt to restructure its obligations out of court, on February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut (the “Bankruptcy Court”). After filing for bankruptcy, the Company sold its imprints and remaining inventory and by July 31, 2004, had paid all secured creditors 100% of amounts owed. At that point in time, the Company was a “shell” company with nominal assets and no material operations. Beginning in January 2005, after the Bankruptcy Court’s approval, all pre-petition unsecured creditors had been paid 100% of the amounts owed (or agreed) and all post petition administrative claims submitted had been paid. In December 2005, $0.464 per eligible share was available for distribution and was distributed to stockholders of record as of October 31, 2005. The bankruptcy proceedings were concluded in January 2006 and no additional claims were permitted to be filed after that date.

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

On February 4, 2008, we completed a merger with Traffix, Inc., a Delaware corporation.  Pursuant to the merger, Traffix became our wholly owned subsidiary.  Traffix was a leading online marketing company that provided complete marketing solutions for its clients seeking to increase sales and customer contact deploying the numerous facets of online marketing Traffix offered.   Following the consummation of our merger with Traffix, Traffix stockholders owned approximately 45% of our capital stock, on a fully-diluted basis.  Also upon the closing of our transaction with Traffix, we commenced trading on The NASDAQ Global Market under the symbol “NWMO.”

On June 30 2008, Atrinsic entered into an Asset Purchase Agreement (“Ringtone APA”) with Ringtone.com, LLC (“Ringtone”) and W3i Holdings LLC (“W3i”) pursuant to which we acquired certain assets from Ringtone, including, but not limited to, short codes, a subscriber database, a covenant not to compete, working capital, and certain domain names. In consideration for the assets and certain liabilities assumed, we at the closing we paid to Ringtone approximately $7 million in cash. In addition, we delivered to Ringtone a convertible promissory note (the “Note”) in the aggregate principal amount of $1.75 million, which accrued interest at a rate of 10% per annum. In January 2009, we repaid the Note and have no further indebtedness to Ringtone and W3i.

On July 30, 2008, we entered into an agreement to launch online and mobile marketing services and offer our mobile products in the Indian market.  Under the agreement, we own 19% of the Joint Venture and are required to pay up to $325,000 in return for Compulsory Convertible Debentures which can be converted to common stock at any time, at our sole discretion. We have paid $225,000 of the $325,000 we were required to pay. We are in the process of dissolving the venture and we will not be required to make the remaining $100,000 payment.

On October 30, 2008, we acquired a 36% minority interest in The Billing Resource, LLC (“TBR”). TBR is an aggregator of fixed line telephone billing, providing alternative billing services to us and unrelated third parties. We contributed $2.2 million in cash to TBR upon its formation and another $1.0 million of working capital advances subsequent to the close of the transaction.  As of December 31 2009, we received a distribution of $1.9 million.

On June 25, 2009, we amended our Restated Certificate of Incorporation to change our corporate name from New Motion, Inc. to Atrinsic, Inc.  In connection with the change in our corporate name, we also changed our ticker symbol on the NASDAQ Global Market from “NWMO” to “ATRN.”

On July 31, 2009, we entered into an Asset Purchase Agreement with Central Internet Corporation d/b/a/ ShopIt.com (“ShopIt”), pursuant to which we acquired certain net assets from ShopIt, including but not limited to software, trademarks and certain domain names. In consideration for the assets, at the closing we cancelled $1.8 million in aggregate principal amount of indebtedness owed by ShopIt to us, paid to ShopIt $450,000 and issued 380,000 shares of our common stock, of which 180,000 shares were distributed to certain secured debt-holders of ShopIt subject to put options, and 200,000 shares were placed in escrow to be available until July 31, 2010 until finalization of the opening balance sheet.

On March 26, 2010,we entered into a Marketing Services Agreement (the “Marketing Agreement”) and a Master Services Agreement (the “Services Agreement”) with Brilliant Digital Entertainment, Inc. (“BDE”) effective as of July 1, 2009 (collectively, the “Agreements”), relating to the operation and marketing of the Kazaa digital music service.  The Agreements have a term of three years from the effective date, contain provisions for automatic one year renewals, subject to notice of non-renewal by either party, and may only be terminated generally upon a bankruptcy or liquidation event or in the event of an uncured material breach by either party. In accordance with the Agreements, Atrinsic and BDE will share equally in the “Net Profit” generated by the Kazaa music subscription service after all of our costs and expenses are recovered.  Under the Marketing Agreement, we are responsible for marketing, promotional, and advertising services in respect of the Kazaa service.  Pursuant to the Services Agreement, we are to provide services related to the operation of the Kazaa website and service, including billing and collection.  BDE is obligated to provide certain other services with respect to the service, including licensing the intellectual property underlying the Kazaa service to us.

 The Business of Atrinsic

We are a leading Internet focused marketing company.  We combine the power of the Internet with traditional direct response marketing techniques to sell entertainment and lifestyle subscription products directly to consumers.  We also leverage our media network and marketing expertise to provide lead generation and search related marketing services to our corporate and advertising clients.  We have developed our marketing media network, consisting of web sites, proprietary content and licensed media, to attract consumers, corporate partners and advertisers.  We believe our marketing media network and proprietary technology allows us to cost-effectively acquire consumers and provide targeted leads and marketing data to our corporate partners and advertisers.

Our strategy is to maximize the value of each media impression by maximizing the revenue and profit from each visitor to our media network.  We do this by using proprietary technology to match each consumer touch point (visit, registration or lead submission) with the highest value offer or series of offers.  These offers are sourced from a large pool of advertisers or from our own portfolio of consumer subscription products.  We also engage in targeted performance marketing activities, where we focus on acquiring customers for an advertiser on an exclusive basis.

Our premium subscription products include those that are wholly owned and administered by us and those that are executed in partnership with another party.  They represent an important component of our value maximization strategy.  By maintaining alternatives to third party offers, we are able to make use of a larger proportion of acquired Internet traffic and leads generated than would be the case with only third party offerings.  Our owned products typically provide a higher effective value for each media impression.  Consequently, we are continually working to maximize the presentation and conversion of our own offers to consumers who we touch in our media network.  We believe we have a competitive advantage relative to other direct marketing companies, including those that are marketing on the Internet.  The reason for this is because we are able to offer multiple billing modalities as a result of contracts and established relationships with billing aggregators and carriers, further expanding the pool of eligible customers or leads.  In addition to the standard credit card billing modality, we are sometimes able to bill directly to a user’s mobile phone or land-line telephone bill.

Our services business is principally composed of services that we perform for third parties in the areas of lead generation and search related services.  Our lead generation business provides qualified inquiries to third party advertisers through form submissions, validated telephone calls, data delivery and other forms of targeting for advertisers.  We are continually developing new performance marketing products that correspond to our clients needs.  Our business model in this area is typically based on a cost per designated action and not on an impression basis.  Our search related services are comprised of search engine marketing services, search engine optimization, banner display advertising and search engine optimization to a range of clients.  This area of the business, historically, has arisen from expertise and technology that has been developed internally as a direct result of the development of our own performance marketing media network.  This business is concentrated on providing client representation and strategy assistance with paid search marketing for the larger search portals in the United States.

Our business principally serves two sets of customers:

•	Corporate clients and advertisers – our transactional marketing services, and

•	End user consumers – our subscription services.

Each of these business activities – transactional and subscription – may utilize the same originating media or derive a customer from the same source; the difference is reflected in the type of customer billing.  In the case of transactional marketing services, the billing is generally carried out on a service fee, percentage, or on a performance. For subscription services, the end user is able to access premium content and, in return, is billed a recurring monthly fee through their credit card, mobile phone, or land-line.

Direct-to-Consumer Subscription Services

We market our recurring revenue services direct-to-consumer across the entertainment and lifestyle categories.  We bill more than 300,000 subscribers each month, at fees ranging from $5.00 to $20.00 per monthly subscription.

Our subscribers principally originate from our performance marketing media network, which includes owned content sites, promotional and sweepstakes sites, email campaigns, social media and, mobile media applications, and an affiliate network.  Our direct model allows us to source large numbers of subscribers and by using our own media network, also allows us to control the quality of the subscribers.  We also incorporate advanced lead validation strategies to enhance consumer targeting for our subscription products and to ensure the highest data quality for our advertisers.  In addition, as a result of our alternative billing platforms, we are able to further expand the universe of eligible users for our services.  Depending on the subscription service and user profile, we can offer mobile phone, land-line, and credit card billing options to our users.

In order to be successful in the recurring revenue, direct-to-consumer subscription services we offer, we are constantly monitoring a range of key metrics that have a direct impact on our ability to retain existing subscribers and our efficiency in acquiring new subscribers.  We regularly monitor the Life Time Value (“LTV”) of those subscribers, taking into consideration cost per acquisition, churn rates of subscribers, average revenue per user, ability to bill new subscribers, ability to bill existing subscribers and refund rates, among others.  To be competitive in our subscription business, we also seek to leverage our considerable expertise in the alternative billing models we offer which we believe provides us with a competitive advantage in the marketplace.

Entertainment Subscriptions:  In conjunction with Brilliant Digital Entertainment, Inc. (“BDE”), a distributor of licensed digital content, we are offering Kazaa, a subscription-based digital music service that gives users unlimited access to hundreds of thousands of CD-quality tracks.  For a monthly fee of $19.98 users can download unlimited music files and play those files on up to three separate computers. The downloaded files remain playable as long as the user’s subscription is active.  The subscription package also allows users to download unlimited ringtones to a mobile phone.  Unlike other music services that charge you every time a song is downloaded, Kazaa allows users to listen to and explore as much music as they want for one monthly fee, without having to pay for every track or album.  We bill consumers for this service on a monthly recurring basis through a credit card, land-line, or mobile device. Royalties are paid to the music labels for licenses to the music utilized by this digital service.

We also offer consumers access to a premium ringtone service through Ringtone.com, which is billed to a users mobile device. Through this service, consumers can download premium ringtones to their mobile device.

Through our interactive contests, we allow subscribers to win money, prizes and discounts online and through mobile phones.  Our sweepstake services encourage an engaged, repeat audience.  Bid4Prizes is a sweepstakes and entertainment site that features a reverse-auction game where consumers can play for name-brand prizes. Visitors can also buy discount products, and enjoy the site's entertainment features. While ad-supported subscribers can access the site online for free, paid subscribers enjoy VIP benefits, including mobile access.

Our casual gaming portfolio captures a wide-range of demographics and interests.  Our primary casual game subscription service, GatorArcade, has a broad selection of the most popular digital games, including top-rated games Zuma™, Diner Dash®, and World Series of Poker® Pro Challenge. The site also offers arcade games, strategy games, puzzles, and mobile entertainment. Subscribers can also play for free in an ad-supported environment and still download certain games.

Lifestyles Subscriptions: Through various partnerships, we have developed a range of subscription-based services and clubs which appeal to various lifestyle interest categories.  These services offer consumers access to shopping and entertainment coupons and premium services that can be redeemed online.  These memberships and clubs give consumers access to a broad range of benefits, offered by national businesses, including Universal Studios, Disney, and AMC Theatres.

Lead Generation and Online Marketing Services (Transactional Services)

Our online marketing services and lead generation offering gives corporate clients and advertisers access to a full suite of direct marketing services from a company with comprehensive Internet-based direct marketing experience.

Online and Search Marketing Services:  We develop and manage search engine marketing campaigns for our third party advertising clients, as well as for our own proprietary websites, promotions and offers.  Historically, these services developed as a result of our in-house expertise and technology which we used to support our own performance marketing network.  Using proprietary technology, we build, manage and analyze the effectiveness of hundreds of thousands of Pay Per Click (“PPC”) keywords in real time across each of the major search engines, including Google, Yahoo and Bing.  For our own products, we employ the same search marketing and optimization strategies that we deploy on behalf of advertisers, providing scalable search strategies, including organic and paid search campaigns.  Our goal is to manage our advertisers' media mix properly and minimize cannibalization between marketing channels. We also perform search engine optimization services, for which advertising clients are billed monthly.

We also offer advertisers additional online marketing services, including a display media platform, online and business intelligence, and brand protection.  We provide advertisers with brand protection to mount an optimal defense against online risks to an advertiser’s brand.  Our brand protection provides advertisers with a high degree of visibility and actionable intelligence to curb online abuse.  Our business intelligence allows us to audit and analyze our advertisers' activities, their competitors' activities, industry trends and the marketplace as a whole.

A recent addition to our range of service offerings includes the Atrinsic Affiliate Network.  This network is a developing business and represents an advance in the development of affiliate marketing platforms.  The Atrinsic Affiliate Network offers a full-service solution for branded advertisers.  Using the Network, advertisers create partnerships with publishers to drive website traffic, customer acquisitions, and online sales. The system’s software increases the transparency between publishers and advertisers, giving both parties access to higher quality data and allowing advertisers to connect to customers in the most cost efficient way possible.  The system includes key differentiating features, including business intelligence and brand protection.

Lead Generation:  We leverage our performance marketing media network for third party lead generation activities.  We invest heavily in driving traffic to our network.  In an effort to maximize revenue and profit per visit, and as a result of advanced consumer targeting, users will frequently be directed by us to third party offers.  Our network of sites and media encourage an engaged audience ideal for both advertising programs and lead generation. These interactive sites and media programs provide performance driven marketing opportunities that expose an advertiser’s products or service offerings to our digital entertainment customer base.  Our sites feature music content, games, sweepstakes, and loyalty programs.  The Atrinsic performance marketing network also includes multiple email programs, which allows us to use collected data for emailing advertiser offers or for our own direct to consumer offers.

Our content sites generate consumers who are attracted to our proprietary or licensed content found on the sites.  Our websites feature specialized content across the entertainment and lifestyle categories. This content includes EZTracks.com, a library of 30,000 licensed songs by hundreds of artists across all different genres, and GameFiesta.com, a casual gaming site for premium online and downloadable games.  These sites allow third-party advertisers to present their own offers and advertising.  In addition, like our advertisers and corporate clients, we are able to capitalize on the lead generation capabilities of these promotional and content-based web properties to acquire customers for our own products.

Applying technology is an important aspect of our lead generation business. We manage a number of technology platforms which utilize dynamic targeting and advanced data validation to automatically match consumers with the highest value offer or series of offers, maximizing value per acquired customer.  This technology allows us to get the maximum return on the marketing dollars spent to drive traffic into our performance marketing network.

In order to be successful in the lead generation business, we continually develop and implement innovative strategies to provide our advertisers and clients with access to targeted and qualified leads.  Such innovations include proprietary data validation and enhancement services, and real-time lead validation using call center and telephonic technologies.  Each layer of validation and qualification enhances the value of a user to our advertisers, which enables us to generate a higher value per acquired customer, or enables us to determine lead suitability for our own products.

In addition to our systems and technology that validate and enhance data and improve user targeting, we are continually developing new ad units that correspond to our clients needs for the delivery of their sales generation inquiries.  These new ad units range from expressions of interest, customized and targeted questions and data capture, to completed sales transactions.  This range of ad unit offering, and the corresponding flexibility of our technology and systems, allows us to work with a broad array of advertisers, from direct marketers to established brands.  It also allows us to go to market with products that have a corresponding range of price points.

Competitive Landscape

We face competition in all areas of our business and expect that this competition will continue to intensify in the future as a result of industry consolidation, the continuing maturation of the industry and low barriers to entry.  These factors may result in price reductions and loss of market share, which could reduce our future revenues and otherwise harm our business. We compete with a diverse and large pool of advertising, media, Internet companies and wireless and traditional telephone carriers.  Larger, more established companies are increasingly focused on developing and distributing products and services that directly compete with us.  Our ability to compete depends upon several factors, including our customer service and support levels, our sales and marketing efforts, the ease of use, performance, price, and reliability of products and services provided by us, and our ability to remain price competitive while maintaining our operating margins.  The development, distribution and sale of subscription services is a highly competitive business.  In this market, we compete primarily on the basis of marketing acquisition costs, brand strength, and carrier and billing breadth.  The subscription and online marketing markets are characterized by frequent product introductions, evolving platforms, new technologies, and a fluid and changing regulatory environment.

Digital Music:  Consumers are fundamentally changing the way that they interact with and utilize music content, as the format used for digital music distribution is evolving to become more user friendly and increasingly device compatible.  With the increased availability of compatible music, consumers are embracing technologies and services that allow them to conveniently obtain, manage and move digital content in an easy and affordable manner.  The growth of consumer Internet connectivity, particularly broadband, WiFi, and the deployment of 3G mobile networks, has increased consumer access to digital media.  Broadband PC Internet connections enable consumers to transfer data more quickly than ever before.  We believe these trends, along with other new technologies, will improve consumers’ access to digital media.

As transfer speed for digital media to consumers’ PCs via the Internet, to other non-PC Internet connected devices and to consumers’ mobile phones via WiFi and 3G networks continues to improve, we believe that consumers will continue to seek products and services that help them quickly and easily find and access content, manage their own collection of digital assets, and help them enjoy, access and move their music collection from their PCs to other media such as CDs, DVDs and digital entertainment devices, including portable MP3 players and mobile phones.  Portable devices, including MP3 players and mobile phones, have proliferated and their uses have increased.  Portable digital music devices have revolutionized the way consumers listen to music.  Many users are playing back digital music, spoken word and video content via consumer electronics devices such as portable MP3 players.

Digital music rights management has evolved, expanding hardware compatibility and thereby reducing constraints on how consumers may use their digital content.  Prior to 2007, record labels had licensed digital music for distribution subject to specific requirements that all downloaded songs contained Digital Rights Management (“DRM”).  As is common in new technology industries, key market leaders each chose different, sometimes proprietary, approaches to DRM, which caused compatibility issues. During 2007 the record labels agreed to allow DRM-free distribution of permanent downloads in certain circumstances.  The new open DRM-free standard should increase consumer interest in paid online music and may also drive increased competition.  We also expect that DRM will allow companies like ours, that provide content, rather than hardware, an opportunity to succeed in this rapidly growing space.

Mobile Content and Marketing Landscape:  The wireless market has emerged as a result of the rapid growth and significant technological advancement in the wireless communications industry.  Wireless carriers are delivering new handsets to new and existing subscribers which have the capability to download rich media content.  Due to the increase in advanced mobile phones with the capabilities to handle rich media downloads, the potential market for mobile services will increase significantly in the coming years.  We expect that as a result of our mobile billing expertise, Internet marketing experience and unique content offerings that we will be able to capitalize on this rapidly growing market.

Lead Generation Services Landscape: Attracting new customers is becoming increasingly more difficult and expensive given rising postage fees, the Do-Not-Call list, CAN-SPAM legislation and click-fraud via search engines. Online lead generation, qualification and email campaign management is an optimal solution to confront and mitigate some of these challenges.

Lead Generation involves the use of technology to gather information about Internet users.  Regulation requires users to grant permission or “opt-in” to allow this information to be gathered. This “opt-in” is often acquired through user registration forms. The information is then sold to advertisers for a price per lead that can vary from $5 to $60, depending on factors such as the quality of the lead, the lead exclusivity, the price level of product or service being sold and the “freshness” of the lead. The financial services, education, and automotive industries have been the most successful areas for lead generation.

The U.S. lead generation market has become increasingly competitive, as the largest U.S. advertisers are shifting more of their budgets from traditional media to the internet. We believe that we can successfully compete in the lead generation business because of our technology and media network.

Search Marketing Landscape:  The Internet is a global digital medium for commerce, content, advertising and communications. As the online population continues to grow, the Internet is increasingly becoming a tool for research and commerce and for distributing and consuming media. Online users regularly use the Internet to research offline purchases, making the Internet an important channel for both online and offline merchants. Consumers are also using the Internet to access an increasing amount of digital content across media formats including video, music, text and games. As consumers increasingly use the Internet to research and make purchases and to consume digital media, advertisers are shifting more of their marketing budgets to digital channels. Despite the size and growth of the digital marketing sector, the shift of traditional advertising spending to the Internet has yet to match the rate of consumption of online media. Marketers are expected to shift dollars away from traditional media and toward search marketing, display advertising, email marketing, social media, and mobile marketing. As advertisers spend more of their marketing budgets to reach Internet users, we believe the market for search marketing will continue to grow and we believe our business is structured to capitalize on this opportunity.

Technology Platform

 Our performance marketing network utilizes proprietary technologies to generate real-time marketing results for our direct to consumer subscriptions business and for our advertising clients.  Our proprietary technology continually analyzes marketing results to gauge whether campaigns are generating adequate results, and whether the media is being utilized cost-efficiently, and to determine whether different marketing techniques will yield better overall results.  We also employ other proprietary tools which allow us to monitor and analyze, in real time, our marketing and media costs associated with various campaigns. The technology measures effective buys on a per campaign basis which allows us to adjust marketing efforts immediately towards the most effective campaigns and mediums. These tools allow us to be more efficient and effective in our media buys. We believe we have a low cost per acquisition rate, due in large part to the application of these technologies.

We have also developed, or are developing, technologies related to our use and treatment of data, including the collection, processing and storage of data.  In order to enhance the value of our leads and data, we continue to improve our validation technology, including cross-checking and employing service bureau database lookups for our core products and services.  Central to our information strategy is a data warehouse that organizes and consolidates enterprise data to facilitate data modeling, reporting and the monetization of data.

Employees

As of December 31, 2009, Atrinsic had 144 employees and full-time consultants in the United States and Canada. We have never had a work stoppage and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Government Regulation

As a direct-to-consumer marketing company we are subject to a variety of Federal, State and Local laws and regulations designed to protect consumers that govern certain of our marketing and information collection practices. Also, since our products and services are accessible on mobile phones and the Internet, we are exposed to legal and regulatory developments affecting the Internet and telecommunications services in general.

There is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, defamation, obscenity and privacy. The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues of the Internet. In addition,  due to the increasing popularity and use of the Internet, a number of laws and regulations have been adopted at the international, federal, state and local levels with respect to the Internet. Many of these laws cover issues such as freedom of expression, pricing, online products and services including sweepstakes, taxation, advertising, intellectual property, and the convergence of traditional telecommunications services with Internet communications. Recently, growing public concern regarding privacy and the collection, distribution and use of Internet user information has led to increased federal and state scrutiny, as well as regulatory activity concerning data collection, record keeping, storage, security, notification of data theft, and associated use practices. Moreover, a number of laws and regulations have been proposed and are currently being considered by Federal, State, Local and foreign legislatures with respect to these issues.

The application of existing laws or the adoption or modification of laws or regulations in the future, together with increased regulatory scrutiny might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet. These developments could in turn have a material adverse effect on our business prospects, financial condition and results of operations and could potentially expose us and/or our clients to fines, litigation, cease and desist orders and civil and criminal liability and/or other compliance costs.

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

The following is a list of some of the risks and uncertainties that exist in our operating, and competitive marketing environment. To be successful, we believe that we must:

•	Maintain existing and develop new carrier and billing aggregator relationships upon which our direct-to-consumer subscription business currently depends;
•
Maintain a compliance based control system to render our products and services compliant with carrier and aggregator demands, as well as marketing practices imposed by private marketing rule makers, such as the Mobile Marketing Association, and to conform with the stringent marketing demands as imposed by various States’ Attorney Generals;

•	Respond effectively to competitive pressures in order to maintain our market position;
•	Increase brand awareness and consumer recognition to grow our business;
•	Attract and retain qualified management and employees for the expansion of the operating platform;
•	Continue to upgrade our technology and information processing systems to assess marketing results, measure customer satisfaction and remain competitive;
•	Continue to develop and source high-quality, direct-to-consumer subscription-worthy content that achieves significant market acceptance;
•	Execute our business and marketing strategies successfully.

If we are unable to address these risks, and respond accordingly, our operating results may not meet our publicly forecasted expectations, and/or the expectations as derived by our investors, which could cause the price of our common stock to decline.

Our business relies on wireless and landline carriers and aggregators to facilitate billing and collections in connection with our subscription products sold and services rendered. The loss of, or a material change in, any of these relationships could materially and adversely affect our business, operating results and financial condition.

During the year ended December 31, 2009, we generated a significant portion of our revenues from the sale of our products and services directly to consumers which are billed through aggregators and telephone carriers. We expect that we will continue to bill a significant portion of our revenues through a limited number of aggregators for the foreseeable future, although these aggregators may vary from period to period. In a risk diversification and cost saving effort, we have established a direct billing relationship with a carrier that mitigates a portion of our revenue generation risk as it relates to aggregator dependence; conversely this risk is replaced with internal performance risk regarding our ability to successfully process billable messages directly with the carrier.  Moreover, in an effort to further mitigate such operational risk, we invested a 36% equity stake in a landline telephone aggregator, TBR, to give us more visibility in the billing and collection process associated with subscription services billed to customers of local exchange carriers.

Our aggregator agreements are not exclusive and generally have a limited term of less than three years with automatic renewal provisions upon expiration in the majority of the agreements. These agreements set out the terms of our relationships with the aggregator and carriers, and provide that either party to the contract can terminate such agreement prior to its expiration, and in some instances, terminate without cause.

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

If one or more carriers decide to suspend the offering of our subscription services, we may be unable to replace such revenue source with an acceptable alternative, within an acceptable time frame. This could cause us to lose the capability to derive revenue from those subscribers, which could materially harm our business, operating results and financial condition.

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

We depend on partners and third-parties for our content and for the delivery of services underlying our subscriptions.

We depend heavily on partners and third-parties to provide us with licensed content including the Kazaa music service.  We are reliant on such companies to maintain licenses with music labels so that we can deliver services that we are contractually obligated to deliver to our customers.  These companies may not continue to provide services to us without disruption, or maintain licenses with the owners of the delivered content.  In addition to licensed content, we are also reliant on partners and third parties to provide services and to perform other activities which allow us to bill our subscribers.  Failure of our partners to continue to provide these services, may result in disruption to our customers and a loss in our business.  The costs associated with any transition to a new service or content provider would be substantial, even if a similar partner is available.  Failure of our partners or other third parties to provide content or deliver services have the potential to cause interruptions in the delivery of services, causing a loss of revenue and related gross margins, and the potential loss of customers, all of which could materially and adversely affect our business, results of operations and financial condition.

Our working capital requirements are significant and we may need to raise cash in the future to fund our working capital requirements.

Our working capital requirements are significant.  If our cash flows from operations are less than anticipated or our working capital requirements or capital expenditures are greater than expectations, or if we expand our business by acquiring or investing in additional products or technologies, we may need to secure additional debt or equity financing. We are continually evaluating various financing strategies to be used to expand our business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. The potential inability to obtain additional debt or equity financing, if required, could have a material adverse effect on our operations.

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

During 2009, all of our revenue was generated, directly or indirectly, through the Internet in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers' websites as well as confirmation and management of mobile services.  This business model may not continue to be effective in the future for various reasons, including the following:

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

We no longer meet the minimum bid price requirement for continued listing on the NASDAQ Global Market and have until June 22, 2010 to correct it.

We received a notice from NASDAQ that we no longer meet the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in NASDAQ’s Marketplace Rule 5450(a)(1), as a result of the bid price of our common stock closing below the required minimum $1.00 per share for 30 consecutive business days.  We have been provided with a customary grace period of 180 calendar days in which to regain compliance with the minimum bid price rule.  If at any time before June 22, 2010, the bid price of our stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written confirmation to us that we have regained compliance. If we do not regain compliance with the bid price rule by June 22, 2010, NASDAQ will notify us that our common stock is subject to delisting from The NASDAQ Global Market. However, we may appeal the delisting determination to a NASDAQ hearing panel and the delisting will be stayed pending the panel's determination. Alternatively, we may apply to transfer the listing of its common stock to the NASDAQ Capital Market if we satisfy all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement. If such application to the NASDAQ Capital Market is approved, then we may be eligible for an additional grace period.

We intend to actively monitor the bid price for our common stock between now and June 22, 2010, and will consider available options to regain compliance with the NASDAQ minimum bid price requirements. If we are unable to regain compliance with the minimum bid rule and is delisted, or unable to qualify for listing on the NASDAQ Capital Market, market liquidity for our common stock could be severely affected, and our stockholders’ ability to sell securities in the secondary market could be limited. Delisting from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Our revenue could decline if we fail to effectively monetize our content and our growth could be impeded if we fail to acquire or develop new content.

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

We do not intend to pay dividends on our equity securities.

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

In both our subscription services, including our Kazaa music service, and transaction services, we compete primarily on the basis of marketing acquisition cost, brand awareness, consumer penetration and carrier and distribution depth and breadth.  We face numerous competitors, many of whom are much larger than us, who have greater financial and operating resources than we do and who have been operating in our target markets longer than we have.  In the future, likely competitors may include other major media companies, traditional video game publishers, telephone carriers, content aggregators, wireless software providers and other pure-play direct response marketers publishing content and media, and Internet affiliate and network companies.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of December 31, 2009, a majority of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected. Moreover, applicable NASDAQ listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant stock options or other stock-based awards to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially, adversely affect our business.

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

On March 10, 2010, and subsequent to our fiscal year-end, Atrinsic received final approval of its settlement to its Class Action proceeding in the State of California on Allen v. Atrinsic, Inc. f/k/a New Motion, Inc., pending in Los Angeles County Superior Court.  The settlement covers all of the company’s mobile products, web sites and advertizing practices through December 2009. All costs of the settlement and defense were accrued for in 2008, therefore this settlement did not have an impact on the Company’s results of operations in 2009 and will not impact the Company’s results of operations in 2010.

As a result of the State of California Settlement and final approval of the  judgment, Atrinsic has filed stays, and will file dispositive motions, in the following actions, which it is either directly named in or has assumed the defense of the following cases: Baker v. Sprint Nextel Corp., Motricity, Inc., and New Motion, Inc. pending in Dade County Superior Court in Florida,  Stewart v New Motion, Inc. and Motricity, Inc., pending in Hennepin County District Court in Minnesota, Rynearson v. Motricty, Inc, pending in King County Superior Court in Washington Walker v. Motricity, Inc., pending in Alameda County Superior Court in California.  Management believes that it has accrued for all probable and estimable related costs of these actions.

On February 2, 2009 we filed a complaint, in the Superior Court of the State of California for the County of Los Angeles, against Mobile Messenger Americas, Inc. and Mobile Messenger PTY LTD, later amended to name Mobile Messenger Americas Pty, Ltd in place of the latter (collectively, “Mobile Messenger”), to recover monies owed to us in connection with transaction activity incurred in the ordinary and normal course of business.  The complaint also sought declaratory relief concerning demands made by Mobile Messenger for indemnification for amounts paid by Mobile Messenger in late 2008 in settlement of a class action lawsuit in Florida, Grey v. Mobile Messenger, et al. (the “Florida Class Action”).  Mobile Messenger brought upon us a cross complaint, filed in April 2009, seeking injunctive relief, indemnification for the settlement of the Florida Class Action and other matters, damages allegedly exceeding $17 million, declaratory relief and recoupment of attorneys fees.  In November 2009, we reached a settlement of the action in principle with Mobile Messenger.  The terms of this settlement are to be confidential but in general will result in a complete dismissal of the entire action, including the cross-complaint, with prejudice. The settlement is not expected to have a material impact on our results from operations, beyond what we have already expensed and accrued for in 2009.

 We may incur liabilities to tax authorities in excess of amounts that have been accrued which may adversely impact our results of operations and financial condition.

As more fully described in note 11 "Provision (Benefit) for Income Taxes" to our consolidated financial statements contained in this annual report on Form 10-K, we have recorded significant income tax liabilities. The preparation of our consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

We may be impacted by the affects of the current slowdown of the United States economy.

Our performance is subject to United States economic conditions and its impact on levels of consumer spending.   Consumer spending recently has deteriorated significantly as a result of the current economic situation in the United States and may remain depressed, or be subject to further deterioration for the foreseeable future.  Purchases of our subscription based services as well as our transactional services tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of spending for our products and services, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers or maintain or increase our international operations on a profitable basis. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy, including the current recession in the United States.

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

Revenue from our new businesses may be difficult to predict

We are devoting resources to service offerings where we have limited operation history. This makes it difficult to predict revenue and could result in longer than expected sales and implementation cycles.

 ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Atrinsic’s corporate headquarters are located at 469 7th Avenue, New York, NY.

The following table details the various properties leased and owned by us as of March 24, 2010.

Location	Leased/ Owned	Square Feet	Expiration
Dieppe, New Brunswick, Canada	Owned	17,000	N/A
469 7th Avenue, New York, NY	Leased	17,000	9/30/2018
1 Blue Hill Plaza, Pearl River, NY	Leased	14,220	11/15/2011

The spaces listed above are adequate for our current needs and we believe suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations. Our owned property in Dieppe, Canada is not subject to a mortgage or any liens. Atrinsic’s telephone number is (212) 716-1977.

ITEM 3. LEGAL PROCEEDINGS.

On March 10, 2010, and subsequent to our fiscal year-end, Atrinsic received final approval of its settlement to its Class Action proceeding in the State of California on Allen v. Atrinsic, Inc. f/k/a New Motion, Inc., pending in Los Angeles County Superior Court.  The settlement covers all of the company’s mobile products, web sites and advertizing practices through December 2009. All costs of the settlement and defense were accrued for in 2008. Therefore this settlement did not have an impact on the Company’s results of operations in 2009 and will not impact its results of operations in 2010.

As a result of the State of California Settlement and final approval of the  judgment, Atrinsic has filed stays, and will file dispositive motions, in the following actions, which it is either directly named in or has assumed the defense of the following cases: Baker v. Sprint Nextel Corp., Motricity, Inc., and New Motion, Inc. pending in Dade County Superior Court in Florida,  Stewart v New Motion, Inc. and Motricity, Inc., pending in Hennepin County District Court in Minnesota, Rynearson v. Motricty, Inc, pending in King County Superior Court in Washington Walker v. Motricity, Inc., pending in Alameda County Superior Court in California.  Management believes that it has accrued for all probable and estimable related costs of these actions.

On February 2, 2009 the Company filed a complaint, in the Superior Court of the State of California for the County of Los Angeles, against Mobile Messenger Americas, Inc. and Mobile Messenger PTY LTD, later amended to name Mobile Messenger Americas Pty, Ltd in place of the latter (collectively, “Mobile Messenger”), to recover monies owed the Company in connection with transaction activity incurred in the ordinary and normal course of business.  The complaint also sought declaratory relief concerning demands made by Mobile Messenger for indemnification for amounts paid by Mobile Messenger in late 2008 in settlement of a class action lawsuit in Florida, Grey v. Mobile Messenger, et al. (the “Florida Class Action”).  Mobile Messenger brought upon the Company a cross complaint, filed in April 2009, seeking injunctive relief, indemnification for the settlement of the Florida Class Action and other matters, damages allegedly exceeding $17 million, declaratory relief and recoupment of attorneys fees.  In November 2009, the Company reached a settlement of the action in principle with Mobile Messenger. The terms of the settlement are to be confidential but in general will result in a complete dismissal of the entire action, including the cross complaint, with prejudice. The settlement is not expected to have a material impact on the Company’s results from operations, beyond what the Company has already expensed and accrued for in 2009.

In the ordinary course of business, the Company is involved in various disputes, which are routine and incidental to the business and the industry in which it operates. In the opinion of management the results of such disputes will not have a significant adverse effect on the financial position or the results of operations of the Company.

ITEM 4. Removed and Reserved

 Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 25, 2009, the Company changed its corporate name and ticker symbol from New Motion, Inc., (NWMO) to Atrinsic, Inc., (ATRN). Our common stock is quoted on The NASDAQ Global Market.” Prior to our acquisition of Traffix which occurred on February 4, 2008, our common stock was quoted on the Over-The-Counter Bulletin Board under the symbol NWMO. The following table sets forth, for the periods indicated, the high and low sales prices (or high and low bid quotations with respect to the periods during which our common stock was traded on the Over-The-Counter Bulletin Board as determined from quotations on the Over-The-Counter Bulletin Board) for our common stock, as well as the total number of shares of common stock traded during the periods indicated.  With respect to the Over-The-Counter market quotations referenced above, such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

			Average
			Daily
	High	Low	Volume
Year Ended December 31, 2009:
First Quarter	1.46	0.75	44,077
Second Quarter	1.50	0.87	33,344
Third Quarter	1.42	0.90	14,863
Fourth Quarter	1.17	0.52	43,920

Year Ended December 31, 2008:
First Quarter	14.00	3.70	44,166
Second Quarter	5.25	3.26	82,617
Third Quarter	4.35	2.20	39,769
Fourth Quarter	3.41	1.01	42,630

As of March 26, 2009, there were approximately 165 record holders of common stock. As of March 26, 2009, the closing sales price of our common stock as reported on the NASDAQ Global Market was $0.88 per share. Our transfer agent is American Stock Transfer & Trust Company and their phone number is (718) 921-8275.

Dividend Policy

We do not anticipate paying any dividends on our common stock for the foreseeable future. We intend to retain our future earnings to re-invest in our ongoing business. The declaration of cash dividends in the future will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

During the 2009 fiscal year, other than as disclosed in our Quarterly Reports on Form 10-Q or on Form 8-K, as filed with the Securities and Exchange Commission, we did not sell unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion and analysis should be read together with the Consolidated Financial Statements of Atrinsic, Inc. and the “Notes to Consolidated Financial Statements” included elsewhere in this report.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Atrinsic, Inc. for the fiscal years ended December 31, 2009 and 2008. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Executive Overview

As a direct to consumer Internet marketing company, our strategy is to maximize the value of each media impression by maximizing the revenue and profit from each visitor to our media network.  We do this by using proprietary technology to match each consumer touch point (visit, registration or lead submission) with the highest value offer or series of offers.  These offers are sourced from a large pool of advertisers or from our own portfolio of consumer subscription products.  We also engage in targeted performance marketing activities where we focus on acquiring customers for an advertiser on an exclusive basis.

Our premium subscription products, which are marketed directly to consumers, are an important component of the maximization strategy.  By maintaining alternatives to third party offers, we are able to make use of a larger proportion of acquired Internet traffic and leads generated than would be the case with only third party advertisers’ offerings, since our owned products typically provide a higher effective value for each media impression.

Over an extended period of time, our ability to generate incremental revenues relies on our ability to increase the size and scope of our media network, our ability to target campaigns, and our ability to convert qualified leads into appropriate revenue generating opportunities, including into subscribers of our own products.  Revenue growth also depends on our ability to market and sell our services, including search services and lead generation activities, to third parties.

We combine our direct response capability with an Internet-based customer acquisition model, which allows us to use proprietary lead generation, search and email marketing strategies, to generate a greater volume of Internet traffic at a lower effective cost of acquisition.  Our success at acquiring qualified customers at a low effective cost is due, in part to our portfolio of attractive web properties, content and licensed media. This performance marketing media network ensures a continual base of subscribers to our subscription products, and also generates qualified traffic that is complementary to our third-party advertisers.

Our direct response marketing business principally serves two sets of customers. Corporate clients and third party advertisers (transactional services) use our products and services to enhance their online marketing programs.  Consumers (subscriptions) subscribe to our services to receive premium content on the Internet and on their mobile device. Each of these business activities – transactional and subscription – may utilize the same originating media or derive a customer from the same source; the difference is reflected in the type of customer billing.  In the case of transactional marketing services, the billing is generally carried out on a service fee, percentage, or on a performance basis. For subscription services, the end user (the consumer) is able to access premium content and in return is charged a recurring monthly fee to a credit card, mobile phone, or land-line phone.

In managing our business, we internally develop programming or partner with online content providers to match users with our service offerings and those of our advertising clients. Our prospects for growth are dependent on our ability to acquire content in a cost effective manner. Our results may also be impacted by economic conditions and the relative strengths and weakness of the U.S. economy, trends in the online marketing and telecommunications industry, including client spending patterns and increases or decreases in our portfolio of service offerings, including the overall demand for such offerings, competitive and alternative programs and advertising mediums, and risks inherent in our customer database, including customer attrition.

Similar to other media based companies, our ability to specifically isolate the relative historical aggregate impact of price and volume regarding our revenue is not practical as the majority of our services are sold and managed on an order by order basis and our revenues are greatly impacted by our ability to qualify, validate and enhance leads that we acquire.  Factors impacting the pricing of our services include, but are not limited to: (1) the dollar value, length and breadth of the order; (2) the quality of the desired action; (3) the quantity of actions or services requested by our clients; (4) our ability to enhance the value of leads through validation and traffic disaggregation; (5) matching leads to the highest relative value offer; and (6) the level of customization required by our clients.

The principal components of our operating expense are labor, media and media related expenses (including media content costs, lead validation and affiliate compensation), product or content development and royalties or licensing fees, marketing and promotional expense (including sales commissions, customer service and customer retention expense) and corporate general and administrative expense. We consider our operating cost structure to be predominantly variable in nature over a short time horizon, and as a result, we are immediately able to make modifications to our cost structure to what we believe to be increases or decreases in revenue and market trends. This factor is important in monitoring our performance in periods when revenues are increasing or decreasing. In periods where revenues are increasing as a result of improved market conditions, we will make every effort to best utilize existing resources, but there can be no guarantee that we will be able to increase revenues without incurring additional marketing or operating costs and expenses. Conversely, in a period of declining market conditions we are immediately able to reduce certain operating expenses and preserve operating income. Furthermore, if we perceive a decline in market conditions to be temporary, we may choose to maintain or increase operating expenses for the future maximization of operating results.

As a growing part of our direct-to-consumer business, the Kazaa music service is an important focus for management.  The Kazaa digital music service is offered in conjunction with BDE, an online distributor of licensed digital content.  On March 26, 2010, we entered into a Marketing Services Agreement (the “Marketing Agreement”) and a Master Services Agreement (the “Services Agreement”) with BDE effective as of July 1, 2009 (collectively, the “Agreements”), relating to the operation and marketing of the Kazaa digital music service.  The Agreements have a term of three years from the effective date, contain provisions for automatic one year renewals, subject to notice of non-renewal by either party, and may only be terminated generally upon a bankruptcy or liquidation event or in the event of an uncured material breach by either party.  In accordance with the Agreements, Atrinsic and BDE will share equally in the “Net Profit” generated by the Kazaa music subscription service after all of our costs and expenses are recovered.

Under the Marketing Agreement, we are responsible for marketing, promotional, and advertising services in respect of the Kazaa service.  In exchange for these marketing services, we will be reimbursed for the pre-approved costs and expenses incurred in connection with the provision of the services plus all other agreed budgeted amounts.  Pursuant to the Services Agreement, we are to provide services related to the operation of the Kazaa website and service, including billing and collection services and the operation of the Kazaa online storefront.  BDE is obligated to provide certain other services with respect to the service, including licensing the intellectual property underlying the Kazaa service to us, obtaining all licenses to the content offered as part of the service and delivering that content to the subscribers via the service interface.

As part of the Agreements, we are required to make advance payments and expenditures in respect of certain expenses incurred in order to provide the required services and operate the Kazaa music service.  These advances and expenditures are recoverable on a dollar for dollar basis against future revenues.  BDE has agreed to repay up to $2,500,000 of these advances and expenditures which are not otherwise recovered from Kazaa generated revenues and this repayment obligation will be secured under separate agreement.  Similarly, we are not obligated to make additional expenditures if more than $5,000,000 remains unrecovered or unrecouped by us from Kazaa revenues.

Business Strategy

To become a leading direct to consumer Internet marketing company, our strategy is to continue to develop a broad marketing and media network that allows us to cost-efficiently acquire consumers for our subscription-based services and for our third-party lead generation activities.  We also must continually develop best in class service offerings for our clients in the area of search related services.

Expand Online Distribution Capabilities: we consider our distribution capabilities as encompassing the various ways we generate Internet traffic by attracting users to various web properties and converting visitors into subscribers and third-party leads.  We employ a multifaceted approach to generating traffic: (i) users may navigate directly to our web properties, (ii) users respond to our email marketing, (iii) we garner users of our promotional and sweepstakes sites, (iv) we attract users to our content sites by offering valuable media and other content, (v) we utilize call center technology in the acquisition process, and (vi) we use search engine optimization and search marketing efforts which attract users to our sites and services on a PPC-basis.  Our strategy is to increase our volume of visitors, subscribers, and third-party leads by improving the reach and widening our breadth of distribution. We expect to do this by increasing our portfolio of web properties and sites, and improving existing, or employing innovative techniques, to source traffic.  We expect that by expanding our online distribution capability, we will lower our customer acquisition costs by improving margins through greater scale.

Publish High-Quality, Branded Subscription Content: As a direct to consumer Internet marketing company, we are focused on partnering with companies, and developing proprietary sources of content, for our direct to consumer subscription products.  We believe that publishing a diversified portfolio of the highest quality content, like the Kazaa music service, is important to our business. We intend to continue to develop innovative and sought-after content and intend to continue to devote significant resources to the development of high-quality and innovative products and services.  We will focus on subscription based products in the entertainment and lifestyle categories as these products correspond to the visitor base in our media network.

Lead Generation Product Development:  In order to be competitive in the performance marketing areas, companies must de-commoditize the leads they generate.  We are pursuing a number of value enhancing strategies to increase the marketability of our leads to third parties and to increase the conversion of leads into subscribers of our direct-to-consumer subscription services.  These innovations include ad units designed to drive direct telephone calls, where a call center operator will respond instantly to a user’s request for information and, in some instances, transfer the consumer directly to an advertiser.  We also actively increase the value of a consumer inquiry by validating the submission of online information through automated data lookups and validation, or through call center confirmation.  All of these lead value enhancement techniques assist us in increasing the average sales price of leads sold to our advertisers, or improves the conversion of users into subscribers to our direct-to-consumer subscription services and the corresponding increases in LTV that result from more highly qualified subscribers.

Multiple Billing Platforms:  As a direct result of being proficient in multiple billing platforms, we are able to create customer acquisition efficiencies because we can acquire direct subscribers and generate third-party leads.  This provides us with a competitive advantage over traditional direct response marketers, who may only offer a single billing modality – credit cards.  We have agreements through multiple aggregators who have access to U.S. carriers – both wireless and landline – for billing.  These relationships include our 36% interest in TBR, which is an aggregator of fixed-line billing.  In addition to agreements with aggregators, we also have an agreement in place with AT&T Wireless to distribute and bill for our services directly to subscribers on their network.  As a result of our multiple billing protocols, we are able to expand our potential customer base, attracting consumers who may prefer a different billing mechanism than is traditionally offered.  Many of our new product initiatives leverage and expand upon our alternative billing capabilities.

Online Marketing Services: In order to be competitive in the area of online marketing services, particularly in search related marketing services, we must continue to expand our staff and technology capabilities.  Our product offering will not remain competitive if we don’t offer our clients leading edge technology and strategies designed to drive their online sales efforts.  Adding more services revenue will involve prospecting a targeted set of clients who are natural consumers of our services.  Our initiatives include delivering an integrated suite of services, which include search engine marketing services, search engine optimization, display advertising, and affiliate marketing.  Our ability to integrate brand protection and competitive intelligence is a source of differentiation and growth for our existing and new client base.

Technology: Through our use of technology, we attempt to display the highest value offer to the consumer.  On a real-time basis, our technology dynamically analyzes user data, media source, and estimated offer values and progressions to gauge which offer maximizes the value of the media impression.  If the user is “qualified,” we will expose one of our targeted consumer subscription offers.  In the event that the user does not correspond to our internal targeting criteria, the most profitable third-party offers will be displayed.  In every case, we are continually working on technology to improve targeting capability so as to maximize the value of each media impression.  We also employ proprietary technology which measures, in real time, the effectiveness of our media buying by media source.  This allows us to adjust marketing efforts immediately towards the most effective partners. These tools allow us to be more effective in our media buying, reducing our acquisition costs and improving convertibility and profitability.

Results of Operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Revenues presented by type of activity are as follows for the year ended December 31:

	For the Year		Change	Change
	December 31,		Inc.(Dec.)	Inc.(Dec.)
	2009	2008	$	%

Subscription	$22,254	$44,196	$(21,942)	-50%
Transactional	46,835	69,688	(22,853)	-33%

Total Revenues (1)	$69,089	$113,884	$(44,795)	-39%

(1)
As described above, we currently aggregate revenues based on the type of user activity monetized. Our objective is to optimize total revenues from the user experiences. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Subscription and Transactional Services.

Revenues decreased approximately $44.8 million, or 39%, to $69.1 million for the year ended December 31, 2009, compared to $113.9 million for the year ended December 31, 2008.

Subscription revenue consists of content applications billed direct to consumers via mobile or land based telephone lines or credit card.  These services are delivered through the Internet to PCs, or mobile phones, or through other Internet-connected devices.  Subscription revenue decreased by approximately $22.0 million, or 50%, to $22.2 million for the year ended December 31, 2009, compared to $44.2 million for the year ended December 31, 2008. The decrease in subscription service revenue was principally attributable to a decrease in the number of billable subscribers during the period. At December 31, 2009 the number of subscribers was 338,000 compared to 501,000 at December 31, 2008.  This also compares to 346,000 subscribers at September 30, 2009.  The decrease in billable subscribers from a year ago was due primarily to a significant reduction in mobile customer acquisition rates, offset by approximately 70,000 net billable additions from the introduction of the Kazaa music subscription service.  Net billable additions refers to the number of subscribers added during the period, less attrition.  During 2009, we reduced our mobile marketing spends, which directly impacted customer acquisition rates. We elected to cut our mobile marketing spends because of the uncertain regulatory and legal environment associated with marketing mobile subscription services and due to the less profitable economics – a result of higher customer acquisition costs – of our mobile subscription service offerings.

Transactional revenue is derived from our online marketing and lead generation activities, which are targeted and measurable online campaigns and programs for marketing partners, corporate advertisers, or their agencies, generating qualified customer leads, online responses and activities, or increased brand recognition. Transactional revenue decreased by approximately $22.9 million or 33% to $46.8 million for the year ended December 31, 2009 compared to $69.7 million for the year ended December 31, 2008. The decrease is principally attributed to the reduction in discretionary advertising spending by our search customers.

We also experienced weakness in our marketing services and lead generation business, including a reduction in page views, site visits, and registrations, which manifested itself in lower revenue for these service lines on a year-over-year basis.  As a result of the slow-down in economic activity in the United States during 2009, spending on advertising decreased markedly, leading to increased competition in the Internet marketing and lead generation markets which, in turn, created significant downward pricing pressure on our offerings and resulted in a lower volume of registrations and leads that could be sourced at an attractive price.

Operating Expenses

	For the Year		Change	Change
	December 31,		Inc.(Dec.)	Inc.(Dec.)
	2009	2008	$	%
Operating Expenses
Cost of Media – 3rd party	$43,313	$74,541	$(31,228)	-42%
Product and distribution	10,559	9,749	810	8%
Selling and marketing	8,386	9,974	(1,588)	-16%
General, administrative and other operating	14,706	16,060	(1,354)	-8%
Depreciation and Amortization	3,698	5,867	(2,169)	-37%
Impairment of Goodwill and Intangible Assets	17,289	114,783	(97,494)	-85%

Total Operating Expenses	$97,951	$230,974	$(133,023)	-58%

Cost of Media

Cost of Media – 3rd party decreased by $31.2 million to $43.3 million for the year ended December 31, 2009 from $74.5 million for the year ended December 31, 2008. Cost of Media – 3 rd party includes media purchased for monetization of both transactional and subscription revenues. Because of its strictly variable nature, this decrease was proportionately correlated to the decline in the related revenue.  As a percentage of revenue, Cost of Media -3rd party improved to 63% for the year ended December 31, 2009 from 65% for the year ended December 31, 2008.  This improvement in Cost of Media -3rd party margin is attributable to reductions in the pace of mobile customer acquisition, partially offset by increased search marketing spend associated with the Kazaa music subscription service. It is to be expected that for businesses with a significant recurring revenue component, if direct marketing expense is significantly curtailed, the business, as a result of the recurring nature of revenue generated by the subscription service, will exhibit a short term period of improved Cost of Media – 3 rd party margins.

Product and Distribution

Product and distribution expense increased by $0.8 million to $10.5 million in the year ended December 31, 2009 as compared to $9.7 million for the year ended December 31, 2008. Product and distribution expenses are costs necessary to develop and maintain proprietary content and support and maintain our websites and technology platforms – which drive both our transactional and subscription based revenues.  In 2009, we experienced higher product and distribution expense as a result of costs incurred to further develop the Kazaa music service, greater royalty and license expense, also associated with Kazaa, and other general marketing and distribution technology-related expense.  These higher technology and royalty costs were offset by a reduction in product and distribution salary expense. Included in product and distribution cost is stock compensation expense of $111,000 and $7,000 for the year ended December 31, 2009 and 2008, respectively.

Selling and marketing

Selling and marketing expense decreased by $1.6 million to $8.4 million in the year ended December 31, 2009 as compared to $10.0 million for the year ended December 31, 2008. The decrease is primarily due to a reduction in salaries and other marketing costs, in accordance with the decrease in our revenue over the same period.  This decrease in selling and marketing expense was partially offset by higher customer service expense as a result of new service offerings and call center activity.

General, Administrative and Other Operating

General and administrative expenses decreased by approximately $1.4 million to $14.7 million for the year ended December 31, 2009 compared to $16.1 million for the year ended December 31, 2008. The decrease is due primarily due to a reduction in labor and related costs, professional and consulting fees, facilities and related costs, partially offset by an increase in Sarbanes Oxley consulting fees, legal expense and severance payments and accruals to former executives. While we consider it important to make appropriate and modest investments in labor, facilities, and utilization of third party professional service providers to support our continued growth, business development, and corporate governance initiatives, management has also made steps to reduce our overall cost structure as a result of the challenging and competitive business environment, and the associated decrease in revenue and unfavorable operating results we have experienced over the last year.  We continue to look for opportunities to leverage our existing infrastructure or to generate appropriate cost savings without affecting employee morale or jeopardizing business development opportunities. Included in general and administrative expense is severance of $1.1 million for the year ended December 31, 2009 and stock compensation expense of $0.7 million and $1.3 million for the year ended December 31, 2009 and 2008, respectively.

Depreciation and amortization

Depreciation and amortization expense decreased $2.2 million to $3.7 million for the year ended December 31, 2009 compared to $5.9 million for the year ended December 31, 2008 principally as a result of a reduction in capital expenditure and a decrease of $1.4 million of Ringtone subscriber database amortization expense from 2008 to 2009. The database was fully amortized by the second quarter of 2009.

Impairment of Goodwill and Intangible Assets

The Company conducts its annual impairment test in the fourth quarter of the year, unless an event occurs prior to the fourth quarter that would more likely than not reduce the fair value of the Company below its carrying amount. In connection with our annual goodwill impairment testing conducted in the fourth quarter, and for the year ended December 31, 2009, we determined there was impairment of the carrying value of goodwill and intangible assets and recorded a non-cash charge of $17.3 million compared to an impairment charge of $114.8 million in 2008. The goodwill and intangibles impairment, the majority of which is not deductible for income tax purposes, is primarily due to our declining market price, reduced expectations for future operating results and reduced valuation multiples. Such negative factors are reflected in our stock price and market capitalization.

Loss from Operations

Operating loss decreased to approximately $28.9 million for the year ended December 31, 2009 compared to $117.1 million for the year ended December 31, 2008. Excluding the effect of goodwill and intangibles impairment in 2009 and 2008, operating loss increased to approximately $11.6 million for the year ended December 31, 2009, compared to $2.3 million for the year ended December 31, 2008. The higher operating loss is the result of the revenue decrease, together with proportionately higher product and distribution expense, selling and marketing expense and general and administrative expense, offset by an improvement in the Cost of Media – 3rd party margin.

Interest income and dividends

 Interest and dividend income decreased approximately $676,000 to $72,000 for the year ended December 31, 2009, compared to $748,000 for the year ended December 31, 2008. The reduction is mainly due to a decrease in the balances of cash and marketable securities at December 31, 2009 compared to December 31, 2008, as well as a reduction in the rate of return on invested capital.

Interest expense

Interest expense was $76,000 for the year ended December 31, 2009 compared to $147,000 for the year ended December 31, 2008. The interest paid is primarily related to the note payable to Ringtone which was paid in January 2009.

Other Income (Expense)

Other income was $5,000 for the year ended December 31, 2009 compared to other expense of ($153,000) for the year ended December 31, 2008. The 2008 expense was due to a loss on sale of marketable securities.

Income Taxes

 Income tax expense (benefit), before noncontrolling interest and equity in income of investee, for the year ended December 31, 2009 and 2008 was $0.6 million and ($0.9) million, respectively and reflects an effective tax rate of 2.2% and 0.7% respectively. The effective tax rates were computed taking into consideration non-deductible impairment charges of $12.1 million and $114.8 million for 2009 and 2008, respectively, and the establishment of an income tax valuation allowance of $11.0 million for 2009.

Equity in Loss of Investee

Equity in income of investee was $59,000, net of taxes at December 31, 2009 and represents our 36% interest in The Billing Resource, LLC (TBR). We acquired the interest in TBR in the 4th Quarter 2008 and  the operating results were de minimis.

Net Loss (Income) Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $28,000 for the year ended December 31, 2009 as compared to net income of ($24,000) for the year ended December 31, 2008. This related to our investment in MECC which was dissolved in June 2009.

Net Loss Attributable to Atrinsic, Inc.

Net loss attributable to Atrinsic Inc., decreased by $86.3 million to $29.5 million for the year ended December 31, 2009 as compared $115.8 million for the year ended December 31, 2008. This decrease resulted from the factors described above.

Liquidity and Capital Resources

We continually project anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. As of December 31, 2009, we had cash and cash equivalents of approximately $16.9 million and working capital of approximately $15.3 million. We used approximately $3.0 million in cash for operations for the year ended December 31, 2009 and, contingent on prospective operating performance, may require reductions in discretionary variable costs and other realignments to permanently reduce fixed operating costs. We generated $2.4 million in cash from investing activities, principally from proceeds from sale of marketable securities and a distribution from The Billing Resource, offset by the investment in ShopIt. Cash used in financing activities was $2.8 million and was principally attributable to repayment of the Ringtone note payable of $1.8 million and stock repurchases. Our Board of Directors authorized a share repurchase program which expired in May 2009. Under this share repurchase program we purchased 832,392 shares of our common stock for an aggregate price of $939,000.

We believe that our existing cash and cash equivalents and anticipated cash flows from operating activities will be sufficient to fund minimum working capital and capital expenditure needs for at least the next twelve months. The extent of our future capital requirements will depend on many factors, including our results of operations. If our cash flows from operations is less than anticipated or our working capital requirements or capital expenditures are greater than expectations, or if we expand our business by acquiring or investing in additional products or technologies, we may need to secure additional debt or equity financing. We are continually evaluating various financing strategies to be used to expand our business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms, if at all. The potential inability to obtain additional debt or equity financing, if required, could have a material adverse effect on our operations.

Critical Accounting Policies and Estimates

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, fair value of stock options granted, forfeiture rate of equity based compensation grants, probable losses associated with pre-acquisition contingencies, income taxes and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates. Macroeconomic conditions may directly, or indirectly through our business partners and vendors, impact our financial performance and available resources. Such conditions may, in turn, impact the aforementioned estimates and assumptions. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of the Board of Directors.

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

The Company also makes estimates for refunds and provides for these probable uncollectible amounts through a reduction of recorded revenues in the period for which the sale occurs, based on analyses of previous rates and trends.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350 formerly Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather it is evaluated at least on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value. If the fair value of an indefinite lived intangible is less than its carrying amount, an impairment loss is recorded. Fair value is determined based on discounted cash flows, market multiples or appraised values as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

The Company has determined that there was an impairment of the carrying value of  goodwill and non-amortizable intangible assets as a result of completing its annual impairment analysis as of December 31, 2009. In performing the related valuation analysis the company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The results of this review and impact of the impairment are more fully described in Note 7 - “Goodwill and Intangible Assets”.

Intangible assets subject to amortization primarily consist of customer lists, trade names and trademarks, and restrictive covenants that were acquired.  The intangible asset values assigned to the identified assets for each acquisition were generally determined based upon the expected discounted aggregate cash flows to be derived over the estimated useful life. The method of amortizing the intangible asset values reflects, based upon the Company’s historical experience, an accelerated rate of attrition in the subscriber database based over the expected life of the underlying subscriber database after considering turnover.  Accordingly, the Company amortizes the value assigned to subscriber database based on the actual depletion of the acquired subscriber database. The Company reviews the recoverability of its finite-lived intangible assets for recoverability whenever events or circumstances indicated that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparison to associated undiscounted cash flows. In the fourth quarter of 2009, and prior to ASC 350 evaluation, the Company recognized an impairment of $2.1 million under ASC 360.

Stock-Based Compensation

The Company records stock based compensation in accordance with ASC 718 formerly Financial Accounting Standard Board Statement of Financial Accounting Standards No. 123 (revised 2004). In estimating the grant date fair value at stock option awards and performance based restricted stock, we use the Black Scholes option pricing model and other binomial pricing models where appropriate. The key assumptions for these models to derive fair value include expected term, rate of risk free returns and volatility. If different assumptions and estimates were used, the amounts charged to compensation expense would be different.

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

The Company effectuates its subscription revenues through a carrier or distributors who are paid a transaction fee for their services.  In accordance with ASC 605 formerly Emerging Issues Task Force (“EITF” No 99-19) “Reporting Revenues Gross as Principal Versus Net as an Agent”, the Company recognizes as revenues the net amount received from the carrier or distributor, net of their fee.

The Company monetizes a portion of its user activities through transactional based services generated primarily from (a) fees earned, primarily on a Cost Per Click basis, from search syndication services; (b) fees earned for the Company's search engine marketing ("SEM") services; and (c) other fees for marketing services including data and list management services, which can be either periodic or transactional. Commission fee revenue is recognized in the period that the Company's advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks or as a result of the Company's SEM services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. All transaction services revenues are recognized on a gross basis in accordance with the provisions of EITF 99-19, due to the fact that the Company is the primary obligor and bears all credit risk to its customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of 3rd part Media Cost.

Income Taxes

The Company uses the asset and liability method of financial accounting and reporting for income taxes required by ASC 740 formerly Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Under ASC 740, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

We maintain valuation allowances where it is more likely than not that all or a portion of  a deferred tax asset will not be realized.

Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” subsequently codified under ASC 740-10-25 which resulted in no material adjustment in the liability for unrecognized tax benefits. The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.

The Company and its subsidiaries file income tax returns in the U.S and Canada. The Company is subject to federal,  state and Canadian examinations. The statute of limitations for 2008 and 2009 in all jurisdictions remains open and are subject to examination by tax authorities.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

The following table shows the Company’s future commitments for future minimum lease payments required under operating leases that have remaining non cancellable lease terms in excess of one year, future commitments under investment and marketing agreements and future commitments under employment agreements as of December 31, 2009:

	Operating	Employment	Total
(in thousands)	Leases	Agreements	Obligations
2010	$1,165	$717	$1,882
2011	1,127	135	1,262
2012	886	-	886
2013	936	-	936
2014	987	-	987
2015 and thereafter	3,618	-	3,618

	$8,719	$852	$9,571

Recent Accounting Pronouncements

Adopted in 2009

In August 2009, the FASB issued ASU 2009-05 “Measuring Liabilities at Fair Value” (“ASC 820-10”). ASC 820-10 is effective for interim and annual reporting periods beginning after August 27, 2009.  It clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  We adopted ASC 820-10 for the year ended December 31, 2009 and it did not have a material impact on our consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which has been superseded by the FASB codification and included in ASC 855-10.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The effective date of ASC 855-10 is interim or annual financial periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” which has been superseded by the FASB codification ASC 260-10 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. ASC 260-10 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 260-10 did not have an impact on the Company’s financial statements.

 In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which has been superseded the FASB codification and included in ASC 805. ASC 805 establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard any release of the valuation allowance related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released. Additionally, under ASC 805 transaction-related expenses, which were previously capitalized, will be expensed as incurred. The adoption of ASC 805 did not have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which has been superseded by the FASB codification and included in ASC 810-10-65-1 and establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. ASC 810-10-65-1 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Except for presentation and disclosure requirements, the adoption of ASC 810-10-65-1 had no material impact on the Company’s financial statements.

Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) which has been superseded by the FASB Codification and included in ASC 810 to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. These revisions to ASC 810 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of 2010. We do not believe that the adoption of these revisions to ASC 810 will have a material impact to our results of operations or financial position.

In October 2009, FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables which has been superseded by FASB codification and included in ASC 605-25. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Atrinsic, Inc.:

We have audited the accompanying consolidated balance sheets of Atrinsic, Inc. and subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atrinsic, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 30, 2010

ATRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Dollars in thousands, except per share data)

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$16,913	$20,410
Marketable securities	-	4,245
Accounts receivable, net of allowance for doubtful accounts of $4,295 and $2,938	7,985	16,790
Income tax receivable	4,373	2,666
Prepaid expenses and other current assets	2,643	3,686

Total Currents Assets	31,914	47,797

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,078 and $1,435	3,553	3,525
GOODWILL	-	11,075
INTANGIBLE ASSETS, net of accumulated amortization of $8,605 and $5,683	7,253	12,508
DEFERRED INCOME TAXES	-	778
INVESTMENTS, ADVANCES AND OTHER ASSETS	1,878	3,080

TOTAL ASSETS	$44,598	$78,763
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$6,257	$7,194
Accrued expenses	9,584	13,941
Note payable	-	1,858
Deferred revenues and other current liabilities	725	152

Total Current Liabilities	16,566	23,145

DEFERRED TAX LIABILITY, NET	1,697	-
OTHER LONG TERM LIABILITIES	988	969

TOTAL LIABILITIES	$19,251	$24,114

COMMITMENTS AND CONTINGENCIES (see note 14)
	-	-
STOCKHOLDERS' EQUITY
Common stock - par value $.01, 100,000,000 authorized, 23,583,581 and 22,992,280 shares issued at 2009 and 2008, respectively; and, 20,842,263 and 21,083,354 shares outstanding at 2009 and 2008, respectively.	$236	$230
Additional paid-in capital	178,442	177,347
Accumulated other comprehensive loss	(20)	(286)
Common stock, held in treasury, at cost, 2,741,318 and 1,908,926 shares at 2009 and 2008, respectively.	(4,992)	(4,053)
Accumulated deficit	(148,319)	(118,849)

Total Stockholders' Equity	25,347	54,389

NONCONTROLLING INTEREST	-	260

TOTAL EQUITY	25,347	54,649

TOTAL LIABILITIES AND EQUITY	$44,598	$78,763

The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31,
(Dollars in thousands, except per share data)

	2009	2008

Subscription	$22,254	$44,196
Transactional	46,835	69,688

REVENUE	69,089	113,884

OPERATING EXPENSES
Cost of media-third party	43,313	74,541
Product and distribution	10,559	9,749
Selling and marketing	8,386	9,974
General, administrative and other operating	14,706	16,060
Depreciation and amortization	3,698	5,867
Impairment of Goodwill and Intangible Assets	17,289	114,783

	97,951	230,974

LOSS FROM OPERATIONS	(28,862)	(117,090)

OTHER (INCOME) EXPENSE
Interest income and dividends	(72)	(748)
Interest expense	76	147
Other (income) expense	(5)	153

	(1)	(448)

LOSS BEFORE TAXES AND EQUITY IN LOSS OF INVESTEE	(28,861)	(116,642)

INCOME TAXES	640	(852)

EQUITY IN INCOME OF INVESTEE, AFTER TAX	(59)	-

NET LOSS	(29,442)	(115,790)

LESS: NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST, AFTER TAX	28	(24)

NET LOSS ATTRIBUTABLE TO ATRINSIC, INC	$(29,470)	$(115,766)

NET LOSS PER SHARE ATTRIBUTABLE TO ATRINSIC COMMON STOCKHOLDERS
Basic	$(1.43)	$(5.43)
Diluted	$(1.43)	$(5.43)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,648,929	21,320,638
Diluted	20,648,929	21,320,638

The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31,
(Dollars in thousands, except per share data)

	2009	2008
NET LOSS	$(29,442)	$(115,790)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized gain on available-for-sale securities	-	38
Net Currency translation adjustment	267	(287)

Total Other Comprehensive loss, Net of Tax	$(29,175)	$(116,039)
Comprehensive loss attributable to noncontrolling interest	(28)	$24

Comprehensive loss attributable to Atrinsic, Inc	$(29,147)	$(116,063)

The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Years Ended December 31,
(Dollars in thousands, except per share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Interest	Equity

Balance at January 1, 2008	12,021,184	$120	$19,583	$(3,083)	$(38)	-	$-	$283	16,865
Net loss	-	-	-	(115,766)	-	-	-	(23)	(115,789)
Unrealized loss on investments	-	-	-	-	38	-	-	-	38
Foreign currency translation adjustment	-	-	-	-	(287)	-	-	-	(287)
Stock based compensation expense	-	-	1,282	-	-	-	-	-	1,282
Exercise of stock options	561,738	6	337	-	-	-	-	-	343
Excess tax benefit on share-based compensation	-	-	1,017	-	-	-	-	-	1,017
Purchase of common stock, at cost	-	-	-	-	-	1,908,926	(4,053)	-	(4,053)
Common stock issued in connection with business combination	10,409,358	104	155,128	-	-	-	-	-	155,232

Balance at December 31, 2008	22,992,280	$230	$177,347	$(118,849)	$(287)	1,908,926	$(4,053)	$260	54,648
Net loss				(29,470)				28	(29,442)
Foreign currency translation adjustment	-	-	-	-	267	-	-	-	267
Liquidation of non controlling interest								(288)	(288)
Stock based compensation expense	91,301	1	856	-	-	-	-	-	857
Issuance of common stock	40,000	-	47	-	-	-	-	-	47
Tax shortfall on Stock based compensation	-	-	(430)	-	-	-	-	-	(430)
Purchase of common stock, at cost	-	-	-	-	-	832,392	(939)	-	(939)
Return of Equity	-	-	138	-	-	-	-	-	138
Common stock issued in connection with a business combination	460,000	5	484	-	-	-	-	-	489

Balance at December 31, 2009	23,583,581	$236	$178,442	$(148,319)	$(20)	2,741,318	$(4,992)	(0)	25,347

The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(Dollars in thousands, except per share data)

	2009	2008

Cash Flows From Operating Activities
Net loss	$(29,442)	$(115,790)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Allowance for doubtful accounts	1,991	2,152
Depreciation and amortization	3,698	5,867
Impairment of goodwill and intangible assets	17,289	114,783
Stock-based compensation expense	857	1,282
Stock based consulting expense	40	-
Excess tax benefit from share-based compensation	-	(1,017)
Impairment of investment in Mango Networks	225	-
Net loss on sale of marketable securities	-	175
Deferred income taxes	3,651	(2,345)
Equity in loss (income) of investee	(108)	-
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	6,686	4,532
Prepaid income tax	(1,617)	(2,464)
Prepaid expenses and other current assets	(359)	1,152
Accounts payable	(937)	(3,205)
Other, principally accrued expenses	(4,989)	(767)
Net cash (used in) provided by operating activities	(3,015)	4,355

Cash Flows From Investing Activities
Cash received from investee	1,940	11,212
Cash paid to investees	(914)	(2,519)
Purchases of marketable securities	-	(6,577)
Proceeds from sales of marketable securities	4,242	24,708
Business combinations	(1,740)	(7,030)
Acquisition of loan receivable	(480)	-
Capital expenditures	(682)	(2,029)
Net cash provided by investing activities	2,366	17,765

Cash Flows From Financing Activities
Repayments of notes payable	(1,750)	(111)
Liquidation of non-controlling interest	(288)	-
Return of investment - noncontrolling interest	138	-
Excess tax benefit on share-based compensation	-	1,017
Purchase of common stock held in treasury	(939)	(4,053)
Proceeds from exercise of options	-	343
Net cash used in financing activities	(2,839)	(2,804)

Effect of exchange rate changes on cash and cash equivalents	(9)	(18)

Net (Decrease) Increase In Cash and Cash Equivalents	(3,497)	19,298
Cash and Cash Equivalents at Beginning of Year	20,410	1,112
Cash and Cash Equivalents at End of Period	$16,913	$20,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$(76)	$(35)
Cash refunded (paid) for taxes	$867	$(2,620)
Acquisition of intangibles assets by issuance of note payable	$-	$1,750
Extinguishment of loan receivable in connection with business combination	$480	$-
Common stock issued for extinguishment of loan receivable in connection with business combination	$155	$-
Common stock issued in connection with business combination	$600	$155,232

The accompanying notes are an integral part of these consolidated statements.

NOTE 1 – Nature of Operations

Atrinsic is a direct marketing company based in the United States. Atrinsic has two main service offerings. Transactional services and Subscription services. Transactional services offers full service online marketing and distribution services which are targeted and measurable online campaigns and programs for marketing partners, corporate advertisers, or their agencies, generating qualified customer leads, online responses and activities, or increased brand recognition. Subscription services offer our portfolio of subscription based content applications direct to users working with wireless carriers and other distributors.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, fair value of stock options granted, forfeiture rate of equity based compensation grants, probable losses associated with pre-acquisition contingencies, income taxes and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates. Macroeconomic conditions may directly, or indirectly through our business partners and vendors, impact our financial performance and available resources. Such conditions may, in turn, impact the aforementioned estimates and assumptions.

Segment Reporting

The Company has determined it operates in one operating segment. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The business model is centered around the monetization of user activities either online, mobile, or other. The Company monetizes that activity on either a subscription basis (i.e. Subscription Services) or on a transactional basis (i.e. Network) largely at the discretion of the Chief Operating Decision Maker and discrete financial information by source of monetization is not available.

Foreign Currency Translation

The Company has a wholly owned subsidiary based in Canada which is included in the Company’s consolidated financial statements. The subsidiary’s financials are reported in Canadian dollars and translated in accordance with FASB Accounting Standards Codification (“ASC”) 830. Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. We include accumulated net translation adjustments in stockholders’ equity as a component of accumulated other comprehensive loss.

Cash and Cash Equivalents

  The Company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of these instruments.

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

Goodwill and Intangible Assets

 Goodwill represents the excess of cost over fair value of net assets of businesses acquired. In accordance with ASC 350 formerly Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets”, the value assigned to goodwill and indefinite lived intangible assets is not amortized to expense, but rather it is evaluated at least on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value. If the fair value of an indefinite lived intangible is less than its carrying amount, an impairment loss is recorded. Fair value is determined based on discounted cash flows, market multiples or appraised values as appropriate. Discounted cash flow analysis requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s judgment. Any changes in key assumptions about the Company’s businesses and their prospects, or changes in market conditions, could result in an impairment charge. Some of the more significant estimates and assumptions inherent in the intangible asset valuation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, including consideration of any technical, legal or regulatory trends.

The Company has determined that there was an impairment of the carrying value of goodwill as a result of completing its annual impairment analysis as of December 31, 2009. The results of this review and impact of the impairment are more fully described in Note 7 - “Goodwill and Intangible Assets”.

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

The Company has determined that there was an impairment of finite-lived intangible assets during the fourth quarter of 2009. The results of this assessment are more fully described in Note 7.

 Stock-Based Compensation

The Company records stock based compensation in accordance with ASC 718, formerly Financial Accounting Standard Board Statement of Financial Accounting Standards No. 123 (revised 2004). In estimating the grant date fair value of stock option awards and performance based restricted stock, we use the Black Scholes option pricing model and other binomial pricing models where appropriate. The key assumptions for these models to derive fair value include expected term, rate of risk free returns and volatility. Information about our specific award plans can be found in Note 13.

Revenue Recognition

In accordance with ASC 605 and SEC Staff Accounting Bulletin 104, the Company monetizes a portion of its user activities through subscription based sources by providing on-going monthly access to and usage of premium products and services.  In general, customers are billed at standard rates, at the beginning of the month, and revenues are recognized upon receipt of information confirming an arrangement. The Company estimates a provision for refunds, charge-backs, or credits which are recorded as a reduction to revenues. In determining the estimate for refunds and credits, the Company relies upon historical data, contract information and other factors. The estimated provision for refunds can vary from actual results.

The Company effectuates its subscription service revenues through a carrier or distributors who are paid a transaction fee for their services. In accordance with ASC subtopic 605-45 “Principal Agent Considerations”,  the Company recognizes as revenues the net amount received from the carrier or distributor, net of their fee.

The Company monetizes a portion of its user activities through transactional based services generated primarily from (a) fees earned, primarily on a cost per click (“CPC”) basis, from search syndication services; (b) fees earned for the Company's search engine marketing ("SEM") services; and (c) other fees for marketing services including data and list management services, which can be either periodic or transactional. Fee revenue is recognized in the period that the Company's advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks or as a result of the Company's SEM services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. All transactional services revenues are recognized on a gross basis in accordance with the provisions of ASC Subtopic 605-45, due to the fact that the Company is the primary obligor, and bears all credit risk to its customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of 3rd party Media Cost.

Accumulated Other Comprehensive Loss

Comprehensive  loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles in the United States, or GAAP, are recorded as an element of shareholders’ equity but are excluded from net income (loss).  The Company’s other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the US dollar as their functional currency and unrealized gains on marketable securities categorized as available for sale.

Income Taxes

The Company uses the asset and liability method of financial accounting and reporting for income taxes required by ASC 740, formerly Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Under ASC 740, deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes.

We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Effective January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes” subsequently codified under ASC 740-10-25 which resulted in no material adjustment in the liability for unrecognized tax benefits. The Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the largest amount of benefit that is more likely than not to be sustained.

 The Company and its subsidiaries file income tax returns in the U.S and Canada. The Company is subject to federal, states and Canadian examinations. The statute of limitations for 2008 and 2009 in all jurisdictions remains open and are subject to examination by tax authorities.

Fair Value Measurements

We apply the fair value measurement guidance of ASC 820 for our financial assets and liabilities that are required to be measured at fair value and for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill and intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

•       Level 1 —       Quoted prices for identical assets or liabilities in active markets.

•       Level 2 —       Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•       Level 3 —       Assets or liabilities where inputs are unobservable to third parties.

When available, we use quoted market prices for the same or similar instruments to determine the fair value of our assets and liabilities and classify such items in Level 1 or Level 2.  In some cases, and where observable inputs are not available, we use unobservable inputs to measure fair value and classify such items in Level 3.

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the current year presentation.

NOTE 3 – Purchase of the Assets of ShopIt

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

On July 31, 2009, the Company entered into an Asset Purchase Agreement (“APA”) with ShopIt.com pursuant to which the Company acquired certain net assets from ShopIt.com, including but not limited to software, trademarks and certain domain names. The Company purchased ShopIt to be the foundation of its e-commerce platform and a distribution point for its social media application. In consideration for the assets, the Company at the closing cancelled $1.8 million in aggregate principal amount of indebtedness owed by ShopIt to the Company, paid to ShopIt $450,000 and issued 380,000 shares of the Company’s common stock, of which 180,000 shares were distributed to certain secured debt-holders of ShopIt and 200,000 shares were placed in escrow to be available in July 2010 or upon finalization of the opening balance sheet. Of the $1.8 million of indebtedness owed by ShopIt, $1.1 million related to a marketing agreement between the Company and ShopIt and $640,000 of debt was purchased at a discount from ShopIt’s debt-holders’ prior to entering into the APA. The Company purchased the $640,000 debt for $480,000 in cash and 80,000 shares of the Company’s stock. The debt-holder share consideration for both the 180,000 and the 80,000 shares, issued to debt-holders, are subject to put options at $2 per share which were valued at fair market value using an option pricing model, recorded as a liability and marked to market through earnings each accounting period. The put options are exercisable at any time during the 30 day period commencing on the date which is twelve months following the closing date of the APA and the debt Assignment Agreements as applicable. The put options are recorded in other current liabilities on the Consolidated Balance Sheets and classified as Level II in accordance with ASC 820.

The purchase was accounted for as a business combination in accordance with ASC 805 (formerly SFAS No. 141R), “Business Combinations.” Goodwill of $1.1 million was recorded as a result of the acquisition and all acquisition costs are recorded in the Consolidated Statement of Operations in the period incurred. The Company has up to one year after the acquisition date to finalize business combination accounting. During the fourth quarter of 2009, the company revised its provisional estimates of the fair market value of the intangible assets of ShopIt it acquired by a $0.3 million reduction of software, a $0.8 million reduction of domain names and a $0.1 million increase for trademarks and trade names, with the offset of $1.1 million recorded as an increase to Goodwill. Revisions were based on a formal evaluation conducted by management in the fourth quarter of 2009.

The table below shows the fair value of the consideration paid in connection with the Asset Purchase Agreement:

Closing payment	$450
Pre existing cash advances to ShopIt	1,175
Extinguishment of loan receivable by ShopIt	480
Equity instruments (380,000 shares at closing )	414
Equity instruments (80,000 shares in connection with prior period consideration)	74
Put options (180,000 shares at closing)	186
Put options (80,000 shares in connection with prior period consideration)	81

Total consideration	$2,860

The purchase price was allocated to the assets acquired based on their estimated fair values as of the date of acquisition as summarized below:

Goodwill	$1,052
Software, estimated useful life - 5 yrs	705
Domain names	196
Trademarks and Trade names	907

Estimated fair value of assets acquired	$2,860

At December 31, 2009, all the Goodwill from the acquisition of ShopIt was impaired as part of the year end impairment analysis (see footnote 7).

The Company has not presented the pro forma effect of the ShopIt acquisition because there is insufficient continuity of the acquired entity's operations prior to and after the transaction and because of the limited activity and deminimus operations of ShopIt. The Company believes that pro forma financial information involving ShopIt is immaterial to an understanding of future operations of the Company.

NOTE 4 – Investments and Advances

Joint Venture with Visionaire and Mango Networks

On July 30, 2008, the Company entered into an agreement to launch online and mobile marketing services and offer the Company’s mobile products in the Indian market.  Under the agreement, the Company owns 19% of the Joint Venture and is entitled to one of three seats on the Board of Directors. The Company is required to pay up to $325,000 in return for Compulsory Convertible Debentures which can be converted to common stock at any time, at the Company’s sole discretion. The Company paid $225,000 of the $325,000 it was required to pay and subsequently recorded, at December 31, 2009, an other-than-temporary impairment for the $225,000 paid. The Company is in the process of dissolving the Joint Venture called Mango Networks and will not be required to make the remaining $100,000 payment.

Investment in The Billing Resource, LLC

On October 30, 2008, the Company acquired a 36% non-controlling interest in The Billing Resource, LLC (“TBR”). TBR is an aggregator of fixed telephone line billing, providing alternative billing services to the Company and unrelated third parties. The Company contributed $2.2 million in cash on formation and provided an additional $0.9 million of working capital advances in 2009 to support near term growth. As of December 31, 2009, the Company received a distribution $1.9 million from TBR. As of December 31, 2009 the Company’s net investment in TBR totals $1.4 million and is included in Investments, Advances and Other Assets on the accompanying  Consolidated Balance Sheet.

In addition, the Company has an operating agreement with TBR whereby TBR provides billing services to the Company and its customers.  The agreement reflects transactions in the normal course of business and was negotiated on an arm’s length basis.

The Company records its investment in TBR under the equity method of accounting and as such presents its prorata share of the equity in earnings and losses of TBR within its quarterly and year end reported results. The Company recorded $59,000 as equity in income for the year ended December 31, 2009.

NOTE 5- Kazaa

Kazaa is a subscription-based music service providing unlimited online access to hundreds of thousands of CD-quality tracks for a monthly fee of approximately $19.98.  Subscribers of this service are signed up for this service on the Internet and are billed monthly to their credit card, mobile phone or landline phone.  Kazaa allows users to download unlimited music files to up to three PCs that the user owns.

On March 26, 2010, the Company entered into a Marketing Services Agreement (the “Marketing Agreement”) and a Master Services Agreement (the “Services Agreement”) with Brilliant Digital, Inc. (“BDE”) effective as of July 1, 2009 (collectively, the “Agreements”), relating to the operation and marketing of the Kazaa digital music service.  The Agreements have a term of three years from the effective date, contain provisions for automatic one year renewals, subject to notice of non-renewal by either party, and may only be terminated generally upon a bankruptcy or liquidation event or in the event of an uncured material breach by either party.

Under the Marketing Agreement, the Company is responsible for marketing, promotional, and advertising services in respect of the Kazaa service.  In exchange for these marketing services, the Company will be reimbursed for pre-approved costs and expenses incurred in connection with the provision of the services plus all other agreed budgeted amounts.

Pursuant to the Services Agreement, the Company is to provide services related to the operation of the Kazaa website and service, including billing and collection services and the operation of the Kazaa online storefront.  BDE is obligated to provide certain other services with respect to the service, including licensing the intellectual property underlying the Kazaa service to us, obtaining all licenses to the content offered as part of the service and delivering that content to the subscribers via the service interface.

As part of the Agreements, the Company is required to make advance payments and expenditures in respect of certain expenses incurred in order to provide the required services and operate the Kazaa music service.  These advances and expenditures are recoverable on a dollar for dollar basis against future revenues.  BDE has agreed to repay up to $2.5 million of these advances and expenditures which are not otherwise recovered from Kazaa generated revenues and this repayment obligation will be secured under separate agreement.  Similarly, the Company is not obligated to make additional expenditures if more than $5.0 million remains unrecovered or unrecouped by the Company from Kazaa revenues.

In accordance with the Agreements, Atrinsic and BDE will share equally in the “Net Profit” generated by the Kazaa music subscription service after all of our costs and expenses are recovered.  As of, and for the period ending December 31, 2009, the Company has presented net revenue earned of $2.7 million, expenses incurred for the Kazaa music service net of reimbursements of $4.9 million, along with an other receivable due from BDE of $2.1 million.

 NOTE 6 - Property and Equipment

Property and equipment consists of the following:

	Useful Life	December 31,	December 31,
	in years	2009	2008

Computers and software applications	3	$1,874	$2,335
Leasehold improvements	10	1,830	1,626
Building	40	766	655
Furniture and fixtures	7	161	344
Gross PP&E		4,631	4,960
Less: accumulated depreciation		(1,078)	(1,435)
Net PP&E		$3,553	$3,525

Depreciation expense for the years ended December 31, 2009 and 2008 totaled $0.8 million and $1.1 million respectively and is recorded on a straight line basis. In connection with improvements made during 2008 to the Company’s facility located at 469 7th Avenue, New York, the landlord agreed to reimburse the Company $0.6 million for the cost of such improvements. This reimbursement is being amortized over the 10-year life of the lease.

 NOTE 7– Goodwill and Intangible Assets

Impairment of Long-Lived Assets

ASC 360 requires that an entity test for the recoverability of long-lived assets if events or changes in circumstances indicate that the carrying value may not be recoverable.  We concluded that a triggering event occurred in late fourth quarter 2009, meeting the significant adverse change in business climate criterion, indicating that the carrying value of our amortizable intangible assets may not be recoverable.

The Company has assessed the recoverability of the long-lived asset groups classified as held and used by comparing their undiscounted future cash flows to their individual carrying value.  The future undiscounted cash flows associated with certain acquired Traffix amortizable intangible assets were determined to be significantly less than the carrying value of such assets.

The Company then determined the fair value of such amortizable intangible assets and recognized an impairment charge of $2.0 million.

Impairment of  Indefinite Lived Intangibles and Goodwill

As part of our annual impairment analysis, it was determined that the carrying amount of the Company’s indefinite lived intangible assets was impaired and a loss of $2.1 million was recognized.

In connection with its annual goodwill impairment testing for the year ended December 31, 2009, the Company determined there was an impairment of the carrying value of goodwill and recorded a non-cash goodwill impairment charge of $13.1 million.  The goodwill impairment is primarily due to reduced valuation multiples, which is reflected in our stock price and market capitalization.

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

The changes in carrying amount of goodwill for the year ended December 31, 2009 and 2008 respectively are as follows:

Balance at December 31, 2007	$-
Acquisition of Traffix Inc	125,858
Impairment Charge	(114,783)

Balance at December 31, 2008	11,075

Estimate revision in connection with acquisition of Traffix, Inc	906
Estimate revision in connection with acquisition of Ringtone	115
Acquisition of ShopIt	1,052
Impairment	(13,148)

Balance at December 31, 2009	$-

During the first quarter of 2009, the Company revised its estimate of the fair market value of certain pre-acquisition contingencies and other merger related liabilities for its acquisitions of Traffix, Inc., and Ringtone.com. This resulted in an increase of the Company’s liabilities by approximately $906,000. In the second quarter of 2009 the Company increased its liabilities by a further $115,000 in relation to its acquisition of Ringtone.com. In the third quarter of 2009, as a result of the purchase of the assets of ShopIt.com, the Company recorded $1.1 million of goodwill and $1.8 million of identifiable intangible assets (see note 3).

The carrying amount and accumulated amortization of intangible assets as of December 31 2009 and 2008, respectively, are as follows:

	Useful Life	Gross Book	Accumulated		Net Book
	in Years	Value	Amortization	Impairment	Value

As of December 31, 2009

Indefinite Lived assets
Tradenames		$6,241	$-	$1,916	$4,325
Domain names		1,370	-	72	1,298

Amortized Intangible Assets
Acquired software technology	3 - 5	3,136	1,589	620	927
Domain names	3	550	351	124	75
Licensing	2	580	580	-	-
Tradenames	9	1,320	281	761	278
Customer lists	1.5 - 3	1,618	1,377	87	154
Subscriber database	1	3,956	3,956	-	-
Restrictive covenants	5	1,228	471	561	196

Total		$19,999	$8,605	$4,141	$7,253

As of December 31, 2008

Indefinite Lived assets
Tradenames		$5,334	$-	$-	$5,334
Domain names		1,174	-	-	1,174

Amortized Intangible Assets
Acquired software technology	3 - 5	2,431	743	-	1,688
Domain names	3	550	168	-	382
Licensing	2	580	580	-	-
Tradenames	9	1,320	134	-	1,186
Customer lists	1.5 - 3	1,618	1,154	-	464
Subscriber database	1	3,956	2,679	-	1,277
Restrictive covenants	5	1,228	225	-	1,003

Total		$18,191	$5,683	$-	$12,508

Amortization expense for the year ended December 31, 2009 and 2008 was $2.9 million and $4.7 million respectively. Expected annual amortization expense related to amortizable intangibles for fiscal year 2010, 2011, 2012, 2013and 2014 are $0.8 million, $0.3 million, $0.2 million, $0.2 million and $0.1 million, respectively.

NOTE 8 -   Fair Value Measurement

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses are believed to approximate fair value due to the short-term maturity of these financial instruments.  The following tables present certain information for our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 and 2008:

	Level I	Level 2	Level 3	Total
2009:
Liabilities:
Put options	$-	$267	$-	$267

2008:
Assets:
Auction-rate securities	$-	$-	$4,000	$4,000
Available-for sale securities	$245	$-	$-	$245

At December 31, 2009, put option liabilities on our common stock issued in connection with the Shop-It acquisition are included in other current liabilities in our consolidated balance sheet.  At December 31, 2008, auction-rate securities and available-for-sale securities are included in marketable securities in our consolidated balance sheet.  In January 2009, the auction-rate securities of $4.0 million were redeemed and converted to cash at par plus interest.

We also measure goodwill and intangible assets on a non-recurring basis, for which we recognized impairment charges in 2009 that is summarized as follows (in thousands):

		Quoted Prices in
		Active Markets	Significant	Significant
	December 31,	for Identical	Unobservable	Unobservable	Total
	2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses

Goodwill	$-	$-	$-	$-	$13,148
Intangible Assets	$7,253	$-	$-	$7,253	$4,141

Goodwill, with a carrying amount of $13.1 million was written down to its fair value of $0.0 million in 2009, resulting in an impairment charge of $13.1 million, which was included in earnings for the period.

Intangible assets, with a carrying amount of $11.4 million were written down to their fair value of $7.3 million, resulting in an impairment charge of $4.1 million, which was included in earnings for the period.

NOTE 9 - Concentration of Business and Credit Risk

Financial instrument which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable.

Atrinsic is currently utilizing several billing aggregators in order to provide content and billings to the end user. These billing aggregators act as a billing interface between Atrinsic and the mobile phone carriers that ultimately bill Atrinsic’s end user subscribers. These billing aggregators have not had long operating histories in the U.S. or operations with traditional business models. These companies face a greater business risk in the marketplace, due to a constant evolving business environment that stems from the infancy of the U.S. mobile content industry. In addition, the Company also has customers other than aggregators that represent significant amounts of revenues and accounts receivable.

The table below represents the company’s concentration of business and credit risk by customers and aggregators.

	For The Years Ended
	December 31,
	2009	2008

Revenues
Customer A	28%	13%
Billing Aggregator B	8%	4%
Customer C	7%	3%
Other Customers & Aggregators	57%	80%

	As of December 31,
	2009	2008

Accounts Receivable
Billing Aggregator D	16%	12%
Billing Aggregator B	12%	1%
Customer E	12%	7%
Other Customers & Aggregators	60%	80%

NOTE 10 - Stockholders' Equity

In April, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing it to purchase up to $10 million of its outstanding shares of common stock through May 31, 2009, depending on market conditions, share prices, and other factors. Repurchases could take place in the open market or in privately negotiated transactions and could be made under a Rule 10b5-1 plan.

The Company repurchased 832,392 and 1,908,926 shares of its common stock during the years ended December 31, 2009 and 2008, respectively. The shares were repurchased at an average price $1.13 and $2.12 per share for the years ended December 31, 2009 and 2008 respectively. Total cash consideration for the repurchased stock was $5.0 million which is presented as Common Stock, Held in Treasury in the accompanying Consolidated Balance Sheet.

On February 4, 2008, Atrinsic completed the transactions contemplated by that certain Agreement and Plan of Merger executed on September 26, 2007 (the “Merger Agreement”) by and among Atrinsic, NM Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Atrinsic (“Merger Sub”) and Traffix, Inc., a Delaware corporation (“Traffix”) (the “Merger Agreement”) pursuant to which Merger Sub merged with and into Traffix (the “Merger”). As a result of the Merger, Traffix became a wholly-owned subsidiary of Atrinsic. In consideration for the Merger, shareholders of Traffix received approximately 0.676 shares of common stock of Atrinsic for each share of Traffix common stock. In the aggregate, Atrinsic issued approximately 10,409,358 shares of Atrinsic stock to Traffix shareholders.

NOTE 11 – Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes consists of the following components for the periods ended as follows:

	For the Year Ended
	December 31,
	2009	2008
Current:
Federal	$(3,361)	$504
State	19	591
Foreign	331	398
Total Current	$(3,011)	$1,493

Deferred:
Federal	$2,489	$(1,644)
State	1,177	(736)
Foreign	(15)	35
Total Deferred	$3,651	$(2,345)

Total Income Tax Provision (Benefit)	$640	$(852)

Deferred tax assets and liabilities reflect the effect of tax losses, credits, and the future tax effect of temporary differences between consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to either future taxable income or deductible amounts in the years in which those temporary differences are expected to be recovered or settled.

The income tax effects of significant items comprising the Company's deferred income tax assets and liabilities are as follows:

	For the Year Ended
	December 31,
	2009	2008
Deferred Tax Assets:
Allowance for Doubtful Accounts	$1,759	$1,194
Compensation Expense – NSOs	687	768
Accrued Expenses	1,649	315
Intangible Assets	5,642	4,641
Net Operating Loss Carryforward	1,567	186
Foreign Tax Credit	1,068	144
AMT Credit	39	39
Total Deferred Tax Assets	12,411	7,287
Deferred tax asset valuation allowance	(11,091)	-
Deferred Tax Assets, Net of Valuation Allowance	$1,320	$7,287

Deferred Tax Liabilities:
Prepaid Expenses	$(270)	$(335)
Fixed Assets	(714)	(397)
Intangible Assets	(1,946)	(4,259)
Other	-	(157)
Total Deferred Tax Liabilities	(2,930)	(5,148)

Net Deferred Tax (Liabilities) Assets	$(1,610)	$2,139

Under the provisions of Financial Accounting for Income Taxes, ASC 740, formerly Statement of Financial Accounting Standards 109 (“SFAS 109”), “Accounting for Income Taxes”, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Based on negative evidence such as cumulative losses in recent years and losses expected in future years, management concluded that a full valuation allowance of $11.1 million should be recorded as of December 31, 2009. However, the Company recorded a deferred tax liability relating to intangibles which are not expected to reverse in the future and therefore cannot be offset against deferred tax assets.

As of December 31, 2009 the Company had $1.3 million of federal net operating loss carryforwards, $10.4 million state loss carryforwards and $1.0 million in foreign tax credits. The federal net operating loss  and state net operating loss will expire in 2029 if not utilized by then. The foreign tax credit will expire from 2015 to 2019.

The Company has $4.4 million and $ 2.7 million recorded as an income tax receivable on its consolidated balance sheet as of December 31, 2009 and 2008, respectively. In November 2009 Congress passed the Worker Homeownership & Business Assistance Act of 2009 which allows businesses to carryback operating losses for up to 5 years. As a result of this Act the company is able to carryback some of its 2009 taxable loss, resulting in an estimated  refund of  approximately $2.7 million, which is included in income tax receivable on the Balance Sheet at December 31, 2009. Also included in income taxes receivable is a carryback of $0.7 million which was submitted to the IRS subsequent to the 2009 Act. The remaining $1.0 million was for overpayment of federal taxes.

The total income tax provision (benefit) relating to continuing operations differed from income taxes at the statutory federal income tax rates of 35% and 34% for 2009 and 2008, respectively, as a result of the following items:

	For the Year Ended December 31,
	2009		2008

Computed expected income tax benefit at statutory rate	$(10,101)	-35.00%	$(39,658)	-34.00%
Permanent differences including goodwill impairment	2,511	8.70%	39,284	33.68%
State taxes, net of federal benefit	(1,612)	-5.59%	(198)	-0.17%
Foreign taxes	(677)	-2.35%	-	-
Valuation allowance	11,090	38.43%	-	-
Other, net	(571)	-1.99%	(280)	-0.24%

	$640	2.22%	$(852)	-0.73%

Uncertain Tax Positions

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense.

The Company or its subsidiaries filed income tax returns in U.S. and Canada. In the normal course of business the Company’s open tax years of 2006 and forward are subject to examinations by the taxing authorities. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes. Although the timing or the resolution and/or closure of the audits is highly uncertain and may change within the next twelve months the changes are not anticipated to be significant.

A year-over-year reconciliation of our liability for uncertain tax positions is as follows:

	2009	2008
Balance at beginning of the year	$531	$-
Additions based on tax positions in prior years	220	531
Reductions due to settlements and other	(676)	-

Balance at end of the year	$75	$531

NOTE 12– Earnings (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing reported earnings by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, of the potential issuance of additional shares of common stock as a result of the exercise or conversion of dilutive securities, using the treasury stock method. Potential dilutive securities for the Company include outstanding stock options and warrants.

The computational components of basic and diluted earnings per share are as follows:

	For The Year Ended
	December 31,
	2009	2008
EPS Denominator:
Basic weighted average shares	20,648,929	21,320,638
Effect of dilutive securities	-	-
Diluted weighted average shares	20,648,929	21,320,638

EPS Numerator (effect on net income):
Net loss attributable to Atrinsic, Inc.	$(29,470)	$(115,766)
Effect of dilutive securities	-	-
Diluted loss attributable to Atrinsic, Inc.	$(29,470)	$(115,766)

Net loss per common share:
Basic weighted average loss attributable to Atrinsic, Inc.	$(1.43)	$(5.43)
Effect of dilutive securities	-	-
Diluted weighted average loss attributable to Atrinsic, Inc.	$(1.43)	$(5.43)

Common stock underlying outstanding options and convertible securities were not included in the computation of diluted earnings per share for the years ended December 31, 2009 and 2008, because their inclusion would be anti dilutive when applied to the Company’s net loss per share.

Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following shares were excluded from the calculation of diluted earnings per share:

Anti Dilutive EPS Disclosure
	December 31,
	2009	2008

Convertible note payable	-	322,878
Options	1,877,244	2,883,372
Warrants	314,443	314,443
Restricted Shares	11,670	110,000
Restricted Stock Units	275,000	-

The per share exercise prices of the options excluded were $0.48-$14.00 at December 31, 2009 and 2008. The per share exercise prices of the warrants excluded were $3.44 - $5.50 at December 31, 2009 and 2008.

See note 13 for further information about the options and warrants.

NOTE 13– Stock Based Compensation

2005 Plan

In 2005, New Motion Mobile, Inc., the Company’s wholly-owned subsidiary, established its 2005 Stock Incentive Plan, (the “2005 Plan”), for eligible employees and other directors and consultants. Under the 2005 Plan, officers, employees and non-employees may be granted options to purchase common stock at no less than 100% of the market price at the date the option is granted. Since New Motion Mobile’s stock was not publicly traded, the market price at the date of grant was historically determined by third party valuation or the Company’s Board of Directors. Incentive stock options granted to date typically vest at the rate of 33% on the anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment or in the event of certain transactions In February 2007, the Company completed an exchange transaction (the “Exchange”) pursuant to which New Motion Mobile became Atrinsic’s wholly-owned subsidiary. In connection with the Exchange the options granted under the 2005 Plan by New Motion Mobile were assumed by Atrinsic and, at that time of the Exchange, Atrinsic’s board of directors adopted a resolution to not grant any further equity awards under the 2005 Plan.

2007 Plan

On February 16, 2007, Atrinsic’s board of directors approved the 2007 Stock Incentive Plan (the “2007 Plan”) which made available for grant up to 1,400,000 shares of common stock. On March 15, 2007, Atrinsic received, by written consent of holders of a majority of all classes of its common and preferred stock and the consent of the holders of a majority of Atrinsic’s common stock and preferred stock voting together and as a single class, approval of the 2007 Plan. Under the 2007 Plan, officers, employees and non-employees may be granted options to purchase Atrinsic’s common stock at no less than 100% of the market price at the date the option is granted. Stock options and restricted stock granted under the 2007 Plan typically vest at the rate of 33% on the anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment or in the event of certain transactions, such as a merger of Atrinsic.

2009 Plan

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

Following adoption of the 2009 Stock Incentive Plan, executives were granted 750,000 restricted stock units under the plan which will vest after the closing of trading on the date that the average per share trading price of the Company’s common stock during any period of 10 consecutive trading days equals or exceeds $7.50 or upon a change in control of the Company, as defined in the plan. In addition, the Company adopted a one-time option exchange program pursuant to which 283,334 restricted stock units were granted in exchange for 850,000 options held by certain executives of the Company. On each of December 31, 2009, December 31, 2010, and December 31, 2011, one-third of the restricted stock units held by each individual will be eligible for vesting in accordance with quantitative and qualitative measures to be determined by the Compensation Committee of the Board. From an accounting perspective the 283,334 grants from the exchange program have not been granted since the Board has not determined the quantitative or qualitative measures under which these restricted share units will vest. On October 6, 2009, Burton Katz resigned from his position as Chief Executive Officer of the Company and also resigned from the Company’s Board of Directors. On October 20, 2009, the Company and Burton Katz entered into a Separation and Mutual Release Agreement which provided that the 375,000 restricted stock units held by Mr. Katz (of which 100,000 were from the exchange program and were not granted from an accounting perspective) are cancelled along with all rights of Mr. Katz to receive shares of common stock of the Company pursuant to such restricted stock units. On December 16, 2009, Andrew Zaref resigned as Chief Financial Officer of the Company and Mr. Zaref entered into a Separation and Mutual Release agreement which led to the cancellation of the 266,667 (of which 66,667 were from the exchange program and were not granted from an accounting perspective) restricted stock units held by Mr. Zaref. As a result of the resignation of these executives, the forfeiture rate on stock based compensation expense increased to 51% in 2009 compared to 20% in 2008.

Stock based compensation is expensed using the straight line attribution method and reflects the application of an annual forfeiture rate.

Option Valuation

To value awards granted, the Company uses the Black-Scholes option pricing model. The Company determines the assumptions in this pricing model at the grant date. For options granted prior to January 1, 2006, Atrinsic used the minimum value method for volatility, as permitted by SFAS No. 123, resulting in 0% volatility. For options granted or modified after January 1, 2006, Atrinsic bases expected volatility on the historical volatility of a peer group of publicly traded entities. Atrinsic has limited history with its stock option grants, during which time there has been limited stock option exercise and forfeiture activity on which to base expected maturity. Management estimates that on average, options will be outstanding for approximately 7 years. Atrinsic bases the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity rate as of the grant date. There were no options granted in 2009.

The fair value of each option award during the year ended December 31, 2008 was estimated on the date of grant using a Black-Scholes valuation model that used the assumptions noted in the following table:

2008

Strike Price	$4.16 - $10.92
Expected life	5.6 years
Risk free interest rate	3.0% to 3.5%
Volatility	58.0%
Fair market value per share	$2.23 - $4.57

Stock Options

Stock option activity under the 2005 Plan and 2007 Plan was as follows:

		Weighted-	Estimated
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding at January 1, 2008	1,145,677	$2.94	$12,671
Traffix options converted to NWMO	1,508,069	$8.37
Granted	325,000	$10.72
Exercised	(561,737)	$0.61
Forfeited or cancelled	(506,821)	$8.25
Outstanding at December 31, 2008	1,910,188	$7.82	$81,527
Vested or expected to vest at December 31. 2008	1,491,075	$7.35	$81,527
Exercisable at December 31, 2008	121,682	$0.48	$81,527

Outstanding at January 1, 2009	1,910,188	$7.82	$81,527
Granted	-
Exercised	-
Forfeited or cancelled	(396,128)	$9.93
Outstanding at December 31, 2009	1,514,060	$7.28	$20,671
Vested or expected to vest at December 31, 2009	1,499,768	$7.29	$20,671
Exercisable at December 31, 2009	121,592	$0.48	$20,671

For the year ended December 31, 2008 the company received $344,000 in proceeds from option exercises.

Grants Outside of Plans

In 2008, the Company issued options to purchase 500,000 shares of the Company’s common stock to executives of the Company. These options were issued outside of the Plan due to a limitation in the number of shares available under the Plan. As a result of the adoption of the Company’s one-time option exchange program on June 25, 2009, these shares were cancelled. The remaining options to purchase 363,184 shares of common stock are exercisable until October 5, 2010 as per the Company’s Separation and Mutual Release Agreement with Burton Katz.

Awards granted outside the Plan are valued in the same manner as options granted under the Plan, including the methods of deciding upon the assumptions used in the Black-Scholes valuation. The fair value of the option award outside the Plan was estimated on the date of grant using a Black Scholes valuation model that used the assumptions noted in the following table:

Stock option activity outside the Plan was as follows:

		Weighted-	Estimated
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding at January 1, 2008	363,184	$2.34	$-
Granted	500,000	$8.22
Exercised	-
Forfeited or cancelled	-
Outstanding at December 31, 2008	-
Vested or expected to vest at December 31, 2008	863,184	$5.74	$-
Exercisable at December 31, 2008	363,184	$2.34	$-

Outstanding at January 1, 2009	863,184	$5.74	$-
Granted	-
Exercised	-
Forfeited or cancelled	(500,000)	$8.22
Outstanding at December 31, 2009	363,184	$2.34	$-
Vested or expected to vest at December 31, 2009	363,184	$2.34	$-
Exercisable at December 31, 2009	-

Summary Option Information

The following table summarizes information concerning currently outstanding and exercisable stock options as of December 31, 2009:

		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Options	Remaining	Exercise	Options	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price

2005 Plan :
$0.48	121,592	6.2	$0.48	121,592	$0.48

2007 Plan :
$6.00	356,200	7.1	$6.00	341,908	$6.00
$14.00	25,000	7.7	$14.00	25,000	$14.00
Traffix Options converted to Atrinsic
$0 - $4.99	205,353	1.4	$3.90	205,353	$3.90
$5.00 - $9.99	519,431	3.4	$8.77	519,431	$8.77
$10.00 - $14.99	286,484	4.3	$10.89	286,484	$10.89

Outside of Plans :
$2.34	363,184	6.7	$2.34	363,184	$2.34

Restricted Stock

The following table summarizes restricted stock activity for the years ended December 31, 2009 and 2008.

		Weighted Avg.
		Grant Date
	Number of	Fair Value
	Shares	Per Share

Outstanding at January 1, 2008	75,000	$16.40
Granted	132,005	$8.33
Exercised	-	$-
Forfeited or cancelled	(97,005)	$14.57
Outstanding at December 31, 2008	110,000	$8.33
Vested or expected to vest at December 31. 2008	-	$-
Exercisable at December 31, 2008	-	$-

Outstanding at January 1, 2009	110,000	$8.33
Granted	38,352	$1.13
Exercised	(91,396)	$5.31
Forfeited or cancelled	(45,286)	$8.33
Outstanding at December 31, 2009	11,670	$8.33
Vested or expected to vest at December 31, 2009	-	$-
Exercisable at December 31, 2009	-	$-

Restricted Stock Units

In 2009, the Company adopted the Atrinsic, Inc. 2009 Stock Incentive Plan. Under this plan, 750,000 restricted stock units were granted to certain executives of the Company. With the resignation of Burton Katz, the Chief Executive Officer, and Andrew Zaref, the Chief Financial Officer, 475,000 of these restricted stock units were cancelled. The following table summarizes the activity for 2009.

	Number of	Fair Value
	Shares	Per share

Outstanding at January 1, 2009	-	$-
Granted	750,000	$0.28
Exercised	-	$-
Forfeited or cancelled	(475,000)	$0.28
Outstanding at December 31, 2009	275,000	$0.28
Vested or expected to vest at December 31 2009	-	$-
Exercisable at December 31, 2009	-	$-

At December 31, 2009, there was $0.6 million of total unrecognized compensation cost related to unvested stock options, restricted stock, and restricted stock units including options granted outside of the 2005, 2007, and 2009 Plan.  That cost is expected to be recognized over a weighted average period of one year.

Total non-cash equity based compensation expense included in the consolidated Statement of Operations for the years ended December 31, 2009 and 2008 was $0.9 million and $1.3 million, respectively, as follows:

	For the Year Ended
	December 31,
	2009	2008

Product and distribution	$111	$7
Selling and marketing	-	3
General and administrative and other operating	746	1,272

	$857	$1,282

For the year ended December 31, 2009 and 2008 compensation expense relating to options was recorded net of a forfeiture rate of approximately 51% and 20% respectively. No stock-based compensation costs were capitalized as part of the cost of an asset for any of the periods presented. Additionally, SFAS No. 123(R) (ASC Subtopic 718) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow.

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

In February 2007, the Company completed an exchange transaction pursuant to which New Motion Mobile became our wholly-owned subsidiary. In connection with the exchange transaction, we raised gross proceeds of approximately $20 million in equity financing through the sale of our Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock.  In connection with the Series A, B and D Preferred Stock financings, a placement agent was paid a cash fee equal to 7.5% of the gross proceeds from the financing and five year warrants to purchase 290,909 shares of common stock at an average exercise price of $5.50 per share on a post reverse-split basis, which was equivalent to the average per share valuation of the Company for the Series A, B and D Preferred Stock financings.

The fair values of the warrants were between $2.42 and $4.31 and were estimated on the date of grant using a Black-Scholes valuation model. To calculate the fair value, volatility of 86%, interest rate of 5% and expected life of 5 years was used. The warrants issued during the year ended December 31, 2008 are fully vested and exercisable on the date of grant. The Company did not have any warrant activity prior to January 1, 2007.

 The following table summarizes information concerning currently outstanding and exercisable common stock warrants as of December 31, 2009:

		Weighted	Weighted
Range of		Average	Average
Exercise	Warrants	Remaining	Exercise	Warrants	Fair
Prices	Outstanding	Life (years)	Price	Exercisable	Value

$3.44	23,534	2.1	$3.44	23,534	$2.42
$5.50	290,909	2.2	$5.50	290,909	$4.31

NOTE 14 - Commitments and Contingencies

On March 10, 2010, and subsequent to our fiscal year-end, Atrinsic received final approval of its settlement to its Class Action proceeding in the State of California on Allen v. Atrinsic, Inc. f/k/a New Motion, Inc., pending in Los Angeles County Superior Court.  The settlement covers all of the company’s mobile products, web sites and advertizing practices through December 2009. All costs of the settlement and defense were accrued for in 2008, therefore this settlement did not have an impact on the Company’s results of operations in 2009 and will not impact the Company’s results of operations in 2010.

As a result of the State of California Settlement and final approval of the  judgment, Atrinsic has filed stays, and will file dispositive motions, in the following actions, which it is either directly named in or has assumed the defense of the following cases: Baker v. Sprint Nextel Corp., Motricity, Inc., and New Motion, Inc. pending in Dade County Superior Court in Florida,  Stewart v New Motion, Inc. and Motricity, Inc., pending in Hennepin County District Court in Minnesota, Rynearson v. Motricty, Inc, pending in King County Superior Court in Washington Walker v. Motricity, Inc., pending in Alameda County Superior Court in California.  Management believes that it has accrued for all probable and estimable related costs of these actions.

On February 2, 2009 we filed a complaint, in the Superior Court of the State of California for the County of Los Angeles, against Mobile Messenger Americas, Inc. and Mobile Messenger PTY LTD, later amended to name Mobile Messenger Americas Pty, Ltd in place of the latter (collectively, “Mobile Messenger”), to recover monies owed to us in connection with transaction activity incurred in the ordinary and normal course of business.  The complaint also sought declaratory relief concerning demands made by Mobile Messenger for indemnification for amounts paid by Mobile Messenger in late 2008 in settlement of a class action lawsuit in Florida, Grey v. Mobile Messenger, et al. (the “Florida Class Action”).  Mobile Messenger brought upon us a cross complaint, filed in April 2009, seeking injunctive relief, indemnification for the settlement of the Florida Class Action and other matters, damages allegedly exceeding $17 million, declaratory relief and recoupment of attorneys fees.  In November 2009, we reached a settlement of the action in principle with Mobile Messenger.  The terms of this settlement are to be confidential but in general will result in a complete dismissal of the entire action, including the cross-complaint, with prejudice. The settlement is not expected to have a material impact on our results from operations, beyond what we have already expensed and accrued for in 2009

In the ordinary course of business, the Company is involved in various disputes, which are routine and incidental to the business and the industry in which it operates. In the opinion of management the results of such disputes will not have a significant adverse effect on the financial position or the results of operations of the Company. Of approximately $9.6 million in total accrued expenses as of December 31, 2009, $2.1 million is associated with legal contingencies disclosed above.

Lease and Employment Commitments

The following table shows the Company’s future commitments for future minimum lease payments required under operating leases for office space and equipment that have remaining non cancellable lease terms in excess of one year and future commitments under employment agreements, as of December 31, 2009:

	Operating	Employment	Total
(in thousands)	Leases	Agreements	Obligations
2010	$1,165	$717	$1,882
2011	1,127	135	1,262
2012	886	-	886
2013	936	-	936
2014	987	-	987
2015 and thereafter	3,618	-	3,618

	$8,719	$852	$9,571

Rent expense for all operating leases in 2009 and 2008 was $1.3million and $1.4 million, respectively.

NOTE 15 - Employee Benefit Plan

The Company’s employee benefit plan covers all eligible employees and includes a savings plan under Section 401(k) of the Internal Revenue Code. The savings plan allows participants to make pretax contributions up to 90% of their earnings, with the Company contributing an additional 35% of up to six percent of an employee’s compensation. During the years ended December 31, 2009 and 2008, the Company contributed approximately $78,000 and $27,000 to the plan.

NOTE 16 – Geographic Data

Geographic information about the Company’s long-lived assets is presented below. Revenues were exclusively generated in the United States.

	Years Ended December 31,
(In thousands)	2009	2008

Canada	$1,238	$1,245
United States	9,569	14,789

	$10,807	$16,034

NOTE 17 – Recent Accounting Pronouncements

Adopted in 2009

In August 2009, the FASB issued ASU 2009-05 “Measuring Liabilities at Fair Value” (“ASC 820-10”). ASC 820-10 is effective for interim and annual reporting periods beginning after August 27, 2009.  It clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer.  We adopted ASC 820-10 for the year ended December 31, 2009 and it did not have a material impact on our consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which has been superseded by the FASB codification and included in ASC 855-10.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The effective date of ASC 855-10 is interim or annual financial periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” which has been superseded by the FASB codification ASC 260-10 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of EPS. ASC 260-10 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 260-10 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which has been superseded the FASB codification and included in ASC 805. ASC 805 establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard any release of the valuation allowance related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released. Additionally, under ASC 805 transaction-related expenses, which were previously capitalized, will be expensed as incurred. The adoption of ASC 805 did not have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which has been superseded by the FASB codification and included in ASC 810-10-65-1 and establishes requirements for ownership interests in subsidiaries held by parties other than us (minority interests) be clearly identified and disclosed in the consolidated statement of financial position within equity, but separate from the parent's equity. Any changes in the parent's ownership interests are required to be accounted for in a consistent manner as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. ASC 810-10-65-1 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. Except for presentation and disclosure requirements, the adoption of ASC 810-10-65-1 had no material impact on the Company’s financial statements.

Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) which has been superseded by the FASB Codification and included in ASC 810 to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. These revisions to ASC 810 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of 2010.  We do not believe that the adoption of these revisions to ASC 810 will have a material impact to our results of operations or financial position.

In October 2009, FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables which has been superseded by FASB codification and included in ASC 605-25. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

NOTE 18 – Subsequent Events

We have evaluated events subsequent to the balance sheet date for the year ended December 31, 2009. Except for the matters separately disclosed in Note 4 (pertaining to Mango), Note 5 (pertaining to Kazaa) and Note 14 (pertaining to the settlement of class action proceeding in the State of California), there have not been any material events that have occurred  that would require adjustments to or disclosure in our Consolidated Financial Statements.

NOTE 19 – Valuation and Qualifying Accounts

The following table provides information regarding the Company’s allowance for doubtful accounts and deferred tax valuation allowance.

			Write-offs/
Description	Balance	Charged to	Payments/	Balance
(In thousands)	January 1,	Expenses	Other	December 31,
2008
Allowance for doubtful accounts	$565	2,141	232	$2,938
Deferred tax assets — valuation allowance	$-	-	-	$-
2009
Allowance for doubtful accounts	$2,938	1,991	(634)	$4,295
Deferred tax assets — valuation allowance	$-	11,090	-	$11,090

Supplemental Financial Information

The following table presents unaudited quarterly results of operations for 2009 and 2008. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Total revenues	$23,548	$17,008	$14,873	$13,660
Net loss before income taxes	(1,790)	(2,865)	(5,061)	(19,146)
Provision (benefit) for taxes	(670)	(930)	(2,736)	4,976
Net loss	(1,120)	(1,935)	(2,325)	(24,122)
Equity in loss (income) of Investee	85	(33)	61	(173)
Net (loss) Income attibutable to non-controlling interest	(18)	46	-	-
Net (loss) income attributable to Atrinsic,Inc.	$(1,187)	$(1,948)	$(2,386)	$(23,949)
Net loss per share:
Basic	$(0.06)	$(0.10)	$(0.12)	$(1.15)
Diluted	$(0.06)	$(0.10)	$(0.12)	$(1.15)
Weighted average number of common shares:
Basic	20,790,942	20,294,869	20,634,558	20,841,331
Diluted	20,790,942	20,294,869	20,634,558	20,841,331

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Total revenues	$28,738	$31,451	$30,819	$22,876
Net (loss) Income before income taxes	(470)	1,786	(98)	(117,860)
Provision (benefit) for taxes	(174)	768	(77)	(1,369)
Net (loss) income	(296)	1,018	(21)	(116,491)
Equity in loss of Investee	-	-	-	-
Net (loss) income attibutable to non-controlling interest	(29)	(48)	(15)	68
Net (loss) income attributable to Atrinsic,Inc.	$(267)	$1,066	$(6)	$(116,559)
Earnings (loss) income per share:
Basic	$(0.01)	$0.05	$(0.00)	$(5.37)
Diluted	$(0.01)	$0.05	$(0.00)	$(5.37)
Weighted average number of common shares:
Basic	18,932,871	22,664,860	22,545,451	21,689,795
Diluted	18,932,871	23,176,573	22,545,451	21,689,795

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A(T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Members of the our management, including our Chief Executive Officer, Jeffrey Schwartz, and Chief Financial Officer, Thomas Plotts, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2009, the end of the period covered by this report.  Based upon that evaluation, Messrs. Schwartz and Plotts concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The description of the Marketing Services Agreement and the Master Services Agreement, contained under Item 7 under the heading “Executive Overview” beginning on page 21 is incorporated under this Item 9B by reference.

The description of the company’s settlement of its Class Action proceeding in the State of California on Allen V. Atrinsic f/k/a New Motion, Inc. pending in the Los Angeles County Superior Court and the description of the company’s settlement with Mobile Messenger, each as described under Item 3, Legal Proceedings, are incorporated under this Item 9B by reference.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be included in an amendment to this report on form 10-K or a proxy statement which shall be filed with the Securities and Exchange Commission no later than April 30, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in an amendment to this report on form 10-K or a proxy statement which shall be filed with the Securities and Exchange Commission no later than April 30, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in an amendment to this report on form 10-K or a proxy statement which shall be filed with the Securities and Exchange Commission no later than April 30, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in an amendment to this report on form 10-K or a proxy statement which shall be filed with the Securities and Exchange Commission no later than April 30, 2010.

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

The following table sets forth fees billed to us by our auditors, KPMG LLP during fiscal year ending December 31, 2009 and  during fiscal year ending December 31, 2008 for: services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

(In thousands)	December 31, 2009	December 31, 2008

Audit Fees	$375	$285
Audit Related Fees	5	-
Tax Fees	-	-
All Other Fees	-	-

Total	$380	$285

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

2.           Financial Statement Schedules.

All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

3.           Exhibits.  See Item 15(b) below.

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

Atrinsic, Inc.

/s/ Thomas Plotts
By: Thomas Plotts Its: Chief Financial Officer (Interim)
Date: March 30, 2010

POWER OF ATTORNEY

The undersigned directors and officers of Atrinsic, Inc. do hereby constitute and appoint Jeffrey Schwartz and Thomas Plotts, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Schwartz	Chief Executive Officer	March 30, 2010
Jeffrey Schwartz	(Principal Executive Officer)

/s/ Thomas Plotts	Chief Financial Officer (Interim)	March 30, 2010
Thomas Plotts	(Principal Financial and Accounting
Officer)

/s/ Ray Musci	Director	March 30, 2010
Raymond Musci

/s/ Lawrence Burstein	Director	March 30, 2010
Lawrence Burstein

/s/ Robert Ellin	Director	March 30, 2010
Robert S. Ellin

/s/ Mark Dyne	Director	March 30, 2010
Mark Dyne

/s/ Jerome Chazen	Director	March 30, 2010
Jerome Chazen

/s/ Stuart Goldfarb	Director	March 30, 2010
Stuart Goldfarb

S-1

EXHIBIT INDEX

Exhibit
No.	Title

2.1
Exchange Agreement dated January 31, 2007, among MPLC, Inc., Atrinsic, Inc., the Stockholders of Atrinsic, Inc. and Trinad Capital Master Fund, Ltd. Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 1, 2007.**

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

2.6
Asset Purchase Agreement entered into on June 30, 2008, by and among Atrinsic, Inc. Ringtone.com, LLC and W3i Holdings, LLC.  Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 7, 2008.**

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

3.5
Certificate of Amendment to the Restated Certificate of Incorporation dated June 25, 2009. Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Current Report on Forms 8-K (File No. 000-12555) filed with the Commission on July 1, 2010.

3.6	Bylaws. Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-SB (File No. 000-51353) filed with the Commission on June 10, 2005.

3.7
Form of certificate for shares of common stock of Atrinsic, Inc. Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement of  Form SB-2/A (File No. 333-143025) filed with the Commission on July 23, 2007.

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

4.3	2005 Stock Incentive Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

4.4	2007 Stock Incentive Plan. Incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 10-QSB (File No. 000-51353) filed with the Commission on May 15, 2007.

4.5	Form of Stock Option Agreement. Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

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

10.3
Voting Agreement dated February 21, 2007 among Trinad Capital Master Fund, Raymond Musci, MPLC Holdings, LLC, Europlay Capital Advisors, LLC and Scott Walker. Incorporated by reference to Exhibit 10.34 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on March 6, 2007.

10.4
Standard Multi-Tenant Office Lease dated July 6, 2005, between Atrinsic, Inc. and Dolphinshire, L.P. Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.5
Asset Purchase Agreement dated January 19, 2007, between Atrinsic, Inc. and Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.28 to the Registrants Current Report on Form 8-K (File No. 3400-51353) filed with the Commission on February 13, 2007.

10.6
Secured Convertible Promissory Note issued on January 19, 2007 by Atrinsic in favor of Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.29 to the Registrants Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.7
Messaging Agreement dated November 17, 2003, between Mobliss, Inc. and Cingular Wireless LLC, assigned to Atrinsic, Inc. on January 19, 2007. Incorporated by reference to Exhibit 10.30 to the Registrants Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.8
SMS Connectivity Agreement dated January 8, 2004, between Mobliss, Inc. and Cingular Wireless LLC, assigned to Atrinsic, Inc. on January 19, 2007. Incorporated by reference to Exhibit 10.31 to the Registrants Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.9
Heads of Agreement dated January 19, 2007, between Atrinsic, Inc. and Index Visual & Games Ltd. Incorporated by reference to Exhibit 10.32 to the Registrants Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.10	Lease Agreement dated April 14, 2008, between MED 469 LLC, Rector 469, LLC and TPP 469 LLC and Traffix, Inc.

10.11	First Lease Modification Agreement dated as of May 14, 2008 between MED 469 LLC, Rector 469, LLC and TPP 469 LLC and Traffix, Inc.

10.12
Employment Agreement dated as of February 1, 2008, by and between Atrinsic, Inc. and Andrew Stollman.  Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-12555) filed with the Commission on May 20, 2008. *

10.13
Employment Agreement dated as of February 1, 2008, by and between Atrinsic, Inc. and Burton Katz.  Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-12555) filed with the Commission on May 20, 2008. *

10.14
Consulting Agreement dated as of January 31, 2008 by and between Atrinsic, Inc. and Jeffrey Schwartz. Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-12555) filed with the Commission on May 20, 2008.

10.15
Master Services Agreement effective as of January 1, 2008 by and between Atrinsic, Inc. and Motricity, Inc.  Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-12555) filed with the Commission on May 20, 2008.  Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the Rules and Regulations of the Commission under the Securities Exchange Act of 1934.

10.16	Form of Convertible Promissory Note Issued to Ringtone.com. Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 7, 2008.

10.17
Employment Agreement by and between Andrew Zaref and Atrinsic, Inc. dated July 14, 2008.  Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 17, 2008. *

10.18	Atrinsic, Inc. 2009 Stock Incentive Plan, Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 1, 2009.

10.19
Atrinsic, Inc. 2010 Annual Incentive Compensation Plan. Incoporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 1, 2009.

10.20	Employment Agreement by and between Jeffery Schwartz and Atrinisc, Inc. dated January 27, 2010. *

10.21	Employment offer by and between Thomas Plotts and Atrinsic, Inc. dated January 29, 2010. *

10.22	Separation Agreement and Mutual release by and between Burton Katz and Atrinsic, Inc. dated October 20, 2009.

10.23	Separation and Release Agreement by and between Andrew Zaref and Atrinsic, Inc. dated December 16, 2009.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Registrants Current Report on Form 8-K (file No. 000-51353) filed with the Commission on August 24, 2007.

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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