Form 10-K/A
period 2009-12-31
Atrinsic, Inc.
filed 2010-04-30
CIK 1022899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None

STATEMENT REGARDING AMENDMENT NO. 1

This Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amendment”) is being filed for the purpose restating Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Filing”).

Except as expressly noted herein, this Amendment does not reflect events occurring after the March 31, 2010 filing date of our Original Filing, and we do not undertake to update any item of our Original Filing, except in each case to reflect the changes discussed in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing. As a result of these amendments, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our current directors as of April 15, 2010.
Name	Age	Director Since	Position

Jeffrey Schwartz (1)	44	2008	Chief Executive Officer and Director
Raymond Musci	49	2007	Executive Vice President, Corporate Development, Director
Lawrence Burstein	67	2008	Director
Jerome Chazen	83	2005	Chairman of the Board
Mark Dyne	48	2008	Director
Stuart Goldfarb	55	2010	Director
Robert Ellin	43	2006	Director

(1)	Jeffrey Schwartz has no relation to Traffix, Inc.’s former CEO, also named Jeffrey Schwartz.

Board of Directors

Jeffrey Schwartz.  Mr. Schwartz currently serves as our Chief Executive Officer. He has served as a director of the company since November 11, 2008.  Prior to his appointment as Chief Executive Officer of the Company, Mr. Schwartz served as director and chair of the Audit Committee of Atrinsic. Mr. Schwartz served as the Chairman and Chief Executive Officer of Lateral Media, Inc., a web publishing and performance marketing company. In June 2007, Mr. Schwartz founded and became managing partner of Vertical Passion Media, LLC, a creator of web publishing and advertising properties, which was later sold to eForce Media.  In 2006, Mr. Schwartz founded and was chairman of AutoCentro, an automotive retail network focused on the Hispanic market.  From December 2001 to April 2005, Mr. Schwartz served as President and Chief Executive Officer of Autobytel, Inc., a Nasdaq listed company, and as its Vice Chairman from April 2005 to April 2006, where he created a leading online automotive marketing services company, with a market capitalization exceeding $500 million, and having over 25,000 participating dealer franchises and operations in the U.S., Europe and Asia. Prior to joining Autobytel, Mr. Schwartz was President and Chief Executive Officer and a director of Autoweb.com, Inc. from November 2000 to August 2001, also a Nasdaq listed company. He previously served as Autoweb's Vice President, Strategic Development from October 1999 to November 2000.  From 1995 to October 1999, Mr. Schwartz held various positions at The Walt Disney Company, including Corporate Vice President with responsibilities in corporate alliance business development.   Mr. Schwartz received Bachelor of Arts, Master of Arts, and Ph.D. degrees in Political Science from the University of Southern California.  Mr. Schwartz serves as a director of U.S. Auto Parts Network, Inc., a leading automotive ecommerce company listed on Nasdaq.  The Board selected Mr. Schwartz to serve as a director because of his extensive experience as chief executive officer for several companies and his service in a variety of leadership positions in the areas of fund raising, business development and building a management team. Mr. Schwartz provides critical insight into the areas of organizational and operational management.

Raymond Musci. Mr. Musci serves as our Executive Vice President, Corporate Development.  Mr. Musci has also served as a director since May 2007. From August 2006 through February 2008, Mr. Musci served as President of New Motion Mobile, Inc., and prior to joining our organization as an employee, Mr. Musci was a consultant to our operations from January through August of 2006. Mr. Musci brings over 25 years of high tech, media, entertainment and consumer product experience to us, and was selected to serve as a director of the company for this reason. From 1999 to 2006, Mr. Musci was Chief Executive Officer of Bam! Entertainment, Inc., a company he founded in 1999 that published and distributed movie, sports and cartoon video games to a wide range of retailers. Prior to Bam!, from 1996 to 1999, Mr. Musci was president and chief executive officer of the U.S. subsidiary of Infograms Entertainment, Inc., now better known as Atari, Inc. In that position, he oversaw all aspects of the company's North American unit, was responsible for 250 employees, and grew global revenues from $60 million to $300 million, and U.S. revenues from $80 million to $150 million. Before joining Infograms/Atari, Mr. Musci was founder, president and chief executive officer of Ocean Of America, Inc., a publisher and distributor of entertainment software. Founded in 1990, Mr. Musci built the company to annual revenues of $50 million, and sold it to Infograms/Atari in 1996. Mr. Musci holds a degree in criminal justice with a minor in business administration from Western New Mexico University. Mr. Musci is a director of Talon International, Inc., a former public reporting Company and served as a member of the board of directors of Brilliant Digital Entertainment, Inc. from October 1996 until April 2009, a former public reporting company.

Lawrence Burstein. Mr. Burstein became a director upon the completion of our merger with Traffix, Inc. on February 4, 2008. Mr. Burstein has been a director of Traffix since April 1999. Since March 1996, Mr. Burstein has been Chairman of the Board and a principal shareholder of Unity Venture Capital Associates, Ltd., a private venture capital firm. For approximately ten years prior thereto, Mr. Burstein was the President, a director and principal stockholder of Trinity Capital Corporation, a private investment banking concern. Trinity ceased operations upon the formation of Unity Venture Capital Associates, Ltd. in 1996. Mr. Burstein is a director of several companies, being, respectively, THQ, Inc., engaged in the development and marketing of video games for Sony, Microsoft and Nintendo; CAS Medical Systems, Inc., engaged in the manufacture and marketing of blood pressure monitors and other disposable products, principally for the neonatal market; I.D. Systems Inc., engaged in the design, development and production of a wireless monitoring and tracking system which uses radio frequency technology; and Millennium India Acquisition Corp., a publicly trading holding company.  In addition, Mr. Burstein was formerly a director of publicly traded American Telecom Systems, Inc., a company engaged in the development and marketing of convergent telecommunication services.  Mr. Burstein was selected as a member of our Board of Directors because he adds substantial expertise from his venture capital finance background and his executive experience, as well as his service as a board member on other public companies.  His experience provides the Company with valuable insight with respect to financing and operational strategies and corporate governance issues.

Jerome A. Chazen. Mr. Chazen is currently the Chairman of our Board of Directors, and has served as one of our directors since April 2005. Mr. Chazen is also Chairman of Chazen Capital Partners, a private investment company. Prior to Chazen Capital Partners, Mr. Chazen was one of the four founders of Liz Claiborne Inc., where he is also Chairman Emeritus. Mr. Chazen is also the founder and Benefactor of the Jerome A. Chazen Institute of International Business, the focal point of all international programs at Columbia Business School. Mr. Chazen received his Bachelor Degree from the University of Wisconsin and his MBA from Columbia Business School. Mr. Chazen has been a director of Taubman Centers, Inc., since 1992.  Mr. Chazen was chosen to be a director of the company because of his extensive knowledge and experience in executive management, finance, corporate governance matters, private investing and product marketing.

Mark Dyne.   Mr. Dyne has served as a director of the company since November 11, 2008.  Mr. Dyne currently serves as the Chief Executive Officer and Chairman of Europlay Capital Advisors, LLC, a merchant banking and advisory firm, and has served in this capacity since 2002. In this capacity, he provides corporate and advisory services. Prior to joining Europlay, Mr. Dyne served as Chief Executive Officer of Sega Gaming Technology Inc. (USA), a gaming company, and Chief Executive Officer of Virgin Interactive Entertainment Ltd., a distributor of computer software programs and video games based in London, England. Mr. Dyne was a founder and former director of Sega Ozisoft Pty Ltd., a leading distributor of entertainment software in both Australia and New Zealand. Mr. Dyne served as one of the first board members and was one of the earliest investors in Skype and Joost.com. Mr. Dyne was chosen to be a member of our board because of his long history of developing digital properties and technology focused businesses around the world.  From 1997 until present, Mr. Dyne has served on the Board of Directors of Talon International, Inc., formerly a public reporting company.

Stuart Goldfarb. Mr. Goldfarb has served as a director of the Company since January 12, 2010. From 2001 to 2009 Mr. Goldfarb was President and CEO of Direct Brands, Inc.  Under his leadership, the company grew to be the world’s largest direct marketer of music, DVDs, and books, with household brands such as Columbia House, BMG Music, Doubleday Book Club, Book-of-the-Month-Club, cdnow.com and many more.  Prior to that, Mr. Goldfarb was President and CEO of bol.com, Bertelsmann’s premier online retailer of books and music, doing business in 18 European and Asian countries.  Before joining Bertelsmann, he was Vice Chairman of Value Vision International, a cable TV home shopping and e-commerce company.  He was formerly Executive Vice President, Worldwide Business Development at NBC, where he held various executive level positions.  Mr. Goldfarb was selected to be a member of our Board of Directors because of extensive history and success in operating entertainment and media related companies.

Robert S. Ellin. Mr. Ellin has served as one of our directors since October 24, 2006, and served as our Chief Executive Officer and President from October 24, 2006 to February 12, 2007. Mr. Ellin is a Managing Member of Trinad, which is a hedge fund dedicated to investing in micro-cap public companies. Mr. Ellin currently sits on the board of Command Security Corporation (CMMD), ProLink Holdings Corporation (PLKH), U.S. Wireless Data, Inc. (USWI) and Mediavest, Inc (MVSI). Prior to joining Trinad Capital LP in 2004, Mr. Ellin was the founder and President of Atlantis Equities, Inc., a personal investment company. Founded in 1990, Atlantis has actively managed an investment portfolio of small capitalization public company as well as select private company investments. Mr. Ellin frequently played an active role in Atlantis investee companies including board representation, management selection, corporate finance and other advisory services. Through Atlantis and related companies Mr. Ellin spearheaded investments into ThQ, Inc. (OTC:THQI), Grand Toys (OTC: GRIN), Forward Industries, Inc. (OTC: FORD) and completed a leveraged buyout of S&S Industries, Inc. where he also served as President from 1996 to 1998. Prior to founding Atlantis Equities, Mr. Ellin worked in Institutional Sales at LF Rothschild and prior to that he was the Manager of Retail Operations at Lombard Securities. Mr. Ellin received a Bachelor of Arts from Pace University.  Mr. Ellin was selected as a member of our Board of Directors because of his background in financing micro-cap companies and his executive experience, as well as his service as a board member on other public companies.

OTHER EXECUTIVE OFFICERS

Thomas Plotts. Mr. Plotts, 40, was appointed as our Interim Chief Financial Officer on December 16, 2009.  Prior to his appointment as our Interim CFO, he was Atrinsic’s Vice President of Finance & SEC Reporting, a position he held since February 2007. From 2005 to 2007, Mr. Plotts was Chief Financial Officer of DBH Resources, a privately held risk management company, which was successfully sold to AON Corporation (NYSE: AOC) in 2007. From 2001 to 2005, Mr. Plotts was Director of Business Information Systems and Corporate Development at Cardiac Science Corporation (NASDAQ: CSCX). Mr. Plotts served in the Australian Army Reserve, and was commissioned as a Lieutenant in 1988. Mr. Plotts has a Bachelor of Economics degree from the University of Western Australia and a Masters of Business Administration from the Marshall School of Business at the University of Southern California.

Andrew Stollman. Mr. Stollman, 45, became our President and a director upon the completion of our merger with Traffix, Inc. on February 4, 2008.  Mr. Stollman resigned from his position as a director on November 11, 2008 but remains in his current operating role with the company.  Mr. Stollman had been Traffix’s President since November, 2002, its Chief Operating Officer from January, 2001 to November, 2002, and its Secretary and a director of the company since January 1995. From February 2000 until January 2001, Mr. Stollman was also Traffix’s Executive Vice President and from January 1995 until February 2000, he was its Senior Vice President. Mr. Stollman was also Traffix’s President from September 1993 to December 1994.

FURTHER INFORMATION CONCERNING THE BOARD OF DIRECTORS

Director Independence.  Our board of directors consists of five “independent” members, as that term is defined in Section 5605 of the Marketplace Rules as required by the NASDAQ Stock Market: Jerome Chazen, Lawrence Burstein, Robert Ellin, Mark Dyne and Stuart Goldfarb. Our board also has two seats held by non-independent executive directors: Jeffrey Schwartz and Raymond Musci.

Our Board considered the objective tests and the subjective tests for determining who is an “independent director” under the NASDAQ rules. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In assessing independence under the subjective test, our Board took into account the standards in the objective tests, and reviewed and discussed additional information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to Atrinsic and Atrinsic’s management. Based on all of the foregoing, as required by NASDAQ rules, the Board made a subjective determination as to each independent director that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In making its independence determinations, the Board will consider transactions occurring since the beginning of the third fiscal year prior to the date of its determination between Atrinsic and entities associated with the independent directors or members of their immediate family. All identified transactions that appear to relate to Atrinsic and a person or entity with a known connection to a director will be presented to the Board for consideration. In each case, the Board will determine whether, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship impaired the director’s independence.

Meetings.  The Board of Directors held nine meetings during fiscal 2009.  All directors then serving attended 75% or more of all of the meetings of the Board of Directors and the committees on which they served in fiscal 2009.  The Company has not established a specific policy with respect to members of the Board of Directors attending annual stockholder meetings, however, the company encourages its directors to attend annual stockholder meetings.  Five directors attended our 2009 Annual Meeting of Stockholders.

Board Committees. Our Board of Directors maintains an Audit Committee, Compensation Committee and Nominating and Governance Committee.  Our Board may also establish special committees from time to time to perform specifically delegated functions. The Board of Directors has adopted a written charter that governs the conduct and responsibilities of each of the Audit Committee, Compensation Committee and Nominating and Governance Committee, copies of which may be found on our website located at http://www.atrinsic.com.

Audit Committee. Our Audit Committee currently is chaired by Lawrence Burstein and seated by Stuart Goldfarb and Jerome Chazen.  Jeffrey Schwartz, a member of the Audit Committee in 2009, resigned from his position on the Audit Committee in connection with his appointment as our Interim Chief Executive Officer on October 6, 2009.  Each of Mr. Burstein, Mr. Chazen and Mr. Goldfarb qualify as “independent” directors within the meaning of the applicable rules for companies traded on The NASDAQ Global Market (NASDAQ), and Mr. Schwartz qualified as “independent” as well while serving on the committee.   We have determined that each member of our Audit Committee qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC, with Mr. Burstein having acquired the requisite experience from having served on the audit committees of three other public companies for more than 10 years.  Among other responsibilities, the Audit Committee reviews the scope and results of quarterly audit reviews and the year-end audit with management and the independent auditors, reviews and discusses the adequacy of our internal controls, and recommends to the Board of Directors selection of independent auditors for the coming year.  During 2009, our audit committee held six meetings.

Compensation Committee. Our Compensation Committee is currently Chaired by Lawrence Burstein, and seated by Robert Ellin and Jerome Chazen, each who qualify as “independent” directors within the meaning of the applicable rules for companies traded on NASDAQ. The Compensation Committee of the Board of Directors is primarily responsible for determining the annual salaries and other compensation of directors and executive officers and administering our equity compensation plans.  Our Compensation Committee determines the compensation to be paid to our officers and directors, with recommendations from our full Board of Directors and management as to the amount and/or form of such compensation.  While our Board may utilize the services of consultants in determining or recommending the amount or form of executive and director compensation, we do not at this time employ consultants for this purpose. During 2009, our compensation committee held two meetings, and matters relating to compensation were also discussed at full meetings of our Board of Directors.

Nominating and Governance Committee.  Our Nominating and Governance Committee is currently chaired by Stuart Goldfarb and seated by Robert Ellin.  Jeffrey Schwartz, a member of the Nominating and Governance Committee in 2009, resigned from his position on the committee in connection with his appointment as our Interim Chief Executive Officer on October 6, 2009.  Stuart Goldfarb and Robert Ellin qualify as “independent” directors within the meaning of the applicable rules for companies traded NASDAQ.   During 2009, our nominating and governance committee did not meet, however, matters relating to nominations and governance were discussed at full meetings of our Board of Directors.

Our Nominating and Governance Committee reviews and makes recommendations regarding the functioning of the Board of Directors as an entity, recommends corporate governance principles applicable to Atrinsic and assists the Board of Directors in its reviews of the performance of the Board and each of its committees.  The Committee also reviews those Board members who are candidates for re-election to our Board of Directors, and makes the determination to nominate a candidate who is a current member of the Board of Directors for re-election for the next term. The Committee’s methods for identifying candidates for election to the Board of Directors (other than those proposed by our stockholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources—members of the Board of Directors; our executives; individuals personally known to the members of the Board of Directors; and other research. The Committee may also from time to time retain one or more third-party search firms to identify suitable candidates. The Committee members also nominate outside candidates for inclusion on the Board of Directors.  The diversity of the background of an individual and their field of expertise is a consideration for membership on our Board. We consider diversity broadly to include differences of viewpoint, professional experience, individual characteristics, qualities and skills resulting in the ability for naturally varying perspectives among our Board of Directors while simultaneously providing skills that complement our full Board so that the Board, as a unit, possesses the appropriate skills and experience to oversee our business.

An Atrinsic stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice, information and consent provisions contained in our Bylaws. Stockholders who desire the Nominating and Governance Committee to consider a candidate for nomination as a director at the 2011 annual meeting must submit advance notice of the nomination to the Committee a reasonable time prior to the mailing date of the proxy statement for the 2011 annual meeting. The recommendation should be addressed to our Corporate Secretary.

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

Code of Ethics.  Our Board of Directors has adopted a Code of Ethical Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. We require all employees, directors and officers, including our Chief Executive Officer, President and Chief Financial Officer, to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Financial Officer and other financial officers with respect to full and accurate reporting. The Code of Conduct is available on our website at www.atrinsic.com and has been filed as an exhibit to our Original Filing. You may also request a copy of the Code of Conduct by writing or calling us at:

Atrinsic, Inc.
Attn: Investor Relations
469 7th Ave, 10th Floor
New York, NY 10018

Any waiver of the Code of Conduct pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the Securities and Exchange Commission.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2009, all of our executive officers, directors and the holders of 10% or more of our common stock complied with all Section 16(a) filing requirements, except one initial statement of beneficial ownership of securities and one statement of changes in beneficial ownership on Form 4, which were filed late by Zachary Greenberger; one statement of changes in beneficial ownership on Form 4 was filed late by Larry Burstein, reporting one late transaction; one statement of changes in beneficial ownership on Form 4 was filed late by Burton Katz, reporting one late transaction; one statement of changes in beneficial ownership on Form 4 was filed late by Robert Ellin, reporting one late transaction; one statement of changes in beneficial ownership on Form 4 was filed late by Mark Dyne, reporting one late transaction; one statement of changes in beneficial ownership on Form 4 was filed late by Andrew Zaref, reporting one late transaction; one statement of changes in beneficial ownership on Form 4 was filed late by Jeffrey Schwartz, reporting one late transaction; one statement of changes in beneficial ownership on Form 4 was filed late by Jerome Chazen, reporting one late transaction; and one statement of changes in beneficial ownership on Form 4 was filed late by Andrew Stollman, reporting one late transaction.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides disclosure concerning all compensation earned for services to us in all capacities for our fiscal years ended December 31, 2009 and 2008 (i) as to each person serving as our Chief Executive Officer during our fiscal year ended December 31, 2009, and (ii) as to our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers during our fiscal year ended December 31, 2009, whose compensation exceeded $100,000. The people listed in the table below are referred to as our “named executive officers”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (5)	Option Awards (6)	All Other Compensation	Total

Jeffrey Schwartz	2009	$106,248	$-	$4,398	$-	$63,332	$173,978
Chief Executive Officer (1)	2008	$-	$-	$-	$-	$17,125	$17,125

Burton Katz	2009	$383,327	$-	$77,688	$-	$875,200	$1,336,215
Chief Executive Officer and Director (2)	2008	$403,657	$21,250	$-	$1,206,999	$21,274	$1,653,180

Andrew Stollman	2009	$425,000	$-	$77,688	$-	$30,219	$532,907
President (3)	2008	$385,510	$271,250	$-	$1,206,999	$21,534	$1,885,293

Andrew Zaref	2009	$411,467	$-	$56,500	$-	$217,700	$685,667
Chief Financial Officer (4)	2008	$183,333	$100,000	$-	$446,209	$13,331	$742,873

(1) Mr. Schwartz was appointed Chief Executive Officer (Interim) on October 6, 2009 and on January 27, 2010, Mr. Schwartz was appointed as our Chief Executive Officer.  In fiscal year ended December 31, 2009, Mr. Schwartz received $4,398 of stock awards and $61,000 of cash as compensation for his services as a director prior to becoming our Chief Executive Officer (interim) and received $106,248 in cash compensation for his service as Interim Chief Executive Officer.  Other compensation consists of $2,332 of health insurance premiums and Mr. Schwartz’s cash compensation as a member of our Board.

(2) Effective February 4, 2008, Mr. Katz entered into a new employment agreement in which he was granted options to purchase 300,000 shares of common stock at an exercise price of $10.92 per share. In 2009, pursuant to his employment agreement, Mr. Katz was granted 275,000 restricted stock units that were scheduled to vest after the closing of trading on the date that the average per share trading price of the Company’s common stock during any period of 10 consecutive trading days equaled or exceeded $7.50. The fair value of these awards reflect a 25% probability of vesting.  Also in 2009, as a result of the adoption of a one time option exchange program, Mr. Katz forfeited his 300,000 options mentioned above to purchase shares of the Company’s common stock in exchange for 100,000 restricted stock units. Vesting terms of the restricted stock units issued in connection with the exchange program were not finalized by the board and as a result these restricted stock units have not been recorded for accounting purposes.  For 2009, included in Mr. Katz’s salary is $334,289 of his regular salary and a vacation payout of $49,038. Other compensation paid to Mr. Katz included payments of $9,000 and $12,177 for 2009 and 2008, respectively, related to an auto allowance pursuant to the terms of his employment agreement as well as $16,200 and $9,097 for 2009 and 2008, respectively, in health insurance premiums.  In 2008, Mr. Katz earned a cash bonus of $21,250 for his efforts in successfully integrating Traffix and Atrinsic.  On October 20, 2009, Atrinsic Inc and Burton Katz entered into a Separation and Mutual Release Agreement.  Pursuant to the agreement, the company agreed to pay Mr. Katz an aggregate of $850,000 of severance, which is included in “other compensation”, and cancelled all 375,000 restricted stock units held by Mr. Katz.

(3) In connection with the merger of Atrinsic and Traffix, Inc., Atrinsic entered into an employment agreement with Andrew Stollman on February 4, 2008.  Pursuant to his employment agreement, Mr. Stollman was granted options to purchase 300,000 shares of common stock at an exercise price of $10.92 and received a sign-on bonus of $250,000 upon execution of his employment agreement. In 2008, Mr. Stollman also earned a cash bonus of $21,250 for his efforts in successfully integrating Traffix and Atrinsic. In 2009, Mr. Stollman was granted 275,000 restricted stock units that will vest after the closing of trading on the date that the average per share trading price of the Company’s common stock during any period of 10 consecutive trading days equals or exceeds $7.50. The fair value of these awards reflect a 25% probability of vesting. In 2009, as a result of the adoption of a one time option exchange program, Mr. Stollman forfeited the above mentioned 300,000 options to purchase shares of the Company’s common stock in exchange for 100,000 restricted stock units. Vesting terms of the restricted stock units issued in connection with the exchange program were not finalized by the board and as a result these restricted stock units have not been recorded for accounting purposes. Other compensation paid to Mr. Stollman consisted of payments of $10,000 and $11,177 for 2009 and 2008, respectively, related to an auto allowance pursuant to the terms of his employment agreement, life insurance premiums of $4,019 and $1,260 for 2009 and 2008, respectively, as well as $16,200 and $9,097 for 2009 and 2008, respectively, in health insurance premiums.

(4)  On July 14, 2008, Atrinsic entered into an employment agreement with Andrew Zaref.  In connection with his employment agreement, Mr. Zaref was granted an option to purchase 200,000 shares of our common stock. The options were exercisable at an exercise price of $4.16 per share, and were scheduled to vest over three years and expire on July 14, 2018. In 2009, as a result of the adoption of our one time option exchange program, Mr. Zaref forfeited these 200,000 options to purchase shares of the Company’s common stock, in exchange for 66,667 restricted stock units. Vesting terms of the restricted stock units issued in connection with the exchange program were not finalized by the board and as a result these restricted stock units have not been recorded for accounting purposes. In 2009, pursuant to his employment agreement, Mr. Zaref was also granted 200,000 restricted stock units that were scheduled to vest after the closing of trading on the date that the average per share trading price of the Company’s common stock during any period of 10 consecutive trading days equaled or exceeded $7.50. The fair value of these awards reflect a 25% probability of vesting. Other compensation paid to Mr. Zaref included payments of $9,000 and $7,610 for 2009 and 2008, respectively, related to an auto allowance pursuant to the terms of his employment agreement as well as $16,200 and $5,721 for 2009 and 2008, respectively, in health insurance premiums. On December 18, 2009, we entered into a Separation and Mutual Release Agreement with Mr. Zaref pursuant to which Mr. Zaref resigned from his position as CFO of the Company.  In connection with Mr. Zaref’s resignation, his 266,667 restricted stock units were cancelled and he was paid $192,500 in severance, which amount is included in “other compensation”. Mr. Zaref’s 2009 salary includes his regular salary of $380,697, and vacation pay of $30,770.

(5) The dollar amount is the aggregate grant date fair value of stock awards granted in the fiscal year in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The fair value of restricted stock units issued was recorded at fair market value at date of grant and in some cases, using a binomial model. For awards subject to performance conditions, the value reported is computed based upon the probable outcome of the performance condition as of the grant date. For further information, refer to Note 13 - "Stock Based Compensation," in our Consolidated Financial Statements in our Original Filing filed with the SEC on March 31, 2010.

(6) The dollar amount is the aggregate grant date fair value of option awards granted in the fiscal year in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (a) risk free rate of 3.0% to 3.5% (b) dividend yield of 0.0%, (c) expected option life of 5.6, and (d) expected volatility of 58%. For awards subject to performance conditions, the value reported is computed based upon the probable outcome of the performance condition as of the grant date. For further information, refer to Note 13 - "Stock Based Compensation," in our Consolidated Financial Statements in our Original Filing filed with the SEC on March 31, 2010.

Narrative Disclosure to Summary Compensation Table

Introduction

In this section, we describe our compensation objectives and policies as applied to our named executive officers during 2009. The following discussion and analysis is intended to provide a framework within which to understand the actual compensation awarded to, earned or held by each named executive officer during 2009, as reported in the summary compensation table set forth above.

Determination of Compensation

The Compensation Committee of the Board of Directors (the “Committee”) is responsible for determining the annual salaries and other compensation of directors and executive officers, administering our equity compensation plans and assisting the Board of Directors in fulfilling its oversight responsibilities with respect to management succession and other significant human resources matters.

Among other things, the Committee is required to determine and approve the compensation of the chief executive officer, review and approve the compensation of the Company’s other executive officers, review and approve any incentive compensation plan or equity-based plan for the benefit of executive officers, and review and approve any employment agreement, severance arrangement or change-in-control arrangement for the benefit of executive officers.

Throughout this report, the individuals who served as the Company’s chief executive officer as well as the other individuals included in the Summary Compensation Table above, are referred to as the “named executive officers.”

Philosophy

Our overall business compensation program seeks to align executive compensation with the achievement of the Company’s business objectives and with individual performance towards these objectives. It also seeks to enable the Company to attract, retain, and reward executive officers and other key employees who contribute to our success and to incentivize them to enhance long-term stockholder value.

To implement this philosophy, the total compensation program is designed to be competitive with the programs of other companies of comparable revenue in the integrated mobile entertainment and internet media business, and to be fair and equitable to both the Company and the executives. As part of the Company’s determination of compensation levels for Messrs. Katz and Stollman when negotiating their employment agreements, the company reviewed the compensation policies of the following companies:  Glu Mobile, Inc., Think Partnerships, Inc., Dada S.p.A., Miva, Inc., Buongiorno S.p.A., Infospace, Inc. and ValueClick, Inc.  In addition, in setting compensation levels, consideration was given to each executive’s overall responsibilities, professional qualifications, business experience, job performance, technical expertise and career potential, and the combined value of these factors to the company’s long-term performance and growth.

Objectives of Executive Compensation

The main objectives of our compensation strategy include the following:

•	pay competitively within our industry to attract and retain key employees,

•	pay for performance to motivate and align our executives interests with that of our stockholders; and

•	design compensation programs with a balance between short-term and long-term objectives, including encouraging management ownership of our common stock.

The Committee strives to meet these objectives while maintaining market competitive pay levels and ensuring that we make efficient use of equity awards.  In furtherance of these objectives, the Committee at times retains outside compensation experts. To this end, the Company engaged Ross Consulting Group during 2008 to provide consulting services with respect to the Company’s executive compensation policies.  In 2009, the Company did not retain outside consultants to provide advice in relation to executive compensation.

The Committee seeks to properly compensate executive officers for their services to the Company and to create incentives to focus on the specific goals identified as significant for the Company. The Committee identifies and considers a wide range of measures for individual performance, company performance, and, as appropriate, share price appreciation, and, with the assistance of outside advisors including legal counsel, develops specific performance goals based on these measures. In addition, the Committee endeavors to preserve the Company’s tax deduction for all compensation paid, which can be accomplished primarily by conditioning compensation on the achievement of certain performance goals, as discussed below.

Executive Compensation Components

The primary components of the executive compensation program are:

•	base salary;

•	annual performance-based cash bonus;

•	long-term equity incentive awards in the form of stock options, restricted stock units and/or restricted stock; and

•	other benefits.

Annual Base Salary

We strive to provide our senior executives with a level of assured cash compensation in the form of annual base salary that is competitive with companies in the digital entertainment and entertainment content business and similar enterprises and companies that are comparable in size and performance.  We strive to set base salaries at levels which are designed to motivate and retain our executives.  The annual base salaries for Messrs. Katz, our former Chief Executive Officer, and Mr. Stollman, our President, in 2009 were $425,000 which were negotiated in connection with the closing of our merger with Traffix, Inc., and reflect in part the base compensation that Messrs. Katz and Stollman were receiving at their respective companies prior to the merger.  The annual base salary of Mr. Zaref (our former Chief Financial Officer) was $400,000 and the monthly salary of Mr. Schwartz in 2009 while he was acting as our Interim Chief Executive Officer was $30,000, each of which were established based on their respective negotiations with the Company.

When establishing the base salaries for our Named Executive Officers, the Compensation Committee considered a number of factors including the individual’s duties and responsibilities, their potential for making significant contributions to the company in the future, their backgrounds in the digital entertainment and entertainment content business and other general discretionary considerations as the Compensation Committee deemed appropriate.

Annual Cash Bonuses

Annual cash incentive bonuses create a measurable and predictable connection between total executive compensation and our annual performance. Unlike base salaries, annual incentive bonuses are at risk based on how well we perform and how our executive officers contribute to that performance. The Compensation Committee determines the extent to which the performance targets and measurement criteria previously established for a particular year have been achieved based on financial information provided by our Chief Financial Officer, as a result of our audited annual financial statements, including the adjustment to such statements for non-GAAP adjustments in arriving at non-GAAP incentive measurements. The Compensation Committee may, in determining whether performance targets have been met, adjust our financial results to exclude the effect of unusual charges or items contributing income to the current year or other events that distort results specifically attributable to management’s effectiveness for the current year.  In addition, for incentive compensation measurement at the net income level, the Compensation Committee adjusts its calculations to exclude the unanticipated effect on financial results of changes in the Internal Revenue Code or other tax laws or regulations. The Compensation Committee may, in its discretion, increase or decrease the amount of a participant’s incentive award based upon such factors as it may determine as appropriate, and necessary under the philosophy and objectives of their policies.

In 2009, as a result of the volatility in the marketplace, cash bonuses paid to our Named Executive Officers, if any, were to be paid at the discretion of the Compensation Committee based on the performance of the company and the executive during the fiscal year.  In 2009, no annual cash bonuses were paid to the Company’s Named Executive Officers as a result of the Company’s performance.

Annual cash bonuses for the Named Executive Officers in 2008 were based on performance criteria established by the Compensation Committee for 2008.  Annual cash bonuses for Messrs. Katz and Stollman were based on two quantitative measures, EBITDA and revenues, and one qualitative measure, the integration of Traffix, Inc. into Atrinsic.  None of the quantitative measures was achieved; however, each executive earned $21,250 for successfully integrating the two companies.

In 2010, as a result of the current volatility in the marketplace, cash bonuses paid to our Named Executive Officers, if any, will be paid at the discretion of the Compensation Committee based on the performance of the Company and the executive during the fiscal year.

Long-Term Equity Incentive Awards

The Compensation Committee has designed our equity incentive awards to serve as the primary vehicle for providing long-term incentives to our senior executives and key employees. We also regard equity incentive awards as a key retention tool. During 2009, equity incentive awards were available for grant under our 2005, 2007 and 2009 Plans, which are described more fully below.

As described in the footnotes to the Summary Compensation Table, the Compensation Committee has granted long-term equity incentive compensation awards to the Named Executive Officers in the form of non-qualified stock option awards as well as restricted stock units. The vesting provisions of our equity awards are established in order to encourage employee retention and focus management’s attention on sustaining financial performance and building stockholder value over an extended term.

The following are descriptions of our 2005, 2007 and 2009 Stock Incentive Plans:

2005 Plan

In 2005, New Motion Mobile, Inc., our wholly owned subsidiary, established the Stock Incentive Plan (the “2005 Plan”), for eligible employees and other directors and consultants. In connection with the closing of our exchange transaction with New Motion Mobile, Inc. on February 12, 2007, we assumed all of New Motion Mobile’s obligations under the plan. Under the 2005 Plan, officers, employees and non-employees may be granted options to purchase our common stock at no less than 100% of the market price at the date the option is granted. Since New Motion Mobile’s stock was not publicly traded prior to the exchange transaction, the market price at the date of grant was historically determined by New Motion Mobile’s board of directors. Incentive stock options granted to date typically vest at the rate of 33% on the first anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment. Upon the approval of the 2007 Stock Incentive Plan, our Board adopted a resolution to prevent further grants of awards under the 2005 Plan.

2007 Plan

On February 16, 2007, our Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Plan”). The maximum number of shares available for grant under the plan is 1,400,000 shares of common stock.  Under the 2007 Plan, officers, employees and non-employees may be granted options to purchase our common stock at no less than 100% of the market price at the date the option is granted. Incentive stock options granted under the 2007 Plan typically vest at the rate of 33% on the first anniversary of the vesting commencement date, and 1/24th of the remaining shares on the last day of each month thereafter until fully vested. The options expire ten years from the date of grant subject to cancellation upon termination of employment. With the approval of our 2009 Stock Incentive Plan by our stockholders, no further awards will be granted under the 2007 Plan, except that any shares of common stock that have been forfeited or cancelled in accordance with the terms of the applicable award under the 2007 Plan may be subsequently again awarded in accordance with the terms of the 2007 Plan prior to its expiration in 2017.

2009 Plan

On June 25, 2009, the Company adopted the 2009 Stock Incentive Plan.  Under the plan, the Company is authorized to grant equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, and other stock based awards to employees (including executive officers), directors and consultants of the Company and its subsidiaries. The maximum number of shares available for grant under the plan is 2,750,000 shares of common stock.  The number of shares available for award under the plan is subject to adjustment for certain corporate changes and based on the types of awards provided, all in accordance with the provisions of the plan.

One Time Option Exchange Program

In 2009, the Company completed a one-time stock option exchange program.  Pursuant to the exchange program, certain out-of-the-money stock options previously issued to each of Burton Katz, our former Chief Executive Officer, Andrew Stollman, our President, Andrew Zaref, our former Chief Financial Officer, and Zack Greenberger, our former Chief Technology Officer and Vice President, Operations (collectively, the “Optionees”), were exchanged for restricted stock units (the “Option Exchange Program”).  Messrs. Katz, Stollman, Zaref and Greenberger forfeited stock options to purchase 300,000, 300,000, 200,000 and 50,000 shares of the company’s common stock, respectively, in exchange for awards of 100,000, 100,000, 66,667 and 16,667 restricted stock units (“RSUs”), respectively, which were granted pursuant to our 2009 Stock Incentive Plan.

The RSUs issued under the Option Exchange Program represent the right to receive shares of common stock on specified future dates when the RSUs vest.  There is no exercise price or purchase price for these shares of stock.  The RSUs issued to each of the Optionee’s were unvested on the date of the exchange and were scheduled to vest over three years based on quantitative and qualitative performance metrics which have yet to be established by the compensation committee, with one-third of the RSUs eligible for vesting on each of December 31, 2009, December 31, 2010, and December 31, 2011.  Any RSUs that did not vest on the date that they were eligible for vesting would be forfeited.  Subsequent to the adoption of the Option Exchange Program, the RSUs received by each of Mr. Katz, Mr. Zaref and Mr. Greenberger were forfeited as a result of the terminations of their respective employment with the Company.

Reasons for the Option Exchange Program

The Company granted options to Messrs. Katz, Stollman, Zaref and Greenberger consistent with the view that long-term compensation should align the interest of management with the interests of stockholders.  While the compensation packages of our management team vary, we believe equity compensation is one of the key components as it encourages management to work toward our success and provides a means by which management benefits from increasing the value of our common stock.  We also believe that equity compensation plays a vital role in the retention and recruiting of our management team.

At the time of the Option Exchange Program, the Optionees held stock options with exercise prices higher than the market price of our common stock.  For example, on April 15, 2009, the closing price of our common stock on the Nasdaq Global Market was $1.18, and the weighted average exercise price of the options subject to the Option Exchange Program was $9.04.  For each of the Optionees, the exercise price of their respective options to purchase common stock of the company which were subject to the Option Exchange Program was well above the market price of our common stock.  As a result, an important component of our compensation program was perceived by our Compensation Committee as having little value.  The Compensation Committee adopted the Option Exchange Program to motivate our management to achieve our strategic, operational and financial goals and thereby align the interests of management with the interests of our stockholders, and reduce the risk of key personnel departing for opportunities that they deemed to be more lucrative.

In addition to the above goals, the Option Exchange Program was designed to avoid additional dilution of our equity and to be more cost-effective than simply issuing incremental equity awards or paying additional cash compensation to the aforementioned individuals.  The exchange ratio (the number of outstanding stock options that each Optionee surrendered for cancellation in exchange for RSUs) was 3 for 1 and was determined to provide an appropriate exchange of value based on a variety of factors considered by our Compensation Committee, including the exercise price of stock options that were tendered for exchange pursuant to the Option Exchange Program, the planned performance based vesting of the RSUs that were granted and the market price of our common stock.

As a result of the Option Exchange Program, we achieved a net reduction in our overhang shares of 566,666 shares, which represented approximately 2.7% of our then issued and outstanding common stock (excluding shares held in treasury).  This reduction benefited stockholders, as the potential for dilution of their economic interest in the company was reduced.

Outstanding Equity Awards at December 31, 2009

The following table presents information regarding outstanding options held by the company’s named executive officers as of December 31, 2009. None of the named executive officers exercised options during the fiscal year ended December 31, 2009.
		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)				Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Name	Grant Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Burton Katz (1)	08/06/2006	363,184	-	2.34	10/05/2010
	02/16/2007	81,250	-	6.00	10/05/2010

Andrew Stollman (2)	02/04/2008	67,607	-	9.98	03/08/2010
	02/04/2008	30,423	-	4.44	04/09/2011
	02/04/2008	30,423	-	3.70	04/09/2011
	02/04/2008	30,423	-	3.42	04/09/2011
	02/04/2008	70,987	-	8.43	12/01/2011
	02/04/2008	273,809	-	10.86	06/03/2014
	06/25/2009					275,000	$77,688
	06/25/2009					100,000	--

(1)           On August 6, 2006, Mr. Katz was granted an option to purchase 363,184 shares of common stock at a per share exercise price of $2.34. On February 16, 2007, Mr. Katz was granted an option to purchase 81,250 shares of common stock at a per share exercise price of $6.00. Both of these options originally had a term of ten years and vested as follows: 33.3% of the shares subject to the options vested on the first anniversary of their respective grant dates, and the remaining 66.7% of the shares subject to the options vested monthly over the next 24 months thereafter. On October 20, 2009, Mr. Katz resigned his position as Chief Executive Officer. Pursuant to his separation agreement with the Company, all of the 444,434 options to purchase common stock held by Mr. Katz are deemed to be fully vested and Mr. Katz will have until October 5, 2010 to exercise such options, otherwise, they will expire.

(2)           In connection with the merger of Atrinsic and Traffix, Inc., Mr. Stollman’s options to purchase shares of common stock of Traffix were converted into an aggregate of 503,672 options to purchase shares of common stock of Atrinsic at an average exercise price of $9.13, which options were fully vested at the time of the merger.  On June 25, 2009, Mr. Stollman was granted 275,000 restricted stock units that will vest after the closing of trading on the date that the average per share trading price of the Company’s common stock during any period of 10 consecutive trading days equals or exceeds $7.50. The fair value of these awards reflect a 25% probability of vesting. Also on June 25, 2009, as described under the heading “One Time Option Exchange Program” above, 300,000 of Mr. Stollman’s options were exchanged for 100,000 restricted stock units.  These restricted stock units were scheduled to vest in accordance with quantitative and qualitative measures to be determined by our board, which have not been finalized.  Therefore, these restricted stock units have not been granted from an accounting perspective.

Other Benefits

Retirement Benefits

We maintain a 401(k) plan in which all full-time employees, including our named executive officers, who are at least 21 years of age and have one year of service are eligible to participate.  We provide this plan to help our employees save some portion of their cash compensation for retirement in a tax efficient manner.  We do not provide an option for our employees to invest in our stock in the 401(k) plan.

 Health and Welfare Benefits

We provide health and welfare benefits for all of our full-time employees, including our named executed officers.  The health and welfare benefits provided to our named executive officers are further described in their respective employment agreements, which are discussed below.

Employment Agreements, Severance Benefits and Change in Control Provisions

Consistent with the above compensation philosophy, we entered into Employment Agreements with each of Jeffrey Schwartz, our Chief Executive Officer, Burton Katz, our former Chief Executive Officer, Thomas Plotts, our Interim Chief Financial Officer, Andrew Zaref, our former Chief Financial Officer, and Andrew Stollman, our President, which include each of the primary compensation components outlined above. The following is a description of the employment agreements with each of the above mentioned Named Executive Officers:

Jeffrey Schwartz

Jeffrey Schwartz is currently party to an Employment agreement executed on January 27, 2010. The employment agreement has a term of three years subject to early termination upon the terms and conditions of the agreement.  A summary of the material terms of Mr. Schwartz’s employment agreement follows:

Title and Salary. Mr. Schwartz shall serve as Chief Executive Officer and will receive a base salary of $275,000 per annum, which is subject to increase at the end of each year of the term of his employment, at the sole discretion of the Board.

Annual Bonus. Mr. Schwartz is eligible to receive a target annual bonus equal to his base salary for each calendar year during the term of his employment, if the Company’s business operations meet or exceed financial performance standards to be determined by the Board.

Benefits. Mr. Schwartz and his family will be provided with medical, hospitalization, dental, disability and life insurance during the term of his agreement. Atrinsic will pay all premiums and other costs associated with such policies. Mr. Schwartz will also be able to participate in any other compensation plan or other perquisites generally made available to executive officers of the company from time to time.

Stock Options. Mr. Schwartz was granted an option to acquire 500,000 shares of the Company’s common stock, par value $0.01 per share pursuant to the Company’s 2009 Stock Incentive Plan and an option to purchase 500,000 shares of the Company’s common stock pursuant to the Company’s 2007 Stock Incentive Plan. The first option will vest in equal monthly installments over a period of 36 months commencing on January 31, 2010 and on the last day of each calendar month thereafter until fully vested. The second option will vest over a period of four years, with 25% of the second option vesting on the first anniversary of the date of the agreement and the remaining 75% vesting thereafter in equal monthly installments over a period of 36 months commencing on January 31, 2011.  Any portion of Mr. Schwartz’s option that remains unvested at the time of his termination will be extinguished and cancelled, provided, however, that if a change of control (as defined in the agreement) occurs while Mr. Schwartz is employed with us, and Mr. Schwartz’s employment is terminated by us other than for disability, death or cause or by Mr. Schwartz for good reason within three (3) months before or six (6) months after the effective date of the change of control, all of the options granted to Mr. Schwartz will automatically vest immediately prior to the termination of Mr. Schwartz’s employment and will remain exercisable for a period of one (1) year after such termination.

Vacation. Mr. Schwartz is entitled to 4 weeks paid vacation during each year of his employment.

Payments upon termination. If Mr. Schwartz’s employment is terminated by Mr. Schwartz for good reason, or by us other than for cause, we will pay to Mr. Schwartz: (a) all base salary and benefits which have accrued through the termination date and (b) an amount equal to his base salary.  If Mr. Schwartz’s employment is terminated by Mr. Schwartz other than for good reason, or by us for cause, we will pay to Mr. Schwartz all base salary and benefits which have accrued through the termination date and if Mr. Schwartz’s employment is terminated as a result of his death or disability, we will pay or provide to Mr. Schwartz (i) all base salary and benefits which have accrued through the termination date and (ii) a sum equal to a prorated portion of the annual bonus to which Mr. Schwartz would have been entitled if his employment had continued until the end of the employment year in which his death or disability occurred.

Thomas Plotts

On January 29, 2010, we entered into a letter agreement with Thomas Plotts in connection with his appointment as our Interim Chief Financial Officer on December 16, 2009.  Pursuant to the agreement, Mr. Plotts serves as our Interim Chief Financial Officer on an “at will” basis and receives a salary of $250,000 per annum.  Pursuant to the agreement, Mr. Plotts received a bonus of $25,000 upon our filing of our annual report on Form 10-K.  Upon the execution of the agreement, Mr. Plotts was granted 25,000 restricted stock units pursuant to our 2009 Stock Incentive Plan and a Restricted Stock Unit Agreement. The restricted stock units fully vested as of March 31, 2010.

Andrew Stollman

Andrew Stollman is currently a party to an Employment Agreement executed in connection with our closing of the Merger on February 4, 2008. The employment agreement has a term of three years, and may be terminated by Atrinsic or Mr. Stollman any time and without any reason. A summary of the material terms of Mr. Stollman’s employment agreement follows:

Title and Salary. Mr. Stollman's title is President and he will receive a base salary of $425,000 per annum during the term of his agreement.

Signing Bonus. Upon the execution of his employment agreement, Mr. Stollman received a signing bonus of $250,000, and all options held by Mr. Stollman to purchase equity securities of Atrinsic (aside from the options discussed below) automatically vested.

Annual Bonus. Mr. Stollman is eligible to receive an annual bonus for each calendar year during the term of his agreement if Atrinsic's business operations meet or exceed certain financial performance standards to be determined by Atrinsic's Compensation Committee. For the fiscal year ending December 31, 2008, the Compensation Committee determined the performance of Mr. Stollman against two quantitative measures, EBITDA and revenues, and one qualitative measure, the Integration of Traffix, Inc. into Atrinsic. A cash bonus ranging from $0 to $637,500 could have been earned by Mr. Stollman for the fiscal year ending December 31, 2008 depending on Mr. Stollman’s performance against the aforementioned performance metrics.  For our fiscal year ended December 31, 2008, none of the quantitative measures was achieved; however, Mr. Stollman earned $21,250 for successfully integrating Traffix and Atrinsic.  For the fiscal year ending December 31, 2009, as described above, none of our named executive officers received a bonus.

Benefits. Mr. Stollman and his family will be provided with medical, hospitalization, dental, disability and life insurance during the term. Atrinsic will pay all premiums and other costs associated with such policies. Mr. Stollman will also be able to participate in any other compensation plan or other perquisites generally made available to executive officers of the company from time to time.

Stock Options. Upon the closing of the Merger, Mr. Stollman was granted an option to purchase 300,000 shares of Atrinsic's common stock. The option was exercisable at an exercise price equal to $10.92 and was scheduled to expire on February 4, 2018. Except in the event Mr. Stollman was terminated without cause and except in the event of a termination of Mr. Stollman's employment for good reason, any portion of such executive's option that remained unvested at the time of termination was to be extinguished and cancelled. Mr. Stollman’s options were subject to accelerated vesting upon a change of control.  On June 25, 2009, stockholders approved our 2009 Stock Incentive Plan and our one-time option exchange program.  As a result of the option exchange program, the options Mr. Stollman held to purchase 300,000 shares of our common stock were cancelled, and Mr. Stollman received 100,000 restricted stock units in exchange for such options which are to vest based on performance metrics to be established by our board.  As described above, these performance metrics have yet to be established.

Restricted Stock Units. Upon the closing of the Merger, Atrinsic agreed to issue Mr. Stollman restricted stock units (“RSUs”) having a term of ten years covering 275,000 shares of common stock conditioned upon the delivery by Mr. Stollman to the company of a Restricted Stock Unit Agreement. Pursuant to the terms of his employment agreement, once issued, Mr. Stollman’s RSUs were to first vest, with respect to 100,000 RSUs after the closing of trading on the date that the average per share trading price of our common stock during any period of 10 consecutive trading days equaled or exceeded $15. The remaining 175,000 RSUs were to vest after the closing of trading on the date that the average per share trading price of our common stock during any period of 10 consecutive trading days equaled or exceeded $20. Except in the event Mr. Stollman is terminated without cause and except in the event of a termination of Mr. Stollman 's employment for good reason, any portion of Mr. Stollman’s restricted stock units that remain unvested at the time of termination will be forfeited, extinguished and cancelled. Mr. Stollman’s restricted stock units are subject to accelerated vesting upon a change of control.  The vesting terms of Mr. Stollman’s restricted stock units were amended prior to their issuance on June 25, 2009 so that each of the aforementioned RSUs would vest after the closing of trading on the date that the average per share trading price of our common stock during any period of 10 consecutive trading days equaled or exceeded $7.50.

Long Term Performance Unit Plan. Atrinsic agreed to establish and maintain a long term executive compensation plan for the benefit of each of Mr. Stollman and the other executive officers of the company. Due to the recent volatility in the stock market, the terms of the plan were not established by the company's Compensation Committee.

Vacation. Mr. Stollman will be entitled to four weeks of vacation per annum.

Payments upon termination. If Mr. Stollman’s employment with us is terminated because of death or disability or cause or if Mr. Stollman voluntarily terminates his employment with us other than for good reason, we will pay or provide to Mr. Stollman all base salary and benefits which have accrued through the termination date. In addition, if Mr. Stollman’s employment is terminated as a result of death or disability, Mr. Stollman will receive a sum equal to a prorated portion of the annual bonus to which Mr. Stollman would have been entitled if his employment had continued until the end of the employment years in which his death or disability occurred.

 If Mr. Stollman’s employment is terminated by Mr. Stollman for good reason (which includes a material adverse change in the nature and scope of the duties, obligations, rights or powers of Mr. Stollman’s employment, including those resulting from a change in control of the company), or by us other than for cause, we will pay to Mr. Stollman: (a) all base salary and benefits which have accrued through the termination date, (b) a one time payment equal to the sum of (i) two times his base salary and (ii) two times an amount equal to the average of the annual bonus amounts received by Mr. Stollman under the Employment Agreement for the 2 years prior to such termination, and (c) coverage under the employee benefit plans described above until the earlier of the end of the second anniversary of such termination or Mr. Stollman’s eligibility to receive similar benefits from a new employer. In addition, if Mr. Stollman’s employment is terminated by Mr. Stollman for good reason, or by us other than for cause, all stock options and other equity awards granted to Mr. Stollman pursuant to the Employment Agreement (other than options and awards that vest upon the achievement of performance objectives) shall automatically vest, and remain exercisable for a period of one year after such termination.

Burton Katz

Separation Agreement.

On October 20, 2009, we entered into a Separation and Mutual Release Agreement with Burton Katz.  The agreement provides that the certain Employment Agreement entered into by and between the Company and Mr. Katz dated February 1, 2008, as amended, pursuant to which the Company retained Mr. Katz is terminated and of no further force or effect as of October 6, 2009, the date of Mr. Katz’s resignation from the Company, except in respect of the Company’s indemnification and director and officer liability insurance obligations under the Employment Agreement.  The agreement further provides that the Company will pay Mr. Katz an amount equal to $850,000 in connection with his separation and that all 375,000 restricted stock units held by Mr. Katz and all rights of Mr. Katz to receive shares of common stock of the Company pursuant to such restricted stock units are terminated.  In addition, the agreement provides that Mr. Katz will have until October 5, 2010 to exercise his 444,434 options to purchase common stock of the Company.

Employment Agreement.

Prior to his resignation, Burton Katz was party to an Employment Agreement with us.  The employment agreement had a term of three years, and could be terminated by Atrinsic or Mr. Katz at any time and without any reason. A summary of the material terms of Mr. Katz’s employment agreement follows:

Title and Salary. Mr. Katz's employment agreement provided that he would serve as our Chief Executive Officer and receive a base salary of $425,000 per annum during the term of his agreement.

Signing Bonus. As a signing bonus, Mr. Katz’s employment agreement provided that upon the execution of his employment agreement, all of the options to purchase equity securities of Atrinsic held by Mr. Katz (other than stock options to purchase 81,250 shares of common stock of Atrinsic which were issued to Mr. Katz in February 2007, and the options discussed below) automatically vested.

Annual Bonus. Mr. Katz was eligible to receive an annual bonus for each calendar year during the term of his agreement if Atrinsic's business operations met or exceeded certain financial performance standards to be determined by Atrinsic's Compensation Committee. For the fiscal year ending December 31, 2008, the Compensation Committee determined the performance of Mr. Katz against two quantitative measures, EBITDA and revenues, and one qualitative measure, the Integration of Traffix, Inc. into Atrinsic. A cash bonus ranging from $0 to $637,500 could have been earned by Mr. Katz for the fiscal year ending December 31, 2008 depending on Mr. Katz’s performance against the aforementioned performance metrics.  For our fiscal year ended December 31, 2008, none of the quantitative measures was achieved; however, Mr. Katz earned $21,250 for successfully integrating the merger of Traffix and Atrinsic.

Benefits. Mr. Katz and his family were provided with medical, hospitalization, dental, disability and life insurance during the term of his agreement. Atrinsic paid all premiums and other costs associated with such policies. Mr. Katz also participated in all other compensation plan or other perquisites generally made available to executive officers of the company while employed by the company.

Stock Options. Upon the closing of the Merger, Mr. Katz was granted an option to purchase 300,000 shares of Atrinsic's common stock. The option was exercisable at an exercise price equal to $10.92 and was scheduled to expire on February 4, 2018. The option further provided that except in the event Mr. Katz was terminated without cause and except in the event of a termination of Mr. Katz's employment for good reason, any portion of the option that remained unvested at the time of termination would be extinguished and cancelled. Mr. Katz’s options were also subject to accelerated vesting upon a change of control.  On June 25, 2009, stockholders approved our 2009 Stock Incentive Plan and our one-time option exchange program, pursuant to which the options held by Mr. Katz to purchase 300,000 shares of our common stock were cancelled and exchanged for 100,000 restricted stock units. Upon Mr. Katz’s resignation from the company, these restricted stock units were cancelled.

Restricted Stock Units. Upon the closing of the Merger, Atrinsic agreed to issue Mr. Katz restricted stock units (“RSUs”) having a term of ten years covering 275,000 shares of common stock conditioned upon the delivery by Mr. Katz to the company of a Restricted Stock Unit Agreement. Pursuant to the terms of his employment agreement, once issued, Mr. Katz’s RSUs were to first vest, with respect to 100,000 RSUs after the closing of trading on the date that the average per share trading price of our common stock during any period of 10 consecutive trading days equaled or exceeded $15. The remaining 175,000 RSUs were to vest after the closing of trading on the date that the average per share trading price of our common stock during any period of 10 consecutive trading days equaled or exceeded $20. Except in the event Mr. Katz was terminated without cause and except in the event of a termination of Mr. Katz's employment for good reason, any portion of Mr. Katz’s restricted stock units that remained unvested at the time of termination were to be forfeited, extinguished and cancelled. Mr. Katz’s restricted stock units were also subject to accelerated vesting upon a change of control.  The vesting terms of Mr. Katz’s restricted stock units were amended prior to their issuance on June 25, 2009 so that each of the aforementioned RSUs would vest after the closing of trading on the date that the average per share trading price of our common stock during any period of 10 consecutive trading days equaled or exceeded $7.50.  Upon Mr. Katz’s resignation from the company, the 275,000 restricted stock units issued to Mr. Katz on June 25, 2009 were cancelled.

Long Term Performance Unit Plan. Pursuant to Mr. Katz’s employment agreement, Atrinsic agreed to establish and maintain a long term executive compensation plan for the benefit of each of Mr. Katz and the other executive officers of the company. The objective of the plan was to provide for the payment of additional compensation to Mr. Katz and the other executives of the Company based upon the Company’s achievement of certain performance standards. Such performance standards were to be based upon a three to five year strategic plan for the Company. In addition, the terms of the plan were to include the nature of the compensation to be awarded, the number of units to be awarded and vesting. Due to the recent volatility in the stock market, the terms of the plan were not established by the company's Compensation Committee.

Vacation.  Mr. Katz was entitled to four weeks of vacation per annum pursuant to the terms of his agreement.

Payments upon termination. Mr. Katz’s employment agreement provided that if Mr. Katz’s employment with us was terminated because of death or disability or cause or if Mr. Katz voluntarily terminated his employment with us other than for good reason, we would pay or provide to Mr. Katz all base salary and benefits which accrued through the termination date. In addition, if Mr. Katz’s employment was terminated as a result of death or disability, Mr. Katz was to receive a sum equal to a prorated portion of the annual bonus to which Mr. Katz would have been entitled if his employment had continued until the end of the employment year in which his death or disability occurred.

The employment agreement further provided that if Mr. Katz’s employment was terminated by Mr. Katz for good reason (which included a material adverse change in the nature and scope of the duties, obligations, rights or powers of Mr. Katz’s employment, including those resulting from a change in control of the company), or by us other than for cause, we were to pay to Mr. Katz: (a) all base salary and benefits which accrued through the termination date, (b) a one time payment equal to the sum of (i) two times his base salary and (ii) two times an amount equal to the average of the annual bonus amounts received by Mr. Katz under the Employment Agreement for the 2 years prior to such termination, and (c) coverage under the employee benefit plans described above until the earlier of the end of the second anniversary of such termination or Mr. Katz’s eligibility to receive similar benefits from a new employer. In addition, the agreement provided that if Mr. Katz’s employment was terminated by Mr. Katz for good reason, or by us other than for cause, all stock options and other equity awards granted to Mr. Katz pursuant to the Employment Agreement (other than options and awards that vest upon the achievement of performance objectives) were to automatically vest, and remain exercisable for a period of one year after such termination.

Andrew Zaref

Separation Agreement.

On December 18, 2009, we entered into a Separation and Mutual Release Agreement in connection with Mr. Zaref’s resignation from the Company.  The agreement terminates the employment agreement entered into by and between the Company and Mr. Zaref dated July 14, 2008, as amended, pursuant to which the Company retained Mr. Zaref.   The agreement further provides that all 266,667 restricted stock units held by Mr. Zaref and all rights of Mr. Zaref to receive shares of common stock of the Company pursuant to such restricted stock units are terminated.

Employment Agreement.

Prior to his resignation, Andrew Zaref was party to an employment agreement with us which was entered into on July 14, 2008, pursuant to which Mr. Zaref became our new Chief Financial Officer effective July 14, 2008.  The employment agreement had a term of three years, subject to earlier termination in accordance with the terms of the employment agreement. A summary of the material terms of Mr. Zaref’s employment agreement follows:

Title and Salary. Pursuant to the terms of his agreement, Mr. Zaref served as our Chief Financial Officer and received a base salary of $400,000 per annum, which was subject to increase at the end of each year of the term at the sole discretion of our board of directors; provided, however, that such increase would be in an amount no less than 5%.

Signing Bonus. Upon the execution of the employment agreement, Mr. Zaref received a signing bonus of $100,000, which could be partially recouped by us in the event Mr. Zaref’s employment was terminated for cause by us or voluntarily by Mr. Zaref prior to the expiration of the term.

Annual Bonus. Mr. Zaref was eligible to receive an annual bonus in an amount not to exceed his base salary for each calendar year during the term if our business operations met or exceeded certain financial performance standards to be determined by our Compensation Committee. For the fiscal year ending December 31, 2008, the Compensation Committee determined the performance of Mr. Zaref against two quantitative measures, EBITDA and revenues. A cash bonus ranging from $0 to $200,000 could have been earned by Mr. Zaref for the fiscal year ending December 31, 2008 depending on Mr. Zaref’s performance against the aforementioned performance metrics.  For our fiscal year ended December 31, 2008, none of the quantitative measures was achieved, and as a result Mr. Zaref did not receive a cash bonus for our fiscal year ended December 31, 2008.

Benefits. Mr. Zaref and his family were provided with medical, hospitalization, dental, disability and life insurance while Mr. Zaref was employed by the Company and the Company paid all premiums and other costs associated with such policies. The employment agreement also provided that Mr. Zaref would be able to participate in any other compensation plan or other perquisites generally made available to our executive officers from time to time.

 Stock Options. Upon the execution of his employment agreement, Mr. Zaref was granted an option to purchase 200,000 shares of our common stock. Except in the event Mr. Zaref was terminated without cause and except in the event of a termination of Mr. Zaref’s employment by Mr. Zaref for good reason (in which case all options were to automatically vest and remain exercisable for a period of one year after such termination), any portion of Mr. Zaref’s option that remained unvested at the time of termination were to be extinguished and cancelled. Mr. Zaref’s options were subject to accelerated vesting upon a change of control.  On June 25, 2009, stockholders approved our 2009 Stock Incentive Plan and our one-time option exchange program, pursuant to which the options held by Mr. Zaref to purchase 200,000 shares of our common stock were cancelled and exchanged for 66,667 restricted stock units. Upon Mr. Zaref’s resignation from the company, these restricted stock units were cancelled.

Restricted Stock Unit Award. Pursuant to his employment agreement with us, we agreed to grant to Mr. Zaref restricted stock units having a term of ten years to acquire 200,000 shares of common stock (the “RSUs”). Once issued, Mr. Zaref’s RSUs were to first vest, with respect to 100,000 RSUs after the closing of trading on the date that the average per share trading price of our common stock during any period of 10 consecutive trading days equaled or exceeded $15. The remaining 100,000 RSUs were to vest after the closing of trading on the date that the average per share trading price of our common stock during any period of 10 consecutive trading days equaled or exceeded $20. Except in the event Mr. Zaref was terminated without cause and except in the event of a termination of Mr. Zaref's employment for good reason, any portion of Mr. Zaref’s restricted stock units that remained unvested at the time of termination were to be forfeited, extinguished and cancelled. Mr. Zaref’s restricted stock units were subject to accelerated vesting upon a change of control.  The vesting terms of Mr. Zaref’s restricted stock units were amended prior to their issuance on June 25, 2009 so that each of the aforementioned RSUs would vest after the closing of trading on the date that the average per share trading price of our common stock during any period of 10 consecutive trading days equaled or exceeded $7.50.  Upon Mr. Zaref’s resignation from the company, the 200,000 restricted stock units issued to Mr. Zaref on June 25, 2009 were cancelled.

Vacation. Mr. Zaref received four weeks of vacation per annum pursuant to the terms of his employment agreement.

Payments upon termination. Mr. Zaref’s employment agreement provided that if Mr. Zaref’s employment with us was terminated because of death or disability or cause or if Mr. Zaref voluntarily terminated his employment with us other than for good reason, we would pay or provide to Mr. Zaref all base salary and benefits which accrued through the termination date.

In addition, Mr. Zaref’s employment agreement provided that if Mr. Zaref’s employment was terminated by Mr. Zaref for good reason (which included a material adverse change in the nature and scope of the duties, obligations, rights or powers of Mr. Zaref’s employment, including those resulting from a change in control of the company), or by us other than for cause, we would pay to Mr. Zaref: (a) all base salary and benefits which accrued through the termination date, (b) a one time payment equal to the sum of (i) the base salary payable to Mr. Zaref for the greater of (x) the remaining term of the employment agreement or (y) twelve (12) months (the “Severance Period”), and (ii) an amount equal to the average of the annual bonus amounts received by Mr. Zaref under the employment agreement for the 2 years prior to such termination, and (c) coverage under the employee benefit plans described above until the earlier of the end of the Severance Period or Mr. Zaref’s eligibility to receive similar benefits from a new employer. In addition, the agreement provided that if Mr. Zaref’s employment was terminated by Mr. Zaref for good reason, or by us other than for cause, all stock options and other equity awards granted to Mr. Zaref pursuant to the employment agreement (other than options and awards that vest upon the achievement of performance objectives) were to automatically vest, and remain exercisable for a period of one year after such termination.

Change in Control Provisions

The prospect of a change in control of the Company can cause significant distraction and uncertainty for executive officers and, accordingly, the Committee believes that appropriate change in control provisions in the employment agreements and/or equity awards of our named executive officers are important tools for aligning executives’ interests in change in control scenarios with those of stockholders.  Please see the above summaries of each executive’s employment agreement with us for a discussion of change of control provisions included within their respective agreements.

Tax and Accounting Implications

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits to $1 million the annual tax deduction for compensation paid to each of the chief executive officer and any of the four highest paid other executive officers.  However, compensation that qualifies as performance-based compensation is deductible even in excess of $1 million.  The Board considers these requirements when designing the compensation program for the named executive officers.  The Company believes that the compensation paid to the named executive officers generally is fully deductible for federal income tax purposes.  However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers or for other reasons.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, adding section 409A to the Internal Revenue Code, which changed the tax rules applicable to nonqualified deferred compensation arrangements.  A violation of these new rules could result in the imposition of a 20% federal penalty tax on the affected executives (in addition to possible state penalties as well).  The Company believes it is operating in compliance with the statutory provisions and, through its legal counsel, monitors compliance with section 409A.

Director Compensation for the Fiscal Year Ended December 31, 2009

During our fiscal year ended December 31, 2009, our non-employee directors received cash compensation for their services on our board and will be issued 37,610 restricted stock units valued at $42,500 for their services as board members in 2009.  In 2009, we paid each of our non-employee directors a cash retainer of $22,500 for their service as board members.  In addition, the following board related compensation was paid to our non-executive board members in 2009:

•
Each non-executive member of our board of directors received a board meeting fee of $1,500 for each in-person meeting of our board of directors, and $500 for each telephonic meeting of our board of directors.

•
Each of our non-executive directors who was a member of a committee of our board of directors received a committee meeting fee of $1,000 for each in person committee meeting and $500 for each telephonic committee meeting.

•
The chairs of each of our audit and compensation committees received a cash retainer of $5,000 and the chair of our governance committee received a cash retainer of $2,500.  Members of these committees received cash retainers of $2,000 and $1000 respectively.

In addition, we reimburse directors for travel expenses associated with attendance at Board meetings; during our fiscal year ended December 31, 2009 such expenses were immaterial.

The following table sets forth information concerning director compensation earned by non-employee directors for the 2009 fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation	Total

Jerome Chazen (2)	$64,250	$12,873	$-	$77,123
Lawrence Burstein (3)	$49,500	$4,398	$-	$53,898
Robert Ellin (4)	$37,000	$4,398	$-	$41,398
Mark Dyne (5)	$34,000	$4,398	$147,535	$185,933

(1)  On June 25, 2009, we issued 3,892 shares of common stock to each of our non-employee directors as compensation for their service on our Board prior to such date, with the exception of Mr. Chazen, who received 11,392 shares of common stock for his service as our Chairman.  The compensation in the table reflects the grant date fair value computed in accordance with FASB ASC Topic 718.  We plan to issue 37,610 restricted stock units valued at $42,500 to our non-executive board members for their services as board members in 2009.
(2)  Mr. Chazen held an aggregate of 11,392 stock awards and 50,000 option awards to purchase shares of our common stock as of December 31, 2009.
(3)  Mr. Burstein held an aggregate of 3,892 stock awards and 88,725 option awards to purchase shares of our common stock as of December 31, 2009.
(4)  Mr. Ellin held an aggregate of 3,892 stock awards and no option awards to purchase shares of our common stock as of December 31, 2009.
(5)  Mr. Dyne held an aggregate of 3,892 stock awards and no option awards to purchase shares of our common stock as of December 31, 2009.  Mr. Dyne currently serves as the Chief Executive Officer and Chairman of Europlay Capital Advisors, LLC, a merchant banking and advisory firm.  On July 23, 2009 we retained Europlay Capital Advisors to provide consulting services in relation to our ShopIt service.  Pursuant to the terms of the agreement and as reported as other compensation above, we paid Europlay Capital Advisors an aggregate of $99,135 for its services in 2009 and issued to Europlay Capital Advisors 40,000 shares of our common stock having an aggregate grant date fair value of $48,400.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of Atrinsic’s common stock as of April 15, 2010. The number of shares in the table represents the number of shares of common stock owned by:
•	each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares.  Shares of common stock under warrants or options currently exercisable or exercisable within 60 days of April 15, 2010 are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 15, 2010.  Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

The information presented in this table is based on 20,853,933 shares of our common stock outstanding on April 15, 2010, which excludes 2,741,318 shares held in treasury. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o Atrinsic, Inc., 469 7th Avenue, 10th Floor, New York, NY 10018.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Named Executive Officers and Directors:
Jeffrey Schwartz (1)	59,445	*
Andrew Stollman (2)	882,389	4.2%
Thomas Plotts (3)	31,675	*
Mark Dyne (4)	3,508,620	16.8%
Robert Ellin (5)	1,792,695	8.6%
Raymond Musci (6)	435,821	2.1%
Lawrence Burstein (7)	94,308	*
Jerome Chazen (8)	103,234	*
Stuart Goldfarb	-	-
Burton Katz (9)	444,434	2.1%
Andrew Zaref (10)	-	-
All Named Executive Officers and Directors as a Group (11 persons) (11)	7,352,621	35.3%

5% Shareholders
MPLC Holdings, LLC (3)	2,738,359	13.1%
Trinad Capital Master Fund, Ltd. (5)	1,792,695	8.6%
Destar, LLC (12)	1,237,116	5.9%
Leon G. Cooperman (13)	1,246,700	6.0%
Mercury Fund IX, Ltd (14)	1,084,155	5.2%

* Less than 1% of our outstanding shares

(1)           Includes 3,892 shares of Common Stock and 55,553 shares of Common Stock issuable upon the exercise of options held by Mr. Schwartz.

(2)           Includes 446,324 shares of common stock and 436,065 shares of Common Stock issuable upon the exercise of options held by Mr. Stollman.

(3)           Includes 5,009 shares of Common Stock, 25,000 shares of vested restricted stock units and 1,666 shares of vested restricted stock held by Mr. Plotts.

(4)           Includes 3,892 shares of Common Stock held directly by Mr. Dyne, 2,738,359 shares of Common Stock held by MPLC Holdings, LLC of which Mr. Dyne is
Manager, and 766,369 shares held by Europlay Capital Advisors, LLC, of which Mr. Dyne is the Chief Executive Officer and Chairman.  Mr. Dyne disclaims beneficial ownership of the shares of common stock directly beneficially owned by MPLC Holdings, LLC and Europlay Capital Advisors, LLC except to the extent of his pecuniary interests therein. The address of each of Mr. Dyne, MPLC Holdings, LLC and Europlay Capital Advisors, LLC are 15260 Ventura Boulevard, 20th Floor, Sherman Oaks, CA 91403.

(5)           Trinad Capital Master Fund, Ltd. is the beneficial owner of 1,792,695 shares of Common Stock. Trinad Management, LLC (as the manager of the Trinad Capital Master Fund, Ltd. and Trinad Capital LP) and Robert S. Ellin, the managing director of and portfolio manager for Trinad Management, LLC and the managing director of Trinad Advisors II LLC are deemed the beneficial owners of 1,792,695 shares of the Common Stock held by Trinad Capital Master Fund, Ltd. Trinad Capital LP (as the owner of 84.53% of the shares of Trinad Capital Master Fund, Ltd. as of November 30, 2009) and Trinad Advisors II, LLC (as the general partner of Trinad Capital LP), are each deemed the beneficial owner of 1,515,365 (representing 84.53% of the shares of the 1,792,695 shares of the Common Stock held by Trinad Capital Master Fund, Ltd.). Each of Trinad Management, LLC and Trinad Advisors II, LLC disclaim beneficial ownership of the shares of Common Stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. Robert S. Ellin disclaims beneficial ownership of the shares of Common Stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. except to the extent of his pecuniary interests therein.   Robert S. Ellin has the power to direct the vote and the power to direct the disposition of these shares of common stock. The address of Trinad Management is 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

(6)           Consists of 435,821 shares of Common Stock.

(7)           Includes 14,033 shares of Common Stock and 80,275 shares of Common Stock issuable upon the exercise of options held by Mr. Burstein.

(8)           Includes 53,234 shares of Common Stock and 50,000 shares of Common Stock issuable upon the exercise of options held by Mr. Chazen.

(9)           Consists of 444,434 shares of Common Stock issuable upon the exercise of options held by Mr. Katz.  Mr. Katz resigned from the company on October 6, 2009.

(10)           Mr. Zaref resigned from his position as Chief Financial Officer on December 16, 2009.

(11)           Includes 6,259,628 shares of Common Stock, 1,666 shares of Restricted Common Stock, 25,000 shares of restricted stock units and 1,066,327 shares of Common Stock issuable upon the exercise of options held by our executive officers and directors. See footnotes (1) through (10) above.

(12)           David E. Smith exercises voting and dispositive power over these shares. While Trinad Management, LLC has an economic interest in Destar, LLC, it has no power to vote or dispose of the shares held by Destar, LLC and, accordingly, disclaims beneficial ownership of the shares held by Destar, LLC except to the extent of its pecuniary interest therein. The address of Destar, LLC is 2450 Colorado Avenue, Suite 100, East Tower, Santa Monica, CA 90404.

(13)           Consists of 46,700 shares owned by Mr. Cooperman and 1,200,000 shares held by Watchung Road Associates.  Mr. Cooperman is the general partner of Watchung Road Associates, a limited partnership organized under the laws of the State of New Jersey, and in such capacity has the sole power to vote and dispose of the shares held by Watchung Road Associates.  The address of the principal business office of Mr. Cooperman is 88 Pine Street, Wall Street Plaza, 31st  Floor, New York, NY 10005.  The address of the principal business office of Watchung Road Associates is 820 Morris Turnpike, Short Hills NJ 07078.

(14)           Consists of 1,084,155 shares of Common Stock.  Kevin C. Howe exercises voting and disposition power over such shares on behalf of Mercury Management, L.L.C., the General Partner of Mercury Ventures II, Ltd. ("Mercury Ventures II"), which is the General Partner of Mercury Fund IX, Ltd. ("Mercury IX").  The principal business office of Mercury IX, Mercury Ventures II, Mercury Management and Mr. Howe is 501 Park Lake Drive, McKinney, Texas 75070.

Changes in Control

We do not have any arrangements which may at a subsequent date result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,514,060	$7.28	3,431,966
Equity compensation plans not approved by security holders	677,627	$3.74	--
Total	2,191,687		3,431,966

Material Features of Individual Equity Compensation Plans not Approved by Stockholders

On August 3, 2006, Burton Katz was granted an option to purchase 250,000 shares of common stock of New Motion Mobile, Inc., our wholly-owned subsidiary, at a per share exercise price of $3.40. Subsequent to the exchange transaction in which we acquired New Motion Mobile, Inc., this option entitles Mr. Katz to purchase 363,184 shares of our common stock at a per share exercise price of $2.34. This option is fully vested and is exercisable by Mr. Katz prior to October 5, 2010.

In 2006, we issued Secured Convertible Notes to Scott Walker, our former Chief Executive Officer, and SGE, a corporation owned by Allan Legator, our former Chief Financial Officer.  These Secured Convertible Notes were repaid in full with interest in September 2006.  Pursuant to the terms of the Secured Convertible Notes, on January 26, 2007, Scott Walker was granted a warrant to purchase 14,382 shares of common stock at an exercise price of $3.44 per share and SGE was granted a warrant to purchase 9,152 shares of common stock at an exercise price of $3.44 per share.  The per share fair market value of the company’s common stock on January 26, 2007 was $3.44.

In connection with the company’s Series A, B and D Preferred Stock financings which occurred in late 2006 and early 2007, Sanders Morris Harris, Inc. acted as placement agent.  For its services, the company paid Sanders Morris Harris a cash fee equal to 7.5% of the gross proceeds from the financing and five year warrants to purchase 290,909 shares of common stock at an average exercise price of $5.50 per share, which was equivalent to the average per share valuation of the company for the Series A, B and D Preferred Stock financings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•
in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Mr. Dyne has served as a director of the company since November 11, 2008.  Mr. Dyne currently serves as the Chief Executive Officer and Chairman of Europlay Capital Advisors, LLC, a merchant banking and advisory firm.  Europlay Capital Advisors acted as our non-exclusive financial advisor in connection with our merger with Traffix, Inc., a Delaware corporation, which closed on February 4, 2008.  Europlay Capital Advisors received a fee of $150,000 for its financial advisory and investment banking services which it provided to us during the course of the transaction.  As a result of the merger, Traffix, Inc. became our wholly-owned subsidiary. In addition, we retained Europlay Capital Advisors on July 23, 2009 to provide consulting services in relation to our ShopIt service.  The agreement expired on January 31, 2010.  Pursuant to the terms of the agreement, we paid Europlay Capital Advisors an aggregate of $99,135 for its services and issued to Europlay Capital Advisors 40,000 shares of our common stock.

Transactions with Promoters and Control Persons

Prior to February 12, 2007, MPLC (now called Atrinsic, Inc.) existed as a “shell company” with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On February 12, 2007, we consummated an exchange transaction in which we acquired all of the outstanding ownership interests of New Motion Mobile, Inc. (formerly called New Motion, Inc.), a Delaware corporation from its stockholders in exchange for an aggregate of 500,000 shares of our Series C Preferred Stock. At the closing of the exchange transaction, New Motion Mobile became our wholly owned subsidiary. The exchange transaction was accounted for as a reverse merger (recapitalization) with New Motion Mobile deemed to be the accounting acquirer, and MPLC the legal acquirer.

On October 24, 2006, MPLC and certain of its stockholders entered into a common stock Purchase Agreement with Trinad, pursuant to which MPLC agreed to redeem 23,448,870 shares of common stock (on a pre-reverse stock split basis) from the stockholders and sell an aggregate of 69,750,000 shares of our common stock (on a pre-reverse stock split basis), representing 93% of our issued and outstanding shares of common stock on the closing date, to Trinad in a private placement transaction for aggregate gross proceeds to us of $750,000, $547,720 of which was used for the redemption described above, and $202,280 was used to repay all loans to MPLC from Isaac Kier, a former director and the former president, treasurer and secretary of MPLC.  Mr. Ellin was the former Chief Executive Officer of MPLC, Inc. and resigned from this position on February 12, 2007 upon the closing of the exchange transaction.

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

The following table sets forth fees billed to us by our auditors, KPMG, LLP during fiscal year ending December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Audit Fees (1)	$$375,000	$$285,000
Audit-related fees (2)	$5,000	-
Tax fees (3)	-	-
All other fees	-	-
Total	$$380,000	$$285,000

(1)           Audit fees include the audit of our annual financial statements and review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)           Audit related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under audit fees. No such fees were incurred for fiscal 2008.  Audit related fees incurred in 2009 related to the company’s preparation and filing of its Registration Statement on Form S-8.

(3)           Tax fees consist of tax services for tax compliance and tax preparation plus tax services relating to a study to determine the extent that research and development credits can be claimed on our corporate tax returns.  No such fees were incurred for fiscal 2008 or 2009.

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended December 31, 2009 and December 31, 2008, respectively, our Audit Committee pre-approved 100% of the services described above.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)           Exhibits.
Exhibit Number	Exhibit Title

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atrinsic, Inc.
/s/ Thomas Plotts
By: Thomas Plotts Its: Chief Financial Officer (Interim)
Date: April 30, 2010

POWER OF ATTORNEY

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Schwartz	Chief Executive Officer	April 30, 2010
Jeffrey Schwartz	(Principal Executive Officer)

/s/ Thomas Plotts	Chief Financial Officer (Interim)	April 30, 2010
Thomas Plotts	(Principal Financial and Accounting
Officer)

*	Director	April 30, 2010
Raymond Musci

*	Director	April 30, 2010
Lawrence Burstein

*	Director	April 30, 2010
Robert S. Ellin

*	Director	April 30, 2010
Mark Dyne

*	Director	April 30, 2010
Jerome Chazen

*	Director	April 30, 2010
Stuart Goldfarb

* By:  /s/ Jeffrey Schwartz
 Jeffrey Schwartz
 As Attorney-In-Fact

EXHIBIT INDEX

Exhibit
No.	Title

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.