Form 10-Q
period 2010-03-31
Atrinsic, Inc.
filed 2010-05-12
CIK 1022899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010 or

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
Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No  ☐

As of May 11, 2010, the Company had 20,853,933 shares of Common Stock, $0.01 par value, outstanding, which excludes 2,741,318 shares held in treasury.

Item 1 Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,475	$16,913
Accounts receivable, net of allowance for doubtful accounts of $4,208 and $4,295	9,542	7,985
Income tax receivable	3,609	4,373
Prepaid expenses and other current assets	1,912	2,643

Total Current Assets	27,538	31,914

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $995 and $1,078	3,466	3,553
INTANGIBLE ASSETS, net of accumulated amortization of $4,242 and $8,605	7,080	7,253
INVESTMENTS, ADVANCES AND OTHER ASSETS	1,768	1,878

TOTAL ASSETS	$39,852	$44,598

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$5,074	$6,257
Accrued expenses	9,015	9,584
Deferred revenues and other current liabilities	852	725

Total Current Liabilities	14,941	16,566

DEFERRED TAX LIABILITY, NET	1,715	1,697
OTHER LONG TERM LIABILITIES	908	988

TOTAL LIABILITIES	17,564	19,251

COMMITMENTS AND CONTINGENCIES (see note 12)	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.01, 100,000,000 authorized, 23,586,080 and 23,583,581 shares issued at 2010 and 2009, respectively; and, 20,844,762 and 20,842,263 shares outstanding at 2010 and 2009, respectively.	236	236
Additional paid-in capital	178,772	178,442
Accumulated other comprehensive income (loss)	26	(20)
Common stock, held in treasury, at cost, 2,741,318 shares at 2010 and 2009.	(4,992)	(4,992)
Accumulated deficit	(151,754)	(148,319)

Total Stockholders' Equity	22,288	25,347

TOTAL LIABILITIES AND EQUITY	$39,852	$44,598

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Subscription	$5,982	$6,974
Transactional and Marketing Services	6,218	16,574

REVENUE	12,200	23,548

OPERATING EXPENSES
Cost of media-third party	7,344	15,475
Product and distribution	4,362	2,254
Selling and marketing	950	2,785
General, administrative and other operating	2,440	3,266
Depreciation and amortization	323	1,555

	15,419	25,335

LOSS FROM OPERATIONS	(3,219)	(1,787)

OTHER (INCOME) EXPENSE
Interest income and dividends	(2)	(46)
Interest expense	1	50
Other expense (income)	43	(1)

	42	3

LOSS BEFORE TAXES AND EQUITY IN LOSS OF INVESTEE	(3,261)	(1,790)

INCOME TAXES	64	(670)

EQUITY IN LOSS OF INVESTEE, AFTER TAX	110	85

NET LOSS	(3,435)	(1,205)

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING
INTEREST, AFTER TAX	-	(18)

NET LOSS ATTRIBUTABLE TO ATRINSIC, INC.	$(3,435)	$(1,187)

NET LOSS PER SHARE ATTRIBUTABLE TO ATRINSIC COMMON STOCKHOLDERS
Basic	$(0.16)	$(0.06)
Diluted	$(0.16)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,844,123	20,790,942
Diluted	20,844,123	20,790,942

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(3,435)	$(1,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	15	988
Depreciation and amortization	323	1,555
Stock-based compensation expense	330	341
Deferred income taxes	16	(863)
Net loss attributable to noncontrolling interest	-	(18)
Equity in loss of investee	110	153
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	(1,582)	1,179
Prepaid income tax	781	(225)
Prepaid expenses and other current assets	732	(593)
Accounts payable	(1,182)	3,404
Other, principally accrued expenses	(515)	(5,010)
Net cash used in operating activities	(4,407)	(276)

Cash Flows From Investing Activities
Cash paid to investees	-	(309)
Proceeds from sales of marketable securities	-	4,000
Capital expenditures	(29)	(214)
Net cash (used in) provided by investing activities	(29)	3,477

Cash Flows From Financing Activities
Repayments of notes payable	-	(20)
Purchase of common stock held in treasury	-	(939)
Net cash used in financing activities	-	(959)

Effect of exchange rate changes on cash and cash equivalents	(2)	(6)

Net (Decrease) Increase In Cash and Cash Equivalents	(4,438)	2,236
Cash and Cash Equivalents at Beginning of Year	16,913	20,410
Cash and Cash Equivalents at End of Period	$12,475	$22,646

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$(4)
Cash refunded (paid) for taxes	$727	$(264)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
For the Three Months Ended March 31,
(Dollars in thousands, except per share data)

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Total
	Loss	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity

Balance at January 1, 2010	-	23,583,581	$236	$178,442	$(148,319)	$(20)	2,741,318	$(4,992)	$25,347
Net loss	$(3,435)	-	-	-	(3,435)	-	-	-	(3,435)
Foreign currency translation adjustment	46	-	-	-	-	46	-	-	46
Comprehensive loss	$(3,389)	-	-	-	-	-	-	-	-
Stock based compensation expense	-	2,499	-	330	-	-	-	-	330
Tax shortfall on Stock based compensation	-	-			-	-	-	-	-

Balance at March 31, 2010	-	23,586,080	$236	$178,772	$(151,754)	$26	2,741,318	$(4,992)	$22,288

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2009. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, on Form 10-K filed on March 31, 2010.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts and the associated allowances for refunds and credits, useful lives of property, plant and equipment and intangible assets, fair value of stock options granted, forfeiture rate of equity based compensation grants, probable losses associated with pre-acquisition contingencies, income taxes and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates. Macroeconomic conditions may directly, or indirectly through our business partners and vendors, impact our financial performance and available resources. Such conditions may, in turn, impact the aforementioned estimates and assumptions.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Funding and Management’s Plans

Since the Company’s inception, it has met its liquidity and capital expenditure needs primarily through funds generated from operations, cash acquired through acquisitions and proceeds from sale of common stock.  During the three months ended March 31, 2010, the Company’s cash used in operating activities was approximately $4.4 million.  This was the result of cash used to pay third party media suppliers, employees and consultants, represented by a decrease in accounts payable and accrued expenses, net of prepaid expenses, of approximately $1.0 million and cash used as a result of the increase in accounts receivable of approximately $1.6 million, which was offset by approximately $781,000 decrease in prepaid taxes (of which $727,000 was net cash refunded for taxes).  The Company’s cash used in investing activities during the three months ended March 31, 2010 was approximately $29,000, which resulted from capital expenditures.  As a result, the Company’s cash and cash equivalents at March 31, 2010 decreased $4.4 million to approximately $12.5 million from approximately $16.9 million at December 31, 2009.

The Company believes that its existing cash, cash equivalents, together with cash flows from expected sales of its subscription and transactional marketing services, and other potential sources of cash flows, including income tax refunds of $3.6 million expected to be received in 2010, will be sufficient to enable it to continue its activities for at least 12 months.  However, the Company’s projections of future cash needs and cash flows may differ from actual results.  If current cash and cash equivalents, and cash that may be generated from operations, are insufficient to satisfy the Company’s liquidity requirements, the Company may seek to sell debt or equity securities or to obtain a line of credit.  The sale of additional equity securities or convertible debt could result in dilution to the Company’s stockholders.  The Company currently has no arrangements with respect to additional financing.  The Company can give no assurance that it will generate sufficient revenues in the future to satisfy its liquidity requirements or sustain future operations, that the Company will be able to acquire sufficient quantities of cost effective media, that other subscription and marketing services will not be provided by other companies that will render the Company’s services obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.  If the Company cannot obtain such funds if needed, it would need to curtail or cease some or all of its operations.

Note 2 – Investments and Advances

Investment in The Billing Resource, LLC

 On October 30, 2008, the Company acquired a 36% non-controlling interest in The Billing Resource, LLC (“TBR”). TBR is an aggregator of fixed telephone line billing, providing alternative billing services to the Company and unrelated third parties. The Company contributed $2.2 million in cash on formation, of which, $1.9 million was later distributed by TBR to the Company. The Company also provided an additional $0.9 million of working capital advances in 2009 to support near term growth. As of March 31, 2010, the Company’s net investment in TBR totals $1.3 million and is included in Investments, Advances and Other Assets on the accompanying Condensed Consolidated Balance Sheet.

In addition, the Company has an operating agreement with TBR whereby TBR provides billing services to the Company and its customers. The agreement reflects transactions in the normal course of business and was negotiated on an arm’s length basis.

The Company records its investment in TBR under the equity method of accounting and as such presents its pro-rata share of the equity in earnings and losses of TBR within its quarterly and year end reported results. The Company recorded $ 110,000 and $85,000 as equity in loss for the three months ended March 31, 2010 and 2009, respectively.

Note 3 – Kazaa

Kazaa is a subscription-based music service providing unlimited online access to hundreds of thousands of CD-quality tracks for a monthly fee of approximately $19.98.  Subscribers of this service are signed up for this service on the Internet and are billed monthly to their credit card, mobile phone or landline phone.  Kazaa allows users to download unlimited music files to up to three PCs that the user owns.  Kazaa is owned by Brilliant Digital Entertainment, Inc. (“BDE”), an online distributor of licensed digital content. The Kazaa digital music service is a collaborative arrangement between the Company and BDE and is not conducted in a separate legal entity.

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

Under the Marketing Agreement, the Company is responsible for marketing, promotional, and advertising services in respect of the Kazaa service.  In exchange for these marketing services, the Company is entitled to full recoupment for all pre-approved costs and expenses incurred in connection with the provision of the services plus all other agreed budgeted amounts.

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

 As part of the Agreements, the Company is required to make advance payments and expenditures in respect of certain expenses incurred in order to provide the required services and operate the Kazaa music service.  These advances and expenditures are recoverable on a dollar for dollar basis against current and future revenues.  In addition, BDE has agreed to repay $2.5 million of these advances and expenditures which are not otherwise recovered from Kazaa generated revenues and this repayment obligation has been secured under separate agreement. All advances and expenditures that the Company makes are fully recoupable from the cash flow generated by the Kazaa music service, although there can be no assurance that the future net cash flows from the Kazaa music service will be sufficient to allow us to fully recoup our expenditures.  Similarly, the Company is not obligated to make additional expenditures if more than $5.0 million remains unrecovered or unrecouped by the Company from Kazaa revenues.

In accordance with the Agreements, Atrinsic and BDE will share equally in the “Net Profit” generated by the Kazaa music subscription service only after all of our costs and expenses that we have incurred are fully recouped by us.  For the three months ending March 31, 2010, the Company has presented in its statement of operations, Kazaa revenue of $2.9 million and expenses incurred for the Kazaa music service of $4.4 million, offset by $626,000 of reimbursements from BDE.  As of March 31, 2010, the Company has presented in its balance sheet, an other receivable due from BDE of $1.1 million. Subsequent to March 31, 2010, the Company collected $621,000 of this other receivable.

Note 4 – Fair Value Measurements

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses are believed to approximate fair value due to the short-term maturity of these financial instruments.  The following tables present certain information for our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

	Level I	Level 2	Level 3	Total
March 31, 2010:
Assets:
Cash and cash equivalents	$12,475	$-	$-	$12,475
Liabilities:
Put options	$-	$308	$-	$308

December 31, 2009:
Assets:
Cash and cash equivalents	$16,913	$-	$-	$16,913
Liabilities:
Put options	$-	$267	$-	$267

At March 31, 2010, put option liabilities on our common stock issued in connection with the Shop-It acquisition are included in other current liabilities in our condensed consolidated balance sheets. These were valued using a Black Scholes model using a share price of $0.82, strike price of $2.00, interest rate of 0.38% and maturities ranging from 62 to 122 days.

Note 5 - Concentration of Business and Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable.

Atrinsic is currently utilizing several billing aggregators in order to provide content and billings to the end users of its subscription products. These billing aggregators act as a billing interface between Atrinsic and the carriers that ultimately bill Atrinsic’s end user subscribers. These billing aggregators have not had long operating histories in the U.S. or operations with traditional business models. These companies face a greater business risk in the marketplace, due to a constant evolving business environment that stems from the infancy of the U.S. mobile content industry. In addition, the Company also has customers other than aggregators that represent significant amounts of revenues and accounts receivable.

The table below represents the company’s concentration of business and credit risk by customers and aggregators.

	For The Three Months Ended
	March 31,
	2010	2009

Revenues
Aggregator A	20%	3%
Customer B	10%	6%
Customer C	9%	0%
Other Customers & Aggregators	61%	91%

	As of
	March 31,	December 31,
	2010	2009

Accounts Receivable
Aggregator A	31%	12%
Aggregator D	13%	16%
Customer B	8%	9%
Other Customers & Aggregators	48%	63%

NOTE 6 - Property and Equipment

Property and equipment consists of the following:

	Useful Life	March 31,	December 31,
	in years	2010	2009

Computers and software applications	3	$1,677	$1,874
Leasehold improvements	10	1,833	1,830
Building	40	788	766
Furniture and fixtures	7	163	161
Gross PP&E		4,461	4,631
Less: accumulated depreciation		(995)	(1,078)
Net PP&E		$3,466	$3,553

Depreciation expense for the three months ended March 31, 2010 and 2009 totaled $150,000 and $163,500, respectively, and is recorded on a straight line basis.

Note 7 –Intangibles

The carrying amount and accumulated amortization of intangible assets as of March 31, 2010 and December 31, 2009, respectively, are as follows:

	Useful Life	Gross Book	Accumulated		Net Book
	in Years	Value	Amortization	Impairment	Value

As of March 31, 2010

Indefinite Lived assets
Tradenames		$4,325	$-	$-	$4,325
Domain names		1,298	-	-	1,298

Amortized Intangible Assets
Acquired software technology	3 - 5	2,516	1,683	-	833
Domain names	3	426	369	-	57
Tradenames	9	559	291	-	268
Customer lists	1.5 - 3	1,531	1,412	-	119
Restrictive covenants	5	667	487	-	180

Total		$11,322	$4,242	$-	$7,080

As of December 31, 2009

Indefinite Lived assets
Tradenames		$6,241	$-	$1,916	$4,325
Domain names		1,370	-	72	1,298

Amortized Intangible Assets
Acquired software technology	3 - 5	3,136	1,589	620	927
Domain names	3	550	351	124	75
Licensing	2	580	580	-	-
Tradenames	9	1,320	281	761	278
Customer lists	1.5 - 3	1,618	1,377	87	154
Subscriber database	1	3,956	3,956	-	-
Restrictive covenants	5	1,228	471	561	196

Total		$19,999	$8,605	$4,141	$7,253

Except in the case of a triggering event prior to the fourth quarter of 2010, the Company will perform its annual impairment test on other long lived identifiable intangible assets.

Note 8 - Stock-based compensation

The fair value of share-based awards granted is estimated on the date of grant using the Black-Scholes option pricing model or binominal option model, when appropriate. The key assumptions for these models are expected term, expected volatility, risk-free interest rate, dividend yield and strike price. Many of these assumptions are judgmental and the value of share-based awards is highly sensitive to changes in these assumptions.

2010

Strike Price	$0.75 - $0.91
Expected life	5.6 years
Risk free interest rate	2.34% - 2.36%
Volatility	58% - 59%
Fair market value per share	$0.41 - $0.49

During the three months ended March 31, 2010, the Company granted 1,435,000 stock options and 41,666 restricted stock units to employees. There were no significant forfeitures or exercises of stock options or restricted stock units for the three months ended March 31, 2010.

Stock based compensation expense of $330,000 and $341,000 was recorded for the three months ended March 31, 2010 and 2009, respectively, as follows:

	For the Three Months Ended
	March 31,
	2010	2009

Product and distribution	$16	$45
Selling and marketing	4	-
General and administrative and other operating	310	296

Total	$330	$341

Note 9 – Loss per Share Attributable to Atrinsic, Inc

Basic (loss) earnings per share attributable to Atrinsic, Inc. is computed by dividing reported (loss) earnings by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) earnings per share includes the effect, if any, of the potential issuance of additional shares of common stock as a result of the exercise or conversion of dilutive securities, using the treasury stock method. Potential dilutive securities for the Company include outstanding stock options and warrants.

The computational components of basic and diluted (loss) earnings per share are as follows:

	Three Months Ended
	March 31,
	2010	2009
EPS Denominator:
Basic weighted average shares	20,844,123	20,790,942
Effect of dilutive securities	-	-
Diluted weighted average shares	20,844,123	20,790,942

EPS Numerator (effect on net income):
Net loss attributable to Atrinsic, Inc.	$(3,435)	$(1,187)
Effect of dilutive securities	-	-
Diluted loss attributable to Atrinsic, Inc.	$(3,435)	$(1,187)

Net loss per common share:
Basic weighted average loss attributable to Atrinsic, Inc.	$(0.16)	$(0.06)
Effect of dilutive securities	-	-
Diluted weighted average loss attributable to Atrinsic, Inc.	$(0.16)	$(0.06)

 Common stock underlying outstanding options and convertible securities were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009, because their inclusion would be anti dilutive when applied to the Company’s net loss per share.

Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following shares were excluded from the calculation of diluted earnings per share:

Anti Dilutive EPS Disclosure

	March 31,
	2010	2009

Convertible note payable	-	322,878
Options	3,167,059	2,773,372
Warrants	314,443	314,443
Restricted Shares	9,171	70,280
Restricted Stock Units	316,666	-

The per share exercise prices of the options were $0.48 - $14.00 for the three months ended March 31, 2010 and 2009. The per share exercise prices of the warrants were $3.44 - $5.50 for the three months ended March 31, 2010 and 2009.

Note 10 - Income Taxes

Income tax expense (benefit) before noncontrolling interest and equity in loss of for the three months ended March 31, 2010 and 2009, was $64,000 and ($0.7) million, respectively and reflects an effective tax rate of (2%) and 37%, respectively. The Company has provided a valuation allowance against its deferred tax assets because it is more likely than not that such benefits will not be realized by the Company.

Uncertain Tax Positions
The Company is subject to taxation in the United States for Federal and State, and certain foreign jurisdictions. The Company’s tax years for 2007, 2008 and 2009 are subject to examination by the tax authorities.  In addition, the tax returns for certain acquired entities are also subject to examination. As of March 31, 2010, an estimated liability of $42,000 for uncertain tax positions in Canada is recorded in our Condensed Consolidated Balance Sheets. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations however, cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax to the extent such adjustments relate to acquired entities.  Although the timing or the resolution and/or closure of the audits is highly uncertain, the Company does not believe that its unrecognized tax benefit will materially change in the next twelve months

Note 11- New Accounting Pronouncements

Adopted in 2010

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) which has been superseded by the FASB Codification and included in ASC 810 to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. These revisions to ASC 810 are effective as of January 1, 2010 and the adoption of these revisions to ASC 810 had no impact on our interim results of operations or financial position.

Not Yet Adopted

In October 2009, FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables which has been superseded by the FASB codification and included in ASC 605-25. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

Note 12 - Commitments and Contingencies

On March 10, 2010, Atrinsic received final approval of its settlement to its Class Action proceeding in the State of California in Allen v. Atrinsic, Inc. f/k/a New Motion, Inc., pending in Los Angeles County Superior Court. The settlement covers all of the Company’s mobile products, web sites and advertizing practices through December 2009. All costs of the settlement and defense were accrued for in 2008; therefore this settlement did not impact the Company’s results of operations in 2009 and is not expected to impact the Company’s results of operations in 2010.  Subsequent to March 31, 2010, the Company paid the $1.0 million settlement for the Class Action.

As a result of the State of California Settlement and final approval of the judgment, Atrinsic has filed stays, and will file dispositive motions, in the following actions, which it is either directly named in or has assumed the defense of the following cases: Baker v. Sprint Nextel Corp., Motricity, Inc., and New Motion, Inc. pending in Dade County Superior Court in Florida,  Stewart v New Motion, Inc. and Motricity, Inc., pending in Hennepin County District Court in Minnesota, Rynearson v. Motricty, Inc, pending in King County Superior Court in Washington and Walker v. Motricity, Inc., pending in Alameda County Superior Court in California.  Management has accrued for all probable and estimable related costs of these actions.

In the ordinary course of business, the Company is involved in various disputes, which are routine and incidental to the business and the industry in which it operates. In the opinion of management, the results of such disputes will not have a significant adverse effect on the financial position or the results of operations of the Company. Of approximately $9.0 million in total accrued expenses as of March 31, 2010, $1.8 million is associated with the legal contingencies disclosed above.

Note 13 – Subsequent Events

We have evaluated events subsequent to the balance sheet date through the date of our Form10-Q filing for the quarter ended March 31, 2010 and determined there have not been any material events that have occurred that would require adjustment to or disclosure in our unaudited condensed consolidated financial statements.

Item 2 Management’s Discussion and Analysis

CAUTIONARY STATEMENT

This discussion summarizes the significant factors affecting our condensed consolidated operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2010 and 2009. Except for historical information, the matters discussed in this “Management’s Discussion and Analysis” are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the “forward-looking statements” as a result of, among other things, the factors described under the “Cautionary Statements and Risk Factors” included elsewhere in this report. The information contained in this Form 10-Q, as at and for the three months ended March 31, 2010 and 2009, is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2009 of Atrinsic, Inc. (“we,” “our,” “us”, the “Company,” or “Atrinsic”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in our Annual Report on Form 10-K.

A NOTE CONCERNING PRESENTATION

This Quarterly Report on Form 10-Q contains information concerning Atrinsic, Inc. as it pertains to the periods covered by this report - for the three months ended March 31, 2010 and 2009.

Executive Overview

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

Our premium subscription products, which are marketed directly to consumers, are an important component of the maximization strategy.  By maintaining alternatives to third party offers, we are able to make use of and derive more profit from a larger proportion of acquired Internet traffic and leads generated than would be the case with only third party advertisers’ offerings, since our owned products typically provide a higher effective value for each media impression.

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

Our direct response marketing business principally serves two sets of customers. Corporate clients and third party advertisers use our products and services to enhance their online marketing programs (our transactional and marketing services).  Consumers subscribe to our services to receive premium content on the Internet and on their mobile device (our subscription services). Each of these business activities – transactional and marketing services and subscriptions – may utilize the same originating media or derive a customer from the same source; the difference is reflected in the type of customer billing.  In the case of transactional and marketing services, the billing is generally carried out on a service fee, percentage, or on a performance basis. For subscriptions, the end user (the consumer) is able to access premium content and in return is charged a recurring monthly fee to a credit card, mobile phone, or land-line phone.

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

The principal components of our operating expense are labor, media and media related expenses (including media content costs, lead validation and affiliate compensation), product or content development and royalties or licensing fees, marketing and promotional expense (including sales commissions, customer service and customer retention expense) and corporate general and administrative expense. We consider our operating cost structure to be predominantly variable in nature over a short time horizon, and as a result, we are immediately able to make modifications to our cost structure to what we believe to be increases or decreases in revenue and market trends. This factor is important in monitoring our performance in periods when revenues are increasing or decreasing. In periods where revenues are increasing as a result of improved market conditions, we will make every effort to best utilize existing resources, but there can be no guarantee that we will be able to increase revenues without incurring additional marketing or operating costs and expenses. Conversely, in a period of declining market conditions we are immediately able to reduce certain operating expenses to reduce operating losses. Furthermore, if we perceive a decline in market conditions to be temporary, we may choose to maintain or increase operating expenses for the future maximization of operating results.

As a growing part of our direct-to-consumer business, the Kazaa music service is an important focus for management. The Kazaa digital music service is a collaborative arrangement that we have with Brilliant Digital Entertainment, Inc. (“BDE”), an online distributor of licensed digital content, and is not conducted in a separate legal entity.  On March 26, 2010, we entered into a Marketing Services Agreement (the “Marketing Agreement”) and a Master Services Agreement (the “Services Agreement”) with BDE effective as of July 1, 2009 (collectively, the “Agreements”), relating to the operation and marketing of the Kazaa digital music service.  The Agreements have a term of three years from the effective date, contain provisions for automatic one year renewals, subject to notice of non-renewal by either party, and may only be terminated generally upon a bankruptcy or liquidation event or in the event of an uncured material breach by either party.  In accordance with the Agreements, Atrinsic and BDE will share equally in the “Net Profit” generated by the Kazaa music subscription service after all of our costs and expenses have first been recovered.

Under the Marketing Agreement, we are responsible for marketing, promotional, and advertising services in respect of the Kazaa service.  In exchange for these marketing services, we are entitled to full recoupment for all pre-approved costs and expenses incurred in connection with the provision of the services plus all other agreed budgeted amounts. Pursuant to the Services Agreement, we are to provide services related to the operation of the Kazaa website and service, including billing and collection services and the operation of the Kazaa online storefront.  BDE is obligated to provide certain other services with respect to the service, including licensing the intellectual property underlying the Kazaa service to us, obtaining all licenses to the content offered as part of the service and delivering that content to the subscribers via the service interface.

As part of the Agreements, we are required to make advance payments and expenditures in respect of certain expenses incurred in order to provide the required services and operate the Kazaa music service.  These advances and expenditures are recoverable on a dollar for dollar basis against future revenues. In addition, BDE has agreed to repay $2.5 million of these advances and expenditures which are not otherwise recovered from Kazaa generated revenues and this repayment obligation has been secured under separate agreement.  All advances and expenditures that we make are fully recoupable from the cash flow generated by the Kazaa music service, although there can be no assurance that the future net cash flows from the Kazaa music service will be sufficient to allow us to fully recoup our expenditures.  Similarly, we are not obligated to make additional expenditures if more than $5.0 million remains unrecovered or unrecouped by us from Kazaa revenues.

For the three months ended March 31, 2010, we have recorded Kazaa revenue of $2.9 million and expenses incurred for the Kazaa music service of $4.4 million, offset by $626,000 of reimbursements from BDE.

Business Strategy

To become a leading direct to consumer Internet marketing company, our strategy is to continue to develop a broad marketing and media network that allows us to cost-efficiently acquire consumers for our subscription-based services and for our third-party lead generation activities.  To generate long term value for our stockholders and profitably grow our revenue over time, we are spending on media, product and distribution and marketing expense to acquire customers today so that we can build a substantial subscriber base to generate subscription revenue in the future.  We also must continually develop best in class service offerings for our clients in the area of search related services.

Expand Online Distribution Capabilities: we consider our distribution capabilities as encompassing the various ways we generate Internet traffic by attracting users to various web properties and converting visitors into subscribers and third-party leads.  We employ a multifaceted approach to generating traffic: (i) users may navigate directly to our web properties, (ii) users respond to our email marketing, (iii) we garner users of our promotional and sweepstakes sites, (iv) we attract users to our content sites by offering valuable media and other content, (v) we utilize call center technology in the acquisition process, and (vi) we use search engine optimization and search marketing efforts which attract users to our sites and services on a Pay Per Click basis.  Our strategy is to increase our volume of visitors, subscribers, and third-party leads by improving the reach and widening our breadth of distribution. We expect to do this by increasing our portfolio of web properties and sites, and improving existing, or employing innovative techniques, to source traffic.  We expect that by expanding our online distribution capability, we will lower our customer acquisition costs by improving margins through greater scale.

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

Lead Generation Product Development:  In order to be competitive in the performance marketing areas, companies must de-commoditize the leads they generate.  We are pursuing a number of value enhancing strategies to increase the marketability of our leads to third parties and to increase the conversion of leads into subscribers of our direct-to-consumer subscription services.  These innovations include ad units designed to drive direct telephone calls, where a call center operator will respond instantly to a user’s request for information and, in some instances, transfer the consumer directly to an advertiser.  We also actively increase the value of a consumer inquiry by validating the submission of online information through automated data lookups and validation, or through call center confirmation.  All of these lead value enhancement techniques assist us in increasing the average sales price of leads sold to our advertisers, or improves the conversion of users into subscribers to our direct-to-consumer subscription services and the corresponding increases in Life Time Value that result from more highly qualified subscribers.

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

Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Revenues presented by type of activity are as follows for the three month periods ending March 31, 2010 and 2009:

	For the Three Months Ended		Change	Change
	March 31,		Inc.(Dec.)	Inc.(Dec.)
	2010	2009	$	%

Subscription	$5,982	$6,974	$(992)	-14%
Transactional and Marketing Services	$6,218	$16,574	$(10,356)	-62%

Total Revenues (1)	$12,200	$23,548	$(11,348)	-48%

(1)
As described above, the Company currently aggregates revenues based on the type of user activity monetized. The Company’s objective is to optimize total revenues from the user experience. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Subscriptions and from our Transactional and Marketing Services.

Revenues decreased approximately $11.3 million or 48%, to $12.2 million for the three months ended March 31, 2010, compared to $23.5 million for the three months ended March 31, 2009.

Subscription revenue decreased by approximately $1.0 million, or 14%, to $6.0 million for the three months ended March 31, 2010, compared to $7.0 million for the three months ended March 31, 2009. Subscription revenue for the three months ended March 31, 2010 includes Kazaa revenue of $2.9 million, without which, our subscription revenue would have decreased by $3.9 million. The decrease in subscription revenue was principally attributable to a decrease in the number of billable subscribers during the first quarter of 2010, as compared to the first quarter of 2009.  The year-over-year decrease in subscribers was due primarily to lower customer acquisition rates as a result of an uncertain regulatory environment and changing consumer tastes.  As of March 31, 2010, the Company had approximately 330,000 subscribers across all of its entertainment and lifestyle subscription products, compared to approximately 340,000 subscribers as of December 31, 2009.  During the first quarter of 2010, the Company added approximately 158,000 new subscribers.  More than 50% of these new subscribers were new users of the Kazaa music subscription service.  As of March 31, 2010, the Company estimates that it has approximately 100,000 Kazaa subscribers. During the first quarter of 2010, the Company estimates that its average revenue per user, or “ARPU,” was approximately $6.00, an increase of 27% when compared to the year ago period.  This ARPU represents a blended rate across all of the Company’s subscription products.  The Company expects that due to the higher price point for the Kazaa music service, that the Company’s blended ARPU will increase as the proportion of Kazaa subscribers to total subscribers increases.

Transactional and Marketing services revenue is derived from our online marketing and lead generation activities, which are targeted and measurable online campaigns and programs for marketing partners, corporate advertisers, or their agencies, generating qualified customer leads, online responses and activities, or increased brand recognition. Transactional and Marketing services revenue decreased by approximately $10.4 million or 62% to $6.2 million for the three months ended March 31, 2010 compared to $16.6 million for the three months ended March 31, 2009. The decrease was primarily attributable to the loss of accounts and a reduction in discretionary advertising expenditures by our clients.

Operating Expenses

	For the Three Months Ended		Change	Change
	March 31,		Inc.(Dec.)	Inc.(Dec.)
	2010	2009	$	%
Operating Expenses
Cost of Media – 3rd party	$7,344	$15,475	(8,131)	-53%
Product and distribution	4,362	2,254	2,108	94%
Selling and marketing	950	2,785	(1,835)	-66%
General, administrative and other operating	2,440	3,266	(826)	-25%
Depreciation and Amortization	323	1,555	(1,232)	-79%

Total Operating Expenses	$15,419	$25,335	$(9,916)	-39%

Cost of Media

Cost of Media – 3rd Party decreased by $8.1 million or 53% to $7.3 million for the three months ended March 31, 2010 from $15.5 million for the three months ended March 31, 2009. Cost of Media – 3rd Party includes media purchased for monetization of both transactional and marketing services and subscription revenues. Although the decrease was due to the decline in the related revenue, the Company is actively spending media to acquire new customers to increase its base of subscribers, in particular Kazaa subscribers. The Company added approximately 158,000 new subscribers in the first quarter, over half of which were Kazaa subscribers.  Cost of media for the three months ended March 31, 2010 includes Kazaa-related Cost of Media of $1.5 million.  We expect to recoup these Kazaa cost of media expenses from the future cash flows of the Kazaa music service, although there can be no assurance in this regard.

During the first quarter of 2010, the Company estimates that its subscriber acquisition cost, or “SAC,” was approximately $12.80. This compares to SAC of approximately $13.30 in the year ago period.  SAC is dependent on a number of factors, including prevailing market conditions, the type of media, and the ability of the Company to convert leads into subscribers.  The Company expects that SAC will fluctuate from period to period based on all of these factors and that management will continue to monitor SAC closely to ensure that the Company acquires customers in a cost effective manner.

Product and Distribution

Product and distribution expense increased by $2.1 million or 94% to $4.4 million for the three months ended March 31, 2010 as compared to $2.3 million for the three months ended March 31, 2009. Product and distribution expenses are costs necessary to develop and maintain proprietary content and support and maintain our websites and technology platforms – which drive both our Transactional and Marketing Services and Subscription based revenues. Compared to the year ago period, in the first quarter of 2010, we experienced higher product and distribution expense of $2.3 million as a result of costs incurred to further develop the Kazaa music service and greater royalty and license expense payable to music labels, also associated with Kazaa. We expect to recoup these Kazaa product and distribution expenses from the future cash flows of the Kazaa music service, although there can be no assurance in this regard.  Included in product and distribution cost is stock compensation expense of $16,000 and $45,000 for the three months ended March 31, 2010 and 2009, respectively.

 Selling and Marketing

Selling and marketing expense decreased $1.8 million or 66% to $1.0 million in the three months ended March 31, 2010 as compared to $2.8 million for the three months ended March 31, 2009. The Company’s bad debt expense decreased by approximately $0.9 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in selling and marketing was due mainly to a decrease in salaries and employee related costs. Included in selling and marketing cost is stock compensation expense of $4,000 and $0 for the three months ended March 31, 2010 and 2009 respectively.

General, Administrative and Other Operating

General and administrative expenses decreased by $0.8 million to $2.4 million for the three months ended March 31, 2010 compared to $3.3 million for the three months ended March 31, 2009. The decrease is primarily due to a reduction in workforce and consolidation of office space. Included in general and administrative expense is stock compensation expense of $310,000 and $296,000 for the three months ended March 31, 2010 and 2009 respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.3 million to $0.3 million for the three months ended March 31, 2010 compared to $1.6 million for the three months ended March 31, 2009 principally as a result of the decrease in amortization expense due to the full amortization of a major intangible in 2009.

Loss from Operations

Operating loss increased by $1.4 million or 78% to $3.2 million for the three months ended March 31, 2010, compared to an operating loss of $1.8 million for the three months ended March 31, 2009. The Company’s revenue decreased by 48% with a corresponding decrease in operating expenses of 39%.

Interest Income and Dividends

Interest and dividend income decreased $44,000 to $2,000 for the three months ended March 31, 2010, compared to $46,000 for the three months ended March 31, 2009. The reduction is mainly due to a decrease in the balances of cash and marketable securities at March 31, 2010 compared to March 31, 2009, as well as a reduction in market rate of return on cash and cash equivalents.

Interest Expense

Interest expense was $1,000 for the three months ended March 31, 2010 compared to $50,000 for the three months ended March 31, 2009.

Income Taxes

Income tax expense (benefit), before noncontrolling interest and equity in loss of investee, for the three months ended March 31, 2010 and 2009 was $64,000 and ($0.7) million respectively and reflects an effective tax rate of (2%) and 37% respectively. The Company had a loss before taxes of $3.3 million for the three months ended March 31, 2010 compared to loss before taxes of $1.8 million for the three months ended March 31, 2009. The Company has not provided a valuation allowance against its tax benefits because it is more likely than not that such benefits will be utilized by the Company.

Equity in Loss of Investee

Equity in loss of investee was $110,000 for the three months ended March 31, 2010 compared to $85,000 for the three months ended March 31, 2009. The Equity represents the Company’s 36% interest in The Billing Resource, LLC (TBR). The company acquired its interest in TBR in the 4th Quarter 2008.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest for the three months ended March 31, 2009 was $18,000. This related to our investment in MECC which was dissolved in June 2009.

Net Loss Attributable to Atrinsic, Inc

Net loss increased by $2.2 million to $3.4 million for the three months ended March 31, 2010 as compared to a net loss of $1.2 million for the three months ended March 31, 2009. This increase in loss resulted from the factors described above.

Liquidity and Capital Resources

We continually project anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. As of March 31, 2010, we had cash and cash equivalents of approximately $12.5 million and working capital of approximately $12.6 million. We used approximately $4.4 million in cash for operations for the three months ended March 31, 2010.  This was the result of cash used to pay third party media suppliers, employees and consultants, represented by a decrease in accounts payable and accrued expenses, net of prepaid expenses, of approximately $1.0 million and cash used as a result of the increase in accounts receivable of approximately $1.6 million, which was offset by approximately $781,000 decrease in prepaid taxes (of which $727,000 was net cash refunded for taxes).  We used $29,000 in investing activities. As a result, our cash and cash equivalents at March 31, 2010 decreased $4.4 million to approximately $12.5 million from approximately $16.9 million at December 31, 2009.

We believe that our existing cash, cash equivalents, together with cash flows from expected sales of our subscription and transactional marketing services, and other potential sources of cash flows, including income tax refunds $3.6 million, expected to be received in 2010, will be sufficient to enable us to continue activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results.  If current cash and cash equivalents, and cash that may be generated from operations, are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders.  We currently have no arrangements with respect to additional financing.  We can give no assurance that we will generate sufficient revenues in the future to satisfy our liquidity requirements or sustain future operations, that we will be able to acquire sufficient quantities of cost effective media, that other subscription and marketing services will not be provided by other companies that will render our services obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all.  If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

New Accounting Pronouncements

Adopted in 2010

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) which has been superseded by the FASB Codification and included in ASC 810 to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. These revisions to ASC 810 are effective as of January 1, 2010 and the adoption of these revisions to ASC 810 had no impact on our interim results of operations or financial position.

Not Yet Adopted

In October 2009, FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables which has been superseded by the FASB codification and included in ASC 605-25. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4T. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Members of the our management, including our Chief Executive Officer, Jeffrey Schwartz, and Interim Chief Financial Officer Thomas Plotts, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2010, the end of the period covered by this report. Based upon that evaluation, Messrs. Schwartz and Plotts concluded that our disclosure controls and procedures were effective for the period ended March 31, 2010.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our wholly-owned subsidiary, New Motion Mobile, commenced offering subscription products and services directly to consumers in 2005.  In addition, our merger with Traffix, which is responsible for generating the majority of our Transactional and Marketing revenues, was completed at the beginning of 2008.  Accordingly, we have a limited history of generating revenues, and our future revenue and income generating potential is uncertain and unproven based on our limited operating history. As a result of our short operating history, we have limited financial data that can be used to develop trends and other historical based evaluation methods to project and forecast our business. Any evaluation of our business and the potential prospects derived from such evaluation must be considered in light of our limited operating history and discounted accordingly. Evaluations of our current business model and our future prospects must address the risks and uncertainties encountered by companies in early stages of development, that possess limited operating history, and that are conducting business in new and emerging markets.

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

•	Respond effectively to competitive pressures in order to maintain our market position;
•	Increase brand awareness and consumer recognition to grow our business;
•	Attract and retain qualified management and employees for the expansion of the operating platform;
•	Continue to upgrade our technology and information processing systems to assess marketing results, measure customer satisfaction and remain competitive; and
•	Continue to develop and source high-quality, direct-to-consumer subscription-worthy content that achieves significant market acceptance;

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

We generate a significant portion of our revenues from the sale of our products and services directly to consumers which are billed through aggregators and telephone carriers. We expect that we will continue to bill a significant portion of our revenues through a limited number of aggregators for the foreseeable future, although these aggregators may vary from period to period. In a risk diversification and cost saving effort, we have established a direct billing relationship with a carrier that mitigates a portion of our revenue generation risk as it relates to aggregator dependence; conversely this risk is replaced with internal performance risk regarding our ability to successfully process billable messages directly with the carrier.  Moreover, in an effort to further mitigate such operational risk, we invested a 36% equity stake in a landline telephone aggregator, TBR, to give us more visibility in the billing and collection process associated with subscription services billed to customers of local exchange carriers.

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
•
the potential for concentrations of credit risk embedded in the amounts receivable from the aggregator should any one, or group if aggregators encounter financial difficulties, directly or indirectly, as a result of the current period of slower economic growth affecting the United States; or

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

We depend on third-party Internet and telecommunications providers, over whom we have no control, for the conduct of our subscription business and transactional and marketing business. Interruptions in or the discontinuance of the services provided by one of the providers could have an adverse effect on revenue; and securing alternate sources of these services could significantly increase expenses and cause significant interruption to both our transactional and marketing and subscription businesses.

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

We depend heavily on partners and third-parties to provide us with licensed content including for the Kazaa music service.  We are reliant on such companies to maintain licenses with content providers, including music labels, so that we can deliver services that we are contractually obligated to deliver to our customers.  These companies may not continue to provide services to us without disruption, or maintain licenses with the owners of the delivered content.  In addition to licensed content, we are also reliant on partners and third parties to provide services and to perform other activities which allow us to bill our subscribers.   The costs associated with any transition to a new service or content provider would be substantial, even if a similar partner is available.  Failure of our partners or other third parties to provide content or deliver services have the potential to cause interruptions in the delivery of services, causing a loss of revenue and related gross margins, and the potential loss of customers, all of which could materially and adversely affect our business, results of operations and financial condition.

We may not fully recoup the expenses and other costs we have expended with respect to the Kazaa music service

Under the Marketing Services Agreement and Master Services Agreement we entered into with Brilliant Digital, Inc. (“BDE”), relating to the operation and marketing of the Kazaa digital music service, we are responsible for making advance payments and expenditures in relation to certain expenses incurred in order to provide the required services and operate the Kazaa music service.  The Company is entitled to full recoupment for all pre-approved costs and expenses incurred in connection with the provision of the services plus all other agreed budgeted amounts and these advances and expenditures are recoverable on a dollar for dollar basis against current and future revenues. We are dependent on the future net cash flow of the Kazaa music service to fully recoup the expenditures we have made although BDE has agreed to repay $2.5 million of these advances and expenditures which are not otherwise recovered from Kazaa generated revenues and this repayment obligation has been secured under separate agreement.  There can be no assurance that the future net cash flows from the Kazaa music service will be sufficient to allow us to fully recoup our expenditures, which could materially and adversely affect our financial condition.

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

Companies doing business on the Internet must compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total marketing budgets. Potential customers may be reluctant to devote a significant portion of their marketing budget to Internet advertising or digital marketing if they perceive the Internet to be trending towards a limited or ineffective marketing medium. Any shift in marketing budgets away from Internet advertising spending or digital marketing solutions, could directly, materially and adversely affect our transactional and marketing business, as well as our subscription business, with both having a materially negative impact on our results of operations and financial condition.

All of our revenue is generated, directly or indirectly, through the Internet in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers' websites as well as confirmation and management of mobile services.  This business model may not continue to be effective in the future for various reasons, including the following:

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

We received a notice from NASDAQ that we no longer meet the minimum bid price requirement for continued listing on the NASDAQ Global Market as set forth in NASDAQ’s Marketplace Rule 5450(a)(1), as a result of the bid price of our common stock closing below the required minimum $1.00 per share for 30 consecutive business days.  We have been provided with a customary grace period of 180 calendar days in which to regain compliance with the minimum bid price rule.  If at any time before June 22, 2010, the bid price of our stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written confirmation to us that we have regained compliance. If we do not regain compliance with the bid price rule by June 22, 2010, NASDAQ will notify us that our common stock is subject to delisting from The NASDAQ Global Market. However, we may appeal the delisting determination to a NASDAQ hearing panel and the delisting will be stayed pending the panel's determination. Alternatively, we may apply to transfer the listing of our common stock to the NASDAQ Capital Market if we satisfy all criteria for initial listing on the NASDAQ Capital Market, other than compliance with the minimum bid price requirement. If such application to the NASDAQ Capital Market is approved, then we may be eligible for an additional grace period.

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

Our success depends in part on our ability to effectively manage our existing content. The Web publishers and email list owners that list their unsold leads, data or offers with us are not bound by long-term contracts that ensure us a consistent supply of such information. In addition, Web publishers or email list owners can change the amount of content they make available to us at any time. If a Web publisher or email list owner decides not to make content from its websites, newsletters or email lists available to us, we may not be able to replace this content with content from other Web publishers or email list owners that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers' requests. This would result in lost revenue.

If we are unable to successfully keep pace with the rapid technological changes that may occur in the wireless communication, internet and e-commerce arenas, we could lose customers or advertising inventory and our revenue and results of operations could decline.

To remain competitive, we must continually monitor, enhance and improve the responsiveness, functionality and features of our services, offered both in our subscription and transactional and marketing activities. Wireless network and mobile phone technologies, the Internet and the online commerce industry in general are characterized by rapid innovation and technological change, changes in user and customer requirements and preferences, frequent new product and service introductions requiring new technologies to facilitate commercial delivery, as well as the emergence of new industry standards and practices that could render existing technologies, systems, business methods and/or our products and services obsolete or unmarketable in future fiscal periods. Our success in our business activities will depend, in part, on our ability to license or internally develop leading technologies that address the increasingly sophisticated and varied needs of prospective consumers, and respond to technological advances and emerging industry standards and practices on a timely-cost-effective basis. Website and other proprietary technology development entails significant technical and business risks, including the significant cost and time to complete development, the successful implementation of the application once developed, and time period for which the application will be useful prior to obsolescence. There can be no assurance that we will use internally developed or acquired new technologies effectively or adapt existing websites and operational systems to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adopt and implement new technologies on a timely basis in response to changing market conditions or customer requirements, our business, prospects, financial condition and results of operations could be materially adversely affected.

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

The demand for a portion of our transactional and marketing services may decline due to the proliferation of “spam” and the expanded commercial adoption of software designed to prevent its delivery.

Our business may be adversely affected by the proliferation of "spam" or unwanted internet solicitations. In response to the proliferation of spam, Internet Service Providers ("ISP's") have been adopting technologies, and individual computer users are installing software on their computers that are designed to prevent the delivery of certain Internet advertising, including legitimate solicitations such as those delivered by us. We cannot assure you that the number of ISP's and individual computer users who employ these or other similar technologies and software will not increase, thereby diminishing the efficacy of our transactional and marketing, as well as our subscription service activities. In the case that one or more of these technologies, or software applications, realize continued and/or widely increased adoption, demand for our services could decline in response.

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

 We face intense competition in the sale of our subscription services and transactional and marketing services.

In our subscription service business, which includes the Kazaa music service, and our transactional and marketing services business, we compete primarily on the basis of marketing acquisition cost, brand awareness, consumer penetration and carrier and distribution depth and breadth.  We face numerous competitors, many of whom are much larger than us, who have greater financial and operating resources than we do and who have been operating in our target markets longer than we have.  In the future, likely competitors may include other major media companies, traditional video game publishers, telephone carriers, content aggregators, wireless software providers and other pure-play direct response marketers publishing content and media, and Internet affiliate and network companies.

If we are not as successful as our competitors in executing on our strategy in targeting new markets and increasing customer penetration in existing markets our sales could decline, our margins could be negatively impacted and we could lose market share, any and all of which could materially harm our business prospects, and potentially have a negative impact on our share price.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of March 31, 2010, many of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected.

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

On March 10, 2010, Atrinsic received final approval of its settlement to its Class Action proceeding in the State of California in Allen v. Atrinsic, Inc. f/k/a New Motion, Inc., pending in Los Angeles County Superior Court. The settlement covers all of the Company’s mobile products, web sites and advertizing practices through December 2009. All costs of the settlement and defense were accrued for in 2008; therefore this settlement did not impact the Company’s results of operations in 2009 and is not expected to impact the Company’s results of operations in 2010.  Subsequent to March 31, 2010, the Company paid the $1.0 million settlement for the Class Action.

As a result of the State of California Settlement and final approval of the judgment, Atrinsic has filed stays, and will file dispositive motions, in the following actions, which it is either directly named in or has assumed the defense of the following cases: Baker v. Sprint Nextel Corp., Motricity, Inc., and New Motion, Inc. pending in Dade County Superior Court in Florida,  Stewart v New Motion, Inc. and Motricity, Inc., pending in Hennepin County District Court in Minnesota, Rynearson v. Motricty, Inc, pending in King County Superior Court in Washington and Walker v. Motricity, Inc., pending in Alameda County Superior Court in California.  Management believes that it has accrued for all probable and estimable related costs of these actions.

 We may incur liabilities to tax authorities in excess of amounts that have been accrued which may adversely impact our results of operations and financial condition.

As more fully described in Note 10," Income Taxes" to our condensed consolidated financial statements contained in this Quarterly report on Form 10-Q, we have recorded significant income tax liabilities. The preparation of our condensed consolidated financial statements requires estimates of the amount of income tax that will become payable in each of the jurisdictions in which we operate. We may be challenged by the taxing authorities in these jurisdictions and, in the event that we are not able to successfully defend our position, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

We may continue to be impacted by the affects of the current slowdown of the United States economy.

Our performance is subject to United States economic conditions and its impact on levels of consumer spending.   Consumer spending recently has deteriorated significantly as a result of the current economic situation in the United States and may remain depressed, or be subject to further deterioration for the foreseeable future.  Purchases of our subscription based services as well as our transactional and marketing services have declined in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of spending for our products and services, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers or make sales to new customers on a profitable basis. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy, including the current downturn in the United States which has impacted our business, and which may continue to affect our results of operations..

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
10.1
Employment Agreement by and between Jeffery Schwartz and Atrinsic, Inc. dated January 27, 2010.  Incorporated by reference to the Registrant’s Current Report on Form 10-K (File No. 001-12555) filed with the Commission on March 30, 2010.*

10.2
Employment offer by and between Thomas Plotts and Atrinsic, Inc. dated January 29, 2010.  Incorporated by reference to the Registrant’s Current Report on Form 10-k (File No. 001-12555) filed with the Commission on March 30, 2010.*

10.3	Master Services Agreement between Atrinsic, Inc. and Brilliant Digital Entertainment, Inc. dated March 26, 2010 but effective as of July 1, 2009.
10.4	Marketing Services Agreement between Atrinsic, Inc. and Brilliant Digital Entertainment, Inc. dated March 26, 2010 but effective as of July 1, 2009.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

 * Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 11 , 2010

BY:	/s/ Jeffrey Schwartz	BY:	/s/ Thomas Plotts
Jeffrey Schwartz		Thomas Plotts
Chief Executive Officer		Chief Financial Officer (Interim)
(Principal Financial and Accounting Officer)