Form 10-Q
period 2010-06-30
Atrinsic, Inc.
filed 2010-08-16
CIK 1022899

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010 or

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

________________________________________________________________
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
Yes ☒ No ☐

As of August 16, 2010, the Company had 20,869,215 shares of Common Stock, $0.01 par value, outstanding, which excludes 2,726,036 shares held in treasury.

Item 1 Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCESHEETS
(Dollars in thousands, except per share data)

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,268	$16,913
Accounts receivable, net of allowance for doubtful accounts of $3,940 and $4,295	8,980	7,985
Income tax receivable	3,524	4,373
Prepaid expenses and other current assets	958	2,643

Total Current Assets	20,730	31,914

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,141 and $1,078	3,309	3,553
INTANGIBLE ASSETS, net of accumulated amortization of $3,466 and $8,605	6,907	7,253
INVESTMENTS, ADVANCES AND OTHER ASSETS	1,819	1,878

TOTAL ASSETS	$32,765	$44,598

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4,522	$6,257
Accrued expenses	6,850	9,584
Other current liabilities	698	725

Total Current Liabilities	12,070	16,566

DEFERRED TAX LIABILITY, NET	1,719	1,697
OTHER LONG TERM LIABILITIES	908	988

TOTAL LIABILITIES	14,697	19,251

COMMITMENTS AND CONTINGENCIES (see note 12)	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.01, 100,000,000 authorized, 23,588,579 and 23,583,581 shares issued at June 30, 2010 and 2009, respectively; and, 20,862,543 and 20,842,263 shares outstanding at June 30, 2010 and 2009, respectively.	236	236
Additional paid-in capital	179,057	178,442
Accumulated other comprehensive income (loss)	1	(20)
Common stock, held in treasury, at cost, 2,726,036 and 2,741,318 shares at 2010 and 2009, respectively.	(4,981)	(4,992)
Accumulated deficit	(156,245)	(148,319)

Total Stockholders' Equity	18,068	25,347

TOTAL LIABILITIES AND EQUITY	$32,765	$44,598

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Subscription	$4,991	$4,833	$10,973	$10,210
Transactional and Marketing Services	5,822	12,175	12,040	30,346
NET REVENUE	10,813	17,008	23,013	40,556

OPERATING EXPENSES
Cost of media-third party	6,009	10,472	13,353	25,948
Product and distribution	5,128	2,597	9,489	4,851
Selling and marketing	1,337	2,142	2,287	4,927
General, administrative and other operating	2,503	3,639	4,943	6,905
Depreciation and amortization	324	1,007	647	2,562
	15,301	19,857	30,719	45,193

LOSS FROM OPERATIONS	(4,488)	(2,849)	(7,706)	(4,637)

OTHER (INCOME) EXPENSE
Interest income and dividends	(2)	(16)	(4)	(62)
Interest expense	-	26	1	76
Other (income) expense	(53)	6	(10)	5
	(55)	16	(13)	19

LOSS BEFORE TAXES AND EQUITY IN LOSS OF INVESTEE	(4,433)	(2,865)	(7,693)	(4,656)

INCOME TAXES	109	(930)	173	(1,600)

EQUITY IN (EARNINGS) LOSS OF INVESTEE, AFTER TAX	(50)	(33)	60	52

NET LOSS	(4,492)	(1,902)	(7,926)	(3,108)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, AFTER TAX	-	46	-	28

NET LOSS ATTRIBUTABLE TO ATRINSIC, INC	$(4,492)	$(1,948)	$(7,926)	$(3,136)

NET LOSS PER SHARE ATTRIBUTABLE TO ATRINSIC COMMON STOCKHOLDERS
Basic	$(0.22)	$(0.10)	$(0.38)	$(0.15)
Diluted	$(0.22)	$(0.10)	$(0.38)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,869,210	20,294,869	20,856,736	20,537,557
Diluted	20,869,210	20,294,869	20,856,736	20,537,557

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(7,926)	$(3,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(25)	1,474
Depreciation and amortization	647	2,562
Stock-based compensation expense	635	822
Deferred income taxes	21	(1,661)
Equity in loss of investee	60	81
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	(924)	4,995
Prepaid income tax	856	(326)
Prepaid expenses and other current assets	1,684	(206)
Accounts payable	(1,734)	(185)
Other, principally accrued expenses	(2,887)	(5,120)
Net cash used in operating activities	(9,593)	(672)

Cash Flows From Investing Activities
Cash received from investee	-	1,080
Cash paid to investees	-	(781)
Proceeds from sales of marketable securities	-	4,242
Business combinations	-	(115)
Acquisition of loan receivable	-	(480)
Capital expenditures	(38)	(264)
Net cash (used in) provided by investing activities	(38)	3,682

Cash Flows From Financing Activities
Repayments of notes payable	-	(1,750)
Liquidation of non-controlling interest	-	(288)
Purchase of common stock held in treasury	(9)	(939)
Net cash used in financing activities	(9)	(2,977)

Effect of exchange rate changes on cash and cash equivalents	(5)	(8)

Net (Decrease) Increase In Cash and Cash Equivalents	(9,645)	25
Cash and Cash Equivalents at Beginning of Year	16,913	20,410
Cash and Cash Equivalents at End of Period	$7,268	$20,435

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$-	$68
Cash refunded (paid) for taxes	$705	$264

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
For the Six Months Ended June 30,
(Dollars in thousands, except per share data)

	Comprehensive	Common Stock		Additional Paid-In	(Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total
	Loss	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity

Balance at January 1, 2010	-	23,583,581	$236	$178,442	$(148,319)	$(20)	2,741,318	$(4,992)	$25,347
Net loss	$(7,926)	-	-	-	(7,926)	-	-	-	(7,926)
Foreign currency translation adjustment	21	-	-	-	-	21	-	-	21
Comprehensive loss	$(7,905)	-	-	-	-	-	-	-	-

Stock based compensation expense	-	4,998	-	635	-	-	-	-	635
Treasury stock issued in connection with employee compensation				(20)			(25,000)	20	-
Purchase of common stock, at cost	-				-	-	9,718	(9)	(9)

Balance at June 30, 2010	-	23,588,579	$236	$179,057	$(156,245)	$1	2,726,036	$(4,981)	$18,068

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2009. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, on Form 10-K filed on March 31, 2010.

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

Funding and Management’s Plans

Since the Company’s inception, it has met its liquidity and capital expenditure needs primarily through the proceeds from sales of common stock through equity financing and private placement transactions. During the six months ended June 30, 2010, the Company’s cash used in operating activities was approximately $9.6 million. This was the result of cash used to pay third party media suppliers, employees and consultants, and is represented by a decrease in accounts payable and accrued expenses, net of prepaid expenses, of approximately $2.9 million and cash used as a result of the increase in accounts receivable of approximately $0.9 million, which was offset by approximately $0.9 million decrease in prepaid taxes (of which $0.7 million was net cash refunded for taxes). As a result, the Company’s cash and cash equivalents at June 30, 2010 decreased $9.6 million to approximately $7.3 million from approximately $16.9 million at December 31, 2009.

The Company believes that its existing cash, cash equivalents, together with cash flows from expected sales of its subscription and transactional marketing services, and other potential sources of cash flows, such as a $3.5 million tax receivable, will be sufficient to enable it to continue marketing, production, and distribution activities for at least 12 months.  However, the Company’s projections of future cash needs and cash flows may differ from actual results. If current cash and cash equivalents, and cash that may be generated from operations, are insufficient to satisfy the Company’s liquidity requirements, the Company may seek to sell debt or equity securities or to obtain a line of credit. The sale of additional equity securities or convertible debt could result in dilution to the Company’s stockholders. The Company currently has no arrangements with respect to additional financing. The Company can give no assurance that it will generate sufficient revenues in the future (through sales, license fees, or otherwise) to satisfy its liquidity requirements or sustain future operations, that the Company’s production and distribution capabilities will be adequate, that other subscription and marketing services will not be provided by other companies that will render the Company’s services obsolete, or that other sources of funding would be available, if needed, on favorable terms or at all. If the Company cannot obtain such funds if needed, it would need to curtail or cease some or all of its operations.

Note 2 – Investments and Advances

Investment in The Billing Resource, LLC

 On October 30, 2008, the Company acquired a 36% non-controlling interest in The Billing Resource, LLC (“TBR”). TBR is an aggregator of fixed telephone line billing, providing alternative billing services to the Company and unrelated third parties. The Company contributed $2.2 million in cash on formation, of which, $1.9 million was later distributed by TBR to the Company. The Company also provided an additional $0.9 million of working capital advances in 2009 to support near term growth. As of June 30, 2010, the Company’s net investment in TBR totals $1.3 million and is included in Investments, Advances and Other Assets on the accompanying Condensed Consolidated Balance Sheet.

In addition, the Company has an operating agreement with TBR whereby TBR provides billing services to the Company and its customers. The agreement reflects transactions in the normal course of business and was negotiated on an arm’s length basis.

The Company records its investment in TBR under the equity method of accounting and as such presents its pro-rata share of the equity in earnings and losses of TBR within its quarterly and year end reported results. The Company recorded $60,000 and $52,000 as equity in loss for the six months ended June 30, 2010 and 2009, respectively.

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

Under the Marketing Agreement, the Company is responsible for marketing, promotional, and advertising services in respect of the Kazaa service.  In exchange for these marketing services, the Company is entitled to full recoupment for all pre-approved costs and expenses incurred in connection with the provision of the services plus all other agreed budgeted amounts. The first $2.5 million of these expenses are to be directly reimbursed by BDE and all other expenses beyond this amount are fully recoupable by the Company from the cash flow generated by the Kazaa music service.

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

 As part of the Agreements, the Company is required to make advance payments and expenditures in respect of certain expenses incurred in order to provide the required services and operate the Kazaa music service. These advances and expenditures are recoverable on a dollar for dollar basis against current and future revenues. In addition, BDE has agreed to directly repay the first $2.5 million of these advances and expenditures which are not otherwise recovered from Kazaa generated revenues and this repayment obligation has been secured under separate agreement. As of June 30, 2010, the Company has received the $2.5 million in repayments from BDE.  All advances and expenditures that the Company makes beyond the amount reimbursed by BDE are fully recoupable from the cash flow generated by the Kazaa music service. Although the Company is not obligated to make expenditures in excess of $5.0 million, net of revenue and recouped funds since inception, July 1, 2009, and through June 30, 2010, the Company has contributed $6.2 million net of revenue and recouped funds.

In accordance with the Agreements, Atrinsic and BDE will share equally in the “Net Profit” generated by the Kazaa music subscription service only after all of our costs and expenses that we have incurred are fully recouped by us. For the six months ending June 30, 2010, the Company has presented in its statement of operations, Kazaa revenue of $5.8 million and expenses incurred for the Kazaa music service of $8.9 million, offset by $0.6 million of reimbursements from BDE.

Note 4 – Fair Value Measurements

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses are believed to approximate fair value due to the short-term maturity of these financial instruments.  The following tables present certain information for our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

	Level I	Level 2	Level 3	Total
June 30, 2010:
Assets:
Cash and cash equivalents	$7,268	$-	$-	$7,268
Liabilities:
Put options	$-	$254	$-	$254

December 31, 2009:
Assets:
Cash and cash equivalents	$16,913	$-	$-	$16,913
Liabilities:
Put options	$-	$267	$-	$267

At June 30, 2010, put option liabilities on our common stock issued in connection with the Shop-It acquisition are included in other current liabilities in our condensed consolidated balance sheets. These were valued using a Black Scholes model using a share price of $0.91, strike price of $2.00, interest rate of 0.31% and maturity of 30 days.

Note 5 - Concentration of Business and Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable.

Atrinsic is currently utilizing several billing aggregators in order to provide content and billings to the end users of its subscription products. These billing aggregators act as a billing interface between Atrinsic and the carriers that ultimately bill Atrinsic’s end user subscribers. Some of these billing aggregators have not had long operating histories in the U.S. or operations with traditional business models. In particular mobile billing aggregators face a greater business risk in the marketplace, due to a constant evolving business environment that stems from the infancy of the U.S. mobile content industry. In addition, the Company also has customers other than aggregators that represent significant amounts of revenues and accounts receivable.

The table below represents the company’s concentration of business and credit risk by customers and aggregators.

	For The Six Months Ended
	June 30,
	2010	2009
Revenues
Aggregator A	19%	1%
Customer B	11%	0%
Aggregator C	6%	1%
Other Customers & Aggregators	64%	98%

	As of
	June 30,	December 31,
	2010	2009

Accounts Receivable
Aggregator A	34%	12%
Aggregator D	14%	16%
Customer E	8%	0%
Other Customers & Aggregators	44%	72%

NOTE 6 - Property and Equipment

Property and equipment consists of the following:

	Useful Life	June 30,	December 31,
	in years	2010	2009

Computers and software applications	3	$1,678	$1,874
Leasehold improvements	10	1,832	1,830
Building	40	778	766
Furniture and fixtures	7	162	161
Gross PP&E		4,450	4,631
Less: accumulated depreciation		(1,141)	(1,078)
Net PP&E		$3,309	$3,553

Depreciation expense for the six months ended June 30, 2010 and 2009 totaled $0.3 million and $0.5 million, respectively, and is recorded on a straight line basis.

Note 7 –Intangibles

The carrying amount and accumulated amortization of intangible assets as of June 30, 2010 and December 31, 2009, respectively, are as follows:

	Useful Life	Gross Book	Accumulated		Net Book
	in Years	Value	Amortization	Impairment	Value

As of June 30, 2010

Indefinite Lived assets
Tradenames		$4,325	$-	$-	$4,325
Domain names		1,298	-	-	1,298

Amortized Intangible Assets
Acquired software technology	3 - 5	2,516	1,778	-	738
Domain names	3	426	386	-	40
Tradenames	9	559	301	-	258
Customer lists	3	582	499	-	83
Restrictive covenants	5	667	502	-	165

Total		$10,373	$3,466	$-	$6,907

As of December 31, 2009

Indefinite Lived assets
Tradenames		$6,241	$-	$1,916	$4,325
Domain names		1,370	-	72	1,298

Amortized Intangible Assets
Acquired software technology	3 - 5	3,136	1,589	620	927
Domain names	3	550	351	124	75
Licensing	2	580	580	-	-
Tradenames	9	1,320	281	761	278
Customer lists	1.5 - 3	1,618	1,377	87	154
Subscriber database	1	3,956	3,956	-	-
Restrictive covenants	5	1,228	471	561	196

Total		$19,999	$8,605	$4,141	$7,253

Except in the case of a triggering event prior to the fourth quarter of 2010, the Company will perform its annual impairment test on other long lived identifiable intangible assets at the end of the fourth quarter.

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

2010

Strike Price	$0.75 - $0.91
Expected life	5.6 years
Risk free interest rate	2.18% - 2.36%
Volatility	58% - 59%
Fair market value per share	$0.41 - $0.49

During the six months ended June 30, 2010, the Company granted 1,685,000 stock options and 41,666 restricted stock units to employees. During six months ended June 30, 2010, 25,000 restricted stock units vested and shares of common stock were issued from treasury stock, net of 9,718 shares that were held back by the Company to cover employee taxes on the shares issued. During the six months ended June 30, 2010, 246,560 options were forfeited.

Stock based compensation expense for the three and six months ended June 30, 2010 and 2009, respectively, are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Product and distribution	$5	$61	$21	$106
Selling and marketing	13	-	17	-
General and administrative and other operating	287	421	597	716

Total	$305	$482	$635	$822

Note 9 – Loss per Share Attributable to Atrinsic, Inc.

Basic loss per share attributable to Atrinsic, Inc. is computed by dividing reported loss by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share includes the effect, if any, of the potential issuance of additional shares of common stock as a result of the exercise or conversion of dilutive securities, using the treasury stock method. Potential dilutive securities for the Company include outstanding stock options and warrants.

The computational components of basic and diluted loss per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
EPS Denominator:
Basic weighted average shares	20,869,210	20,294,869	20,856,736	20,537,557
Effect of dilutive securities	-	-	-	-
Diluted weighted average shares	20,869,210	20,294,869	20,856,736	20,537,557

EPS Numerator (effect on net income):
Net loss attributable to Atrinsic, Inc.	$(4,492)	$(1,948)	$(7,926)	$(3,136)
Effect of dilutive securities	-	-	-	-
Diluted loss attributable to Atrinsic, Inc.	$(4,492)	$(1,948)	$(7,926)	$(3,136)

Net loss per common share:
Basic weighted average loss attributable to Atrinsic, Inc.	$(0.22)	$(0.10)	$(0.38)	$(0.15)
Effect of dilutive securities	-	-	-	-
Diluted weighted average loss attributable to Atrinsic, Inc.	$(0.22)	$(0.10)	$(0.38)	$(0.15)

 Common stock underlying outstanding options and convertible securities were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2010 and 2009, because their inclusion would be anti dilutive when applied to the Company’s net loss per share.

Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following shares were excluded from the calculation of diluted earnings per share:

Anti Dilutive EPS Disclosure
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Options	3,315,684	1,919,902	3,315,684	1,919,902
Warrants	314,443	314,443	314,443	314,443
Restricted Shares	6,672	27,781	6,672	27,781
Restricted Stock Units	291,666	750,000	291,666	750,000

The per share exercise prices of the options were $0.48 - $14.00 for the three and six months ended June 30, 2010 and 2009. The per share exercise prices of the warrants were $3.44 - $5.50 for the three and six months ended June 30, 2010 and 2009.

Note 10 - Income Taxes

Income tax expense (benefit) before noncontrolling interest and equity in loss of for the six months ended June 30, 2010 and 2009, was $0.2 million and ($1.6) million, respectively and reflects an effective tax rate of (2%) and 34%, respectively. The Company has provided a valuation allowance against its deferred tax assets because it is more likely than not that such benefits will not be realized by the Company.

Uncertain Tax Positions

The Company is subject to taxation in the United States for Federal and State, and certain foreign jurisdictions. The Company’s tax years for 2007, 2008 and 2009 are subject to examination by the tax authorities.  In addition, the tax returns for certain acquired entities are also subject to examination. As of June 30, 2010, an estimated liability of $42,000 for uncertain tax positions in Canada is recorded in our Condensed Consolidated Balance Sheets. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations however, cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax.    Although the timing or the resolution and/or closure of the audits is highly uncertain, the Company does not believe that its unrecognized tax benefit will materially change in the next twelve months.

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

Note 12 - Commitments and Contingencies

On March 10, 2010, Atrinsic received final approval of its settlement of the Class Action in the case known as Allen v. Atrinsic, Inc. f/k/a New Motion, Inc., formerly pending in Los Angeles County Superior Court.  This national settlement covers all of the Company’s mobile products, web sites and advertising practices through the date the Final Judgment was entered.  All costs of the settlement and defense were accrued for in 2008; therefore this settlement did not impact the Company’s results of operations in 2009 and is not expected to impact the Company’s results of operations in 2010.  In addition to administrative costs and refunds, during the second quarter of 2010, the Company paid the $1.0 million settlement for the Class Action.

Because the terms of the settlement applied nationally, all other consumer class action cases pending against the Company were dismissed without payment of any monies.

In the ordinary course of business, the Company is involved in various disputes, which are routine and incidental to the business and the industry in which it operates. In the opinion of management, the results of such disputes will not have a significant adverse effect on the financial position or the results of operations of the Company. Of approximately $6.9 million in total accrued expenses as of June 30, 2010, $0.7 million is associated with the legal contingencies disclosed above.

Note 13 – Subsequent Events

On August 13, 2010, Jeffrey Schwartz resigned from his position as Chief Executive Officer of the Company and also resigned from the Company’s Board of Directors.  On an interim basis, Andrew Stollman, the Company's President, and Raymond Musci, the Company's Executive Vice President of Corporate Development, will assume the responsibilities formerly associated with Mr. Schwartz's position. No severance was paid to Mr. Schwartz in connection with his resignation, pursuant to his employment agreement with the Company.

We have evaluated events subsequent to the balance sheet date through the date of our Form10-Q filing for the quarter ended June 30, 2010 and determined there have not been any material events that have occurred that would require adjustment to our unaudited condensed consolidated financial statements.

Item 2 Management’s Discussion and Analysis

CAUTIONARY STATEMENT

This discussion summarizes the significant factors affecting our condensed consolidated operating results, financial condition and liquidity and cash flows for the six months ended June 30, 2010 and 2009. Except for historical information, the matters discussed in this “Management’s Discussion and Analysis” are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the “forward-looking statements” as a result of, among other things, the factors described under the “Cautionary Statements and Risk Factors” included elsewhere in this report. The information contained in this Form 10-Q, as at and for the six months ended June 30, 2010 and 2009, is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2009 of Atrinsic, Inc. (“we,” “our,” “us”, the “Company,” or “Atrinsic”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in our Annual Report on Form 10-K.

A NOTE CONCERNING PRESENTATION

This Quarterly Report on Form 10-Q contains information concerning Atrinsic, Inc. as it pertains to the periods covered by this report - for the six months ended June 30, 2010 and 2009.

Executive Overview

We are an Internet focused marketing company. We sell entertainment and lifestyle subscription products direct to consumers which we market through the Internet. We also sell Internet marketing services to our corporate and advertising clients. We have developed our marketing media network, consisting of web sites, proprietary content and licensed media, to attract consumers, corporate partners and advertisers. We believe our marketing media network and proprietary technology allows us to cost-effectively acquire consumers for our products and for our corporate partners and advertisers.

Our premium subscription products, which are marketed directly to consumers, are an important component of our business strategy.  In addition to utilizing our media network to acquire customers for our own products, we may also sell leads to our corporate partners.  By doing so, we can derive more revenue from our  acquired Internet traffic than would be the case with only our internal offerings.  Even if a consumer does not wish to purchase one of our products, we can still monetize that consumer through our corporate partners.

Over an extended period of time, our ability to generate incremental subscription revenues relies on our ability to increase the number of subscribers to our products as well as to improve the Life Time Value (“LTV”) of those subscribers.  In order to increase LTVs, we must improve billing efficiencies and, importantly, enhance the benefits our subscription products provide our customers.  In order to generate incremental revenues through the delivery of our Internet marketing services, we must increase the size of our client base, as well as expand our current relationships. Since we are a performance based search marketing agency, our success is dependent upon our ability to deliver measurable results to our clients.

We combine our direct response capability with an Internet-based customer acquisition model, which allows us to use search engine optimization, paid search and email marketing strategies, to generate Internet traffic at a lower effective cost of acquisition.  Our success at acquiring qualified customers at a low effective cost is due, in part to our portfolio of web properties, content and licensed media. This performance marketing media network ensures a continual base of subscribers to our subscription products, and also generates qualified traffic that is complementary to our third-party advertisers.

Our direct response marketing business principally serves two sets of customers – advertisers and consumers. Advertisers use our products and services to enhance their online marketing programs (our transactional and marketing services).  Consumers subscribe to our services to receive premium content on the Internet and on their mobile device (our subscription services). Each of these business activities – transactional and marketing services and subscriptions – may utilize the same originating media or derive a customer from the same source; the difference is reflected in the type of customer billing.  In the case of transactional and marketing services, the billing is generally carried out on a service fee, percentage, or on a performance basis. For subscriptions, the end user (the consumer) is able to access premium content and in return is charged a recurring monthly fee to a credit card, mobile phone, or land-line phone.

In managing our business, we internally develop marketing programs to match users with our service offerings or with our  advertising clients. Our prospects for growth are dependent on our ability to acquire content in a cost effective manner. Our results may also be impacted by economic conditions and the relative strengths and weakness of the U.S. economy, trends in the online marketing and telecommunications industry, including client spending patterns and increases or decreases in our portfolio of service offerings, including the overall demand for such offerings, competitive and alternative programs and advertising mediums, and risks inherent in our customer database, including customer attrition.

The principal components of our operating expense are labor, media and media related expenses (including media content costs, lead validation and affiliate compensation), product or content development and royalties or licensing fees, marketing and promotional expense (including sales commissions, customer service and customer retention expense) and corporate general and administrative expense. We consider our third party media cost and a portion of our operating cost structure to be predominantly variable in nature over a short time horizon, and as a result, we are immediately able to make modifications to our cost structure to what we believe to be increases or decreases in revenue and market trends. This factor is important in monitoring our performance in periods when revenues are increasing or decreasing. In periods where revenues are increasing as a result of improved market conditions, we will make every effort to best utilize existing resources, but there can be no guarantee that we will be able to increase revenues without incurring additional marketing or operating costs and expenses. Conversely, in a period of declining market conditions we are able to reduce certain operating expenses to reduce operating losses. Furthermore, if we perceive a decline in market conditions to be temporary, we may choose to maintain or increase operating expenses for the future maximization of operating results.

As a growing part of our direct-to-consumer business, the Kazaa music service is an important focus for management. The Kazaa digital music service is offered in conjunction with Brilliant Digital Entertainment, Inc. (“BDE”), an online distributor of licensed digital content.  On March 26, 2010, we entered into a Marketing Services Agreement (the “Marketing Agreement”) and a Master Services Agreement (the “Services Agreement”) with BDE effective as of July 1, 2009 (collectively, the “Agreements”), relating to the operation and marketing of the Kazaa digital music service.  The Agreements have a term of three years from the effective date, contain provisions for automatic one year renewals, subject to notice of non-renewal by either party, and may only be terminated generally upon a bankruptcy or liquidation event or in the event of an uncured material breach by either party.  In accordance with the Agreements, Atrinsic and BDE will share equally in the “Net Profit” generated by the Kazaa music subscription service after all of our costs and expenses have first been recovered.

Under the Marketing Agreement, we are responsible for marketing, promotional, and advertising services in respect of the Kazaa service.  In exchange for these marketing services, we are entitled to full recoupment for all pre-approved costs and expenses incurred in connection with the provision of the services plus all other agreed budgeted amounts. The first $2.5 million of these expenses are to be directly reimbursed by BDE and all other expenses beyond this amount are fully recoupable by us from the cash flow generated by the Kazaa music service.  As of June 30, 2010, the Company has received the $2.5 million in repayments from BDE.  Pursuant to the Services Agreement, we are to provide services related to the operation of the Kazaa website and service, including billing and collection services and the operation of the Kazaa online storefront.  BDE is obligated to provide certain other services with respect to the service, including licensing the intellectual property underlying the Kazaa service to us, obtaining all licenses to the content offered as part of the service and delivering that content to the subscribers via the service interface.

As part of the Agreements, we are required to make advance payments and expenditures in respect of certain expenses incurred in order to provide the required services and operate the Kazaa music service. These advances and expenditures are recoverable on a dollar for dollar basis against future revenues. In addition, BDE has agreed to directly repay the first $2.5 million of these advances and expenditures which are not otherwise recovered from Kazaa generated revenues and this repayment obligation has been secured under separate agreement.  All advances and expenditures that we make beyond the amount reimbursed by BDE are fully recoupable from the cash flow generated by the Kazaa music service. Although we are not obligated to make expenditures in excess of $5.0 million, net of revenue and recouped funds, since inception and through June 30, 2010, we have contributed $6.2 million, net of revenue and recouped funds.

In accordance with the Agreements, for the six months ended June 30, 2010, we have recorded Kazaa revenue of $5.8 million and expenses incurred for the Kazaa music service of $8.9 million, offset by $0.6 million of reimbursements from BDE.

Business Strategy

To become a leading direct to consumer Internet marketing company, our strategy is to continue to develop a broad marketing and media network that allows us to cost-efficiently acquire consumers for our subscription-based services and to deliver marketing services to our advertising clients.  To generate long term value for our stockholders and profitably grow our revenue over time, we are spending on media, product and distribution and marketing expense to acquire customers today so that we can build a substantial subscriber base to generate subscription revenue in the future.  We also must continually develop best in class service offerings for our clients in the area of search related services.

Expand Online Capabilities:  We employ a multifaceted approach to generating Internet traffic for ourselves and for our advertisers: (i) we use search engine optimization and search marketing efforts which attract users to our sites and our advertisers’ sites on a Pay Per Click basis, (ii) users may navigate directly to our web properties, and  (iii) users respond to our email marketing.  Our strategy is to increase our volume of visitors, users and subscribers by improving the cost effectiveness of our customer acquisition. We expect to do this by increasing our portfolio of web properties and sites, and improving existing, or employing innovative techniques, to source traffic.  We expect that by expanding our online distribution capability, we will lower our customer acquisition costs by improving margins through greater scale.

Publish High-Quality, Branded Subscription Content: As a direct to consumer Internet marketing company, we are focused on partnering with companies, and developing proprietary sources of content, for our direct to consumer subscription products.  We believe that publishing a diversified portfolio of the highest quality content, like the Kazaa music service, is important to our business. We intend to continue to develop innovative and sought-after content and intend to continue to devote significant resources to the development of high-quality and innovative products and services

Online Marketing Services: In order to be competitive in the area of online marketing services, particularly in search related marketing services, we must continue to expand our staff and technology capabilities.  Our product offering will not remain competitive if we don’t offer our clients leading edge technology and strategies designed to drive their online sales efforts.  Adding more services revenue will involve prospecting a targeted set of clients who are natural consumers of our services.  Our initiatives include delivering an integrated suite of services, which include search engine marketing services, search engine optimization, display advertising, and affiliate marketing.  Our ability to integrate brand protection and competitive intelligence is a source of differentiation and growth for our existing and new client base.

Lead Validation:   We are pursuing a number of value enhancing strategies to increase the conversion of leads into subscribers of our direct-to-consumer subscription services.  By validating the submission of online information through automated data lookups and validation, we are able to increase the value of a lead or visitor to our web sites.  Such lead value enhancement techniques assist us in improving the conversion of users into subscribers to our direct-to-consumer subscription services and the corresponding increases in LTV that result from more highly qualified subscribers.

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

Technology: Through our use of technology, we attempt to maximize the value we receive from each consumer and deliver to our advertising clients.  On a real-time basis, our technology dynamically analyzes user data, media source, and estimated offer values and progressions to gauge which offer maximizes the value of the media impression.  If the user is “qualified,” we will expose one of our targeted consumer subscription offers.  In the event that the user does not correspond to our internal targeting criteria, the next most profitable third-party offers will be displayed.  In every case, we are continually working on technology to improve targeting capability so as to maximize the value of each media impression.  We also employ proprietary technology which measures, in real time, the effectiveness of our media buying by media source.  This allows us to adjust marketing efforts immediately towards the most effective partners. These tools allow us to be more effective in our media buying, reducing our acquisition costs and improving convertibility and profitability.

Results of Operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Revenues presented by type of activity are as follows for the three month periods ending June 30, 2010 and 2009:

	For the Three Months Ended		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
	2010	2009	$	%

Subscription	$4,991	$4,833	$158	3%
Transactional and Marketing Services	$5,822	$12,175	$(6,353)	-52%

Total Revenues (1)	$10,813	$17,008	$(6,195)	-36%

(1)
As described above, the Company currently aggregates revenues based on the type of user activity monetized. The Company’s objective is to optimize total revenues from the user experience. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Subscriptions and from our Transactional and Marketing Services.

Revenues decreased approximately $6.2 million or 36%, to $10.8 million for the three months ended June 30, 2010, compared to $17.0 million for the three months ended June 30, 2009.

Subscription revenue increased slightly, increasing to $5.0 million for the three months ended June 30, 2010, compared to $4.8 million for the three months ended June 30, 2009. Subscription revenue for the three months ended June 30, 2010 includes Kazaa revenue of $2.9 million, without which, our subscription revenue would have decreased by $2.7 million. The increase in subscription revenue was principally attributable to a significant increase in average revenue per user, or “ARPU,” which increased to approximately $5.41 for the three months ended June 30, 2010, representing a 49% improvement in ARPU compared to the year ago period.  This increase in ARPU is due to the combination of a higher retail price point of the Kazaa music subscription service, relative to our other subscription products, and the greater number of Kazaa subscribers, as a proportion of our total subscriber base.  As of June 30, 2010, the Company had approximately 284,000 subscribers across all of its entertainment and lifestyle subscription products, compared to approximately 340,000 subscribers as of December 31, 2009. During the second quarter of 2010, the Company added approximately 113,000 new subscribers.  More than 50% of these new subscribers were new users of the Kazaa music subscription service. As of June 30, 2010, the Company estimates that it has approximately 86,000 Kazaa subscribers.

Transactional and Marketing services revenue is derived from our online marketing activities, which consist of targeted and measurable online campaigns and programs for marketing partners, and corporate advertisers or their agencies, to generate qualified customer leads, online responses and sales transactions , or increased brand recognition. Transactional and Marketing services revenue decreased by approximately $6.4 million or 52% to $5.8 million for the three months ended June 30, 2010 compared to $12.2 million for the three months ended June 30, 2009. The decrease was primarily attributable to the loss of accounts and a reduction in discretionary advertising expenditures by our clients. During the three months ended June 30, 2010, the Company also took proactive steps to eliminate unprofitable or marginally profitable lead generation activities and marketing programs from its product and services offerings. These steps had the effect of reducing lead generation sales volume, further contributing to the decrease in revenue compared to the year ago period.

Operating Expenses

	For the Three Months Ended		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
	2010	2009	$	%
Operating Expenses
Cost of Media – 3rd party	$6,009	$10,472	(4,463)	-43%
Product and distribution	5,128	2,597	2,531	97%
Selling and marketing	1,337	2,142	(805)	-38%
General, administrative and other operating	2,503	3,639	(1,136)	-31%
Depreciation and Amortization	324	1,007	(683)	-68%

Total Operating Expenses	$15,301	$19,857	$(4,556)	-23%

Cost of Media

Cost of Media – 3rd party decreased by $4.5 million or 43% to $6.0 million for the three months ended June 30, 2010 from $10.5 million for the three months ended June 30, 2009. Cost of Media – 3rd party includes media purchased for monetization of both transactional and marketing services and subscription revenues. Although the decrease in Cost of Media – 3rd party was primarily due to the decline in related revenue, from quarter to quarter, the level of Cost of Media – 3rd party, is also dependent upon the Company’s rate of new subscriber acquisition, which may move independently of revenues. During the quarter ended June 30, 2010, the Company added approximately 113,000 new subscribers, over half of which were Kazaa subscribers. This overall level of subscription-related Cost of Media – 3rd party spend and rate of customer acquisition was not sufficient to replace the Company’s existing subscriber base during the quarter.  Cost of media for the quarter ended June 30, 2010, includes Kazaa-related Cost of Media – 3rd party of $1.3 million. We expect to recoup these Kazaa cost of media expenses from the future cash flows of the Kazaa music service, although there can be no assurance in this regard.

During the second quarter of 2010, the Company estimates that its subscriber acquisition cost, or “SAC,” was approximately $14.08, which reflects an approximate 7% improvement in SAC from the year ago period. SAC is dependent on a number of factors, including prevailing market conditions, the type of media, and the ability of the Company to convert leads into subscribers. The Company expects that SAC will fluctuate from period to period based on all of these factors. Management will continue to monitor SAC closely to ensure that the Company acquires customers in a cost effective manner.

Product and Distribution

Product and distribution expense increased by $2.5 million or 97% to $5.1 million for the three months ended June 30, 2010 as compared to $2.6 million for the three months ended June 30, 2009. Product and distribution expenses are costs necessary to provide licensed content and development and support for our products, websites and technology platforms – which drive both our Transactional and Marketing Service and Subscription-based revenues. Compared to the year ago period, in the second quarter of 2010, we experienced higher product and distribution expenses of $3.2 million as a result of costs incurred to further develop the Kazaa music service and greater royalty and license expense payable to music labels, also associated with Kazaa. We expect to recoup these Kazaa product and distribution expenses from the future cash flows of the Kazaa music service, although there can be no assurance in this regard. Included in product and distribution cost is stock compensation expense of $5,000 and $61,000 for the three months ended June 30, 2010 and 2009, respectively.

 Selling and Marketing

Selling and marketing expense decreased $0.8 million or 38% to $1.3 million in the three months ended June 30, 2010 as compared to $2.1 million for the three months ended June 30, 2009. This decrease in selling and marketing expense was primarily attributable to the Company’s efforts to eliminate unprofitable or marginally profitable lead generation activities and marketing programs from its product and services offerings.  The Company’s bad debt expense, a component of selling and marketing, decreased by approximately $0.5 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease in selling and marketing was also due to a decrease in salaries and employee related costs. Included in selling and marketing cost is stock compensation expense of $13,000 and $0 for the three months ended June 30, 2010 and 2009 respectively.

General, Administrative and Other Operating

General and administrative expenses decreased by $1.1 million to $2.5 million for the three months ended June 30, 2010 compared to $3.6 million for the three months ended June 30, 2009. The decrease is primarily due to a reduction in workforce, and associated savings, a decrease in professional fees and other efforts to reduce the Company’s overall levels of overhead.  The rate of decrease in general, administrative and other operating expense, on a year-over-year basis, is slower than for some other components of operating expenses because of the fixed nature of general and administrative costs, relative to the more variable based costs inherent in other categories of operating expense.  Included in general and administrative expense is stock compensation expense of $0.3 million and $0.4 million for the three months ended June 30, 2010 and 2009 respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.7 million to $0.3 million for the three months ended June 30, 2010 compared to $1.0 million for the three months ended June 30, 2009 principally as a result of the decrease in amortization expense due to the full amortization of a major intangible asset in 2009.

Loss from Operations

Operating loss increased by $1.7 million or 61% to $4.5 million for the three months ended June 30, 2010, compared to an operating loss of $2.8 million for the three months ended June 30, 2009. The Company’s revenue decreased by 36%, with a corresponding decrease in operating expenses of 23%.

Interest Income and Dividends

Interest and dividend income decreased $14,000 to $2,000 for the three months ended June 30, 2010, compared to $16,000 for the three months ended June 30, 2009. The reduction is mainly due to a decrease in the balances of cash and marketable securities at June 30, 2010 compared to June 30, 2009, as well as a reduction in market rate of return on cash and cash equivalents.

Interest Expense

Interest expense was $26,000 for the three months ended June 30, 2009.

Income Taxes

Income tax expense (benefit), before noncontrolling interest and equity in loss of investee, for the three months ended June 30, 2010 and 2009 was $0.1 million and ($0.9) million respectively and reflects an effective tax rate of (2%) and 32% respectively. The Company had a loss before taxes of $4.4 million for the three months ended June 30, 2010 compared to $2.9 million for the three months ended June 30, 2009. The Company has provided a valuation allowance against its tax benefits because it is more likely than not that such benefits will not be utilized by the Company.

Equity in Loss (Earnings) of Investee

Equity in earnings of investee was $50,000 for the three months ended June 30, 2010 compared to $33,000 for the three months ended June 30, 2009. The Equity represents the Company’s 36% interest in The Billing Resource, LLC (TBR). The company acquired its interest in TBR in the 4th Quarter 2008.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest for the three months ended June 30, 2009 was $46,000. This related to our investment in MECC which was dissolved in June 2009.

Net Loss Attributable to Atrinsic, Inc

Net loss increased by $2.6 million to $4.5 million for the three months ended June 30, 2010 as compared to a net loss of $1.9 million for the three months ended June 30, 2009. This increase in loss resulted from the factors described above.

Results of Operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Revenues presented by type of activity are as follows for the six month periods ending June 30, 2010 and 2009:

	For the Six Months Ended		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
	2010	2009	$	%

Subscription	$10,973	$10,210	$763	7%
Transactional and Marketing Services	$12,040	$30,346	$(18,306)	-60%

Total Revenues (1)	$23,013	$40,556	$(17,543)	-43%

(1)
As described above, the Company currently aggregates revenues based on the type of user activity monetized. The Company’s objective is to optimize total revenues from the user experience. Accordingly, this factor should be considered in evaluating the relative revenues generated from our Subscriptions and from our Transactional and Marketing Services.

Revenues decreased approximately $17.5 million or 43%, to $23.0 million for the six months ended June 30, 2010, compared to $40.5 million for the six months ended June 30, 2009.

Subscription revenue increased by approximately $0.8 million, or 7%, to $11.0 million for the six months ended June 30, 2010, compared to $10.2 million for the six months ended June 30, 2009. Subscription revenue for the six months ended June 30, 2010 includes Kazaa revenue of $5.8 million, without which, our subscription revenue would have decreased by $5.1 million. The increase in subscription revenue was principally attributable to a significant increase in average revenue per user, or “ARPU,” which increased to approximately $5.88 for the six months ended June 30, 2010, representing a 34% improvement in ARPU compared to the year ago period.  This increase in ARPU is due to the combination of a higher retail price point of the Kazaa music subscription service, relative to our other subscription products, and the greater number of Kazaa subscribers, as a proportion of our total  subscriber base. As of June 30, 2010, the Company had approximately 284,000 subscribers across all of its entertainment and lifestyle subscription products, compared to approximately 340,000 subscribers as of December 31, 2009.  During the six months ended June 30, 2010, the Company added approximately 271,000 new subscribers. More than 50% of these new subscribers were new users of the Kazaa music subscription service. As of June 30, 2010, the Company estimates that it has approximately 86,000 Kazaa subscribers.

Transactional and Marketing services revenue is derived from our online marketing activities, which consist of targeted and measurable online campaigns and programs for marketing partners, corporate advertisers, or their agencies, to generate qualified customer leads, online responses and sales transactions , or increased brand recognition. Transactional and Marketing services revenue decreased by approximately $18.3 million or 60% to $12.0 million for the six months ended June 30, 2010 compared to $30.3 million for the six months ended June 30, 2009. The decrease was primarily attributable to the loss of accounts and a reduction in discretionary advertising expenditures by our clients. During the second quarter, the Company also took proactive steps to eliminate unprofitable or marginally profitable lead generation activities and marketing programs from its product and services offerings. These steps had the effect of reducing lead generation sales volume, further contributing to the decrease in revenue compared to the year ago period.

Operating Expenses

	For the Six Months Ended		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
	2010	2009	$	%
Operating Expenses
Cost of Media – 3rd party	$13,353	$25,948	(12,595)	-49%
Product and distribution	9,489	4,851	4,638	96%
Selling and marketing	2,287	4,927	(2,640)	-54%
General, administrative and other operating	4,943	6,905	(1,962)	-28%
Depreciation and Amortization	647	2,562	(1,915)	-75%

Total Operating Expenses	$30,719	$45,193	$(14,474)	-32%

Cost of Media

Cost of Media – 3rd party decreased by $12.6 million or 49% to $13.4 million for the six months ended June 30, 2010 from $25.9 million for the six months ended June 30, 2009. Cost of Media – 3rd party includes media purchased for monetization of both transactional and marketing services and subscription revenues. Although the decrease in Cost of Media – 3rd party was primarily due to the decline in related revenue from period to period, the level of Cost of Media – 3rd party, is also dependent upon the Company’s rate of new subscriber acquisition, which may move independently of revenues. During the six months ended June 30, 2010, the Company added approximately 271,000 new subscribers, over half of which were Kazaa subscribers. This overall level of subscription-related Cost of Media – 3rd party spend and rate of customer acquisition was not sufficient to replace the Company’s existing subscriber base during this period. Cost of media for the six months ended June 30, 2010, includes Kazaa-related Cost of Media – 3rd party of $2.7 million. We expect to recoup these Kazaa cost of media expenses from the future cash flows of the Kazaa music service, although there can be no assurance in this regard.

During the first half of 2010, the Company estimates that its subscriber acquisition cost, or “SAC,” was approximately $13.32, which reflects an approximate 5% improvement in SAC from the year ago period. SAC is dependent on a number of factors, including prevailing market conditions, the type of media, and the ability of the Company to convert leads into subscribers. The Company expects that SAC will fluctuate from period to period based on all of these factors. Management will continue to monitor SAC closely to ensure that the Company acquires customers in a cost effective manner.

Product and Distribution

Product and distribution expense increased by $4.6 million or 96% to $9.5 million for the six months ended June 30, 2010 as compared to $4.9 million for the six months ended June 30, 2009. Product and distribution expenses are costs necessary to provide licensed content and development and support for our products, websites and technology platforms – which drive both our Transactional and Marketing Services and Subscription based revenues. Compared to the year ago period, in the first half of 2010, we experienced higher product and distribution expense of $5.5 million as a result of costs incurred to further develop the Kazaa music service and greater royalty and license expense payable to music labels, also associated with Kazaa. We expect to recoup these Kazaa product and distribution expenses from the future cash flows of the Kazaa music service, although there can be no assurance in this regard. The Kazaa costs are offset by a decrease in non Kazaa related labor and professional fees. Included in product and distribution cost is stock compensation expense of $21,000 and $0.1 million for the six months ended June 30, 2010 and 2009, respectively.

 Selling and Marketing

Selling and marketing expense decreased $2.6 million or 54% to $2.3 million in the six months ended June 30, 2010 as compared to $4.9 million for the six months ended June 30, 2009. This decrease in selling and marketing expense was primarily attributable to the Company’s efforts to eliminate unprofitable or marginally profitable lead generation activities and marketing programs from its product and services offerings.  The Company’s bad debt expense, a component of selling and marketing, decreased by approximately $1.5 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in selling and marketing was also due to a decrease in salaries and employee related costs. Included in selling and marketing cost is stock compensation expense of $17,000 and $0 for the six months ended June 30, 2010 and 2009 respectively.

General, Administrative and Other Operating

General and administrative expenses decreased by $2.0 million to $4.9 million for the six months ended June 30, 2010 compared to $6.9 million for the six months ended June 30, 2009. The decrease is primarily due to a reduction in workforce, and associated savings, a decrease in professional fees and other efforts to reduce the Company’s overall levels of overhead.  The rate of decrease in general, administrative and other operating expense, on a year-over-year basis, is slower than for some other components of operating expenses because of fixed nature of general and administrative costs, relative to the more variable based costs inherent in other categories of operating expense. Included in general and administrative expense is stock compensation expense of $0.6 million and $0.7 million for the six months ended June 30, 2010 and 2009 respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.9 million to $0.6 million for the six months ended June 30, 2010 compared to $2.6 million for the six months ended June 30, 2009 principally as a result of the decrease in amortization expense due to the full amortization of a major intangible in 2009.

Loss from Operations

Operating loss increased by $3.1 million or 67% to $7.7 million for the six months ended June 30, 2010, compared to an operating loss of $4.6 million for the six months ended June 30, 2009. The Company’s revenue decreased by 43% with a corresponding decrease in operating expenses of 32%.

Interest Income and Dividends

Interest and dividend income decreased $58,000 to $4,000 for the six months ended June 30, 2010, compared to $62,000 for the six months ended June 30, 2009. The reduction is mainly due to a decrease in the balances of cash and marketable securities at June 30, 2010 compared to June 30, 2009, as well as a reduction in market rate of return on cash and cash equivalents.

Interest Expense

Interest expense was $1,000 for the six months ended June 30, 2010 compared to $76,000 for the six months ended June 30, 2009.

Income Taxes

Income tax expense (benefit), before noncontrolling interest and equity in loss of investee, for the six months ended June 30, 2010 and 2009 was $0.2 million and ($1.6) million respectively and reflects an effective tax rate of (2%) and 34% respectively. The Company had a loss before taxes of $7.7 million for the six months ended June 30, 2010 compared to loss before taxes of $4.7 million for the six months ended June 30, 2009. The Company has provided a valuation allowance against its tax benefits because it is more likely than not that such benefits will not be utilized by the Company.

Equity in Loss of Investee

Equity in loss of investee was $60,000 for the six months ended June 30, 2010 compared to $52,000 for the six months ended June 30, 2009. The Equity represents the Company’s 36% interest in The Billing Resource, LLC (TBR). The company acquired its interest in TBR in the 4th Quarter 2008.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest for the six months ended June 30, 2009 was $28,000. This related to our investment in MECC which was dissolved in June 2009.

Net Loss Attributable to Atrinsic, Inc

Net loss increased by $4.8 million to $7.9 million for the six months ended June 30, 2010 as compared to a net loss of $3.1 million for the six months ended June 30, 2009. This increase in loss resulted from the factors described above.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of approximately $7.3 million and working capital of approximately $8.7 million. We used approximately $9.6 million in cash for operations for the six months ended June 30, 2010.  This was the result of cash used to pay third party media suppliers, employees and consultants, represented by a decrease in accounts payable and accrued expenses, net of prepaid expenses, of approximately $2.9 million and cash used as a result of the increase in accounts receivable of approximately $0.9 million, which was offset by approximately $0.9 million decrease in prepaid taxes (of which $0.7 million was net cash refunded for taxes). As a result, our cash and cash equivalents at June 30, 2010 decreased $9.6 million to approximately $7.3 million from approximately $16.9 million at December 31, 2009.

We believe that our existing cash, cash equivalents, together with cash flows from expected sales of our subscription and transactional marketing services, and other potential sources of cash flows, including income tax refunds $3.5 million will be sufficient to enable us to continue our marketing, production, and distribution activities for at least 12 months.  However, our projections of future cash needs and cash flows may differ from actual results. If current cash and cash equivalents, and cash that may be generated from operations, are insufficient to satisfy our liquidity requirements, we may seek to sell debt or equity securities or to obtain a line of credit.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing. We can give no assurance that we will generate sufficient revenues in the future (through sales, license fees, or otherwise) to satisfy our liquidity requirements or sustain future operations, or that other sources of funding would be available, if needed, on favorable terms or at all. If we cannot obtain such funds if needed, we would need to curtail or cease some or all of our operations.

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

Item 4T. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Members of the our management, including our President, Andrew Stollman and Chief Financial Officer, Thomas Plotts, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2010, the end of the period covered by this report. Based upon that evaluation, Messrs. Stollman and Plotts concluded that our disclosure controls and procedures were effective for the period ended June 30, 2010.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced a significant reduction in revenue and have been using cash to fund operations. If we cannot halt this revenue decline and reduce expenditures we may have to cease operations.

The Company has experienced a significant revenue decline and degradation in business prospects over the past two years, and as a result the Company has used a significant amount of cash to fund its operations.  The Company’s cash and cash equivalents was $7.3 million as of June 30, 2010, which is a $9.6MM decline from the $16.9 million as of December 31, 2009.  If we are unsuccessful at stabilizing or slowing the decline in our revenue, and our associated use of cash to fund operations, or if we cannot raise cash through financing alternatives, then we may need to significantly curtail or cease operations.

Our working capital requirements are significant and we may need to raise cash in the future to fund our working capital requirements.

Our working capital requirements are significant.  In the six months ended June 30, 2010, we used approximately $9.6 million in cash. If our cash flows from operations continue to be less than anticipated or our working capital requirements or capital expenditures are greater than expectations, or if we expand our business by acquiring or investing in additional products or technologies, we will need to secure additional debt or equity financing. In addition to stabilizing and growing our cash flow from operations, we are continually evaluating various financing strategies to be used to expand our business and fund future growth. There can be no assurance that we will be able to improve our cash flow from operations or that additional debt or equity financing will be available on acceptable terms, if at all. The potential inability to obtain additional debt or equity financing, if required, could have a material adverse effect on our operations.

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

We may continue to be impacted by the affects of the current weakness of the United States economy.

Our performance is subject to United States economic conditions and its impact on levels of consumer spending.   Consumer spending recently has deteriorated significantly as a result of the current economic situation in the United States and may remain depressed, or be subject to further deterioration for the foreseeable future.  Purchases of our subscription based services as well as our transactional and marketing services have declined in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of spending for our products and services, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers or make sales to new customers on a profitable basis. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy, including the current downturn in the United States which has impacted our business, and which may continue to affect our results of operations.

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

We depend heavily on several third-party providers of Internet and related telecommunication services, including hosting and co-location facilities, in conducting our business. These companies may not continue to provide services to us without disruptions in service, at the current cost or at all. The costs and time associated with any transition to a new service provider would be substantial, requiring the reengineering of computer systems and telecommunications infrastructure to accommodate a new service provider to allow for a rapid replacement and return to normal network operations. In addition, failure of the Internet and related telecommunications providers to provide the data communications capacity in the time frame required by us could cause interruptions in the services we provide across all of our business activities. In addition to service interruptions arising from third-party service providers, unanticipated problems affecting our proprietary internal computer and telecommunications systems have the potential to occur in future fiscal periods, and could cause interruptions in the delivery of services, causing a loss of revenue and related gross margins, and the potential loss of customers, all of which could materially and adversely affect our business, results of operations and financial condition.

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

We may not fully recoup the expenses and other costs we have expended with respect to the Kazaa music service

Under the Marketing Services Agreement and Master Services Agreement we entered into with Brilliant Digital, Inc. (“BDE”), relating to the operation and marketing of the Kazaa digital music service, we are responsible for marketing, promotional, and advertising services.  In exchange for these marketing services, the Company is entitled to full recoupment for all pre-approved costs and expenses incurred in connection with the provision of the services plus all other agreed budgeted amounts. The first $2.5 million of these expenses are to be directly reimbursed by BDE and all other expenses beyond this amount are fully recoupable by the Company from the cash flow generated by the Kazaa music service. As of June 30, 2010, the Company has received the $2.5 million in repayments from BDE and we are are dependent on the future net cash flow of the Kazaa music service to fully recoup the approximately $6.2 million of advances and expenditures we have made, net of cash received or reimbursed, as of June 30, 2010. There can be no assurance that the future net cash flows from the Kazaa music service will be sufficient to allow us to fully recoup our expenditures, which could materially and adversely affect our financial condition.

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

If the number of companies who purchase online advertising from us does not grow, we will experience difficulty in attracting publishers, and our revenue will decline.

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

We no longer meet the minimum bid price requirement for continued listing on the NASDAQ Global Market and face delisting pending the outcome of an appeal with the NASDAQ Listing Qualification Panel.

On June 23, 2010, we were notified by the NASDAQ Staff that we do not comply with the minimum $1.00 bid price requirement set forth in Listing Rule 5450(a)(1).  As a result, our common stock is subject to delisting from The NASDAQ Stock Market unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).  We requested a hearing and presented our plan to regain compliance at such hearing before the Panel on August 5, 2010.  The delisting continues to be stayed until the Panel issues its decision following the hearing.

Under NASDAQ’s Listing Rules, the Panel may, in its discretion, decide to continue the Company’s listing pursuant to an exception to the Rule for a maximum of 180 calendar days from the date of the Staff’s notification or through December 20, 2010.  However, there can be no assurances that the Panel will do so.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of June 30, 2010, many of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected.

We have been named as a defendant in litigation, either directly, or indirectly, with the outcome of such litigation being unpredictable; a materially adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

As described under the heading “Commitments and Contingencies,” or "Legal Proceedings" in our periodic reports filed pursuant to the Securities Exchange Act of 1934, from time to time we are named as a defendant in litigation matters. The defense of these claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been a named party, whether directly or indirectly, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. A materially adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

 We may incur liabilities to tax authorities in excess of amounts that have been accrued which may adversely impact our results of operations and financial condition.

As more fully described in Note 10," Income Taxes" to our condensed consolidated financial statements contained in this Quarterly report on Form 10-Q, we have recorded significant income tax receivables. In November 2009 Congress passed the Worker Homeownership & Business Assistance Act of 2009 which allows businesses to carryback operating losses for up to 5 years. As a result of this Act the company is able to carryback some of its 2009 taxable loss, resulting in an estimated refund of approximately $2.7 million. Also included in income taxes receivable is a carryback of $0.7 million and our 2007 tax year is currently under examination by the Internal Revenue Service in connection with this receivable. Our remaining tax receivable may be subject to audit by the IRS.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Employment Agreement dated June 30, 2010 by and between Atrinsic, Inc. and Thomas Plotts.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report on Form 10-Q.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 16, 2010

BY:	/s/ Andrew Stollman	BY:	/s/ Thomas Plotts
	Andrew Stollman		Thomas Plotts
	President		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)