Form 10-Q
period 2010-09-30
Atrinsic, Inc.
filed 2010-11-15
CIK 1022899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________
Commission File Number: 001-12555

ATRINSIC, INC

(Exact name of registrant as specified in its charter)
Delaware	06-1390025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

469 7 th Avenue, 10 th Floor, New York, NY 10018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 10, 2010, the Company had 25,077,311 shares of Common Stock, $0.01 par value, outstanding, which excludes 2,726,036 shares held in treasury.

Item 1 Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,249	$16,913
Accounts receivable, net of allowance for doubtful accounts of $2,302 and $4,295	6,678	7,985
Income tax receivable	3,492	4,373
Prepaid expenses and other current assets	878	2,643

Total Current Assets	15,297	31,914

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,297 and $1,078	3,172	3,553
INTANGIBLE ASSETS, net of accumulated amortization of $3,640 and $8,605	6,733	7,253
INVESTMENTS, ADVANCES AND OTHER ASSETS	1,446	1,878

TOTAL ASSETS	$26,648	$44,598

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4,264	$6,257
Accrued expenses	4,125	9,584
Other current liabilities	945	725

Total Current Liabilities	9,334	16,566

DEFERRED TAX LIABILITY, NET	1,735	1,697
OTHER LONG TERM LIABILITIES	906	988

TOTAL LIABILITIES	11,975	19,251

COMMITMENTS AND CONTINGENCIES (see note 12)	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.01, 100,000,000 authorized, 23,621,078 and 23,583,581 shares issued at September 30, 2010 and 2009, respectively; and, 20,895,042 and 20,842,263 shares outstanding at September 30, 2010 and 2009, respectively.	236	236
Additional paid-in capital	179,282	178,442
Accumulated other comprehensive income (loss)	17	(20)
Common stock, held in treasury, at cost, 2,726,036 and 2,741,318 shares at 2010 and 2009, respectively.	(4,981)	(4,992)
Accumulated deficit	(159,881)	(148,319)

Total Stockholders' Equity	14,673	25,347

TOTAL LIABILITIES AND EQUITY	$26,648	$44,598

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Subscription	$4,261	$4,889	$15,234	$15,099
Transactional and Marketing Services	4,916	9,984	16,956	40,330
NET REVENUE	9,177	14,873	32,190	55,429

OPERATING EXPENSES
Cost of media-third party	4,589	9,911	17,943	35,859
Product and distribution	4,396	3,651	13,886	8,502
Selling and marketing	938	2,168	3,225	7,095
General, administrative and other operating	2,597	3,659	7,538	10,563
Depreciation and amortization	325	549	972	3,111
	12,845	19,938	43,564	65,130

LOSS FROM OPERATIONS	(3,668)	(5,065)	(11,374)	(9,701)

OTHER (INCOME) EXPENSE
Interest income and dividends	(4)	(5)	(9)	(67)
Interest expense	1	1	2	76
Other (income) expense	(77)	-	(87)	5
	(80)	(4)	(94)	14

LOSS BEFORE TAXES AND EQUITY IN LOSS OF INVESTEE	(3,588)	(5,061)	(11,280)	(9,715)

INCOME TAXES	35	(2,736)	208	(4,336)

EQUITY IN (EARNINGS) LOSS OF INVESTEE, AFTER TAX	13	61	74	113

NET LOSS	(3,636)	(2,386)	(11,562)	(5,492)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, AFTER TAX	-		-	28

NET LOSS ATTRIBUTABLE TO ATRINSIC, INC	$(3,636)	$(2,386)	$(11,562)	$(5,520)

NET LOSS PER SHARE ATTRIBUTABLE TO ATRINSIC COMMON STOCKHOLDERS
Basic	$(0.17)	$(0.12)	$(0.55)	$(0.27)
Diluted	$(0.17)	$(0.12)	$(0.55)	$(0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,865,096	20,634,558	20,859,554	20,570,326
Diluted	20,865,096	20,634,558	20,859,554	20,570,326

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Nine Months Ended
	September 30,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(11,562)	$(5,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(20)	1,824
Depreciation and amortization	972	3,111
Stock-based compensation expense	860	1,080
Stock for service	-	16
Deferred income taxes	37	(4,640)
Equity in loss of investee	74	186
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	1,310	4,812
Prepaid income tax	896	(11)
Prepaid expenses and other current assets	1,765	1,334
Accounts payable	(1,993)	(237)
Other, principally accrued expenses	(5,306)	(4,330)
Net cash used in operating activities	(12,967)	(2,347)

Cash Flows From Investing Activities
Cash received from investee	360	1,940
Cash paid to investees	-	(914)
Proceeds from sales of marketable securities	-	4,242
Business combinations	-	(1,740)
Acquisition of loan receivable	-	(480)
Capital expenditures	(41)	(675)
Net cash (used in) provided by investing activities	319	2,373

Cash Flows From Financing Activities
Repayments of notes payable	-	(1,750)
Liquidation of non-controlling interest	-	(288)
Return of investment - noncontrolling interest	-	138
Purchase of common stock held in treasury	(9)	(939)
Net cash used in financing activities	(9)	(2,839)

Effect of exchange rate changes on cash and cash equivalents	(7)	(6)

Net (Decrease) Increase In Cash and Cash Equivalents	(12,664)	(2,819)
Cash and Cash Equivalents at Beginning of Year	16,913	20,410
Cash and Cash Equivalents at End of Period	$4,249	$17,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2	$72
Cash (refunded) paid for taxes	$(696)	$284
Non-Cash Transactions:
Extinguishment of loan receivable in connection with business combination	$-	$480
Common stock issued for extinguishment of loan receivable in connection with business combination	$-	$146
Common stock issued in connection with business combination	$-	$575
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
For the Nine Months Ended September 30,
(Dollars in thousands, except per share data)

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Total
	Loss	Shares	Amount	Capital	Deficit)	(Loss)/Income	Shares	Amount	Equity

Balance at January 1, 2010	-	23,583,581	$236	$178,442	$(148,319)	$(20)	2,741,318	$(4,992)	$25,347
Net loss	$(11,562)	-	-	-	(11,562)	-	-	-	(11,562)
Foreign currency translation adjustment	37	-	-	-	-	37	-	-	37
Comprehensive loss	$(11,525)	-	-	-	-	-	-	-	-

Stock based compensation expense	-	37,497	-	860	-	-	-	-	860
Treasury stock issued in connection with employee compensation				(20)			(25,000)	20	-
Purchase of common stock, at cost	-				-	-	9,718	(9)	(9)

Balance at September 30, 2010	-	23,621,078	$236	$179,282	$(159,881)	$17	2,726,036	$(4,981)	$14,673

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2009. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, on Form 10-K filed on March 31, 2010.

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

Funding and Management’s Plans

Since the Company’s inception, it has met its liquidity and capital expenditure needs primarily through the proceeds from sales of common stock through equity financing and private placement transactions. During the nine months ended September 30, 2010, the Company’s cash used in operating activities was $13.0 million, which consisted of a net loss of $11.6 million and a decrease in accounts payable and accrued expenses, net of prepaid expenses, of $5.5 million, which was offset by a $0.9 million decrease in prepaid taxes (of which $0.7 million was net cash refunded for taxes).  As a result, the Company’s cash and cash equivalents at September 30, 2010, after adding back non-cash items, decreased $12.7 million to $4.2 million from $16.9 million at December 31, 2009.  Subsequent to the quarter ended September 30, 2010, the Company received $2.7 million of cash refunds from the IRS relating to its $3.5 million in taxes receivable on its balance sheet as of September 30, 2010.  The cash used in operating activities during the nine months ended September 30, 2010 included expenditures to realign the Company’s business to focus on its direct-to-consumer entertainment and subscription products, including the Kazaa digital music service.  The Company expects that the actions it has taken in the first nine months of the year will allow it to reduce expenditures in the fourth quarter and beyond.

Our working capital requirements are significant. In order to grow its business and meet the Company’s objective of becoming a leading direct-to-consumer music and entertainment subscription business built around the Kazaa brand, the Company will need to raise additional capital in the next twelve months.  The sale of additional equity securities or convertible debt could result in dilution to the Company’s stockholders. The Company currently has no arrangements with respect to additional financing and there is no guaranty funding will be available on favorable terms or at all. If the Company cannot obtain such funds, it will likely need to decrease the rate of growth of its business, including its efforts to become a leading direct-to-consumer music and entertainment subscription business built around the Kazaa brand.
Note 2  –  Investments and Advances

Investment in The Billing Resource, LLC

 On October 30, 2008, the Company acquired a 36% noncontrolling interest in The Billing Resource, LLC (“TBR”). TBR is an aggregator of fixed telephone line billing, providing alternative billing services to the Company and unrelated third parties. The Company contributed $2.2 million in cash on formation, of which, $1.9 million was later distributed by TBR to the Company. The Company also provided an additional $0.9 million of working capital advances in 2009 to support near term growth. As of September 30, 2010, the Company’s net investment in TBR totals $0.9 million and is included in Investments, Advances and Other Assets on the accompanying Condensed Consolidated Balance Sheet.

In addition, the Company has an operating agreement with TBR whereby TBR provides billing services to the Company and its customers. The agreement reflects transactions in the normal course of business and was negotiated on an arm’s length basis.

The Company records its investment in TBR under the equity method of accounting and as such presents its pro-rata share of the equity in earnings and losses of TBR within its quarterly and year end reported results. The Company recorded $74,000 and $113,000 as equity in loss for the nine months ended September 30, 2010 and 2009, respectively.

Note 3  –  Kazaa

Kazaa is a subscription-based digital music service that gives users unlimited access to hundreds of thousands of CD-quality tracks. For a monthly fee users can download unlimited music files and play those files on up to three separate computers and download unlimited ringtones to a mobile phone. Unlike other music services that charge you every time a song is downloaded, Kazaa allows users to listen to and explore as much music as they want for one monthly fee, without having to pay for every track or album. Consumers are billed for this service on a monthly recurring basis through a credit card, landline, or mobile device. Royalties are paid to the rights’ holders for licenses to the music utilized by this digital service.  Atrinsic and Brilliant Digital Entertainment, Inc. (“Brilliant Digital”) jointly offer the Kazaa digital music service pursuant to a Marketing Services Agreement and a Master Services Agreement between the two companies, each entered into effective as of July 1, 2009.

Under the Marketing Services Agreement, Atrinsic is responsible for marketing, promotional, and advertising services in respect of the Kazaa business. Pursuant to the Master Services Agreement, Atrinsic provides services related to the operation of the Kazaa business, including billing and collection services and the operation of the Kazaa online storefront. Brilliant Digital is obligated to provide certain other services with respect to the Kazaa business, including licensing the intellectual property underlying the Kazaa business to Atrinsic, obtaining all licenses to the content offered as part of the Kazaa business and delivering that content to subscribers. As part of the agreements, Atrinsic is required to make advance payments and expenditures of up to $5.0 million in respect of certain expenses incurred in order to operate the Kazaa business. These advances and expenditures are recoverable on a dollar for dollar basis against revenues generated by the business.  Although the Company is not obligated to make expenditures in excess of $5.0 million, net of revenue and recouped funds, since inception on July 1, 2009, and through September 30, 2010, the Company has contributed $7.5 million net of revenue and recouped funds.

The Marketing Services Agreement and Master Services Agreement originally required Brilliant Digital to directly repay the first $2.5 million of these advances and expenditures which are not otherwise recovered from Kazaa generated revenues and this repayment obligation was to be secured under separate agreement. As of September 30, 2010, the Company has received the $2.5 million in repayments from Brilliant Digital.

Also in accordance with the original agreements, Atrinsic and Brilliant Digital were to share equally in the “Net Profit” generated by the Kazaa music subscription service after all of the Company’s costs and expenses have been recouped. For the nine months ending September 30, 2010, the Company has presented in its statement of operations, Kazaa revenue of $8.4 million and expenses incurred for the Kazaa music service of $12.1 million, offset by $0.6 million of reimbursements from Brilliant Digital.

On October 13, 2010, Atrinsic entered into amendments to its existing Marketing Services Agreement and Master Services Agreement with Brilliant Digital and entered into an agreement with Brilliant Digital to acquire all of the assets of Brilliant Digital that relate to its Kazaa subscription based music service business.

Among other things, the amendments extend the term of each of the Marketing Services Agreement and Master Services Agreement from three years to thirty years, provide Atrinsic with an exclusive license to the Kazaa trademark in connection with Atrinsic’s services under the agreements, and modify the Kazaa digital music service profit share payable to Atrinsic under the agreements from 50% to 80%. In addition, the amendments remove Brilliant Digital’s obligation to repay up to $2.5 million of advances and expenditures which are not otherwise recovered from Kazaa generated revenues and remove the $5.0 million cap on expenditures that Atrinsic is required to advance in relation to the operation of the Kazaa business. As consideration for entering into the amendments, Atrinsic issued 4,161,430 shares of its common stock to Brilliant Digital on October 13, 2010.

The amendments to the Marketing Services Agreement and Master Services Agreement are part of a broader transaction between Atrinsic and Brilliant Digital pursuant to which Atrinsic will acquire all of the assets of Brilliant Digital that relate to its Kazaa digital music service business in accordance with the terms of an asset purchase agreement entered into between the parties. The purchase price for the acquired assets includes the issuance by Atrinsic of an additional 7,125,665 shares of its common stock at the closing of the transactions contemplated by the asset purchase agreement as well as the assumption of certain liabilities related to the Kazaa business. The closing of the transactions contemplated by the asset purchase agreement will occur when all of the assets associated with the Kazaa business, including the Kazaa trademark and associated intellectual property, as well as Brilliant Digital’s content management, delivery and customer service platforms, and licenses with third parties, have been transferred to Atrinsic. The closing of the transactions contemplated by the asset purchase agreement is subject to approval by the stockholders of Atrinsic and Brilliant Digital, receipt of all necessary third party consents as well as other customary closing conditions. At the closing of the transactions contemplated by the asset purchase agreement, Atrinsic has agreed to appoint two individuals to be selected by Brilliant Digital to serve on Atrinsic’s Board of Directors. In addition, at the closing, each of the Marketing Services Agreement and Master Services Agreement will terminate.

Note 4  –  Fair Value Measurements

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses are believed to approximate fair value due to the short-term maturity of these financial instruments.  The following table presents certain information for our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:
	Level I	Level 2	Level 3	Total
September 30, 2010:
Assets:
Cash and cash equivalents	$4,249	$-	$-	$4,249
Liabilities:
Put options	$-	$331	$-	$331

December 31, 2009:
Assets:
Cash and cash equivalents	$16,913	$-	$-	$16,913
Liabilities:
Put options	$-	$267	$-	$267

At September 30, 2010, put option liabilities on our common stock issued in connection with the Shop-It acquisition are included in other current liabilities in the Company’s condensed consolidated balance sheets. These options had certain exercise requirements and as of September 30, 2010, the Company had received notices to exercise an aggregate of 216,481 shares underlying options with a share price of $0.47, and a strike price of $2.00, resulting in a liability of $331,000.  Since the exercise notice, and subsequent to quarter end, the Company has negotiated with the holders of the put options to cancel the put options and in exchange, the Company is to pay the put option holders cash, over a six- to nine-month period.

Note 5 -   Concentration of Business and Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable.

Atrinsic is currently utilizing several billing aggregators in order to provide content and billings to the end users of its subscription products. These billing aggregators act as a billing interface between Atrinsic and the carriers that ultimately bill Atrinsic’s end user subscribers. Some of these billing aggregators have not had long operating histories in the U.S. or operations with traditional business models. In particular mobile billing aggregators face a greater business risk in the marketplace, due to a constantly evolving business environment that stems from the infancy of the U.S. mobile content industry. In addition, the Company also has customers other than aggregators that represent significant amounts of revenues and accounts receivable.

The tables below represent the company’s concentration of business and credit risk by customers and aggregators.
	For The Nine Months Ended
	September 30,
	2010	2009

Revenues
Aggregator A	19%	3%
Customer A	13%	0%
Aggregator B	6%	3%
Other Customers & Aggregators	62%	94%

	As of
	September 30,	December 31,
	2010	2009

Accounts Receivable
Aggregator A	44%	12%
Customer A	15%	0%
Aggregator C	6%	9%
Other Customers & Aggregators	35%	79%

  NOTE 6 - Property and Equipment

Property and equipment consists of the following:

	Useful Life	September 30,	December 31,
	in years	2010	2009

Computers and software applications	3	$1,687	$1,874
Leasehold improvements	10	1,833	1,830
Building	40	785	766
Furniture and fixtures	7	164	161
Gross PP&E		4,469	4,631
Less: accumulated depreciation		(1,297)	(1,078)
Net PP&E		$3,172	$3,553

Depreciation expense for the nine months ended September 30, 2010 and 2009 totaled $0.5 million and $0.6 million, respectively, and is recorded on a straight line basis.

Note 7 –Intangibles

The carrying amount and accumulated amortization of intangible assets as of September 30, 2010 and December 31, 2009, respectively, are as follows:
	Useful Life	Gross Book	Accumulated		Net Book
	in Years	Value	Amortization	Impairment	Value

As of September 30, 2010

Indefinite Lived assets
Tradenames		$4,325	$-	$-	4,325
Domain names		1,298	-	-	1,298

Amortized Intangible Assets
Acquired software technology	3 - 5	2,516	1,873	-	643
Domain names	3	426	404	-	22
Tradenames	9	559	310	-	249
Customer lists	3	582	535	-	47
Restrictive covenants	5	667	518	-	149

Total		$10,373	$3,640	$-	6,733

As of December 31, 2009

Indefinite Lived assets
Tradenames		$6,241	$-	$1,916	$4,325
Domain names		1,370	-	72	1,298

Amortized Intangible Assets
Acquired software technology	3 - 5	3,136	1,589	620	927
Domain names	3	550	351	124	75
Licensing	2	580	580	-	-
Tradenames	9	1,320	281	761	278
Customer lists	1.5 - 3	1,618	1,377	87	154
Subscriber database	1	3,956	3,956	-	-
Restrictive covenants	5	1,228	471	561	196

Total		$19,999	$8,605	$4,141	$7,253
Except in the case of a triggering event prior to the fourth quarter of 2010, the Company will perform its annual impairment test on other long lived identifiable intangible assets at the end of the fourth quarter.

Note 8 - Stock-based compensation

The fair value of share-based awards granted is estimated on the date of grant using the Black-Scholes option pricing model or binominal option model, when appropriate. The key assumptions for these models are expected term, expected volatility, risk-free interest rate, dividend yield and strike price. Many of these assumptions are judgmental and the value of share-based awards is highly sensitive to changes in these assumptions.  The following table shows the assumptions used by the Company with respect to the determination of the fair value of share based awards granted during the nine months ended September 30, 2010:
2010

Strike Price	$0.70 - $0.91
Expected life	5.6 years
Risk free interest rate	1.47% - 2.36%
Volatility	58% - 61%
Fair market value per share	$0.17 - $0.49

During the nine months ended September 30, 2010, the Company granted 2,085,000 stock options and 311,155 restricted stock units. During nine months ended September 30, 2010, 41,666 restricted stock units vested and shares of common stock were issued or were reserved for issuance by the Company, net of 9,718 shares that were held back by the Company to cover employee taxes on the shares issued. During the nine months ended September 30, 2010, 1,280,404 options were forfeited.

Stock based compensation expense included in product and distribution, selling and marketing and general and administrative and other operating for the three and nine months ended September 30, 2010 and 2009, respectively, are as follows:
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Product and distribution	$23	$32	$44	$138
Selling and marketing	11	-	28	-
General and administrative and other operating	191	226	788	942

Total	$225	$258	$860	$1,080

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

The computational components of basic and diluted loss per share are as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
EPS Denominator:
Basic weighted average shares	20,865,096	20,634,558	20,859,554	20,570,326
Effect of dilutive securities	-	-	-	-
Diluted weighted average shares	20,865,096	20,634,558	20,859,554	20,570,326

EPS Numerator (effect on net income):
Net loss attributable to Atrinsic, Inc.	$(3,636)	$(2,386)	$(11,562)	$(5,520)
Effect of dilutive securities	-	-	-	-
Diluted loss attributable to Atrinsic, Inc.	$(3,636)	$(2,386)	$(11,562)	$(5,520)

Net loss per common share:
Basic weighted average loss attributable to Atrinsic, Inc.	$(0.17)	$(0.12)	$(0.55)	$(0.27)
Effect of dilutive securities	-	-	-	-
Diluted weighted average loss attributable to Atrinsic, Inc.	$(0.17)	$(0.12)	$(0.55)	$(0.27)

Common stock underlying outstanding options and convertible securities were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2010 and 2009, because their inclusion would be anti-dilutive when applied to the Company’s net loss per share.

Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following shares were excluded from the calculation of diluted earnings per share:
Anti-Dilutive EPS Disclosure
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Options	2,681,840	1,892,123	2,681,840	1,892,123
Warrants	314,443	314,443	314,443	314,443
Restricted Shares	4,173	61,969	34,173	61,969
Restricted Stock Units	544,489	750,000	544,489	750,000

The per share exercise prices of the options were $0.48 - $8.52 for the three and nine months ended September 30, 2010 and 2009. The per share exercise prices of the warrants were $3.44 - $5.50 for the three and nine months ended September 30, 2010 and 2009.

Note 10  - Income Taxes

Income tax expense (benefit) before noncontrolling interest and equity in loss of investee for the nine months ended September 30, 2010 and 2009, was $0.2 million and ($4.3) million, respectively and reflects an effective tax rate of (2%) and 45%, respectively. The Company has provided a valuation allowance against its deferred tax assets because it is more likely than not that such benefits will not be realized by the Company.

Subsequent to the quarter ended September 30, 2010, we received $2.7 million of cash refunds from the IRS relating to our $3.5 million in taxes receivable on our balance sheet as of September 30, 2010.

Uncertain Tax Positions

The Company is subject to taxation in the United States at Federal and State levels and is also subject to taxation in certain foreign jurisdictions. The Company’s tax years for 2007, 2008 and 2009 are subject to examination by the tax authorities.  In addition, the tax returns for certain acquired entities are also subject to examination. As of September 30, 2010, an estimated liability of $42,000 for uncertain tax positions in Canada is recorded in our Condensed Consolidated Balance Sheets. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations, however, cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax.  Although the timing or the resolution and/or closure of the audits is highly uncertain, the Company does not believe that its unrecognized tax benefit will materially change in the next twelve months.

Note 11- New Accounting Pronouncements

Adopted in 2010

In September 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) which has been superseded by the FASB Codification and included in ASC 810 to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. These revisions to ASC 810 are effective as of January 1, 2010 and the adoption of these revisions to ASC 810 had no impact on our interim results of operations or financial position.

Not Yet Adopted

In October 2009, FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables which has been superseded by the FASB codification and included in ASC 605-25. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

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

In the ordinary course of business, the Company is involved in various disputes, which are routine and incidental to the business and the industry in which it operates. In the opinion of management, the results of such disputes will not have a significant adverse effect on the financial position or the results of operations of the Company. Of the approximately $5.3 million in total accrued expenses as of September 30, 2010, $0.3 million is associated with the legal contingencies disclosed above.

Note 13 – Subsequent Events

On October 13, 2010, Atrinsic entered into amendments to its existing Marketing Services Agreement and Master Services Agreement with Brilliant Digital and entered into an agreement with Brilliant Digital and Altnet, Inc., a wholly-owned subsidiary of Brilliant Digital, to acquire all of the assets of Brilliant Digital that relate to its Kazaa subscription based music service business.

The Marketing Services Agreement and Master Services Agreement govern the operation of Brilliant Digital’s Kazaa subscription based music service business which is jointly operated by the Company and Brilliant Digital. Under the Marketing Services Agreement, Atrinsic is responsible for marketing, promotional, and advertising services in respect of the Kazaa business. Pursuant to the Master Services Agreement, Atrinsic provides services related to the operation of the Kazaa business, including billing and collection services and the operation of the Kazaa online storefront. Brilliant Digital is obligated to provide certain other services with respect to the Kazaa business, including licensing the intellectual property underlying the Kazaa business to Atrinsic, obtaining all licenses to the content offered as part of the Kazaa business and delivering that content to subscribers. As part of the agreements, Atrinsic is required to make advance payments and expenditures in respect of certain expenses incurred in order to operate the Kazaa business. These advances and expenditures are recoverable on a dollar for dollar basis against revenues generated by the business.

Among other things, the amendments extend the term of each of the Marketing Services Agreement and Master Services Agreement from three years to thirty years, provide Atrinsic with an exclusive license to the Kazaa trademark in connection with Atrinsic’s services under the agreements, and modify the Kazaa digital music service profit share payable to Atrinsic under the agreements from 50% to 80%. In addition, the amendments remove Brilliant Digital’s obligation to repay up to $2.5 million of advances and expenditures which are not otherwise recovered from Kazaa generated revenues and remove the cap on expenditures that Atrinsic is required to advance in relation to the operation of the Kazaa business. As consideration for entering into the amendments, Atrinsic issued 4,161,430 shares of its common stock to Brilliant Digital subsequent to September 30, 2010.

The amendments to the Marketing Services Agreement and Master Services Agreement are part of a broader transaction between Atrinsic and Brilliant Digital pursuant to which Atrinsic will acquire all of the assets of BDE that relate to its Kazaa digital music service business in accordance with the terms of an asset purchase agreement entered into between the parties on October 13, 2010. The purchase price for the acquired assets includes the issuance by Atrinsic of an additional 7,125,665 shares of its common stock at the closing of the transactions contemplated by the asset purchase agreement as well as the assumption of certain liabilities related to the Kazaa business. The closing of the transactions contemplated by the asset purchase agreement will occur when all of the assets associated with the Kazaa business, including the Kazaa trademark and associated intellectual property, as well as Brilliant Digital’s content management, delivery and customer service platforms, and licenses with third parties, have been transferred to Atrinsic. The closing of the transactions contemplated by the asset purchase agreement is subject to approval by the stockholders of Atrinsic and Brilliant Digital, receipt of all necessary third party consents as well as other customary closing conditions. At the closing of the transactions contemplated by the asset purchase agreement, Atrinsic has agreed to appoint two individuals to be selected by Brilliant Digital to serve on Atrinsic’s Board of Directors. In addition, at the closing, each of the Marketing Services Agreement and Master Services Agreement will terminate.

Subsequent to the quarter ended September 30, 2010, the Company received $2.7 million of cash refunds from the IRS relating to its $3.5 million in taxes receivable on the Company’s balance sheet as of September 30, 2010.

On November 1, 2010, the Company received notice of final award from an arbitration panel relating to a Statement of Claim in an arbitration action against a past aggregator for amounts the Company believes are outstanding under a past aggregation agreement, plus fees and other costs.  The terms of the award are confidential, but it is expected that the Company will reflect a gain on legal settlement of approximately $1.0 million in the fourth quarter of 2010.

In connection with the Company’s announcement to purchase the assets of the Kazaa digital music service, on November 10, 2010 the Company approved a restructuring plan to reorganize its existing operations and also the Kazaa operations that Brilliant Digital is engaged in to rapidly reduce certain expenditures and to improve product development and sales and customer acquisition outcomes for the Kazaa digital music service, and for Atrinsic in general.  The restructuring involves the consolidation of all of the Company’s activities in New York and includes the closure of the Company’s Canadian technology facility and the retrenchment of approximately 40 employees and the intended disposition or reallocation of fixed assets at that location.  In addition, all of Brilliant Digital’s Kazaa development, backend and marketing operations, currently located in Sydney, Australia and Los Angeles, California will transition functions and activities to personnel in New York.  Approximately 30 employees or contractors will be affected by this reduction and transfer of activities.  It is expected that the bulk of the consolidation process to the Company’s headquarters in New York will be completed by the end of the fourth quarter, and that the reorganization will be fully complete by the end of the first quarter. The Company expects to take a charge of approximately $1.1 million in the fourth quarter to account for costs associated with the restructuring’s exit and disposal activities that it has identified and can reasonably estimate. The restructuring costs include termination benefits for involuntarily terminated employees.  The restructuring charge also includes costs to consolidate and close facilities and to relocate certain employees.  The Company expects that the exit activities and restructuring will be completed by the end of the first quarter.

The Company has evaluated events subsequent to the balance sheet date through the date of its Form10-Q filing for the quarter ended September 30, 2010 and determined there have not been any material events that have occurred that would require adjustment to its unaudited condensed consolidated financial statements.

Item 2 Management’s Discussion and Analysis

CAUTIONARY STATEMENT

This discussion summarizes the significant factors affecting our condensed consolidated operating results, financial condition and liquidity and cash flows for the nine months ended September 30, 2010 and 2009. Except for historical information, the matters discussed in this “Management’s Discussion and Analysis” are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the “forward-looking statements” as a result of, among other things, the factors described under the “Cautionary Statements and Risk Factors” included elsewhere in this report. The information contained in this Form 10-Q, as at and for the nine months ended September 30, 2010 and 2009, is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2009 of Atrinsic, Inc. (“we,” “our,” “us”, the “Company,” or “Atrinsic”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in our Annual Report on Form 10-K.

A NOTE CONCERNING PRESENTATION

This Quarterly Report on Form 10-Q contains information concerning Atrinsic, Inc. as it pertains to the periods covered by this report - for the nine months ended September 30, 2010 and 2009.

Executive Overview

We are a marketer of direct-to-consumer subscription products and an Internet search marketing agency.  We sell entertainment subscription products direct to consumers which we market through the Internet. We also sell Internet marketing services to our corporate and advertising clients. We have developed our marketing platforms, web sites, proprietary content and licensed media to attract consumers, corporate partners and advertisers. We believe our network of web properties, proprietary content, marketing and billing platforms and technology allows us to cost-effectively acquire consumers for our subscription products and for our corporate partners and advertisers.

Direct-to-Consumer Subscriptions.   The Kazaa digital music service is our principal premium direct-to-consumer subscription product.  Although we have a broad offering of direct-to-consumer subscription products, Kazaa is central to our strategy to become a leading direct-to-consumer business and as a result is an important focus for management. Kazaa gives users unlimited access to hundreds of thousands of CD-quality tracks. For a monthly fee users can download unlimited music files and play those files on up to three separate computers and download unlimited ringtones to a mobile phone. Unlike other music services that charge you every time a song is downloaded, Kazaa allows users to listen to and explore as much music as they want for one monthly fee, without having to pay for every track or album. Consumers are billed for this service on a monthly recurring basis through a credit card, landline, or mobile device. Royalties are paid to the rights’ holders for licenses to the music utilized by this digital service.

Over an extended period of time, our ability to generate incremental consumer subscription revenues relies on our ability to increase the number of subscribers to our products as well as to improve the Life Time Value (“LTV”) of those subscribers.  In order to increase LTVs, we must improve billing efficiencies and, importantly, enhance the benefits our subscription products provide our customers.

Our strategy is to offer consumers a valuable product to access music or licensed content and to combine our direct response capability with an Internet-based customer acquisition model, which allows us to generate Internet traffic at what we believe a lower effective cost of acquisition.  The success of our strategy is dependent on acquiring qualified subscribers at a low effective cost, and improving the features and benefits of Kazaa and our other subscription products to increase subscriber LTVs.

Internet Search Marketing Agency: Atrinsic Interactive.   We are also an Internet search marketing agency, developing and managing search engine marketing campaigns for advertising clients.  Using proprietary technology, we build, manage and analyze the effectiveness of hundreds of thousands of Pay Per Click (“PPC”) keywords in real time across all of the major search engines. We provide our advertisers scalable search strategies, including organic and paid search campaigns, as well as managing our clients’ media mix to minimize cannibalization across marketing channels.  We also offer a display media platform, online and business intelligence and brand protection – to mount an optimal defense against online risks to an advertisers’ brand and to provide transparency of online marketing results and actionable online intelligence.  Our search marketing agency is also developing a full service affiliate network platform to facilitate partnerships between advertisers and publishers to drive website traffic and online sales for advertisers.

Overall, our business principally serves two sets of customers – advertisers and consumers. Advertisers use our products and services to enhance their online marketing programs (our Transactional & Marketing Services).  Consumers subscribe to our entertainment services to receive premium content on the Internet and on their mobile device (our Subscription Services). Each of these business activities – Transactional &Marketing Services and Subscriptions – may utilize the same originating media or derive a customer from the same source (e.g. search); the difference is reflected in the type of customer billing.  In the case of Transactional & Marketing Services, the billing is generally carried out on a service fee, percentage, or on a performance basis. For Subscriptions, the end user (the consumer) is able to access premium content and in return is charged a recurring monthly fee to a credit card, mobile phone, or land-line phone.

In managing our business, we internally develop marketing programs to match users with our service offerings or with those of our advertising clients. Our prospects for growth are dependent on our ability to acquire content in a cost effective manner. Our results may also be impacted by economic conditions and the relative strengths and weakness of the U.S. economy, trends in the online marketing and telecommunications industry, including client spending patterns and increases or decreases in our portfolio of service offerings, including the overall demand for such offerings, competitive and alternative programs and advertising mediums, and risks inherent in our customer database, including customer attrition.

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

Restructuring.   In connection with our announcement to purchase the assets of the Kazaa digital music service, we are undertaking a restructuring of our existing operations and of the Kazaa operations that Brilliant Digital is engaged in to rapidly reduce certain expenditures and to improve product development and sales and customer acquisition outcomes for the Kazaa digital music service, and for Atrinsic in general.

The restructuring involves the consolidation of all of our activities in New York and includes the closure of our Canadian technology facility and the retrenchment of approximately 40 employees and the intended disposition or reallocation of fixed assets at that location.  In addition, all of Brilliant Digital’s Kazaa development, backend and marketing operations, currently located in Sydney, Australia and Los Angeles, California will transition functions and activities to personnel in New York.  Approximately 30 employees or contractors will be affected by this reduction and transfer of activities.  It is expected that the bulk of the consolidation of operations to our headquarters in New York will be completed by the end of the fourth quarter, and that the reorganization will be fully complete by the end of the first quarter 2011.

The reorganization and consolidation of activities from three locations to a single location are expected to yield cost savings as a result of the reduction in headcount, the elimination of duplicative activities and combining or eliminating networking and other overhead costs.  Management believes that the effect of the restructuring will be to reduce its quarterly fixed cash operating expense (which we define as operating expense excluding Cost of Media – 3 rd party, royalties and licenses and depreciation, amortization and stock-based compensation expense) by approximately 30% to 50%.

In addition, management believes that the reorganization will yield additional benefits as a result of consolidating the activities, management and personnel of product development, sales, marketing, subscriber acquisition, customer service billing and general and administrative activities under one roof.  Management also believes that it is important for Kazaa’s marketers, developers and other product personnel to maintain close geographic and cultural ties to Kazaa’s users and subscriber base.
We expect to take a charge of approximately $1.1 million in the fourth quarter to account for costs associated with the restructuring’s exit and disposal activities that we have identified and can reasonably estimate. The restructuring costs include termination benefits for involuntarily terminated employees.  The restructuring charge also includes costs to consolidate and close facilities and to relocate certain employees.  We expect that the exit activities and restructuring will be completed by the end of the first quarter.

Kazaa.  Atrinsic and Brilliant Digital Entertainment, Inc. (“Brilliant Digital”) jointly offer the Kazaa digital music service pursuant to a Marketing Services Agreement and a Master Services Agreement between the two companies.  Under the Marketing Services Agreement, we are responsible for marketing, promotional, and advertising services in respect of the Kazaa business. Pursuant to the Master Services Agreement, Atrinsic provides services related to the operation of the Kazaa business, including billing and collection services and the operation of the Kazaa online storefront. Brilliant Digital is obligated to provide certain other services with respect to the Kazaa business, including licensing the intellectual property underlying the Kazaa business to us, obtaining all licenses to the content offered as part of the Kazaa business and delivering that content to subscribers. As part of the agreements, we are required to make advance payments and expenditures of up to $5.0 million in respect of certain expenses incurred in order to operate the Kazaa business. These advances and expenditures are recoverable on a dollar for dollar basis against revenues generated by the business.  Although we are not obligated to make expenditures in excess of $5.0 million, net of revenue and recouped funds, since inception on July 1, 2009, and through September 30, 2010, we have contributed $7.5 million net of revenue and recouped funds.

The Marketing Services Agreement and Master Services Agreement originally required Brilliant Digital to directly repay the first $2.5 million of these advances and expenditures which are not otherwise recovered from Kazaa generated revenues and this repayment obligation was to be secured under separate agreement. As of September 30, 2010, we have received the $2.5 million in repayments from Brilliant Digital.

Also in accordance with the original agreements, Atrinsic and Brilliant Digital were to share equally in the “Net Profit” generated by the Kazaa music subscription service after all of our costs and expenses have been recouped. For the nine months ending September 30, 2010, we have presented in our statement of operations, Kazaa revenue of $8.4 million and expenses incurred for the Kazaa music service of $12.1 million, offset by $0.6 million of reimbursements from Brilliant Digital.

On October 13, 2010, we entered into amendments to our existing Marketing Services Agreement and Master Services Agreement with Brilliant Digital and entered into an agreement with Brilliant Digital to acquire all of the assets of Brilliant Digital that relate to its Kazaa subscription based music service business.

Among other things, the amendments extend the term of each of the Marketing Services Agreement and Master Services Agreement from three years to thirty years, provide us with an exclusive license to the Kazaa trademark in connection with our services under the agreements, and modify the Kazaa digital music service profit share payable to us under the agreements from 50% to 80%. In addition, the amendments remove Brilliant Digital’s obligation to repay up to $2.5 million of advances and expenditures which are not otherwise recovered from Kazaa generated revenues and remove the $5.0 million cap on expenditures that we are required to advance in relation to the operation of the Kazaa business. As consideration for entering into the amendments, we issued 4,161,430 shares of our common stock to Brilliant Digital subsequent to September 30, 2010.

The amendments to the Marketing Services Agreement and Master Services Agreement are part of a broader transaction between us and Brilliant Digital pursuant to which we will acquire all of the assets of Brilliant Digital that relate to its Kazaa digital music service business in accordance with the terms of an asset purchase agreement entered into between the parties.  The purchase price for the acquired assets includes the issuance by us of an additional 7,125,665 shares of our common stock at the closing of the transactions contemplated by the asset purchase agreement as well as the assumption of certain liabilities related to the Kazaa business. The closing of the transactions contemplated by the asset purchase agreement will occur when all of the assets associated with the Kazaa business, including the Kazaa trademark and associated intellectual property, as well as Brilliant Digital’s content management, delivery and customer service platforms, and licenses with third parties, have been transferred to us. The closing of the transactions contemplated by the asset purchase agreement is subject to approval by our stockholders and the stockholders of Brilliant Digital, receipt of all necessary third party consents as well as other customary closing conditions. At the closing of the transactions contemplated by the asset purchase agreement, we have agreed to appoint two individuals to be selected by Brilliant Digital to serve on our Board of Directors. In addition, at the closing, each of the Marketing Services Agreement and Master Services Agreement will terminate.

In connection with the purchase of the Kazaa assets, and prior to entering into the asset purchase agreement with Brilliant Digital, our Board of directors received a fairness opinion from an independent valuation firm, concluding that the proposed asset purchase was fair to our stockholders, from a financial point of view.

Business Strategy

To become a leading marketer of direct-to-consumer subscription products and to maintain our position as an Advertising Age Top 10 Search Agency, our strategy is to develop and deliver sought-after music and entertainment content to our subscribers and to develop a broad marketing and media distribution strategy, that allows us to cost-efficiently acquire consumers for our subscription-based services and to deliver marketing services to our advertising clients.  To generate long term value for our stockholders and profitably grow our revenue over time, we are incurring media, product and distribution and marketing expenses to acquire customers today so that we can build a substantial subscriber base to generate subscription revenue in the future.  We also must continually develop best in class service offerings for our clients in the area of search related services.

Publish High-Quality, Branded Subscription Content, Like Kazaa.   As a direct to consumer Internet marketing company, we are focused on partnering with companies, and developing proprietary sources of content, for our direct to consumer subscription products.  The proposed purchase of the Kazaa assets is the direct result of our strategy to develop and own valuable proprietary content to attract users and deliver high quality content to our subscribers. We believe that publishing a diversified portfolio of the highest quality content, like the Kazaa digital music service, is important to our business. We intend to leverage and expand on the sought-after content from the Kazaa digital music service and to devote significant resources to the development of high-quality and innovative products and services.

Develop and Expand Marketing Distribution.   We employ a multifaceted approach to generating subscribers and Internet traffic for ourselves and for our advertisers:  (i) We use search engine optimization and search marketing efforts which attract users to our products and web sites and to our advertisers’ web sites on a PPC basis; (ii) we employ mobile marketing activities, generally in the form of display advertising on mobile devices (iii) users may navigate directly to our web properties and service offerings, and  (iv) users respond to our email marketing.  Our strategy is to improve the cost effectiveness of our customer acquisition by improving the attractiveness of our existing web properties and offerings and by employing innovative marketing techniques, to source and expand traffic.  We expect that by expanding our online distribution capability, we will be able to lower our customer acquisition costs, relative to the LTV of our subscribers.

Search Agency Online Marketing Services.   In order to be competitive in the area of online marketing services, particularly in search related marketing services, we must continue to improve our technology capabilities.  Our product offering will not remain competitive if we don’t offer our clients leading edge technology and strategies designed to drive their online sales efforts.  Adding more services revenue will involve prospecting a targeted set of clients who are natural consumers of our services.  Our initiatives include delivering an integrated suite of services, which include search engine marketing services, search engine optimization, display advertising, and affiliate marketing.  Our ability to integrate brand protection and competitive intelligence is a source of differentiation and growth for our existing and new client base.

Lead Validation and Billing Efficiency .   We are pursuing a number of value enhancing strategies to increase the conversion of leads into subscribers of our direct-to-consumer subscription services.  By validating the submission of online information through automated data lookups and validation, we are able to increase the value of a lead or visitor to our web sites.  Such lead value enhancement techniques assist us in improving the conversion of users into subscribers to our direct-to-consumer subscription services and the corresponding increases in LTV that result from more highly qualified subscribers.

Multiple Billing Platforms.   As a direct result of being proficient in multiple billing platforms, we are able to create customer acquisition efficiencies because we can acquire direct subscribers and generate third-party leads.  This provides us with a competitive advantage over traditional direct response marketers, who may only offer a single billing modality – credit cards.  We have agreements through multiple aggregators who have access to U.S. carriers – both wireless and landline – for billing.  These relationships include our 36% interest in TBR, which is an aggregator of fixed-line billing.  In addition to agreements with aggregators, we also have an agreement in place with AT&T Wireless to distribute and bill for our services directly to subscribers on their network.  As a result of our multiple billing protocols, we are able to expand our potential customer base, attracting consumers who may prefer a different billing mechanism than is traditionally offered.  Many of our new product initiatives leverage and expand upon our alternative billing capabilities.

Results of Operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Revenues presented by type of activity are as follows for the three month periods ending September 30, 2010 and 2009:

	For the Three Months Ended		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
	2010	2009	$	%

Subscription	$4,261	$4,889	$(628)	-13%
Transactional and Marketing Services	$4,916	$9,984	$(5,068)	-51%

Total Revenues	$9,177	$14,873	$(5,696)	-38%

Revenues decreased approximately $5.7 million or 38%, to $9.2 million for the three months ended September 30, 2010, compared to $14.9 million for the three months ended September 30, 2009.

Subscription revenue decreased approximately $0.6 million or 13%, to $4.3 million for the three months ended September 30, 2010, compared to $4.9 million for the three months ended September 30, 2009. Subscription revenue for the three months ended September 30, 2010 includes an increase in Kazaa revenue of $1.6 million, compared to the three months ended September 30, 2009, without which our subscription revenue would have decreased by 45%, or $2.2 million year-over-year.  The decrease in subscription revenue was the result of a lower number of subscribers for the three months ended September 30, 2010, compared to the year ago period.  As of September 30, 2010, the Company had approximately 217,000 subscribers.  The negative impact on subscription revenue as a result of a smaller subscriber base was offset by an increase in average revenue per user (“ARPU”) which increased 31% to approximately $5.74 in the three months ended September 30, 2010, compared to the year ago period.  This positive ARPU effect was due to the higher retail price point of the Kazaa digital music subscription service and improvements in billing efficiency.  During the third quarter of 2010, across all of its subscription products, the Company added approximately 52,000 new subscribers, more than half of which were new Kazaa subscribers.  As of September 30, 2010, the Company estimates that it has approximately 64,000 Kazaa subscribers.

Transactional and Marketing services revenue is derived from our online marketing activities, which consist of targeted and measurable online campaigns and programs for marketing partners, and corporate advertisers or their agencies, to generate qualified customer leads, online responses and sales transactions , or increased brand recognition. Transactional and Marketing services revenue decreased by approximately $5.1 million or 51% to $4.9 million for the three months ended September 30, 2010 compared to $10.0 million for the three months ended September 30, 2009. The decrease in revenue was attributable to the loss of accounts and a reduction in discretionary advertising expenditures by our clients, as well as a result of a restructuring of our Transactional and Marketing Services activities. During the three months ended September 30, 2010, the Company substantially completed its actions to eliminate any unprofitable or marginally profitable lead generation campaigns and marketing programs from its Transactional and Marketing Services offerings.  As a result of this restructuring of our Transactional and Marketing Services revenue generating activities, the bulk of our Transactional and Marketing Services revenue now consists of revenue generated from our search agency business, together with higher yielding marketing campaigns.

Operating Expenses

	For the Three Months Ended		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
	2010	2009	$	%
Operating Expenses
Cost of Media – 3 rd party	$4,589	$9,911	(5,322)	-54%
Product and distribution	4,396	3,651	745	20%
Selling and marketing	938	2,168	(1,230)	-57%
General, administrative and other operating	2,597	3,659	(1,062)	-29%
Depreciation and Amortization	325	549	(224)	-41%

Total Operating Expenses	$12,845	$19,938	$(7,093)	-36%
Cost of Media

Cost of Media – 3 rd party decreased by $5.3 million or 54% to $4.6 million for the three months ended September 30, 2010 from $9.9 million for the three months ended September 30, 2009. Cost of Media – 3 rd party includes media purchased for monetization of both Transactional and Marketing Services and Subscription revenues. The decrease in Cost of Media – 3 rd party was due to two primary factors.  First, approximately 80% of the decrease in Cost of Media – 3 rd party on a year-over-year basis was due to the decline in Transactional and Marketing Services related revenue which resulted in a corresponding reduction in purchased media.  Second, the remaining 20% of the decrease in Cost of Media – 3 rd party on a year-over-year basis was due to significantly lower subscriber acquisition rates, and in turn, a lower number of subscribers acquired.

The rate of subscriber acquisitions is based on a number of factors, not least of which is subscriber acquisition cost, or “SAC.” During the quarter ended September 30, 2010, management moderated and limited the rate of subscriber acquisitions in response to (i) the need to preserve cash, (ii) changes in its alternative billing processes, and (iii) anticipation of improvements and enhancements to the Kazaa digital music service.

During the quarter ended September 30, 2010, the Company added approximately 52,000 new subscribers, over half of which were Kazaa subscribers. This level of customer acquisition was not sufficient to replace the Company’s existing subscriber base during the quarter: “Net Adds,” which represents the number of subscribers acquired, net of subscriber attrition, was a negative 66,000 for the three months ended September 30, 2010.  Cost of media for the quarter ended September 30, 2010 includes a decrease of Kazaa-related Cost of Media – 3 rd party of $0.5 million compared to the quarter ended September 30, 2009. We expect to recoup these Kazaa cost of media expenses from the future cash flows of the Kazaa music service, although there can be no assurance in this regard.

During the third quarter of 2010, the Company estimates that its SAC per subscriber was approximately $17.64, which reflects a 21% increase in SAC from the year ago period. SAC is dependent on a number of factors, including prevailing market conditions, the type of media, and the ability of the Company to convert leads into subscribers. The Company expects that SAC will fluctuate from period to period based on all of these factors. Management will continue to monitor SAC closely to ensure that the Company acquires customers in a cost effective manner.

Product and Distribution

Product and distribution expense increased by $0.7 million or 20% to $4.4 million for the three months ended September 30, 2010 as compared to $3.7 million for the three months ended September 30, 2009. Product and distribution expenses are costs necessary to provide licensed content and development and support for our products, websites and technology platforms – which drive both our Transactional and Marketing Services and Subscription-based revenues. Compared to the year ago period, in the third quarter of 2010, we experienced higher product and distribution expenses of $1.4 million as a result of costs incurred to further develop the Kazaa music service and greater royalty and license expense payable to content owners, also associated with Kazaa. We expect to recoup these Kazaa product and distribution expenses from the future cash flows of the Kazaa music service, although there can be no assurance in this regard. Included in product and distribution cost is stock compensation expense of $23,000 and $32,000 for the three months ended September 30, 2010 and 2009, respectively.

  Selling and Marketing

Selling and marketing expense decreased $1.2 million or 57% to $0.9 million in the three months ended September 30, 2010 as compared to $2.2 million for the three months ended September 30, 2009. This decrease in selling and marketing expense was primarily attributable to the Company completing its efforts during the third quarter of 2010 to eliminate unprofitable or marginally profitable lead generation activities and marketing programs from its product and services offerings.  The Company’s bad debt expense, a component of selling and marketing, decreased by approximately $0.3 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in selling and marketing was also due to a decrease in salaries and employee related costs. Included in selling and marketing cost is stock compensation expense of $11,000 and $0 for the three months ended September 30, 2010 and 2009 respectively.

General, Administrative and Other Operating

General and administrative expenses decreased by $1.1 million, or 29%, to $2.6 million for the three months ended September 30, 2010 compared to $3.7 million for the three months ended September 30, 2009. The decrease is primarily due to a reduction in workforce, and associated savings, a decrease in professional fees and other efforts to reduce the Company’s overall levels of overhead.  The rate of decrease in general, administrative and other operating expense, on a year-over-year basis, is slower than for some other components of operating expenses because of the fixed nature of general and administrative costs, relative to the more variable based costs inherent in other categories of operating expense.  Included in general and administrative expense is stock compensation expense of $0.2 million for the three months ended September 30, 2010 and 2009.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.2 million to $0.3 million for the three months ended September 30, 2010 compared to $0.5 million for the three months ended September 30, 2009 principally as a result of the decrease in amortization expense due to the full amortization of a major intangible asset in 2009.

Loss from Operations

Operating loss decreased by $1.4 million or 28% to $3.7 million for the three months ended September 30, 2010, compared to an operating loss of $5.1 million for the three months ended September 30, 2009. The Company’s revenue decreased by 38%, with a corresponding decrease in operating expenses of 36%. While Cost of Media – 3 rd party, is typically variable with respect to revenue, other operating expenses, in particular, General and administrative expenses tend to consist of a higher proportion of fixed costs.

Interest Income and Dividends

Interest and dividend income decreased $1,000 to $4,000 for the three months ended September 30, 2010, compared to $5,000 for the three months ended September 30, 2009. The reduction is immaterial.

Interest Expense

Interest expense was $1,000 for the three months ended September 30, 2010 and 2009.

Other (Income) Expense

Other income increased to $77,000 for the three months ended September 30, 2010.  There was no other income in the three months ended September 30, 2009.

Income Taxes

Income tax expense (benefit), before noncontrolling interest and equity in loss of investee, for the three months ended September 30, 2010 and 2009 was $35,000 and ($2.7) million respectively and reflects an effective tax rate of (1%) and 54% respectively. The Company had a loss before taxes of $3.6 million for the three months ended September 30, 2010 compared to $5.1 million for the three months ended September 30, 2009. The Company has provided a valuation allowance against its tax benefits because it is more likely than not that such benefits will not be utilized by the Company.

Subsequent to the quarter ending September 30, 2010, the Company received $2.7 million of cash refunds from the IRS relating to its $3.5 million in taxes receivable on its balance sheet as of September 30, 2010.

Equity in Loss (Earnings) of Investee

Equity in losses of investee was $13,000 for the three months ended September 30, 2010 compared to $61,000 for the three months ended September 30, 2009. The equity represents the Company’s 36% interest in The Billing Resource, LLC (TBR). The company acquired its interest in TBR in the 4 th   Quarter 2008.

Net Loss Attributable to Atrinsic, Inc

Net loss increased by $1.2 million to $3.6 million for the three months ended September 30, 2010 as compared to a net loss of $2.4 million for the three months ended September 30, 2009. This increase in loss resulted from the factors described above.

Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Revenues presented by type of activity are as follows for the nine month periods ending September 30, 2010 and 2009:
	For the Nine Months Ended		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
	2010	2009	$	%

Subscription	$15,234	$15,099	$135	1%
Transactional and Marketing Services	$16,956	$40,330	$(23,374)	-58%

Total Revenues	$32,190	$55,429	$(23,239)	-42%

Revenues decreased approximately $23.2 million or 42%, to $32.1 million for the nine months ended September 30, 2010, compared to $55.4 million for the nine months ended September 30, 2009.

Subscription revenue increased by approximately $0.1 million, or 1%, to $15.2 million for the nine months ended September 30, 2010, compared to $15.1 million for the nine months ended September 30, 2009. Subscription revenue for the nine months ended September 30, 2010 includes an increase in Kazaa revenue of $7.3 million compared to the nine months ended September 30, 2009, without which, our subscription revenue would have decreased by 47%, or $7.2 million year-over-year.  For the nine months ended September 30, 2010 subscription revenue increased as a result of a 58% increase in ARPU, over the year ago period.  This increase in subscription revenue was offset by a lower number of subscribers for the nine months ended September 30, 2010, compared to the year ago period.  As of September 30, 2010, the Company had approximately 217,000 subscribers.  The increase in ARPU was the result of the higher retail price point of the Kazaa digital music subscription service and improvements in billing efficiency.  During the nine months ended September 30, 2010, across all of its subscription products, the Company added approximately 324,000 new subscribers, more than half of which were new Kazaa subscribers.  As of September 30, 2010, the Company estimates that it has approximately 64,000 Kazaa subscribers.

Transactional and Marketing services revenue is derived from our online marketing activities, which consist of targeted and measurable online campaigns and programs for marketing partners, corporate advertisers, or their agencies, to generate qualified customer leads, online responses and sales transactions , or increased brand recognition. Transactional and Marketing services revenue decreased by approximately $23.4 million or 58% to $17.0 million for the nine months ended September 30, 2010 compared to $40.3 million for the nine months ended September 30, 2009. The decrease in revenue was attributable to the loss of accounts and a reduction in discretionary advertising expenditures by our clients, as well as a result of a restructuring of our Transactional and Marketing Services activities.  Beginning in the second quarter, and substantially completed by the end of the third quarter, the Company took proactive steps to eliminate any unprofitable or marginally profitable lead generation campaigns and marketing programs from its Transactional and Marketing Services offerings.  These steps had the effect of reducing lead generation sales volume, contributing to the decrease in revenue compared to the year ago period.  As a result of this restructuring, the bulk of our Transactional and Marketing Services revenue now consists of revenue generated from our search agency business, together with higher yielding marketing campaigns.

Operating Expenses

	For the Nine Months Ended		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
	2010	2009	$	%
Operating Expenses
Cost of Media – 3 rd party	$17,943	$35,859	(17,916)	-50%
Product and distribution	13,886	8,502	5,384	63%
Selling and marketing	3,225	7,095	(3,870)	-55%
General, administrative and other operating	7,538	10,563	(3,025)	-29%
Depreciation and Amortization	972	3,111	(2,139)	-69%

Total Operating Expenses	$43,564	$65,130	$(21,566)	-33%
Cost of Media

Cost of Media – 3 rd party decreased by $17.9 million or 50% to $17.9 million for the nine months ended September 30, 2010 from $35.9 million for the nine months ended September 30, 2009. Cost of Media – 3 rd party includes media purchased for monetization of both Transactional and Marketing Services and Subscription revenues. The decrease in Cost of Media – 3 rd party was due to two primary factors.  First, approximately 75% of the decrease in Cost of Media – 3 rd party on a year-over-year basis was due to the decline in Transactional and Marketing Services related revenue which resulted in a corresponding reduction in purchased media.  Second, the remaining 25% of the decrease in Cost of Media – 3 rd party on a year-over-year basis was due to lower subscriber acquisition rates, and in turn, a lower number of subscribers acquired – although not as pronounced as during the third quarter of 2010 only.

The rate of subscriber acquisitions is based on a number of factors, not least of which is subscriber acquisition cost, or “SAC.” Midway through the second quarter, 2010 and for all of the third quarter, 2010, management moderated and limited the rate of subscriber acquisitions in response to (i) the need to preserve cash, (ii) changes in its alternative billing processes, and (iii) anticipation of improvements and enhancements to the Kazaa digital music service.

During the nine months ended September 30, 2010, the Company added approximately 324,000 new subscribers, over half of which were Kazaa subscribers. This level of customer acquisition was not sufficient to replace the Company’s existing subscriber base during the nine months ended September 30, 2010.  “Net Adds,” which represents the number of subscribers acquired, net of subscriber attrition, was a negative 121,000 for the nine months ended September 30, 2010.  Cost of media for the nine months ended September 30, 2010, includes an increase in Kazaa-related Cost of Media – 3 rd party of $1.8 million relative to third quarter 2009. We expect to recoup these Kazaa cost of media expenses from the future cash flows of the Kazaa music service, although there can be no assurance in this regard.

During the nine months ended September 30, 2010, the Company estimates that its SAC was approximately $14.02 per subscriber, which reflects a 6% decrease in SAC from the year ago period. SAC is dependent on a number of factors, including prevailing market conditions, the type of media, and the ability of the Company to convert leads into subscribers. The Company expects that SAC will fluctuate from period to period based on all of these factors. Management will continue to monitor SAC closely to ensure that the Company acquires customers in a cost effective manner.

Product and Distribution

Product and distribution expense increased by $5.4 million or 63% to $13.9 million for the nine months ended September 30, 2010 as compared to $8.5 million for the nine months ended September 30, 2009. Product and distribution expenses are costs necessary to provide licensed content and development and support for our products, websites and technology platforms – which drive both our Transactional and Marketing Services and Subscription based revenues. Compared to the year ago period, in the first half of 2010, we experienced higher product and distribution expense of $7.7 million as a result of costs incurred to further develop the Kazaa music service and greater royalty and license expense payable to music labels, also associated with Kazaa. We expect to recoup these Kazaa product and distribution expenses from the future cash flows of the Kazaa music service, although there can be no assurance in this regard. The Kazaa costs are offset by a decrease in non Kazaa related labor and professional fees. Included in product and distribution cost is stock compensation expense of $44,000 and $138,000 for the nine months ended September 30, 2010 and 2009, respectively.

Selling and Marketing

Selling and marketing expense decreased $3.9 million or 55% to $3.2 million in the nine months ended September 30, 2010 as compared to $7.1 million for the nine months ended September 30, 2009. This decrease in selling and marketing expense was primarily attributable to the Company’s efforts to eliminate unprofitable or marginally profitable lead generation activities and marketing programs from its product and services offerings in 2010.  The Company’s bad debt expense, a component of selling and marketing, decreased by approximately $1.8 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in selling and marketing was also due to a decrease in salaries and employee related costs. Included in selling and marketing cost is stock compensation expense of $28,000 and $0 for the nine months ended September 30, 2010 and 2009 respectively.

General, Administrative and Other Operating

General and administrative expenses decreased by $3.0 million to $7.5 million for the nine months ended September 30, 2010 compared to $10.6 million for the nine months ended September 30, 2009. The decrease is primarily due to a reduction in workforce, and associated savings, a decrease in professional fees and other efforts to reduce the Company’s overall levels of overhead.  The rate of decrease in general, administrative and other operating expense, on a year-over-year basis, is slower than for some other components of operating expenses because of fixed nature of general and administrative costs, relative to the more variable based costs inherent in other categories of operating expense. Included in general and administrative expense is stock compensation expense of $0.8 million and $0.9 million for the nine months ended September 30, 2010 and 2009 respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.1 million to $1.0 million for the nine months ended September 30, 2010 compared to $3.1 million for the nine months ended September 30, 2009 principally as a result of the decrease in amortization expense due to the full amortization of a major intangible in 2009.

Loss from Operations

Operating loss increased by $1.7 million or 17% to $11.4 million for the nine months ended September 30, 2010, compared to an operating loss of $9.7 million for the nine months ended September 30, 2009. The Company’s revenue decreased by 42% with a corresponding decrease in operating expenses of 33%. While Cost of Media – 3 rd party, is typically variable with respect to revenue, other operating expenses, in particular, General and administrative expenses tend to consist of a higher proportion of fixed costs.

Interest Income and Dividends

Interest and dividend income decreased $58,000 to $9,000 for the nine months ended September 30, 2010, compared to $67,000 for the nine months ended September 30, 2009.

Interest Expense

Interest expense was $2,000 for the nine months ended September 30, 2010 compared to $76,000 for the nine months ended September 30, 2009.

Other (Income) Expense

Other income increased to $87,000 for the nine months ended September 30, 2010.  There were $5,000 in other expenses in the nine months ended September 30, 2009.

Income Taxes

Income tax expense (benefit), before noncontrolling interest and equity in loss of investee, for the nine months ended September 30, 2010 and 2009 was $0.2 million and ($4.3) million respectively and reflects an effective tax rate of (2%) and 45% respectively. The Company had a loss before taxes of $11.3 million for the nine months ended September 30, 2010 compared to loss before taxes of $9.7 million for the nine months ended September 30, 2009. The Company has provided for a full valuation allowance against its tax benefits because it is more likely than not that such benefits will not be utilized by the Company.

Subsequent to the quarter ending September 30, 2010, the Company received $2.7 million of cash refunds from the IRS relating to its $3.5 million in taxes receivable on its balance sheet as of September 30, 2010.  The Company is currently undergoing an examination of its 2007 Federal Income Tax Return with the Internal Revenue Service regarding the utilization of Net Operating Loss carrybacks from prior periods.  As of the date of this filing, the Company can not reasonably ascertain the expected completion date of this examination or the expected results of this examination and how much of these carrybacks will be allowed to be utilized.

Equity in Loss of Investee

Equity in loss of investee was $74,000 for the nine months ended September 30, 2010 compared to $113,000 for the nine months ended September 30, 2009. The Equity represents the Company’s 36% interest in The Billing Resource, LLC (TBR). The company acquired its interest in TBR in the 4 th   Quarter 2008.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest for the six months ended June 30, 2009 was $28,000. This related to our investment in MECC which was dissolved in June 2009.

Net Loss Attributable to Atrinsic, Inc.

Net loss increased by $6.1 million to $11.6 million for the nine months ended September 30, 2010 as compared to a net loss of $5.5 million for the nine months ended September 30, 2009. This increase in loss resulted from the factors described above.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of approximately $4.2 million and working capital of approximately $6.0 million. We used approximately $13.0 million in cash for operations for the nine months ended September 30, 2010 which consisted of a net loss of $11.6 million, a decrease in accounts payable and accrued expenses, net of prepaid expenses, of approximately $5.5 million, which was offset by approximately $0.9 million decrease in prepaid taxes (of which $0.7 million was net of cash refunded for taxes). As a result, our cash and cash equivalents at September 30, 2010, after adding back non cash items, decreased $12.7 million to approximately $4.2 million from approximately $16.9 million at December 31, 2009. Subsequent to the quarter ending September 30, 2010, the Company received $2.7 million of cash refunds from the IRS relating to its $3.5 million in taxes receivable on its balance sheet as of September 30, 2010.  The cash used in operating activities during the nine months ended September 30, 2010 included expenditures to realign, focus on and serve the Company’s direct-to-consumer entertainment and subscription products, including the Kazaa digital music service.  We expect that the actions we have taken in the first nine months of the year will allow us to reduce expenditures in the fourth quarter and beyond.

Our working capital requirements are significant. In order to grow our business and meet our objective of becoming a leading direct-to-consumer music and entertainment subscription business built around the Kazaa brand, we will need to raise additional capital in the next twelve months.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing and there is no guaranty funding will be available on favorable terms or at all. If we cannot obtain such funds, we will likely need to decrease the rate of growth of our business, including our efforts to become a leading direct-to-customer music and entertainment business built around the Kazaa brand.
New Accounting Pronouncements

Adopted in 2010

In September 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) which has been superseded by the FASB Codification and included in ASC 810 to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. These revisions to ASC 810 are effective as of January 1, 2010 and the adoption of these revisions to ASC 810 had no impact on our interim results of operations or financial position.

 Not Yet Adopted

In October 2009, FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables which has been superseded by the FASB codification and included in ASC 605-25. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company is currently evaluating the impact of adopting this pronouncement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4T. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Members of the our management, including our President, Andrew Stollman and Chief Financial Officer, Thomas Plotts, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2010, the end of the period covered by this report. Based upon that evaluation, Messrs. Stollman and Plotts concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If the purchase of the Kazaa assets does not close, the price of our common stock could decline and our future business and operations could be harmed.

The Company's and Brilliant Digital’s obligations to complete the purchase and sale of assets is subject to conditions, many of which are beyond the control of the parties. If the transaction is not completed for any reason, we may be subject to a number of material risks, including:
•	The decline in the price of our common stock;
•	Costs related to the transaction, such as financial advisory, legal, accounting, proxy solicitation and printing fees, must be paid even if the transaction is not completed;
•
Matters relating to the transaction (including the negotiation of terms and integration planning) required a substantial commitment of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•	We may not be able to realize the expected benefits of the acquisition;
•	If the transaction is not completed, we may not be able to operate as effectively under the existing Marketing Services Agreement and Master Services Agreement.

We have experienced a significant reduction in revenue and have been using cash to fund operations. If we cannot halt this revenue decline and reduce expenditures we may have to cease operations.

The Company has experienced a significant revenue decline and degradation in business prospects over the past two years, and as a result the Company has used a significant amount of cash to fund its operations.  The Company’s cash and cash equivalents were $4.2 million as of September 30, 2010, which is a $12.7 million decline from the $16.9 million as of December 31, 2009.  If we are unsuccessful at stabilizing or slowing the decline in our revenue, and our associated use of cash to fund operations, or if we cannot raise cash through financing alternatives, then we may need to significantly curtail or cease operations.

Our working capital requirements are significant and if we want to grow our business we will need to raise cash in the future.

Our working capital requirements are significant.  In the nine months ended September 30, 2010, we used approximately $12.7 million in cash.  In order to grow our business and meet our objective of becoming a leading direct-to-consumer music and entertainment subscription business, built around the Kazaa brand, we will need to raise additional capital in the next twelve months.  The sale of additional equity securities or convertible debt could result in dilution to our stockholders. We currently have no arrangements with respect to additional financing and there is no guaranty funding will be available on favorable terms or at all. If we cannot obtain such funds, we will likely need to decrease the rate of growth of our business, including our efforts to become a leading direct-to-consumer music and entertainment subscription business built around the Kazaa brand.

A key focus of management is to develop, grow and expand the Kazaa digital music business.  The digital music industry is highly competitive and as a result of the industry’s characteristics, subjects market participants to significant working capital requirements, as is evidenced by the numerous companies in the industry that have experienced significant losses.  If we are to attract and retain talented employees, acquire subscribers and enhance and improve the Kazaa digital music service, which we will need to do if we are to be successful, we will have significant capital requirements.

We face risks in implementing our restructuring plan.
In connection with our announcement to purchase the assets of the Kazaa digital music service, we are undertaking a restructuring of our existing operations.  Although the reorganization and consolidation of activities are expected to yield cost savings as a result of the reduction in headcount, the elimination of duplicative activities and combining or eliminating networking and other overhead costs, there can be no assurance that we will achieve the forecasted savings.  Our remaining business may also suffer as a result of the restructuring due to the loss of employees, who have been involuntarily terminated, or employees who leave voluntarily.  We may also face defections from customers who are unsure of our viability and may also receive less favorable terms than we currently receive from our vendors, as a result of their perception of the restructuring.  We expect to take a charge of approximately $1.1 million in the fourth quarter to account for costs associated with the restructuring’s exit and disposal activities that we have identified and can reasonably estimate. The restructuring costs include termination benefits for involuntarily terminated employees.  The restructuring charge also includes costs to consolidate and close facilities and to relocate certain employees.  There can be no assurance that the actual costs associated with the restructuring will not differ from estimated charge, or that the restructuring will be completed effectively, with limited negative impact on our business.

As part of our restructuring plan and in connection with the integration of activities with the Kazaa business, we will be migrating many of our technological assets.  We face risks with such migrations, including disruptions in service.  Also, the costs and time associated with any migration could be substantial, requiring the reengineering of computer systems and telecommunications infrastructure.  We may also face interruptions in the services we provide across all of our business activities. In addition to service interruptions arising from third-party service providers, unanticipated problems affecting our proprietary internal computer and telecommunications systems have the potential to occur in future fiscal periods, and could cause interruptions in the delivery of services, causing a loss of revenue and related gross margins, and the potential loss of customers, all of which could materially and adversely affect our business, results of operations and financial condition.

The anticipated benefits of the acquisition of the Kazaa business may not be realized fully or at all or may take longer to realize than expected.

The integration of Atrinsic and the business of Kazaa faces challenges as a result of the differing geographical locations of the two business. In the event the transactions contemplated by the asset purchase agreement close, the combined company will be required to devote significant management attention and resources to integrating the Kazaa business and the assets into our operations.  Delays in this process could adversely affect our business, financial results, financial condition and stock price. Even if we are able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.

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

We generate a significant portion of our revenues from the sale of our products and services directly to consumers which are billed through aggregators and telephone carriers. We expect that we will continue to bill a significant portion of our revenues through a limited number of aggregators for the foreseeable future, although these aggregators may vary from period to period. In a risk diversification and cost saving effort, we have established a direct billing relationship with a carrier that mitigates a portion of our revenue generation risk as it relates to aggregator dependence; conversely this risk is replaced with internal performance risk regarding our ability to successfully process billable messages directly with the carrier.  Moreover, in an effort to further mitigate such operational risk, we obtained a 36% equity stake in a landline telephone aggregator, TBR, to give us more visibility in the billing and collection process associated with subscription services billed to customers of local exchange carriers.

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

We depend heavily on partners and third parties to provide us with licensed content including for the Kazaa music service.  We are reliant on such companies to maintain licenses with content providers, including music labels, so that we can deliver services that we are contractually obligated to deliver to our customers. These companies may not continue to provide services to us without disruption, or maintain licenses with the owners of the delivered content.  In addition to licensed content, we are also reliant on partners and third parties to provide services and to perform other activities which allow us to bill our subscribers. The costs associated with any transition to a new service or content provider would be substantial, even if a similar partner is available. Failure of our partners or other third parties to provide content or deliver services has the potential to cause interruptions in the delivery of services, causing a loss of revenue and related gross margins, and the potential loss of customers, all of which could materially and adversely affect our business, results of operations and financial condition.

We may not fully recoup the expenses and other costs we have expended with respect to the Kazaa music service.

On March 26, 2010, we entered into three-year Marketing Services Agreement and Master Services Agreement with Brilliant Digital, effective July 1, 2009, relating to the operation and marketing of the Kazaa digital music service.  Under the agreements, we are responsible for marketing, promotional, and advertising services.  In exchange for these marketing services, the Company is entitled to full recoupment for all pre-approved costs and expenses incurred in connection with the provision of the services plus all other agreed budgeted amounts. On October 13, 2010, Atrinsic entered into amendments to its existing Marketing Services Agreement and Master Services Agreement with Brilliant Digital.  The amendments extend the term of each of the Marketing Services Agreement and Master Services Agreement from three years to thirty years, provide Atrinsic with an exclusive license to the Kazaa trademark in connection with Atrinsic’s services under the agreements, and modify the Kazaa digital music service profit share payable to Atrinsic under the agreements from 50% to 80%. In addition, the amendments remove Brilliant Digital’s obligation to repay up to $2.5 million of advances and expenditures which are not otherwise recovered from Kazaa generated revenues and remove the cap on expenditures that Atrinsic is required to advance in relation to the operation of the Kazaa business.

As of September 30, 2010, the Company has received the $2.5 million in repayments from Brilliant digital and we are dependent on the future net cash flow of the Kazaa music service to fully recoup the approximately $7.5 million of advances and expenditures we have made, net of cash received or reimbursed, as of September 30, 2010. There can be no assurance that the future net cash flows from the Kazaa music service will be sufficient to allow us to fully recoup our expenditures, which could materially and adversely affect our financial condition.

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

We recorded intangible assets in connection with our acquisition of ShopIt.com which may result in significant future charges against earnings if the intangible assets become impaired.

In accounting for the acquisition of the assets of Shopit.com, we allocated and recorded a large portion of the purchase price paid in exchange for the assets to intangible assets. Under ASC 350 Intangibles – Goodwill and Other, formerly SFAS No.142, and related authoritative guidance, we must assess, at least annually and potentially more frequently, whether the value of such intangible assets has been impaired. Any reduction or impairment of the value of intangible assets, such as the charge that was taken in the fourth quarter of 2009, could materially adversely affect Atrinsic’s results of operations in future periods.

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

We no longer meet the minimum bid price requirement for continued listing on the NASDAQ Global Market and face delisting.

On September 23, 2010, we were notified by the NASDAQ Staff that we do not comply with the minimum $1.00 bid price requirement set forth in Listing Rule 5450(a)(1).  As a result, our common stock was subject to delisting from The NASDAQ Stock Market unless we requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”).  We requested a hearing and presented our plan to regain compliance at such hearing before the Panel on August 5, 2010.

Under NASDAQ’s Listing Rules, the Panel decided to continue the Company’s listing pursuant to an exception to the Rule for a maximum of 180 calendar days from the date of the Staff’s notification or through December 20, 2010.

In order to maintain our Nasdaq listing, at our annual meeting, scheduled for December 1, 2010, our Stockholders will vote to approve a reverse stock split at a ratio of up to one for four.  If the reverse split proposal is approved, and our Board of Directors intends to effect a reverse stock split in a ratio to be determined by December 6, 2010, in order that that our stock will trade above $1.00 for at least 10-days, prior to December 20, 2010.  There can be no assurance that our stockholders will approve the proposal to effect a reverse stock split, and further there can be no assurance that if the reverse stock split is deemed effective by December 6, 2010, that our stock price will trade above the minimum bid price of $1.00 per share for 10-days prior to December 20, 2010.

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

We have historically used stock options as a key component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Volatility or lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock options, or to attract additional highly-qualified personnel. As of September 30, 2010, many of our outstanding employee stock options have exercise prices in excess of the stock price on that date. To the extent this continues to occur, our ability to retain employees may be adversely affected.

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

As more fully described in Note 10," Income Taxes" to our condensed consolidated financial statements contained in this Quarterly report on Form 10-Q, we have recorded significant income tax receivables. In November 2009 Congress passed the Worker Homeownership & Business Assistance Act of 2009 which allows businesses to carryback operating losses for up to 5 years. As a result of this Act the company is able to carryback some of its 2009 taxable loss, resulting in an estimated refund of approximately $2.7 million. Also included in income taxes receivable is a carryback of $0.7 million which was submitted to the IRS subsequent to the 2009 Act. We may be challenged. Our tax receivable may be subject to audit by the IRS.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2010, the Company issued to Barretto Pacific Corporation (“Barretto”) 30,000 shares of common stock. The shares were issued in partial consideration for consulting services rendered by Barretto to us. In issuing the shares of our common stock without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, as the shares were issued to an accredited investor, without a view to distribution, and were not issued through any general solicitation or advertisement.

Item 6. Exhibits
Exhibit Number	Description of Exhibit

10.1	Asset Purchase Agreement by and Between Atrinsic, Inc. and Brilliant Digital Entertainment, Inc. and Altnet, Inc., dated October 13, 2010.
10.2	Amendment No. 1 to Marketing Services Agreement entered into by and between Atrinsic, Inc. and Brilliant Digital Entertainment, Inc., dated October 13, 2010.
10.3	Amendment No. 1 to Master Services Agreement entered into by and between Atrinsic, Inc. and Brilliant Digital Entertainment, Inc., dated October 13, 2010.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 15, 2010
BY:	/s/ Andrew Stollman	BY:	/s/ Thomas Plotts
Andrew Stollman		Thomas Plotts
President		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)