Form 10-K
period 2010-12-31
Atrinsic, Inc.
filed 2011-04-07
CIK 1022899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
 Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed using the closing price of $3.64, as of June 30, 2010, was $10,768,454.

As of March 31, 2011, the issuer had 6,978,745 shares of common stock issued and outstanding (which number excludes 681,509 shares issued and held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

Part I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources of Atrinsic, Inc. (“Atrinsic,” or the “Company”). These forward-looking statements include, without limitation, statements regarding: proposed new services including, without limitation, the Company’s Kazaa digital music subscription service; the Company’s expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for the Company’s business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of when, or how, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our limited cash and ability to operate as a going concern;
•	the risk that our Kazaa asset purchase does not close;
•	the highly competitive and resource intensive market in which we operate;
•	our ability to develop and market our products and services;
•	costs and requirements as a public company;
•	other factors, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Adjustment for Reverse Stock Split

On December 2, 2010, we effected a 1-for-4 reverse stock split of our common stock. Unless clearly indicated in this report on Form 10-K to the contrary, all references to stock price or number of shares of common stock contained in this report (whether prior to, on or after December 2, 2010) are presented on an “as adjusted” basis to reflect the effect of the reverse stock split.

ITEM 1. BUSINESS

With respect to this discussion, the terms “we,” “us,” “our,” “Atrinsic”, and the “Company” refer to Atrinsic, Inc., a Delaware corporation and its wholly-owned subsidiaries, including New Motion Mobile, Inc. and Traffix, Inc. (“Traffix”), also Delaware corporations.

What We Do

Atrinsic, Inc. is a marketer of direct-to-consumer subscription products and an Internet search-marketing agency. We sell entertainment and lifestyle subscription products directly to consumers, which we market through the Internet. We also sell Internet marketing services to our corporate and advertising clients. We have developed our marketing media network, consisting of web sites, proprietary content and licensed media, to attract consumers, corporate partners and advertisers. We believe our marketing media network and proprietary technology allows us to cost-effectively acquire consumers for our products and for our corporate partners and advertisers.

Our business is focused on two key areas:
•	Direct-to consumer subscriptions, built around the Kazaa brand, and
•	Search and affiliate marketing, built around the Atrinsic Interactive brand.

Our direct-to-consumer subscription business is built around a recurring-revenue business model.  We are focused on digital music in the rapidly growing mobile space, and our lead offering, Kazaa, is a recognizable brand in this market.  We also provide alternative billing capabilities, allowing our subscribers to utilize payment methods other than just credit cards, to purchase our services.  Our core strategic focus for Kazaa and our direct-to-consumer subscription business is to build and sustain a large and profitable subscriber base and a growing and engaged audience and to deliver entertainment content to our customers anywhere, anytime and on any device, in a manner our customers choose.

Atrinsic Interactive, our affiliate network and search marketing agency, is a top ten search agency according to Advertising Age (2010) and a top-tier affiliate network.  We offer advertisers an integrated service offering across paid search, or search engine marketing (“SEM”), search engine optimization (“SEO”), display advertising, affiliate marketing, as well as offering business intelligence and brand protection services to our clients.  We work with all types and sizes of advertisers on a performance basis to assist them in acquiring customers at an attractive return on investment.  Our core strategic focus for Atrinsic Interactive is to build a leading independent search marketing agency and a top-five affiliate network.

Business Overview

In February 2008, New Motion, Inc., a subscription-based mobile content company which was originally incorporated  in 1994 under the laws of the state of Delaware under the original name, The Millbrook Press, Inc., merged with Traffix, Inc., an Internet marketing company.  Pursuant to the merger, Traffix became our wholly owned subsidiary and in June 2009, after approval by our stockholders, we changed our name from New Motion, Inc. to Atrinsic, Inc. and also changed our ticker symbol on the NASDAQ Global Market from “NWMO” to “ATRN.”

Since the merger with Traffix, we have engaged in several other transactions, including our purchase of the Ringtone.com assets in June 2008 for approximately $8.8 million in cash and notes.  This acquisition gave us a prominent domain from which to market our mobile content services. In addition, in October 2008, we acquired a 36% minority interest in The Billing Resource, LLC (“TBR”), initially contributing $2.2 million to its formation.  TBR is an aggregator of fixed line telephone billing, providing its customers with the ability to charge end user customer’s telephone bills for subscription services they deliver.

On July 31, 2009, the Company entered into an Asset Purchase Agreement (“ShopIt APA”) with ShopIt.com pursuant to which the Company acquired certain net assets from ShopIt.com, including but not limited to software, trademarks and certain domain names. In consideration for the assets, the Company at the closing cancelled $1.8 million in aggregate principal amount of indebtedness owed by ShopIt to the Company, paid to ShopIt $450,000 and issued 95,000 shares of the Company’s common stock.

On March 26, 2010, we entered into a Marketing Services Agreement (the “Marketing Agreement”) and a Master Services Agreement (the “Services Agreement”) with Brilliant Digital, Inc. (“Brilliant Digital”) effective as of July 1, 2009 (collectively, the “Agreements”), relating to the operation and marketing of the Kazaa digital music service.  The Agreements govern the operation of Brilliant Digital’s Kazaa digital music service, which is jointly operated by us and Brilliant Digital. Under the Marketing Services Agreement, we are responsible for marketing, promotional, and advertising services for the Kazaa business. Pursuant to the Master Services Agreement, we provide services related to the operation of the Kazaa business, including billing and collection services and the operation of the Kazaa online storefront.  Brilliant Digital is obligated to provide certain other services with respect to the Kazaa business, including licensing the intellectual property underlying the Kazaa business to Atrinsic, obtaining all licenses to the content offered as part of the Kazaa business and delivering that content to subscribers. As part of the agreements, we are required to make advance payments and expenditures of certain expenses incurred in order to operate the Kazaa business. These advances and expenditures are recoverable on a dollar for dollar basis against revenues generated by the business.

Beginning in April 2010, we began to take steps to eliminate unprofitable or marginally profitable lead generation activities and marketing programs from our product offerings, to focus the Company on businesses our Board believes will be more likely to generate long term value for our stockholders.

On October 13, 2010, we entered into amendments to the Agreements with Brilliant Digital and entered into an agreement with Brilliant Digital and Altnet, Inc., a wholly-owned subsidiary of Brilliant Digital, to acquire all of the assets of Brilliant Digital that relate to its Kazaa digital music service.

Among other things, the amendments extend the term of the Agreements from three years to thirty years, provide us with an exclusive license to the Kazaa trademark in connection with our services under the agreements, and modify the Kazaa digital music service profit share payable to us under the agreements from 50% to 80%. In addition, the amendments remove Brilliant Digital’s obligation to repay up to $2.5 million of advances and expenditures which are not otherwise recovered from Kazaa generated revenues and remove a $5 million cap on expenditures that we are required to advance to the operation of the Kazaa business. As consideration for entering into the amendments, we issued 1,040,358 shares of our common stock to Brilliant Digital.

On October 13, 2010, in addition to the amendments to the Agreements, we entered into an asset purchase agreement with Brilliant Digital to acquire all of the assets of Brilliant Digital that relate to the Kazaa business.  The purchase price for the acquired assets includes the issuance of an additional 1,781,416 shares of our common stock at the closing of the transaction, as well as the assumption of certain liabilities related to the Kazaa business. The closing of the transaction contemplated by the asset purchase agreement will occur when all of the assets associated with the Kazaa business, including the Kazaa trademark and associated intellectual property, as well as Brilliant Digital’s content management, delivery and customer service platforms, and licenses with third parties, have been transferred to us. The closing of the transaction is subject to approval by both our stockholders and Brilliant Digital’s stockholders, receipt of all necessary third party consents as well as other customary closing conditions. At the closing of the transactions contemplated by the asset purchase agreement, we have agreed to appoint two individuals to be selected by Brilliant Digital to serve on our Board. In addition, at the closing, the Marketing Services Agreement and Master Services Agreement will terminate.

In November, 2010, in connection with our announcement to purchase the assets of the Kazaa digital music service, we also undertook a restructuring of our existing operations to rapidly reduce certain expenditures.  The restructuring involves the consolidation of all of our activities in New York and includes the closure of our Canadian technology facility and the retrenchment of approximately 40 employees in the U.S. and in Canada.  In addition to the restructuring of our Canadian operations, which is substantially complete, we intend to transition the Kazaa functions and activities that are currently being carried out by personnel and contractors of Brilliant Digital, including development, backend and marketing operations, to the U.S. from Sydney, Australia.

On December 2, 2010, in order to meet the $1.00 minimum bid price continued listing standard on the NASDAQ Global Market, we effected a 1-for-4 reverse stock split of our common stock, after approval by our stockholders.  Subsequent to the reverse split, we regained listing compliance on the Nasdaq Global Market.

Financing

In order to fund operations, we need to raise additional capital.  We are currently working with an independent financial advisory firm to assist us in structuring a financing arrangement and to engage an investment bank to assist us in raising debt or equity capital to fund our immediate cash needs and to finance our longer term growth to further develop the Kazaa business and grow our subscriber base.  We currently have no formal arrangements in place with respect to additional financing and there is no guaranty funding will be available on favorable terms or at all. If we cannot obtain such funds, we will need to significantly curtail or cease our operations.  In addition, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.

We continue to evaluate the sale of certain of our assets and businesses.  We cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets.  Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and contribution associated with the divested business, and the disruption of operations in the affected business.  Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. An inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

Ability to Continue as a Going Concern

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report of our independent registered public accountants, KPMG LLP, includes an explanatory paragraph related to our ability to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our current levels of expenditures, including subscriber acquisition costs, operating expense, including product development, and overhead, (ii) our ongoing working capital needs, (iii) the uncertainty concerning the outcome of any financing, (iv) our fiscal year net losses of $19.7 million and $29.5 million for the years ending December 31, 2010 and 2009, respectively, (v) our $11.2 million and $3.0 million in cash used for operating activities for the years ending December 31, 2010 and 2009, respectively, (vi) the outstanding balance of cash and cash equivalents of $6.3 million as of December 31, 2010, and (vii) our budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

For periods subsequent to December 31, 2010, we expect our losses to continue if we make expenditures to develop the Kazaa service, acquire subscribers for the Kazaa digital music service, and are not able to reduce other operating expenses and overhead sufficiently to a level in line with our level of revenues.  If we are unable to increase revenues sufficiently or decrease our expenditures to a sustainable level, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to, among other factors: (i) consummate a suitable financing, or obtain financing from the sale of our assets or lines of business, (ii) scale our Kazaa subscriber base to a level where the monthly revenue generated from our subscriber base exceeds subscriber acquisition costs, net of expenses required to operate Kazaa, (iii) continue to generate revenue from our legacy subscription products without billing or service disruption, (iv) eliminate or reduce operating and overhead expenditures to a level more in line with our revenue, (v) improve utilization of the Kazaa digital music service and improve Lifetime Value (“LTV”) of subscribers to that service, (vi) acquire profitable subscribers to the Kazaa digital music service at cost effective rates,(vii) grow our search marketing agency revenue base through the addition of new customers or expansion of business with existing customers and, (viii) expand margins in our search marketing agency and on our affiliate platform.  While we address these operating matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with developing and operating the Kazaa digital music service, as well as funding overhead and the working capital needs of our other businesses.  If we are not able to obtain sufficient funds through a financing, or if we experience adverse outcomes with respect to our operational forecasts, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See Item 1A—“Risk Factors” included in this Annual Report on Form 10-K regarding additional risks we face with respect to these matters.

In the near term, we are focused on: (i) raising debt or equity capital to fund our immediate cash needs and to finance our longer term growth to further develop the Kazaa business and grow our subscriber base, and (ii) pursuing various means to minimize operating costs and increase cash. We cannot provide assurance that we will be able to realize the cost reductions in our operations, or that we can obtain additional cash through asset sales or the issuance of  debt or equity. If we are unsuccessful in our efforts we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

Direct-to-Consumer Subscription Services

The Kazaa digital music service is our principal premium direct-to-consumer subscription product.  Although we have a broad offering of direct-to-consumer subscription products, Kazaa is central to our strategy to become a leading direct-to-consumer business and as a result is an important focus for management. Kazaa gives users unlimited access to millions of CD-quality tracks. For a monthly fee users can stream music or download unlimited music files and play those files on up to five separate computers or devices, and download unlimited ringtones to a mobile phone. Unlike other music services that charge you every time a song is downloaded, Kazaa allows users to listen to and explore as much music as they want for one monthly fee, without having to pay for every track or album. Consumers are billed for this service on a monthly recurring basis through a credit card, landline, or mobile device. Royalties are paid to the rights’ holders’ for licenses to the music utilized by this digital service.

Over an extended period of time, our ability to generate incremental consumer subscription revenues relies on our ability to increase the number of subscribers to our products as well as to improve the LTV of those subscribers.  In order to increase LTVs, we must improve billing efficiencies and, importantly, enhance the benefits our subscription products provide our customers.

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

Atrinsic Interactive (Transactional Services)

We develop and manage search engine marketing campaigns for our third party advertising clients, as well as for our own services – like Kazaa.  Historically, these services developed as a result of our in-house expertise and technology which we used to support our own performance marketing network.  Using proprietary technology, we build, manage and analyze the effectiveness of hundreds of thousands of Pay Per Click (“PPC”) keywords in real time across each of the major search engines, including Google, Yahoo and Bing.  For our own products, we employ the same search marketing and optimization strategies that we deploy on behalf of advertisers, providing scalable search strategies, including organic and paid search campaigns.  Our paid search team utilizes intelligent search tools to drive sales at the lowest cost for advertisers.  Our goal is to manage our advertisers' media mix properly and minimize cannibalization between marketing channels.  We also perform search engine optimization services, for which advertising clients are billed monthly.  We are focused on targeting and maintaining clients that participate across all of the services Atrinsic Interactive offers, including SEM, SEO and affiliate marketing.

We also offer advertisers additional online marketing services, including a display media platform, online and business intelligence, and brand protection.  We provide advertisers with brand protection to mount a defense against online risks to an advertiser’s brand.  Our brand protection provides advertisers with a high degree of visibility and actionable intelligence to curb online abuse.  Our business intelligence allows us to audit and analyze our advertisers' activities, their competitors' activities, industry trends and the marketplace as a whole.

Our affiliate platform, the Atrinsic Affiliate Network, offers a full-service solution for branded advertisers.  The platform assists advertisers in increasing their marketing return on investment while protecting their brand in an ever more crowded marketplace.  Using the platform, advertisers create partnerships with publishers to drive website traffic, customer acquisitions, and online sales. Our affiliate network is built on a proprietary software platform which increases transactional transparency between publishers and advertisers, giving both parties access to useful and high quality data.  Through the use of comprehensive reporting, trademark monitoring and our proprietary business intelligence and fraud protection tools, our team is able to identify opportunities and flag potential concerns for or clients.  Our affiliate platform also provides integration features for mobile and social marketing.

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

Digital Music:  Although consumers are fundamentally changing the way that they interact with and utilize music content, overall U.S. music sales remain significant, at 1.5 billion units in 2009, the second year above $1.5 billion, according to Nielson SoundScan.  As the format used for digital music distribution is evolving to become more user friendly and increasingly device compatible, digital music penetration is rapidly increasing.  In 2009 there were 1.2 billion digital track downloads in the U.S. according to Nielsen SoundScan and digital music represents approximately 27% of the total market for music, and is growing at double digits, according to IFPI.  In the U.S., digital music adoption is even greater, accounting for 40% of music sales, also according to IFPI. With the increased availability of compatible music, consumers are embracing technologies and services that allow them to conveniently obtain, manage and move digital content in an easy and affordable manner.  The growth of consumer Internet connectivity, particularly broadband, WiFi, and the deployment of 3G and 4G+ mobile networks, has increased consumer access to digital media and enabled consumers to transfer data more quickly than ever before. According to Morgan Stanley Research, mobile Internet usage is expected to eclipse desktop Internet usage within the next three years.  And according to Nokia, there will be 1.0 billion mobile broadband subscriptions by the end of 2011, and 3.8 billion by 2015.  We believe these trends, along with other new technologies, will improve consumers’ access to digital media.

As transfer speed for digital media to consumers’ PCs via the Internet, to other non-PC Internet connected devices and to consumers’ mobile phones via WiFi and 3G and 4G+ networks continues to improve, we believe that consumers will continue to seek products and services that help them quickly and easily find and access content, manage their own collection of digital assets, and help them enjoy, access and move their music collection from their PCs to other media such as CDs, DVDs and digital entertainment devices, including portable MP3 players, mobile phones, smart phones, tablets and pads.  Portable devices, including smart phones, have proliferated and their uses have increased.  Portable digital music devices have revolutionized the way consumers listen to music.  Many users are playing back digital music, spoken word and video content via consumer electronics devices such as smart phones, tablets and pads.

Mobile Content and Marketing Landscape:  The wireless market has emerged as a result of the rapid growth and significant technological advancement in the wireless communications industry.  Wireless carriers are delivering new handsets to new and existing subscribers which have the capability to download rich media content.  Due to the increase in advanced mobile phones and smart phones with the capabilities to handle rich media downloads, the potential market for mobile services will increase significantly in the coming years.  We expect that as a result of our mobile billing expertise, Internet marketing experience and unique content offerings that we will be able to capitalize on this rapidly growing market.

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

Technology Platform

We utilize proprietary technologies to generate real-time marketing results for our direct to consumer subscriptions business and for our advertising clients.  Our proprietary technology continually analyzes marketing results to gauge whether we are generating adequate results, and whether the media is being utilized cost-efficiently, and to determine whether different marketing techniques will yield better overall results. We also employ other proprietary tools which allow us to monitor and analyze, in real time, our marketing and media costs associated with various marketing activities. The technology allows us to adjust marketing efforts immediately towards the most effective campaigns and mediums. These tools allow us to be more efficient and effective in our media buys. We believe we have a low cost per acquisition rate, due in large part to the application of these technologies.

In order to enhance the value of our leads and data, we utilize proprietary validation technology, including cross-checking and employing service bureau database lookups for our core products and services.

Employees

As of December 31, 2010, Atrinsic had 41 employees and full-time consultants in the United States and Canada. We have never had a work stoppage and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

There is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements included in this Annual Report on Form 10-K are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report of our independent registered public accountants, KPMG LLP, includes an explanatory paragraph related to our ability to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our current levels of expenditures, including subscriber acquisition costs, operating expense, including product development, and overhead, (ii) our ongoing working capital needs, (iii) the uncertainty concerning the outcome of any financing, (iv) our fiscal year net losses of $19.7 million and $29.5 million for the years ending December 31, 2010 and 2009, respectively, (v) our use of $11.2 million and $3.0 million of cash used for operating activities during the years ending December 31, 2010 and 2009, respectively, (vi) the outstanding balance of cash and cash equivalents of $6.3 million as of December 31, 2010, and (vii) our budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

For periods subsequent to December 31, 2010, we expect losses to continue if we maintain expenditures to develop the Kazaa service, acquire subscribers for the Kazaa digital music service, and are not able to reduce other operating expenses and overhead sufficiently to a level in line with our level of revenues.  If we are unable to increase revenues sufficiently or decrease our expenditures to a sustainable level, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to, among other factors: (i) consummate a suitable financing, or obtain financing from the sale of our assets or lines of business, (ii) scale our Kazaa subscriber base to a level where the monthly revenue generated from our subscriber base exceeds subscriber acquisition costs, net of expenses required to operate Kazaa, (iii) continue to generate revenue from our legacy subscription products without billing or service disruption, (iv) eliminate or reduce operating and overhead expenditures to a level more in line with our revenue, (v) improve utilization of the Kazaa digital music service and improve LTVs of subscribers to that service (vi) acquire profitable subscribers to the Kazaa digital music service at cost effective rates(vii) grow our search marketing agency revenue base through the addition of new customers or expansion of business with existing customers, and (viii) expand margins in our search marketing agency and on our affiliate platform.  While we address these operating matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with developing and operating the Kazaa digital music service, as well as funding overhead and the working capital needs of our other businesses.  If we are not able to obtain sufficient funds through a financing, or if we experience adverse outcomes with respect to our operational forecasts, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on: (i) raising debt or equity capital to fund our immediate cash needs and to finance our longer term growth to further develop the Kazaa business and grow our subscriber base, and (ii) pursuing various means to minimize operating costs and increase cash. We cannot provide assurance that we will be able to realize the cost reductions in our operations, or that we can obtain additional cash through asset sales or the issuance of debt or equity. If we are unsuccessful in our efforts we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

We continue to evaluate the sale of certain of our assets and businesses. We cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets.  Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues associated with the divested business, and the disruption of operations in the affected business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. An inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

If our purchase of the Kazaa assets does not close, the price of our common stock could decline and our future business and operations could be harmed.

The Company's and Brilliant Digital’s obligations to complete the purchase and sale of the Kazaa assets is subject to conditions, many of which are beyond the control of the parties. If the transaction is not completed for any reason:
•	The price of our common stock may decline;
•	We will incur costs related to the transaction, such as financial advisory, legal, accounting, proxy solicitation and printing fees, even if the transaction is not completed;
•	We will not be able to realize the expected benefits of the acquisition which are a significant component of our growth strategy;
•	We may not be able to operate as effectively under the existing Marketing Services Agreement and Master Services Agreement, which agreements are to remain in place if the transaction does not close,

All of which may harm our business and operations.

We have experienced a significant reduction in revenue and have been using cash to fund operations. If we cannot halt this revenue decline and reduce expenditures we may have to cease operations.

The Company has experienced a significant revenue decline and degradation in business prospects over the past two years, and as a result the Company has used a significant amount of cash to fund its operations. The Company’s cash and cash equivalents were $6.3 million as of December 31, 2010, which is a $10.6 million decline from the $16.9 million as of December 31, 2009. If we are unsuccessful at stabilizing or slowing the decline in our revenue, and our associated use of cash to fund operations, or if we cannot raise cash through financing alternatives, then we will need to significantly curtail or cease operations.

The working capital requirements for companies in the digital music industry is significant

The digital music industry is highly competitive and as a result of the industry’s characteristics, subjects market participants to significant working capital requirements, as is evidenced by the numerous companies in the industry that have experienced significant losses.  If we are to attract and retain talented employees, acquire subscribers and enhance and improve the Kazaa digital music service, which we will need to do if we are to be successful, we will have significant capital requirements.  There is no guarantee additional capital will be available on favorable terms or at all.

We will require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us or available to us under adverse circumstances, our business, operating results and financial condition may be harmed.

We will require additional capital to operate or expand our business. In addition, some of our current or future strategic initiatives, including continued growth of the Kazaa line of business, will require substantial additional capital resources before they begin to generate revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt or equity financing. If we do not have funds available to enhance our business, maintain the competitiveness of our technology and pursue business opportunities, we may not be able to service our existing subscribers and customers, or acquire new subscribers or customers , which could have an adverse effect on our business, operating results and financial condition.

We face risks in implementing our restructuring plan.

In connection with our announcement to purchase the assets of the Kazaa digital music service, we are undertaking a restructuring of our existing operations. Although the reorganization and consolidation of activities are expected to yield cost savings as a result of the reduction in headcount, the elimination of duplicative activities and combining or eliminating networking and other overhead costs, there can be no assurance that we will achieve the forecasted savings. Our remaining business may also suffer as a result of the restructuring due to the loss of employees, who have been involuntarily terminated, or employees who leave voluntarily. We may also face defections from customers who are unsure of our viability and may also receive less favorable terms than we currently receive from our vendors, as a result of their perception of the restructuring.  There can be no assurance that the restructuring will be completed effectively, with limited negative impact on our business.

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

The integration of Atrinsic and the business of Kazaa face challenges as a result of the differing geographical locations of the two businesses. In the event the transactions contemplated by the asset purchase agreement close, the combined company will be required to devote significant management attention and resources to integrating the Kazaa business and the assets into our operations. Delays in this process could adversely affect our business, financial results, financial condition and stock price. Even if we are able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.

We face intense competition in the sale of our subscription services and transactional and marketing services.

In our subscription service business, which includes the Kazaa music service, and our marketing services business, we compete primarily on the basis of marketing acquisition cost, brand awareness, consumer penetration and carrier and distribution depth and breadth.  We face numerous competitors, many of whom are much larger than us, who have greater financial and operating resources than we do and who have been operating in our target markets longer than we have.  In the future, likely competitors may include other major media companies, traditional video game publishers, telephone carriers, content aggregators, wireless software providers and other pure-play direct response marketers publishing content and media, and Internet affiliate and network companies.

If we are not as successful as our competitors in executing on our strategy in targeting new markets and increasing customer penetration in existing markets our sales could decline, our margins could be negatively impacted and we could lose market share, any and all of which could materially harm our business prospects, and potentially have a negative impact on our share price.

We may continue to be impacted by the effects of the current weakness of the United States economy.

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
•
the potential for concentrations of credit risk embedded in the amounts receivable from the aggregator should any one, or group of aggregators encounter financial difficulties, directly or indirectly, as a result of the current period of slower economic growth affecting the United States; or

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

As of December 31, 2010, the Company has received the $2.5 million in repayments from Brilliant Digital and we are dependent on the future net cash flow of the Kazaa music service to fully recoup the approximately $11.8 million of advances and expenditures we have made, net of cash received or reimbursed, as of December 31, 2010. There can be no assurance that the future net cash flows from the Kazaa music service will be sufficient to allow us to fully recoup our expenditures, which could materially and adversely affect our financial condition.

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

We are subject to continued listing requirements on the NASDAQ Global Market and if we are unable to meet such listing requirements, we could face delisting.

We are subject to continued listing requirements on the NASDAQ Global Market, which includes such criteria as a $1.00 minimum bid price requirement and minimum stockholders’ equity value of $10 million, as set forth in Listing Rule 5450(a)(1).  As of December 31, 2010, the value of our stockholders’ equity is $8.2 million.

The value of our stockholders’ equity can be increased through equity financing or through additions to retained earnings (or reductions in accumulated deficit).  We are actively seeking to engage in an equity financing, but there can be no assurance that we will be successful in this regard. If we are not successful in raising equity capital, or even if we are successful, if we continue to incur net losses (which will negatively impact the value of our stockholders’ equity), we are not likely to be able to meet or maintain the minimum stockholders’ equity value requirement to maintain our listing on the NASDAQ Global Market.

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

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors' responses to advertisements, and, validate mobile subscriptions, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts, and natural disasters. Through the end of 2010, we operated a data center in Canada (which we have begun the process of closing down and transferring data to servers owned by third parties in 2011) and have a co-location agreement with a service provider to support our operations. Therefore, any of the above factors affecting any of these areas could substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

We have been named as a defendant in litigation, either directly, or indirectly, with the outcome of such litigation being unpredictable; a materially adverse decision in any such matter could have a material adverse effect on our financial position and results of operations.

As described under the heading “Commitments and Contingencies,” or "Legal Proceedings" in our periodic reports filed pursuant to the Securities Exchange Act of 1934, from time to time we are named as a defendant in litigation matters. The defense of these claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been a named party, whether directly or indirectly, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. A materially adverse resolution of any of these lawsuits could have a material adverse effect on our financial position and results of operations.

We may incur liabilities to tax authorities in excess of amounts that have been accrued which may adversely impact our results of operations and financial condition.

As more fully described in Note 10, “Provision (Benefit) for Income Taxes” to our consolidated financial statements contained in annual report on Form 10-K, we have recorded significant income tax receivables. In November 2009 Congress passed the Worker Homeownership & Business Assistance Act of 2009 which allows businesses to carryback operating losses for up to 5 years. As a result of this Act we were able to carryback some of our 2009 taxable loss, resulting in a refund of $2.7 million, which was received in 2010. In the event that we are not able to successfully defend our tax positions, we may incur significant additional income tax liabilities and related interest and penalties which may have an adverse impact on our results of operations and financial condition.

If our efforts to attract prospective subscribers and to retain existing subscribers pertaining to our Kazaa business are not successful, our growth prospects and revenue will be adversely affected.

Our ability to grow our business and generate subscriber revenue depends on retaining and expanding our subscriber base. We must convince prospective listeners of the benefits of our service and existing listeners of the continuing value of our service.

Our ability to increase the number of our subscribers depends on effectively addressing a number of challenges and we may fail to do so. Some of these challenges include:

•	Providing subscribers with a consistent high quality, user-friendly and personalized experience;

•	continuing to build our catalog of music content that our listeners enjoy; and

•	continuing to innovate and keep pace with changes in technology and our competitors.

We depend upon third-party licenses for musical works and a change to or loss of these licenses could increase our operating costs or adversely affect our ability to retain and expand our listener base, and therefore could adversely affect our business.

To secure the rights to stream musical works embodied in sound recordings over the internet, Brilliant Digital maintains licenses from or for the benefit of copyright owners and pays royalties to copyright owners or their agents. We reimburse Brilliant Digital for these royalty payments.  These royalty payments represent a substantial cost in operating the Kazaa business.  Those who own copyrights in musical works are vigilant in protecting their rights and seek royalties that are very high in relation to the revenue that can be generated from the public performance of such works. There is no guarantee that the licenses available to Brilliant Digital now will continue to be available in the future or that such licenses will be available at the royalty rates associated with the current licenses. If we or Brilliant Digital are unable to secure and maintain rights to stream musical works or if we cannot do so on terms that are acceptable to us, our ability to stream music content to our listeners, and consequently our ability to attract subscribers, will be adversely impacted.

In order to stream musical works embodied in sound recordings over the internet, we must obtain public performance licenses and pay license fees to three performing rights organizations: Broadcast Music, Inc., or BMI, SESAC, Inc., or SESAC, and the American Society of Composers, Authors and Publishers, or ASCAP. These organizations represent the rights of songwriters and music publishers, negotiate with copyright users such as Brilliant Digital, collect royalties and distribute those royalties to the copyright owners they represent, namely songwriters and music publishers. Performing rights organizations have the right to audit our playlists and royalty payments, and any such audit could result in disputes over whether we have paid the proper royalties. If such a dispute were to occur, we could be required to pay additional royalties and the amounts involved could be material.

If our security systems are breached, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract listeners and advertisers.

Techniques used to gain unauthorized access are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our listeners, including credit card information and other personally identifiable information. If an actual or perceived breach of security occurs of our systems or a vendor’s systems, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract subscribers. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

We cannot control the actions of third parties who may have access to the subscriber data we collect. If such third parties’ use of subscriber data is not in compliance with the terms of our privacy policies, or if they fail to prevent unauthorized access to, or use of or disclosure of, subscriber information, we could be hindered or prevented in our efforts with respect to future growth opportunities.

Any failure, or perceived failure, by us to maintain the security of data relating to our listeners and employees, to comply with our posted privacy policy, laws and regulations, rules of self-regulatory organizations, industry standards, and contractual provisions to which we may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose listeners, advertisers, revenue, and employees.

We are subject to a number of risks related to credit card payments we accept.

We accept payments through credit card transactions. For credit card payments, we pay processing and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our products, or suffer an increase in our operating expenses, either of which could adversely affect our business, financial condition and results of operations.

If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our subscriber satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our business, financial condition and results of operations could be adversely affected.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. We must remain fully compliant with the Payment Card Industry, or PCI, Data Security Standard, or PCI DSS, a security standard with which companies that collect, store, or transmit certain data regarding credit, credit card holders, and credit card transactions are required to comply. Our failure to comply fully with PCI DSS may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also may subject us to fines, penalties, damages, and civil liability, and may result in the loss of our ability to accept credit card payments. Further, there is no guarantee that, even if PCI DSS compliance is achieved, we will maintain PCI DSS compliance or that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could adversely affect our business, financial condition and results of operations.

If we are unable to maintain our chargeback rate or refund rates at acceptable levels, credit card companies may increase our transaction fees or terminate their relationships with us. Any increases in such rates could adversely affect our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit card would significantly impair our ability to operate our business.

We currently are operating our business with vacancies in several key executive positions including our Chief Executive Officer.

In order to effectively operate our business and effect the necessary growth to meet our financial needs, the company is required to continuously set key strategic objectives and develop strategies to meet these objectives.  This function requires competent leadership within our organization.  Due to recent turnover of key executives, we are currently operating with several vacancies in executive positions, including our President and Chief Executive Officer.  If we are unable to attract and retain qualified officers to fill these rolls, our business, operating results and growth can be adversely affected.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

Atrinsic’s corporate headquarters are located at 469 7th Avenue, New York, NY.

The following table details the various properties leased and owned by us as of December 31, 2010.

Location	Leased/ Owned	Square Feet	Expiration
Dieppe, New Brunswick, Canada	Owned	17,000	N/A
469 7th Avenue, New York, NY	Leased	17,000	9/30/2018
1 Blue Hill Plaza, Pearl River, NY (a)	Leased	14,220	11/15/2011

The spaces listed above are adequate for our current needs and we believe suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations. Our owned property in Dieppe, Canada is not subject to a mortgage or any liens. Atrinsic’s telephone number is (212) 716-1977.

(a)
We terminated our lease agreement in the first quarter of 2011 pursuant to the Surrender of Lease Agreement for the former Traffix office located in Pearl River, New York.  In consideration for the lease termination, the Company agreed to pay the landlord a cancellation fee of $0.2 million in the form of an unsecured note payable. The termination of this resulted in a reduction of 2011 operating lease payments of $0.3 million.

ITEM 3. LEGAL PROCEEDINGS.

On March 10, 2010, Atrinsic received final approval of its settlement of the Class Action in the case known as Allen v. Atrinsic, Inc. f/k/a New Motion, Inc., formerly pending in Los Angeles County Superior Court.  This national settlement covers all of our mobile products, web sites and advertising practices through the date the final judgment was entered.  All costs of the settlement and defense were accrued for in 2008; therefore this settlement did not impact our results of operations in 2009 or 2010.  In addition to administrative costs and refunds, during the second quarter of 2010, we paid the $1.0 million settlement for the Class Action.

Because the terms of the settlement applied nationally, all other consumer class action cases pending against us were dismissed without payment of any monies.

On November 1, 2010, we received notice of final award from an arbitration panel relating to a Statement of Claim in an arbitration action against a past aggregator.  As a result of that arbitration award, we recorded an aggregate gain on legal settlement of approximately $1.1 million in the third and fourth quarters of 2010.  The terms of the award are confidential.

In November, 2009, we reached a settlement regarding a suit we had filed earlier that year against Mobile Messenger Americas, Inc. and Mobile Messenger Americas Pty, Ltd. (collectively Mobile Messenger) to recover monies owed us in connection with transaction activity incurred in the ordinary and normal course of business.  The complaint also sought declaratory relief concerning demands made by Mobile Messenger for indemnification for amounts paid by Mobile Messenger in late 2008 in settlement of a class action lawsuit in Florida, Grey v. Mobile Messenger, et al. (the “Florida Class Action”).  Mobile Messenger brought upon us a cross complaint, seeking injunctive relief, indemnification for the settlement of the Florida Class Action and other matters.  The terms of the settlement are confidential, but in general resulted in a complete dismissal of the entire action, including the cross-complaint, with prejudice.  Pursuant to the settlement agreement, independent auditors conducted an accounting of payments made to us by Mobile Messenger.  In August, 2010, the independent auditors issued their report detailing their findings which Mobile Messenger disputed, and as dictated by the terms of the settlement agreement, the parties have engaged in arbitration. We expect this matter to be finalized in the second quarter of 2011.  Any payments arising out of the settlement are not expected to have a material impact on our results from operations, beyond what we have already expensed and accrued for in 2009.

In the ordinary course of business, we are involved in various disputes, which are routine and incidental to the business and the industry in which we operate. In our opinion, the results of such disputes will not have a significant adverse effect on our financial position or results of operations. Of the approximately $5.2 million in total accrued expenses as of December 31, 2010, $0.3 million is associated with the legal contingencies disclosed above.

ITEM 4. Removed and Reserved

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 25, 2009, the Company changed its corporate name and ticker symbol from New Motion, Inc., (NWMO) to Atrinsic, Inc., (ATRN). Our common stock is quoted on The NASDAQ Global Market.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as well as the total number of shares of common stock traded during the periods indicated.  The following table reflects the high and low prices as reported by NASDAQ and adjusted for our December 2, 2010 1-for-4 reverse stock split.

			Average
			Daily
	High	Low	Volume
Year Ended December 31, 2010:
First Quarter	3.80	2.44	4,620
Second Quarter	4.48	3.28	5,629
Third Quarter	3.64	1.16	9,536
Fourth Quarter	2.97	1.44	14,081

Year Ended December 31, 2009:
First Quarter	5.84	3.00	44,077
Second Quarter	6.00	3.48	33,344
Third Quarter	5.68	3.60	14,863
Fourth Quarter	4.68	2.08	43,920

As of March 31, 2011, there were approximately 141 record holders of common stock. As of March 31, 2011, the closing sales price of our common stock as reported on the NASDAQ Global Market was $3.59 per share. Our transfer agent is American Stock Transfer & Trust Company and their phone number is (718) 921-8275.

Dividend Policy

We do not anticipate paying any dividends on our common stock for the foreseeable future. We intend to retain any future earnings to re-invest in our ongoing business. The declaration of cash dividends in the future will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

During the 2010 fiscal year, other than as provided below, we did not sell unregistered securities.

On September 28, 2010, we issued 7,500 shares of our common stock to Barretto Pacific Corporation.  The shares were issued in connection with certain advisory services provided by Barretto Pacific Corporation to us pursuant to a Services Agreement entered into between the parties on October 1, 2010.

On October 13, 2010, as described elsewhere in this report, we entered into amendments to our existing Marketing Services Agreement and Master Services Agreement with Brilliant Digital Entertainment, Inc. and entered into an agreement with Brilliant Digital and Altnet, Inc., a wholly-owned subsidiary of Brilliant Digital (collectively, “BDE”), to acquire all of the assets of BDE that relate to its Kazaa subscription based music service business.  As consideration for entering into the amendments, we issued 1,040,358 shares of our common stock to Brilliant Digital.

In connection with the above stock issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described above was registered under the Securities Act of 1933, as amended (the "Securities Act"). No general solicitation or advertising was used in connection with the sales and the sales were made only to accredited investors.  Each investor made representations that the shares were acquired for investment, for its own account, and without an intention of distributing the shares in violation of the Securities Act. In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion and analysis should be read together with the Consolidated Financial Statements of Atrinsic, Inc. and the “Notes to Consolidated Financial Statements” included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Atrinsic, Inc. for the fiscal years ended December 31, 2010 and 2009. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Executive Overview

Our business is focused on two key areas:

•	Direct-to consumer subscriptions, built around the Kazaa brand, and

•	Search and affiliate marketing, built around the Atrinsic Interactive brand.

Our direct-to-consumer subscription business is built around a recurring-revenue business model.  We are focused on digital music in the rapidly growing mobile space, and our lead offering, Kazaa, is a recognizable brand in this market.  We also provide alternative billing capabilities, allowing our subscribers to utilize payment methods other than just credit cards, to purchase our services.  Our core strategic focus for Kazaa and our direct-to-consumer subscription business is to build and sustain a large and profitable subscriber base and a growing and engaged audience and to deliver entertainment content to our customers anywhere, anytime and on any device, in a manner our customers choose.

Atrinsic Interactive, our affiliate network and search marketing agency, is a top ten search agency according to Advertising Age (2010) and a top-tier affiliate network.  We offer advertisers an integrated service offering across paid search, or search engine marketing (“SEM”), search engine optimization (“SEO”), display advertising, affiliate marketing, as well as offering business intelligence and brand protection services to our clients.  We work with all types and sizes of advertisers on a performance basis to assist them in acquiring customers at an attractive return on investment.  Our core strategic focus for Atrinsic Interactive is to build a leading independent search marketing agency and a top-five affiliate network.

See Item 1 –“Business,” for information on our history and background, what it is we do, including our financing activities and details on our ability to continue as a going concern, the contents of which are incorporated herein by reference.

Generally, our business principally serves two sets of customers – advertisers and consumers. Advertisers use our products and services to enhance their online marketing programs (Transactional revenue).  Consumers subscribe to our entertainment services, like Kazaa to receive premium content on the Internet and on their mobile device (Subscriptions). Each of these business activities – Transactional and Subscriptions – may utilize the same originating media or derive a customer from the same source (e.g. search); the difference is reflected in the type of customer billing and in the service that is provided.  In the case of Transactional revenue, which is primarily generated from our search marketing agency business, the billing is generally carried out on a service fee, percentage, or on a performance basis.  For Subscriptions, the end user (the consumer) is able to access premium content and in return is charged a recurring monthly fee to a credit card, mobile phone, or land-line phone.

In managing our business, we internally develop marketing programs to match users with our service offerings or with those of our advertising clients. For Subscriptions, our prospects for growth are dependent on our ability to acquire subscribers in a cost effective manner, have those customers stay as paying subscribers and to provide content and services to those subscribers in a cost effective manner. For our search marketing agency business, our prospects for growth are dependent on our ability to sell our services to new advertisers, expand our existing customer relationships and to improve our margins.  Results may also be impacted by economic conditions and the relative strengths and weakness of the U.S. economy, trends in the online marketing and telecommunications industry, including client spending patterns and increases or decreases in our portfolio of service offerings, including the overall demand for such offerings, competitive and alternative programs and advertising mediums, and risks inherent in our customer database, including customer attrition.

The principal components of our operating expense are labor, media and media related expenses (including media content costs, lead validation and affiliate compensation), product or content development and royalties or licensing fees, marketing and promotional expense (including sales commissions, customer service and customer retention expense) and corporate general and administrative expense. We consider our third party media cost and a portion of our operating cost structure to be predominantly variable in nature over a short time horizon, and as a result, we are immediately able to make modifications to this portion of our cost structure to what we believe to be increases or decreases in revenue and market trends. Conversely, a significant portion of our operating cost structure is considered to be predominantly fixed in nature over a short time horizon, making it more difficult to make modifications to this portion of our cost structure in response to increases or decreases in revenue and market trends.  These factors are important in monitoring our performance in periods when revenues are increasing or decreasing.

In connection with our announcement to purchase the assets of the Kazaa digital music service, in November, 2010, we also undertook a restructuring of our existing operations to rapidly reduce certain expenditures.  The restructuring involves the consolidation of all of our activities in New York and includes the closure of our Canadian technology facility and the retrenchment of approximately 40 employees in the U.S. and in Canada.  In addition to the restructuring of our Canadian operations, which is substantially complete, we intend to transition the Kazaa functions and activities that are currently being carried out by personnel and contractors of Brilliant Digital, including development, backend and marketing operations, to the U.S. from Sydney, Australia.

Kazaa Music Service

Atrinsic and Brilliant Digital Entertainment, Inc. (“Brilliant Digital”) jointly offer the Kazaa digital music service pursuant to a Marketing Services Agreement and a Master Services Agreement between the two companies.  Under the Marketing Services Agreement, we are responsible for marketing, promotional, and advertising services in respect of the Kazaa business. Pursuant to the Master Services Agreement, Atrinsic provides services related to the operation of the Kazaa business, including billing and collection services and the operation of the Kazaa online storefront. Brilliant Digital is obligated to provide certain other services with respect to the Kazaa business, including licensing the intellectual property underlying the Kazaa business to us, obtaining all licenses to the content offered as part of the Kazaa business and delivering that content to subscribers. As part of the agreements, we are required to make advance payments and expenditures in respect of certain expenses incurred in order to operate the Kazaa business. These advances and expenditures are recoverable on a dollar for dollar basis against revenues generated by the business.  Since inception on July 1, 2009, and through December 31, 2010, we have contributed $11.8 million net of revenue and recouped funds.

Also in accordance with the original Marketing Service Agreement and Master Service Agreement, Atrinsic and Brilliant Digital were to share equally in the “Net Profit” generated by the Kazaa music subscription service after all of our costs and expenses have been recouped. For the year ending December 31, 2010, we have presented in our statement of operations, Kazaa revenue of $10.7 million and expenses incurred for the Kazaa music service of $18.7 million, offset by $0.4 million of reimbursements from Brilliant Digital.  For the year ending December 31, 2009, we have presented in our statement of operations, Kazaa revenue of $2.7 million and expenses incurred for the Kazaa music service of $4.9 million, offset by $2.1 million of reimbursements from Brilliant Digital.

On October 13, 2010, we entered into amendments to our existing Marketing Services Agreement and Master Services Agreement with Brilliant Digital and entered into an agreement with Brilliant Digital to acquire all of the assets of Brilliant Digital that relate to its Kazaa subscription based music service business.

Among other things, the amendments extend the term of each of the Marketing Services Agreement and Master Services Agreement from three years to thirty years, provide us with an exclusive license to the Kazaa trademark in connection with our services under the agreements, and modify the Kazaa digital music service profit share payable to us under the agreements from 50% to 80%. In addition, the amendments remove Brilliant Digital’s obligation to repay up to $2.5 million of advances and expenditures which are not otherwise recovered from Kazaa generated revenues and remove the $5.0 million cap on expenditures that we are required to advance in relation to the operation of the Kazaa business. As consideration for entering into the amendments, we issued 1,040,358 unregistered shares of our common stock to Brilliant Digital.

The amendments to the Marketing Services Agreement and Master Services Agreement are part of a broader transaction between us and Brilliant Digital pursuant to which we will acquire all of the assets of Brilliant Digital that relate to its Kazaa digital music service business in accordance with the terms of an asset purchase agreement entered into between the parties. The purchase price for the acquired assets includes the issuance by us of an additional 1,781,416 unregistered  shares of our common stock at the closing of the transactions contemplated by the asset purchase agreement as well as the assumption of certain liabilities related to the Kazaa business. The closing of the transactions contemplated by the asset purchase agreement will occur when all of the assets associated with the Kazaa business, including the Kazaa trademark and associated intellectual property, as well as Brilliant Digital’s content management, delivery and customer service platforms, and licenses with third parties, have been transferred to us. The closing of the transactions contemplated by the asset purchase agreement is subject to approval by our stockholders and the stockholders of Brilliant Digital, receipt of all necessary third party consents as well as other customary closing conditions. There is no guarantee that such approvals will be obtained.  At the closing of the transactions contemplated by the asset purchase agreement, we have agreed to appoint two individuals to be selected by Brilliant Digital to serve on our Board of Directors. In addition, at the closing, each of the Marketing Services Agreement and Master Services Agreement will terminate.

Our Strategy

In order to build and sustain a large and profitable subscriber base and a growing and engaged audience and to deliver entertainment content to our customers anywhere, anytime and on any device, in a manner our customers choose, we are incurring media, product and distribution and marketing expenses to acquire customers today so that we can build a substantial subscriber base to generate subscription revenue in the future.

Merchandising, Content and Product Development.  Our merchandising and product strategy is geared towards improving customer retention and increasing LTV.  On an ongoing basis, we are enhancing the user experience on Kazaa through preference engine improvements, greater search capabilities and user interface modifications.  Product development initiatives include the development of mobile browser optimization so that users of smart phones and other mobile devices can stream music directly from Kazaa.com without having to download an application.  Our music service offered through Kazaa.com is a fully licensed digital music service.  We pay rights’ holders’ royalties on tracks downloaded or streamed and our subscribers have access to millions of tracks.  On Kazaa.com, subscribers can browse, search and listen to music and get detailed information on tracks and albums and rankings.  Kazaa’s artist radio feature allows users to automatically generate deep and rich playlists based off of listener habits and preferences.  We also utilize social media channels and multiple forms of communications to connect with our users in a relevant way to improve retention and encourage utilization.

Disciplined Approach to Marketing.  We employ a multifaceted approach to generating subscribers for ourselves.  We are focused on  acquiring customers through multiple online distribution channels in a cost effective manner, including affiliate marketing, search, social media, display, email/SMS and organic traffic, or SEO.  We look to optimize our marketing spend with respect to number of subscribers, revenue and costs.  We also have a network of our own media, consisting of music, games and lifestyle websites and proprietary content to attract consumers.  Our strategy is to improve the cost effectiveness of our customer acquisition by improving the attractiveness of our existing web properties and offerings and by employing innovative marketing techniques, to source and expand traffic. Our disciplined approach to marketing enables us to lower our customer acquisition costs, relative to the LTV of our subscribers.

Lead Validation and Billing Efficiency .  We are pursuing a number of value enhancing strategies to increase the conversion of leads into subscribers of our direct-to-consumer subscription services.  By validating the submission of online information through automated data lookups and validation, we are able to increase the value of a lead or visitor to our web sites.  Such lead value enhancement techniques assist us in improving the conversion of users into subscribers to our direct-to-consumer subscription services and the corresponding increases in LTVs that result from more highly qualified subscribers.

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

In order to build a leading independent search marketing agency and a top-five affiliate network, we are leveraging our multi-channel marketing expertise and technology to drive advertisers’ results.

Integrated Services and Performance Focus.  In order to be a leading marketing agency, we are deploying innovative search engine optimization and search marketing techniques to attract users to our advertisers’ web sites.  Our paid search team utilizes intelligent search tools to drive sales at the lowest cost for advertisers and our multi-channel path to conversions enables us to see the entire conversion funnel across any online marketing channel.  Adding more services revenue will involve prospecting a targeted set of clients who are natural consumers of our services.  Our initiatives include delivering an integrated suite of services, which include search engine marketing services, search engine optimization, display advertising, and affiliate marketing.  Our ability to integrate brand protection and competitive intelligence is a source of differentiation and growth for our existing and new client base.

Technology Platforms. In order to be competitive in the area of online marketing services, particularly in search related marketing services and affiliate networking, we are continually improving our technology capabilities.  Our affiliate marketing platform facilitates easy partnerships for advertisers and publishers to drive website traffic and is a transparent software platform, giving both parties access to high quality data.  On our affiliate platform we use comprehensive reporting, trademark monitoring and proprietary business intelligence tools to aid advertisers in customer acquisition.

Results of Operations for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Revenues presented by type of activity are as follows for the year ended December 31:

	(in thousands)
			Change	Change
	For the Year Ended December 31,		Increase (Decrease)	Increase (Decrease)
	2010	2009	$	%

Subscription	$19,021	$22,254	$(3,233)	-15%
Transactional	21,005	46,835	(25,830)	-55%

Total Revenues	$40,026	$69,089	$(29,063)	-42%

Revenues decreased approximately $29.1 million, or 42%, to $40.0 million for the year ended December 31, 2010, compared to $69.1 million for the year ended December 31, 2009.

Subscription revenue consists of content applications billed direct to consumers via mobile or land based telephone lines or credit card. These services are delivered through the Internet to PCs, or mobile phones, or through other Internet-connected devices. Subscription revenue decreased by approximately $3.2 million, or 15%, to $19.0 million for the year ended December 31, 2010, compared to $22.2 million for the year ended December 31, 2009. Subscription revenue for the year ended December 31, 2010 includes an increase in Kazaa revenue of $8.0 million compared to the year ended December 31, 2009, without which, our subscription revenue would have decreased by 50%, or $11.0 million year-over-year.  As of December 31, 2010, the Company had approximately 205,000 subscribers, compared to 338,000 as of December 31, 2009.  This decrease in subscribers was partly offset by a 22% increase in average revenue per user (“ARPU”) to approximately $6.11 for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in ARPU was the result of the higher retail price point of the Kazaa digital music subscription service and improvements in billing efficiency. As of December 31, 2010, the Company has approximately 77,000 Kazaa subscribers.  Relative to the approximately 80,000 Kazaa subscribers we had at the end of 2009, for all of 2010, we experienced a net decrease of 3,000 Kazaa subscribers (new subscriber additions, net of attrition).

Transactional revenue is principally derived from our search marketing agency business, which consists of targeted and measurable online campaigns and programs for advertisers, to generate qualified customer leads, sales transactions, or increased brand recognition. Transactional revenue decreased by approximately $25.8 million or 55% to $21.0 million for the year ended December 31, 2010 compared to $46.8 million for year ended December 31, 2009. The decrease in revenue was attributable to the loss of accounts and a reduction in discretionary advertising expenditures by our clients, as well as a result of a restructuring of our agency activities. Beginning in the second quarter, and substantially completed by the end of the third quarter, the Company took proactive steps to eliminate any unprofitable or marginally profitable lead generation campaigns and marketing programs from its Transactional offerings. These steps had the effect of curtailing lead generation sales volume, contributing to the decrease in revenue compared to the year ago period. As a result of this restructuring, the bulk of our Transactional revenue now consists of revenue generated from our search agency business, together with higher yielding marketing campaigns.

Operating Expenses

	(in thousands)
			Change	Change
	For the Years Ended December 31,		Increase (Decrease)	Increase (Decrease)
	2010	2009	$	%
Operating Expenses
Cost of Media – 3rd party	$22,513	$43,313	$(20,800)	-48%
Product and distribution	20,193	10,559	9,634	91%
Selling and marketing	4,038	8,386	(4,348)	-52%
General, administrative and other operating	9,083	14,706	(5,623)	-38%
Depreciation and Amortization	1,644	3,698	(2,054)	-56%
Impairment of Goodwill and Intangible Assets	4,850	17,289	(12,439)	-72%

Total Operating Expenses	$62,321	$97,951	$(35,630)	-36%

Cost of Media

Cost of Media – 3rd party decreased by $20.8 million to $22.5 million for the year ended December 31, 2010 from $43.3 million for the year ended December 31, 2009. Cost of Media – 3rd party includes media purchased for monetization of both Transactional and Subscription revenues. The decrease in Cost of Media – 3rd party was due to two primary factors. First, approximately 85% of the decrease in Cost of Media – 3rd party was due to the decline in Transactional related revenue which resulted in a corresponding reduction in purchased media. Second, the remaining 15% of the decrease in Cost of Media – 3rd party was due to significantly lower subscriber acquisition rates, and in turn, a lower number of subscribers acquired.

The rate of subscriber acquisitions is based on a number of factors, not least of which is subscriber acquisition cost, or “SAC.” During the year ended December 31, 2010, management moderated and limited the rate of subscriber acquisitions in response to (i) the need to preserve cash, (ii) changes in its alternative billing processes, and (iii) anticipated improvements and enhancements to the Kazaa digital music service.

During the year ended December 31, 2010, the Company added approximately 396,000 new subscribers, over half of which were Kazaa subscribers. This level of customer acquisition was not sufficient to replace the Company’s existing subscriber base during the year: “Net Adds,” which represents the number of subscribers acquired, net of subscriber attrition, which was a negative 133,000 for the year ended December 31, 2010. Cost of media for the year ended December 31, 2010 includes an increase in Kazaa-related Cost of Media – 3rd party of $2.3 million compared to the year ended December 31, 2009. We anticipate that  our share of the future cash flows of the Kazaa music service to exceed these Kazaa cost of media expenses, although there can be no assurance of this.

During 2010, the Company estimates that its SAC per subscriber was approximately $15.34, which reflects a 10% increase in SAC from the year ago period. SAC is dependent on a number of factors, including prevailing market conditions, the type of media, and the ability of the Company to convert leads into subscribers. The Company expects that SAC will fluctuate from period to period based on all of these factors. Management will continue to monitor SAC closely to ensure that the Company acquires customers in a cost effective manner for both its transactional and subscription services. Because of its strictly variable nature, this decrease was proportionately correlated to the decline in the related revenue.

Product and Distribution

Product and distribution expense increased by $9.7 million to $20.2 million in the year ended December 31, 2010 as compared to $10.5 million for the year ended December 31, 2009. Product and distribution expenses are costs necessary to provide licensed content and development and support for our products, websites and technology platforms – which drive both our Transactional and Subscription-based revenues. Compared to the year ended December 2009, in the year ended December 31, 2010 we experienced higher product and distribution expenses of $10.2 million as a result of costs incurred to further develop the Kazaa music service and greater royalty and license expense payable to content owners, also associated with Kazaa. We anticipate that our share of the future cash flows of the Kazaa music service to exceed these Kazaa product and distribution expenses, although there can be no assurance of this. This increase in costs related to Kazaa was partly offset by decreases in staffing costs as we have reduced the number of employees companywide during 2010.   Included in product and distribution cost is stock compensation expense of $54,000 and $111,000 for the years ended December 31, 2010 and 2009, respectively.

Selling and marketing

Selling and marketing expense decreased by $4.4 million to $4.0 million in the year ended December 31, 2010 as compared to $8.4 million for the year ended December 31, 2009. The decrease is primarily due to a reduction in salaries and other marketing costs, in accordance with the decrease in our revenue over the same period. Included in selling and marketing cost is stock compensation expense of $43,000 for the year ended December 31, 2010.

General, Administrative and Other Operating

General and administrative expenses decreased by approximately $5.6 million to $9.1 million for the year ended December 31, 2010 compared to $14.7 million for the year ended December 31, 2009. The decrease is primarily due to a reduction in workforce, and associated savings, a decrease in professional fees and other efforts to reduce the Company’s overall levels of overhead. The rate of decrease in general, administrative and other operating expense, on a year-over-year basis, is slower than for some other components of operating expenses because of the fixed nature of general and administrative costs, relative to the more variable based costs inherent in other categories of operating expense. Included in general and administrative expense is stock compensation expense of $1.0 million and $0.7 million for the year ended December 31, 2010 and 2009.

Depreciation and amortization

Depreciation and amortization expense decreased $2.1 million to $1.6 million for the year ended December 31, 2010 compared to $3.7 million for the year ended December 31, 2009 as a result of a reduction in amortization for intangibles, due to the fact that we recorded an impairment charge of $4.1 million at December 31, 2009.   This was partly offset by an increase in depreciation due to a write-off of $0.4 million in property, plant and equipment related to the decision to shut down the Canada facility.

Impairment of Goodwill and Intangible Assets

The Company conducts its annual impairment test in the fourth quarter of the year, unless an event occurs prior to the fourth quarter that would more likely than not reduce the fair value of the Company below its carrying amount. In connection with our annual indefinite lived intangible asset impairment testing conducted in the fourth quarter, and for the year ended December 31, 2010, we determined there was impairment of the carrying value of indefinite lived intangible assets and recorded a non-cash charge of $1.5 million compared to an impairment charge of $2.0 million in 2009. In 2009, goodwill of $13.1 million was also impaired. The goodwill and indefinite lived intangibles impairment, the majority of which is not deductible for income tax purposes, is primarily due to our declining market price, reduced expectations for future operating results and reduced valuation multiples. Such negative factors are reflected in our stock price and market capitalization.

As a result of significant adverse changes in the business climate, the Company concluded that triggering events had occurred and the Company tested long-lived assets for impairment as of December 31, 2010 and 2009. The Company determined the fair value of such long lived assets and recognized an impairment charge of $3.4 million and $2.2 million for the years ended December 31, 2010 and 2009 respectively.

Loss from Operations

Operating loss decreased to approximately $22.3 million for the year ended December 31, 2010 compared to $28.9 million for the year ended December 31, 2009. Excluding the effect of intangible asset impairment in 2010 and 2009, operating loss increased to approximately $17.4 million for the year ended December 31, 2010, compared to $11.6 million for the year ended December 31, 2009. The higher operating loss is the result of the revenue decrease, together with proportionately higher product and distribution expense offset by an improvement in the Cost of Media – 3rd party margin, selling and marketing expenses and general and administrative expenses.

Interest income and dividends

Interest and dividend income decreased approximately $62,000 to $10,000 for the year ended December 31, 2010, compared to $72,000 for the year ended December 31, 2009. The reduction is mainly due to a decrease in the balances of cash and marketable securities at December 31, 2010 compared to December 31, 2009, as well as a reduction in the rate of return on invested capital.

Interest expense

Interest expense was $16,000 for the year ended December 31, 2010 compared to $76,000 for the year ended December 31, 2009.

Other Income

Other income was $1.7 million for the year ended December 31, 2010 compared to other income of $5,000 for the year ended December 31, 2009. Other income for 2010 was principally comprised of legal settlements and awards (see “Item 3 – Legal Proceedings”)

Income Taxes

Income tax (benefit) expense, before noncontrolling interest and equity in loss (income) of investee, for the year ended December 31, 2010 and 2009 was $(1.1) million and $0.6 million, respectively and reflects an effective tax rate of (5.2)% and 2.2% respectively. The effective tax rates were computed taking into consideration non-deductible impairment charges of $12.1 million for 2009, and the change in the income tax valuation allowance of $8.2 million and $11.1 million for 2010 and 2009, respectively.

Equity in (Loss) Income of Investee

Equity in loss of investee was $183,000 net of taxes at December 31, 2010 compared to equity in income of $59,000 for the year ended December 31, 2009, and represents our 36% interest in The Billing Resource, LLC (TBR).

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest was $28,000 for the year ended December 31, 2009. This related to our investment in MECC which was dissolved in June 2009.

Net Loss Attributable to Atrinsic, Inc.

Net loss attributable to Atrinsic Inc., decreased by $9.8 million to $19.7 million for the year ended December 31, 2010 as compared $29.5 million for the year ended December 31, 2009. This decrease resulted from the factors described above.

Liquidity and Capital Resources

We continually project anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. As of December 31, 2010, we had cash and cash equivalents of approximately $6.3 million and working capital of approximately $2.1 million. We used approximately $11.2 million in cash for operations during the year ended December 31, 2010 and, contingent on prospective operating performance may require reductions in discretionary variable costs and other realignments to permanently reduce fixed operating costs. We generated $0.7 million in cash from investing activities, principally from a return of capital from The Billing Resource. Cash used in financing activities was minimal during the fiscal year ended December 31, 2010.

In order to fund operations, we need to raise additional capital.  We are currently working with an independent financial advisory firm to assist us in structuring a financing and to engage an investment bank to raise debt or equity capital to fund our immediate cash needs and to finance our longer term growth to further develop the Kazaa business and grow our subscriber base.  We currently have no formal arrangements with respect to additional financing in place and there is no guaranty funding will be available on favorable terms or at all. If we cannot obtain such funds, we will need to significantly curtail or cease our operations.  In addition, the sale of additional equity securities or convertible debt could result in dilution to our stockholders.

We continue to evaluate the sale of certain of our assets and businesses.  We cannot provide any assurance that we will be successful in finding suitable purchasers for the sale of such assets.  Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing. In addition, divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues associated with the divested business, and the disruption of operations in the affected business.  Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of significant financial and employee resources. An inability to consummate identified asset sales or manage the post-separation transition arrangements could adversely affect our business, financial condition, results of operations and cash flows.

There is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Annual Report on Form 10-K are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The historical consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern. The report of our independent registered public accountants, KPMG LLP, includes an explanatory paragraph related to our ability to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our current levels of expenditures, including subscriber acquisition costs, operating expense, including product development, and overhead, (ii) our ongoing working capital needs, (iii) the uncertainty concerning the outcome of any financing, (iv) our fiscal year net loss of $19.7 million and $29.5 million for the years ending December 31, 2010 and 2009, respectively, (v) our $11.2 million and $3.0 million of cash used for operating activities during the years ending December 31, 2010 and 2009, respectively, (vi) the outstanding balance of cash and cash equivalents of $6.3 million as of December 31, 2010, and (vii) our budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

For periods subsequent to December 31, 2010, we expect losses to continue if we continue expenditures to develop the Kazaa service, acquire subscribers for the Kazaa digital music service, and are not able to reduce other operating expenses and overhead sufficiently to a level in line with our level of revenues.  If we are unable to increase revenues sufficiently or decrease our expenditures to a sustainable level, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to, among other factors: (i) consummate a suitable financing, or obtain financing from the sale of our assets or lines of business, (ii) scale our Kazaa subscriber base to a level where the monthly revenue generated from our subscriber base exceeds subscriber acquisition costs, net of expenses required to operate Kazaa, (iii) continue to generate revenue from our legacy subscription products without billing or service disruption, (iv) eliminate or reduce operating and overhead expenditures to a level more in line with our revenue, (v) improve utilization of the Kazaa digital music service and improve LTVs of subscribers to that service, and (vi) acquire profitable subscribers to the Kazaa digital music service at cost effective rates, (vii) grow our search marketing agency revenue base through the addition of new customers or expansion of business with existing customers and, (viii) expand margins in our search marketing agency and on our affiliate platform.  While we address these operating matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with developing and operating the Kazaa digital music service, as well as funding overhead and the working capital needs of our other businesses.  If we are not able to obtain sufficient funds through a financing, or if we experience adverse outcomes with respect to our operational forecasts, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. See Item 1A—“Risk Factors” included in this Annual Report on Form 10-K regarding additional risks we face with respect to these matters.

In the near term, we are focused on: (i) raising debt or equity capital to fund our immediate cash needs and to finance our longer term growth to further develop the Kazaa business and grow our subscriber base, and (ii) pursuing various means to minimize operating costs and increase cash. We cannot provide assurance that we will be able to realize the cost reductions in our operations, or that we can obtain additional cash through asset sales or the issuance of equity. If we are unsuccessful in our efforts we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

Accounts Receivable and Related Allowances

The Company maintains allowances for doubtful accounts for estimated losses which may result from the inability of its customers to make required payments. The Company bases its allowances on the likelihood of recoverability of accounts receivable by customer, based on past experience, the age of the accounts receivable balance, the credit quality of the Company’s customers, and, taking into account current collection and economic trends. If specific customer circumstances change or industry trends worsen beyond the Company’s estimates, the Company would be required to increase its allowances for doubtful accounts. Alternatively, if trends improve beyond the Company’s estimates, the Company would be required to decrease its allowance for doubtful accounts. The Company’s estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Changes in the Company’s bad debt experience can materially affect its results of operations.

The Company also makes estimates for refunds and provides for these probable uncollectible amounts through a reduction of recorded revenues in the period for which the sale occurs, based on analyses of historical trends as well as an evaluation of the impact of current and projected economic conditions.

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

The Company has determined that there was an impairment of the carrying value of goodwill for the fiscal year ended December 31, 2009, and non-amortizable intangible assets in each of the fiscal years ended December 31, 2010 and 2009 as a result of completing annual impairment analysis for such periods. In performing the related valuation analysis the company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The results of this review and impact of the impairment are more fully described in Note 6 to the Consolidated Financial Statements – “Goodwill and Intangible Assets”.

Intangible assets subject to amortization primarily consist of customer lists, trade names and trademarks, and restrictive covenants that were acquired.  The intangible asset values assigned to the identified assets for each acquisition were generally determined based upon the expected discounted aggregate cash flows to be derived over the estimated useful life. The intangible assets are amortized in a manner that reflects the pattern of the projected net cash inflows to the Company that are expected to occur, or when such pattern does not exist, using the straight-line basis over their respected estimated useful lives. The Company reviews the recoverability of its finite-lived intangible assets for recoverability whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company has determined that there was an impairment of intangible assets during the fourth quarters of 2010 and 2009.  The results of this assessment are more fully described in Note 6 of the Company’s Financial Statement – “Goodwill and Intangible Assets.”

Stock-Based Compensation

The Company records stock based compensation in accordance with ASC 718 formerly Financial Accounting Standard Board Statement of Financial Accounting Standards No. 123 (revised 2004). In estimating the grant date fair value of stock option awards and performance based restricted stock, we use the Black Scholes option pricing model where appropriate. The key assumptions for this models to derive fair value include expected term, rate of risk free returns and volatility. If different assumptions and estimates were used, the amounts charged to compensation expense would be different.

Revenue Recognition

In accordance with ASC 605 and SEC Accounting Bulletin 104, the Company monetizes a portion of its user activities through subscription based sources by providing on-going monthly access to and usage of premium products and services. In general, customers are billed at standard rates, during the month, and revenues are recognized upon receipt of information confirming an arrangement in that same month. The Company estimates a provision for refunds and credits which is recorded as a reduction to revenues. In determining the estimate for refunds and credits, the Company relies upon historical data, contract information and other factors. The estimated provision for refunds can vary from actual results.

The Company effectuates its subscription revenues through a carrier or distributors who are paid a transaction fee for their services. In accordance with ASC 605 formerly Emerging Issues Task Force (“EITF” No 99-19) “Reporting Revenues Gross as Principal Versus Net as an Agent”, the Company recognizes as revenues the net amount received from the carrier or distributor, net of their fee.

The Company monetizes a portion of its user activities through transactional based services generated primarily from (a) fees earned, primarily on a Cost Per Click basis, from search syndication services; (b) fees earned for the Company's search engine marketing ("SEM") services; and (c) other fees for marketing services including data and list management services, which can be either periodic or transactional. Commission fee revenue is recognized in the period that the Company's advertiser customer generates a sale or other agreed-upon action on the Company's affiliate marketing networks or as a result of the Company's SEM services, provided that no significant Company obligations remain, collection of the resulting receivable is reasonably assured, and the fees are fixed or determinable. All transaction services revenues are recognized on a gross basis in accordance with the provisions of ASC 605-45, due to the fact that the Company is the primary obligor and bears all credit risk to its customer, and publisher expenses that are directly related to a revenue-generating event are recorded as a component of 3rd part Media Cost.

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

Under ASC 740-10-25 the Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.

The Company and its subsidiaries file income tax returns in the U.S and Canada. The Company is subject to federal, state and Canadian examinations. The statute of limitations for 2007 through 2009 in all jurisdictions (except California includes 2006 through 2009) remain open and income tax returns filed for such periods are subject to potential examination by tax authorities.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

The following table shows the Company’s future commitments for future minimum lease payments required under operating leases that have remaining non cancellable lease terms in excess of one year, future commitments under investment and marketing agreements and future commitments under employment agreements as of December 31, 2010:

		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years

Operating leases	$7,287	$861	$1,822	$2,004	$2,600
Employment agreements	973	535	438	-	-

	$8,260	$1,396	$2,260	$2,004	$2,600

Subsequent to December 31, 2010, the Company entered into a surrender of lease agreement with its landlord for the former Traffix office located in Pearl River, New York.  In consideration for the lease termination, the Company agreed to pay the landlord a cancellation fee of $0.2 million in the form of an unsecured note payable. The termination of this resulted in a reduction of 2011 operating lease payments of $0.3 million.  The table above does not reflect any obligation relating to this lease.

Recent Accounting Pronouncements

Adopted in 2010

In September 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) which has been superseded by the FASB Codification and included in ASC 810 to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. These revisions to ASC 810 are effective as of January 1, 2010 and the adoption of these revisions to ASC 810 had no impact on our results of operations or financial position.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). Upon adoption of ASU 2010-28, an entity with reporting units that have carrying amounts that are zero or negative is required to assess the likelihood of the reporting units’ goodwill impairment. ASU 2010-28 is effective January 1, 2011 and we do not believe that the adoption of ASU 2010-28 will have a significant impact on our results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Atrinsic, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Atrinsic, Inc. and subsidiaries, as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atrinsic, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

New York, New York
April 7, 2011

ATRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Dollars in thousands except share data)

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$6,319	$16,913
Accounts receivable, net of allowance for doubtful accounts of $1,168 and $4,295	4,994	7,985
Income tax receivable	437	4,373
Prepaid expenses and other current assets	565	2,643

Total Currents Assets	12,315	31,914

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,813 and $1,078	2,692	3,553
INTANGIBLE ASSETS, net of accumulated amortization of $3,813 and $8,605	3,083	7,253
DEFERRED TAX ASSET	276	-
INVESTMENTS, ADVANCES AND OTHER ASSETS	976	1,878

TOTAL ASSETS	$19,342	$44,598
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$4,470	$6,257
Accrued expenses	5,172	9,584
Deferred tax liability	347	-
Deferred revenues and other current liabilities	274	725

Total Current Liabilities	10,263	16,566

DEFERRED TAX LIABILITY, NET	-	1,697
OTHER LONG TERM LIABILITIES	907	988

TOTAL LIABILITIES	$11,170	$19,251

COMMITMENTS AND CONTINGENCIES (see note 13)	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $.01, 100,000,000 authorized, 6,964,125 and 5,895,895 shares issued at 2010 and 2009, respectively; and, 6,282,616 and 5,210,566 shares outstanding at 2010 and 2009, respectively.	$70	$59
Additional paid-in capital	181,087	178,619
Accumulated other comprehensive gain (loss)	42	(20)
Common stock, held in treasury, at cost, 681,509 and 685,330 shares at 2010 and 2009, respectively.	(4,981)	(4,992)
Accumulated deficit	(168,046)	(148,319)

TOTAL EQUITY	8,172	25,347

TOTAL LIABILITIES AND EQUITY	$19,342	$44,598

All outstanding share amounts have been retroactively restated to reflect Atrinsic, Inc.’s December 2010 1-for-4 Reverse Stock Split. See Note 9, “Stockholders’ Equity”.

The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31,
(Dollars in thousands, except share and per share data)

	2010	2009

Subscription	$19,021	$22,254
Transactional	21,005	46,835

NET REVENUE	40,026	69,089

OPERATING EXPENSES
Cost of media-third party	22,513	43,313
Product and distribution	20,193	10,559
Selling and marketing	4,038	8,386
General, administrative and other operating	9,083	14,706
Depreciation and amortization	1,644	3,698
Impairment of Goodwill and Intangible Assets	4,850	17,289

	62,321	97,951

LOSS FROM OPERATIONS	(22,295)	(28,862)

OTHER (INCOME) EXPENSE
Interest income and dividends	(10)	(72)
Interest expense	16	76
Other income	(1,690)	(5)

	(1,684)	(1)

LOSS BEFORE TAXES AND EQUITY IN LOSS OF INVESTEE	(20,611)	(28,861)

INCOME TAXES	(1,067)	640

EQUITY IN LOSS (INCOME) OF INVESTEE, AFTER TAX	183	(59)

NET LOSS	(19,727)	(29,442)

LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST, AFTER TAX	-	28

NET LOSS ATTRIBUTABLE TO ATRINSIC, INC	$(19,727)	$(29,470)

NET LOSS PER SHARE ATTRIBUTABLE TO ATRINSIC COMMON STOCKHOLDERS
Basic	$(3.62)	$(5.71)
Diluted	$(3.62)	$(5.71)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,448,366	5,162,232
Diluted	5,448,366	5,162,232

All outstanding share and per share amounts have been retroactively restated to reflect Atrinsic, Inc.’s December 2010 1-for-4 Reverse Stock Split. See Note 9, “Stockholders’ Equity”.

The accompanying notes are an integral part of these consolidated statements

ATRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31,
(Dollars in thousands)

	2010	2009
NET LOSS	$(19,727)	$(29,442)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Net Currency translation adjustment	62	267

Total Other Comprehensive loss, Net of Tax	(19,665)	(29,175)
Comprehensive loss attributable to noncontrolling interest	-	(28)

Comprehensive loss attributable to Atrinsic, Inc	$(19,665)	$(29,147)

The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
Years Ended December 31,
(Dollars in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Interest	Equity

Balance at January 1, 2009	5,748,070	$58	$177,520	$(118,849)	$(287)	477,232	$(4,053)	$260	$54,649
Net loss	-	-	-	(29,470)	-	-	-	28	(29,442)
Foreign currency translation adjustment	-	-	-	-	267	-	-	-	267
Liquidation of non controlling interest	-	-	-	-	-	-	-	(288)	(288)
Stock based compensation expense	22,825	-	856	-	-	-	-	-	856
Issuance of common stock	10,000	-	48	-	-	-	-	-	48
Tax shortfall on Stock based compensation	-	-	(430)	-	-	-	-	-	(430)
Purchase of common stock, at cost	-	-	-	-	-	208,098	(939)	-	(939)
Return of Equity	-	-	138	-	-	-	-	-	138
Common stock issued in connection with a business combination	115,000	1	487	-	-	-	-	-	488

Balance at December 31, 2009	5,895,895	$59	$178,619	$(148,319)	$(20)	685,330	$(4,992)	$-	$25,347
Net loss	-	-	-	(19,727)	-	-	-	-	(19,727)
Foreign currency translation adjustment	-	-	-	-	62	-	-	-	62
Stock based compensation expense	20,411	1	1,113	-	-	-	-	-	1,114
Issuance of common stock	7,461	-	12	-	-	-	-	-	12
Treasury stock issued in connection with employee compensation, net of taxes	-	-	(20)	-	-	(3,821)	11	-	(9)
Common stock issued in connection with an asset purchase	1,040,358	10	1,363	-	-	-	-	-	1,373

Balance at December 31, 2010	6,964,125	$70	$181,087	$(168,046)	$42	681,509	$(4,981)	$-	$8,172

All outstanding share and per share amounts have been retroactively restated to reflect Atrinsic, Inc.’s December 2010 1-for-4 Reverse Stock Split. See Note 9, “Stockholders’ Equity”.

The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(Dollars in thousands)

	2010	2009

Cash Flows From Operating Activities
Net loss	$(19,727)	$(29,442)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Allowance for doubtful accounts	(233)	1,991
Depreciation and amortization	1,644	3,698
Impairment of goodwill and intangible assets	4,850	17,289
Stock-based compensation expense	1,113	857
Stock based consulting expense	12	40
Impairment of investment in Mango Networks	-	225
Deferred income taxes	(1,539)	3,651
Equity in loss (income) of investee	183	(108)
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable	3,202	6,686
Prepaid income tax	3,968	(1,617)
Prepaid expenses and other current assets	1,990	(359)
Accounts payable	(1,789)	(937)
Other, principally accrued expenses	(4,924)	(4,989)
Net cash used in operating activities	$(11,250)	$(3,015)

Cash Flows From Investing Activities
Cash received from investee	720	1,940
Cash paid to investees	-	(914)
Proceeds from sales of marketable securities	-	4,242
Business combinations	-	(1,740)
Acquisition of loan receivable	-	(480)
Capital expenditures	(41)	(682)
Net cash provided by investing activities	$679	$2,366

Cash Flows From Financing Activities
Repayments of notes payable	-	(1,750)
Liquidation of non-controlling interest	-	(288)
Return of investment - noncontrolling interest	-	138
Purchase of common stock held in treasury	(9)	(939)
Net cash used in financing activities	$(9)	$(2,839)

Effect of exchange rate changes on cash and cash equivalents	(14)	(9)

Net Decrease In Cash and Cash Equivalents	(10,594)	(3,497)
Cash and Cash Equivalents at Beginning of Year	16,913	20,410
Cash and Cash Equivalents at End of Year	$6,319	$16,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$(8)	$(76)
Cash refunded for taxes	$3,458	$867
Extinguishment of loan receivable in connection with business combination	$-	$480
Common stock issued for extinguishment of loan receivable in connection with business combination	$-	$155
Common stock issued in connection with asset purchase and business combination	$1,373	$600

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

Segment Reporting

The Company has determined it operates in one operating segment. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The business model is centered around the monetization of user activities either online, mobile, or other. The Company monetizes that activity on either a subscription basis (i.e. Subscription Services) or on a transactional basis (i.e. Transactional Services) largely at the discretion of the Chief Operating Decision Maker and discrete financial information by source of monetization is not available.

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

Accounts Receivable and Related Allowances

The Company maintains allowances for doubtful accounts for estimated losses which may result from the inability of its customers to make required payments. The Company bases its allowances on the likelihood of recoverability of accounts receivable by customer, based on past experience, the age of the accounts receivable balance, the credit quality of the Company’s customers, and, taking into account current collection and economic trends. If specific customer circumstances change or industry trends worsen beyond the Company’s estimates, the Company would be required to increase its allowances for doubtful accounts. Alternatively, if trends improve beyond the Company’s estimates, the Company would be required to decrease its allowance for doubtful accounts. The Company’s estimates are reviewed periodically, and adjustments are reflected through bad debt expense in the period they become known. Changes in the Company’s bad debt experience can materially affect its results of operations.

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

The Company has determined that there was an impairment of the carrying value of goodwill for the fiscal year ended December 31, 2009, and non-amortizable intangible assets in each of the fiscal years ended December 31, 2010 and 2009 as a result of completing annual impairment analysis for such periods. In performing the related valuation analysis the company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, and market capitalization and comparable company multiple comparison. The results of this review and impact of the impairment are more fully described in Note 6 – “Goodwill and Intangible Assets”.

Intangible assets subject to amortization primarily consist of customer lists, trade names and trademarks, and restrictive covenants that were acquired.  The intangible asset values assigned to the identified assets for each acquisition were generally determined based upon the expected discounted aggregate cash flows to be derived over the estimated useful life. The intangible assets are amortized in a manner that reflects the pattern of the projected net cash inflows to the Company that are expected to occur, or when such pattern does not exist, using the straight-line basis over their respected estimated useful lives. The Company reviews the recoverability of its finite-lived intangible assets for recoverability whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company has determined that there was an impairment of intangible assets during the fourth quarter of 2010 and 2009. The results of this assessment are more fully described in Note 6 – “Goodwill and Intangible Assets”.

Stock-Based Compensation

The Company records stock based compensation in accordance with ASC 718, formerly Financial Accounting Standard Board Statement of Financial Accounting Standards No. 123 (revised 2004). In estimating the grant date fair value of stock option awards and performance based restricted stock, we use the Black Scholes option pricing model where appropriate. The key assumptions for this model to derive fair value include expected term, rate of risk free returns and volatility. Information about our specific award plans can be found in Note 12.

Revenue Recognition

In accordance with ASC 605 and SEC Staff Accounting Bulletin 104, the Company monetizes a portion of its user activities through subscription based sources by providing on-going monthly access to and usage of premium products and services.  In general, customers are billed at standard rates, during the month, and revenues are recognized upon receipt of information confirming an arrangement in that same month. The Company estimates a provision for refunds, and credits which is recorded as a reduction to revenues. In determining the estimate for refunds and credits, the Company relies upon historical data, contract information and other factors. The estimated provision for refunds can vary from actual results.

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

Accumulated Other Comprehensive Loss

Comprehensive  loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles in the United States, or GAAP, are recorded as an element of shareholders’ equity but are excluded from net income (loss).  The Company’s other comprehensive loss consists of foreign currency translation adjustments from our subsidiary that does not use US dollars as their functional currency.

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

Under ASC 740-10-25, the Company classifies interest expense and penalties related to unrecognized tax benefits as income tax expense. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition, in which the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the largest amount of benefit that is more likely than not to be sustained.

The Company and its subsidiaries file income tax returns in the U.S and Canada. The Company is subject to federal, states and Canadian examinations. The statute of limitations for 2007, 2008 and 2009 in all jurisdictions (except California which includes 2006 through 2009) remain open and income tax returns filed for such periods are subject to potential examination by tax authorities.

Fair Value Measurements

We apply the fair value measurement guidance of ASC 820 for our financial assets and liabilities that are required to be measured at fair value and for our nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis, including goodwill and intangible assets. The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

•       Level 1 -   Quoted prices for identical assets or liabilities in active markets.

•       Level 2 -  Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•       Level 3-  Assets or liabilities where inputs are unobservable to third parties.

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

NOTE 3 – Going Concern and Liquidity Considerations

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying historical consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the Company’s current levels of expenditures, including subscriber acquisition costs, operating expense, including product development, and overhead, (ii) the Company’s ongoing working capital needs, (iii) the uncertainty concerning the outcome of any financing, (iv) the Company’s fiscal year net loss of $19.7 million and $29.5 million for the years ending December 31, 2010 and 2009, respectively, (v) the Company’s use of $11.2 million and $3.0 million of cash used in operating activities for  the years ending December 31, 2010 and 2009, respectively, (vi) the outstanding balance of cash and cash equivalents of $6.3 million as of December 31, 2010, and (vii) the Company’s budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

For periods subsequent to December 31, 2010, the Company expects to incur losses if it continues to incur expenditures to develop the Kazaa service, acquire subscribers for the Kazaa digital music service, and is not able to reduce other operating expenses and overhead sufficiently to a level in line with its level of revenues.  If the Company is unable to increase revenues sufficiently or decrease its expenditures to a sustainable level, its financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Based on current financial projections, management believes the continuation of the Company as a going concern is primarily dependent on its ability to, among other factors: (i) consummate a suitable financing, or obtain financing from the sale of its assets or lines of business , (ii) scale our Kazaa subscriber base to a level where the monthly revenue generated from the Company’s subscriber base exceeds subscriber acquisition costs, net of expenses required to operate Kazaa, (iii) continue to generate revenue from the Company’s legacy subscription products without billing or service disruption, (iv) eliminate or reduce operating and overhead expenditures to a level more in line with the Company’s revenue (v) improve utilization of the Kazaa digital music service and improve LTVs of subscribers to that service, (vi) acquire profitable subscribers to the Kazaa digital music service at cost effective rates, (vii) grow the Company’s search marketing agency revenue base through the addition of new customers or expansion of business with existing customers and, (viii) expand margins in the Company’s search marketing agency and on its affiliate platform.

While the Company addresses these operating matters, it must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with developing and operating the Kazaa digital music service, as well as funding overhead and the working capital needs of the Company’s other businesses.  If the Company is not able to obtain sufficient funds through a financing, or if the Company experiences adverse outcomes with respect to its operational forecasts, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, the Company is focused on: (i) raising debt or equity capital to fund the Company’s immediate cash needs and to finance its longer term growth to further develop the Kazaa business and grow its subscriber base, and (ii) pursuing various means to minimize operating costs and increase cash, including the potential sale of assets.  The Company cannot provide assurance that it will be able to realize the cost reductions in the Company’s operations, or that it can obtain additional cash through asset sales or the issuance of equity or raising debt. If the Company is unsuccessful in its efforts it will be required to further reduce the Company’s operations, including further reductions of its employee base, or the Company may be required to cease certain or all of its operations in order to offset the lack of available funding.

NOTE 4- Kazaa

Kazaa is a subscription-based digital music service that gives users unlimited access to hundreds of thousands of CD-quality tracks. For a monthly fee users can download unlimited music files and play those files on up to three separate computers and download unlimited ringtones to a mobile phone. Unlike other music services that charge each time a song is downloaded, Kazaa allows users to listen to and explore as much music as they want for one monthly fee, without having to pay for every track or album. Consumers are billed for this service on a monthly recurring basis through a credit card, landline, or mobile device. Royalties are paid to the rights’ holders for licenses to the music utilized by this digital service.  Atrinsic and Brilliant Digital Entertainment, Inc. (“Brilliant Digital”) jointly offer the Kazaa digital music service pursuant to a Marketing Services Agreement and a Master Services Agreement between the two companies, each entered into effective as of July 1, 2009.

Under the Marketing Services Agreement, Atrinsic is responsible for marketing, promotional, and advertising services in respect of the Kazaa business. Pursuant to the Master Services Agreement, Atrinsic provides services related to the operation of the Kazaa business, including billing and collection services and the operation of the Kazaa online storefront. Brilliant Digital is obligated to provide certain other services with respect to the Kazaa business, including licensing the intellectual property underlying the Kazaa business to Atrinsic, obtaining all licenses to the content offered as part of the Kazaa business and delivering that content to subscribers. As part of the agreements, Atrinsic is required to make advance payments and expenditures in respect of certain expenses incurred in order to operate the Kazaa business. These advances and expenditures are recoverable on a dollar for dollar basis against revenues generated by the business.  Since inception on July 1, 2009, and through December 31, 2010, the Company has contributed $11.8 million net of revenue and recouped funds in order to support the development of the Kazaa brand.

Also in accordance with the original Marketing Service Agreement and Master Service Agreement, Atrinsic and Brilliant Digital were to share equally in the “Net Profit” generated by the Kazaa music subscription service after all of the Company’s costs and expenses have been recouped. For the year ended December 31, 2010, the Company has presented in its statement of operations, Kazaa revenue of $10.7 million (recorded as part of subscription revenue) and expenses incurred for the Kazaa music service of $18.7 million, offset by $0.4 million of reimbursements from Brilliant Digital.  For the year ended December 31, 2009, the Company has presented in its statement of operations, Kazaa revenue of $2.7 million and expenses incurred for the Kazaa music service of $4.9 million, offset by $2.1 million of reimbursements from Brilliant Digital.

On October 13, 2010, Atrinsic entered into amendments to its existing Marketing Services Agreement and Master Services Agreement with Brilliant Digital and entered into an agreement with Brilliant Digital to acquire all of the assets of Brilliant Digital that relate to its Kazaa subscription based music service business.

Among other things, the amendments extend the term of each of the Marketing Services Agreement and Master Services Agreement from three years to thirty years, provide Atrinsic with an exclusive license to the Kazaa trademark in connection with Atrinsic’s services under the agreements, and modify the Kazaa digital music service profit share payable to Atrinsic under the agreements from 50% to 80%. In addition, the amendments remove Brilliant Digital’s obligation to repay up to $2.5 million of advances and expenditures which are not otherwise recovered from Kazaa generated revenues and remove the $5.0 million cap on expenditures that Atrinsic was required to advance in relation to the operation of the Kazaa business. As consideration for entering into the amendments, Atrinsic issued 1,040,358 shares of its common stock to Brilliant Digital on October 13, 2010.  The issuance of these shares resulted in the Company recording an intangible asset of $1.4 million which is being amortized over 10 years.

The amendments to the Marketing Services Agreement and Master Services Agreement are part of a broader transaction between Atrinsic and Brilliant Digital pursuant to which Atrinsic will acquire all of the assets of Brilliant Digital that relate to its Kazaa digital music service business in accordance with the terms of an asset purchase agreement entered into between the parties. The purchase price for the acquired assets includes the issuance by Atrinsic of an additional 1,781,416 shares of its common stock at the closing of the transactions contemplated by the asset purchase agreement as well as the assumption of certain liabilities related to the Kazaa business. The closing of the transactions contemplated by the asset purchase agreement will occur when all of the assets associated with the Kazaa business, including the Kazaa trademark and associated intellectual property, as well as Brilliant Digital’s content management, delivery and customer service platforms, and licenses with third parties, have been transferred to Atrinsic. The closing of the transactions contemplated by the asset purchase agreement is subject to approval by the stockholders of Atrinsic and Brilliant Digital, receipt of all necessary third party consents as well as other customary closing conditions. At the closing of the transactions contemplated by the asset purchase agreement, Atrinsic has agreed to appoint two individuals to be selected by Brilliant Digital to serve on Atrinsic’s Board of Directors. In addition, at the closing, each of the Marketing Services Agreement and Master Services Agreement will terminate.

NOTE 5 - Property and Equipment

Property and equipment consists of the following:

	Useful Life	December 31,	December 31,
	in years	2010	2009

Computers and software applications	3	$1,700	$1,874
Leasehold improvements	10	1,835	1,830
Land & Building	40	804	766
Furniture and fixtures	7	166	161
Gross PP&E		4,505	4,631
Less: accumulated depreciation		(1,813)	(1,078)
Net PP&E		$2,692	$3,553

Depreciation expense for the years ended December 31, 2010 and 2009 totaled $1.0 million and $0.8 million respectively and is recorded on a straight line basis. Included in 2010 depreciation expense was accelerated depreciation charges related to a write-off of $0.4 million in property, plant and equipment related to the decision to shut down the Canada facility.

 NOTE 6– Goodwill and Intangible Assets

Impairment of Long-Lived Assets

ASC 360 requires that an entity test for the recoverability of long-lived assets if events or changes in circumstances indicate that the carrying value may not be recoverable.  As a result of significant adverse changes in the business climate, the Company concluded that triggering events had occurred and the Company tested long-lived assets for impairment as of December 31, 2010 and 2009, and concluded  that the carrying value of certain amortizable intangibles may not be recoverable.

The Company assessed the recoverability of the long-lived asset groups classified as held and used by comparing their undiscounted future cash flows to their individual carrying value.  The future undiscounted cash flows associated with certain acquired amortizable intangible assets were determined to be less than the carrying value of such assets.

The Company then determined the fair value of such amortizable intangible assets and recognized an impairment charge of $3.4 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively.

Impairment of Indefinite Lived Intangibles and Goodwill

As part of our annual impairment analysis, it was determined that the carrying amount of certain of the Company’s indefinite lived intangible assets were impaired and a loss of $1.5 million and $2.0 million was recognized for the years ended December 31, 2010 and 2009, respectively. The Company evaluated the remaining useful life of each of its indefinite lived intangible assets to determine whether events and circumstances continue to support an indefinite useful life and determined one of its indefinite lived tradenames to have a useful life of 5 years as of December 31, 2010.  This intangible asset will be amortized prospectively over its estimated remaining useful life of 5 years and accounted for in the same manner as other intangible assets that are subject to amortization.  This intangible asset was tested for impairment as a long-lived asset as of December 31, 2010.

In connection with its annual goodwill impairment testing for the year ended December 31, 2009, the Company determined there was an impairment of the carrying value of goodwill and recorded a non-cash goodwill impairment charge of $13.1 million.  The goodwill impairment is primarily due to reduced market capitalization and valuation multiples which was reflected in our stock price at that time.

The impairment charge reflects the amount by which the carrying amount of goodwill exceeded the residual value remaining after ascribing fair values to the Company’s tangible and intangible assets. In performing the related valuation analysis the company used various valuation methodologies including probability weighted discounted cash flows, comparable transaction analysis, market capitalization and comparable company multiple comparison to determine whether goodwill was impaired.

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

The changes in carrying amount of goodwill for the year ended December 31, 2009 is as follows:

Balance at January 1, 2009	$11,075

Estimate revision in connection with acquisition of Traffix, Inc	906
Estimate revision in connection with acquisition of Ringtone	115
Acquisition of ShopIt	1,052
Impairment	(13,148)

Balance at December 31, 2009	$-

During the first quarter of 2009, the Company revised its estimate of the fair market value of certain pre-acquisition contingencies and other merger related liabilities for its acquisitions of Traffix, Inc., and Ringtone.com. This resulted in an increase of the Company’s liabilities by approximately $906,000. In the second quarter of 2009 the Company increased its liabilities by a further $115,000 in relation to its acquisition of Ringtone.com. In the third quarter of 2009, as a result of the purchase of the assets of ShopIt.com, the Company recorded $1.1 million of goodwill and $1.8 million of identifiable intangible assets.

The carrying amount and accumulated amortization of intangible assets as of December 31, 2010 and 2009, respectively, are as follows:

	Weighted Average
	Useful Life	Gross Book	Accumulated		Net Book
	in Years	Value	Amortization	Impairment	Value

As of December 31, 2010

Indefinite Lived assets
Tradenames	Indefinite	$918	$-	$907	$11
Domain names	Indefinite	1,298	-	525	773
					$-
Amortized Intangible Assets					-
Acquired software technology	0.4	2,516	1,968	531	$17
Domain names	0.1	426	420	-	6
Tradenames	5	3,966	320	2,841	$805
Customer lists	0.1	582	570	12	-
Restrictive covenants	2.1	667	535	34	$98
Kazaa Marketing Services Agreement	10	1,373	-	-	1,373

Total		$11,746	$3,813	$4,850	$3,083

As of December 31, 2009

Indefinite Lived assets
Tradenames	Indefinite	$6,241	-	$1,916	$4,325
Domain names	Indefinite	1,370	-	72	1,298

Amortized Intangible Assets
Acquired software technology	3.6	3,136	1,589	620	927
Domain names	3	550	351	124	75
Licensing	2	580	580	-	-
Tradenames	9	1,320	281	761	278
Customer lists	2	1,618	1,377	87	154
Subscriber database	1	3,956	3,956	-	-
Restrictive covenants	5	1,228	471	561	196

Total		$19,999	$8,605	$4,141	$7,253

Amortization expense for the year ended December 31, 2010 and 2009 was $0.7 million and $2.9 million respectively. Expected annual amortization expense related to amortizable intangibles for fiscal year 2011, 2012, 2013, 2014, 2015 and thereafter are $0.4 million, $0.3 million, $0.3 million, $0.3 million, $0.3 million and $0.7 million, respectively.

NOTE 7 -   Fair Value Measurement

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses are believed to approximate fair value due to the short-term maturity of these financial instruments.  The following tables present certain information for our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 (Atrinsic holds no assets that are required to be measured at fair value at December 31, 2010):

	Level I	Level 2	Level 3	Total

2009:
Liabilities:
Put options	$-	$267	$-	$267

At December 31, 2009, put option liabilities on our common stock issued in connection with the ShopIt acquisition are included in other current liabilities in our consolidated balance sheet.

In connection with the ShopIt acquisition, the company issued put options to debt holders. These options had certain exercise requirements and the Company received notices to exercise an aggregate of 48,120 shares underlying options with a strike price of $8.00.  The Company has negotiated with the holders of the put options to cancel the put options and in exchange, the Company is to pay the put option holders cash, over a six- to nine-month period. As of December 31, 2010 the Company had a payable of approximately $0.2 million relating to these agreements recorded in accounts payable on the Company’s consolidated balance sheet.

We also measure goodwill and intangible assets on a non-recurring basis, which is summarized as follows (in thousands):

	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Unobservable	Unobservable	Total	Total
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Fair Value	Losses
2010:
Intangible Assets	$-	-	$3,083	$3,083	$4,850

2009:
Goodwill	$-	$-	$-	$-	$13,148
Intangible Assets	$-	$-	$7,253	$7,253	$4,141

Goodwill, with a carrying amount of $13.1 million was written down to its fair value of $0.0 million in 2009, resulting in an impairment charge of $13.1 million, which was included in earnings for the period.

In 2010, intangible assets with a carrying amount of $7.9 million were written down to their fair value of $3.0 million, resulting in an impairment charge of $4.9 million. In 2009, intangible assets, with a carrying amount of $11.4 million were written down to their fair value of $7.3 million, resulting in an impairment charge of $4.1 million. Impairment charges are included in statement of operations for the periods then ended.

NOTE 8 - Concentration of Business and Credit Risk

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

The table below represents the company’s concentration of business and credit risk by customers and aggregators.

	For the Years Ended
	December 31,
	2010	2009

Revenues
Billing Aggregator A	18%	3%
Customer B	11%	0%
Customer C	6%	3%
Other Customers & Aggregators	65%	94%

	2010	2009

Accounts Receivable
Billing Aggregator A	38%	12%
Customer C	8%	6%
Billing Aggregator D	6%	9%
Other Customers & Aggregators	48%	73%

NOTE 9 - Stockholders' Equity

On December 2, 2010, the Company effected a 1-for-4 reverse stock split which reduced the number of shares of the Company’s common stock outstanding from approximately 20,915,881 to 5,228,970. The Company amended its articles of incorporation to reflect the reverse split, but maintained its authorized shares at 100,000,000 with a par value of $0.01.

On October 13, 2010, the Company issued 1,040,358 shares (on a post reverse stock split basis) to Brilliant Digital Entertainment, Inc. as consideration for entering into amendments of existing marketing and service agreements related to the Kazaa subscription-based digital music service.

In April, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing it to purchase up to $10 million of its outstanding shares of common stock through May 31, 2009, depending on market conditions, share prices, and other factors. Repurchases could take place in the open market or in privately negotiated transactions and could be made under a Rule 10b5-1 plan.

The Company repurchased 208,098 of its common stock at an average price of $4.52 during the year ended December 31, 2009. Total cash consideration for the repurchased stock was $0.9 million which is presented as common stock, held in treasury in the accompanying Consolidated Balance Sheet. The share repurchase program expired in May 2009.

NOTE 10 – Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes consists of the following components for the periods ended as follows:

	2010	2009
Current:
Federal	$461	$(3,361)
State	48	19
Foreign	(63)	331
Total Current	$446	$(3,011)

Deferred:
Federal	(1,185)	2,489
State	(327)	1,177
Foreign	(1)	(15)
Total Deferred	$(1,513)	$3,651

Total Income Tax (Benefit) Provision	$(1,067)	$640

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

The income tax effects of significant items comprising the Company's deferred income tax assets and liabilities are as follows:

	2010	2009
Deferred Tax Assets:
Allowance for Doubtful Accounts	$522	$1,759
Deferred Compensation	1,144	687
Accrued Expenses	485	1,649
Intangible Assets	6,207	5,642
Net Operating Loss Carryforward	10,730	1,567
Foreign Tax Credit	793	1,068
Capital Loss Carryforward	340	-
Unrealized Loss in Investment	101	-
AMT Credit	39	39
Kazaa Acquisition Cost	89	-
Total Deferred Tax Assets	20,450	12,411
Deferred tax asset valuation allowance	(19,277)	(11,091)
Deferred Tax Assets, Net of Valuation Allowance	$1,173	$1,320

Deferred Tax Liabilities:
Prepaid Expenses	$(334)	(270)
Fixed Assets	(351)	(714)
Intangible Assets	(416)	(1,946)
Equity Investment in Partnership	(143)	-
Total Deferred Tax Liabilities	$(1,244)	(2,930)

Net Deferred Tax (Liabilities) Assets	$(71)	$(1,610)

Under the provisions of Financial Accounting for Income Taxes, ASC 740, formerly Statement of Financial Accounting Standards 109 (“SFAS 109”), “Accounting for Income Taxes”, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies, and reversals of existing taxable temporary differences. Based on negative evidence such as cumulative losses in recent years and losses expected in future years, management concluded that a full valuation allowance of $19.3 million and $11.1 million should be recorded as of December 31, 2010 and 2009, respectively. However, the Company recorded a deferred tax liability relating to intangibles which are not expected to reverse in the future and therefore cannot be offset against deferred tax assets.

As of December 31, 2010 the Company had $21.8 million of federal net operating loss carryforwards, $30.7 million of New York state loss carryforwards, $0.2 million of California state loss carryforwards and $0.8 million in foreign tax credits. The federal net operating loss will expire by 2029 and 2030, California by 2031 and New York by 2029 and 2030 if not utilized by then. The foreign tax credit will expire from 2015 to 2018.

The Company has $0.4 million and $4.4 million recorded as an income tax receivable on its consolidated balance sheet as of December 31, 2010 and 2009, respectively. In November 2009 Congress passed the Worker Homeownership & Business Assistance Act of 2009 which allows businesses to carryback operating losses for up to 5 years. As a result of this Act the Company carried back some of its 2009 taxable loss, resulting in a refund of $2.7 million, which was received in 2010. The Company is subject to audit as a result of this refund.  The $0.4 million is the net receivable for a tax loss carryback and other state and foreign taxes.

The total income tax provision (benefit) relating to continuing operations differed from income taxes at the statutory federal income tax rates of 35% for 2010 and 2009, respectively, as a result of the following items:

	For the Year Ended December 31,
	2010		2009

Computed expected income tax benefit at statutory rate	$(7,214)	-35.0%	$(10,101)	-35.0%
Permanent differences including goodwill impairment	38	0.2%	2,511	8.7%
State taxes, net of federal benefit	(1,938)	-9.4%	(1,612)	-5.6%
Foreign taxes	(33)	-0.2%	(677)	-2.3%
Valuation allowance	8,187	39.7%	11,090	38.4%
Tax contingency	445	2.2%	-	0.0%
Other, net	(552)	-2.7%	(571)	-2.0%

	$(1,067)	-5.2%	$640	2.2%

Uncertain Tax Positions

The Company recognizes interest and penalties related to uncertain tax positions as income tax expense.

The Company or its subsidiaries filed income tax returns in U.S. and Canada. In the normal course of business the Company’s open tax years of 2007 and forward are subject to examinations by the taxing authorities (except California is open for 2006 and forward). If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes. Although the timing or the resolution and/or closure of the audits is highly uncertain and may change within the next twelve months, the changes are not anticipated to be significant.

A year-over-year reconciliation of our liability for uncertain tax positions is as follows:

	2010	2009
Balance at beginning of the year	$75	$531
Additions based on tax positions in prior years	476	220
Reductions due to settlements and other	(64)	(676)

Balance at end of the year	$487	$75

NOTE 11– Earnings (Loss) Per Share

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

The computational components of basic and diluted earnings per share are as follows:

	For the Year Ended
	December 31,
	2010	2009
EPS Denominator:
Basic weighted average shares	5,448,366	5,162,232
Effect of dilutive securities	-	-
Diluted weighted average shares	5,448,366	5,162,232

EPS Numerator (effect on net income):
Net loss attributable to Atrinsic, Inc.	$(19,727)	$(29,470)
Effect of dilutive securities	-	-
Diluted loss attributable to Atrinsic, Inc.	$(19,727)	$(29,470)

Net loss per common share:
Basic weighted average loss attributable to Atrinsic, Inc.	$(3.62)	$(5.71)
Effect of dilutive securities	-	-
Diluted weighted average loss attributable to Atrinsic, Inc.	$(3.62)	$(5.71)

Common stock underlying outstanding options and convertible securities were not included in the computation of diluted earnings per share for the years ended December 31, 2010 and 2009, because their inclusion would be anti dilutive when applied to the Company’s net loss per share.

Financial instruments, which may be exchanged for common stock are excluded in periods in which they are antidilutive. The following shares were excluded from the calculation of diluted earnings per share:

Anti Dilutive EPS Disclosure

	December 31,
	2010	2009

Options	546,200	469,311
Warrants	78,611	78,611
Restricted Shares	422	2,918
Restricted Stock Units	130,502	68,750

The per share exercise prices of the options excluded were $1.92 - $56.00 at December 31, 2010 and 2009. The per share exercise prices of the warrants excluded were $13.76 - $22.00 at December 31, 2010 and 2009.

See note 12 for further information about the options and warrants.

NOTE 12– Stock Based Compensation

2005 Plan

In 2005, New Motion Mobile, Inc., the Company’s wholly-owned subsidiary, established its 2005 Stock Incentive Plan, (the “2005 Plan”), for eligible employees and other directors and consultants. Under the 2005 Plan, officers, employees and non-employees may be granted options to purchase common stock at no less than 100% of the market price at the date the option is granted.   In February 2007, the Company completed an exchange transaction (“the Exchange”) pursuant to which New Motion Mobile became Atrinsic’s wholly-owned subsidiary.  In connection with the Exchange, the options granted under the 2005 Plan by New Motion Mobile were assumed by Atrinsic and, at the time of the Exchange, Atrinsic’s board of directors adopted a resolution not to grant any further equity awards under the 2005 Plan.

2007 Plan

On February 16, 2007, Atrinsic’s board of directors approved the 2007 Stock Incentive Plan (the “2007 Plan”) which made available for grant up to 350,000 shares of common stock. On March 15, 2007, Atrinsic received, by written consent of holders of a majority of all classes of its common and preferred stock and the consent of the holders of a majority of Atrinsic’s common stock and preferred stock voting together and as a single class, approval of the 2007 Plan. Under the 2007 Plan, officers, employees and non-employees may be granted options to purchase Atrinsic’s common stock at no less than 100% of the market price at the date the option is granted.

2009 Plan

On June 25, 2009, the Company adopted the Atrinsic, Inc. 2009 Stock Incentive Plan.  Under the plan, the Company is authorized to grant equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, and other stock based awards to employees (including executive officers), directors and consultants of the Company and its subsidiaries. The maximum number of shares available for grant under the plan is 687,500 shares of common stock.  The number of shares available for award under the plan is subject to adjustment for certain corporate changes and based on the types of awards provided, all in accordance with the provisions of the plan.

Option Valuation

To value awards granted, the Company uses the Black-Scholes option pricing model. The Company determines the assumptions in this pricing model at the grant date. For options granted or modified after January 1, 2006, since Atrinsic is minimally traded, the Company bases expected volatility on the historical volatility of a peer group of publicly traded entities. Atrinsic has limited history with its stock option grants, during which time there has been limited stock option exercise and forfeiture activity on which to base expected maturity. Management estimates that on average, options will be outstanding for approximately 5 to 6 years. Atrinsic bases the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity rate as of the grant date. There were no options granted in 2009.

The fair value of each option award during the year ended December 31, 2010 was estimated on the date of grant using a Black-Scholes valuation model that used the assumptions noted in the following table:

2010

Strike Price	$1.96 - $3.64
Expected life	5 to 6 years
Risk free interest rate	1.18% - 2.36%
Volatility	58% - 62%
Fair market value per share	$0.66 - $2.05

Stock Options

Stock option activity under the 2005, 2007 and 2009 Plans was as follows:

		Weighted-	Estimated
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding at January 1, 2009	477,547	$31.28	$81,527
Granted	-	$-
Exercised	-	$-
Forfeited or cancelled	(99,032)	$39.72
Outstanding at December 31, 2009	378,515	$29.12	$20,671
Vested or expected to vest at December 31, 2009	374,942	$29.16	$20,671
Exercisable at December 31, 2009	30,398	$1.92	$20,671

Outstanding at January 1, 2010	378,515	$29.12	$20,671
Granted	546,276	$3.12
Exercised	-
Forfeited or cancelled	(378,591)	$8.09
Outstanding at December 31, 2010	546,200	$17.69	$22,191
Vested or expected to vest at December 31, 2010	386,614	$23.66	$22,191
Exercisable at December 31, 2010	30,398	$1.92	$22,191

Grants Outside of Plans

In 2008, the Company issued options to purchase 125,000 shares of the Company’s common stock to executives of the Company. These options were issued outside of the Plan due to a limitation in the number of shares available under the Plan. As a result of the adoption of the Company’s one-time option exchange program on June 25, 2009, these shares were cancelled. The remaining options to purchase 90,796 shares of common stock are exercisable until October 5, 2010 as per the Company’s Separation and Mutual Release Agreement with Burton Katz. As of October 5, 2010, these options were forfeited.

Awards granted outside the Plan are valued in the same manner as options granted under the Plan, including the methods of deciding upon the assumptions used in the Black-Scholes valuation. The fair value of the option award outside the Plan was estimated on the date of grant using a Black Scholes valuation model that used the assumptions noted in the following table:

Stock option activity outside the Plan was as follows:

		Weighted-	Estimated
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding at January 1, 2009	215,796	$22.96	-
Granted	-
Exercised	-
Forfeited or cancelled	(125,000)	$32.88
Outstanding at December 31, 2009	90,796	$9.36
Vested or expected to vest at December 31, 2009	90,796	$9.36	-
Exercisable at December 31, 2009	-		-

Outstanding at January 1, 2010	90,796	$9.36	-
Granted	-
Exercised	-
Forfeited or cancelled	(90,796)	$9.36
Outstanding at December 31, 2010	-		-
Vested or expected to vest at December 31, 2010	-		-
Exercisable at December 31, 2010	-

Summary Option Information

The following table summarizes information concerning currently outstanding and exercisable stock options as of December 31, 2010:

		Weighted	Weighted		Weighted	Weighted
Range of		Average	Average		Average	Average
Exercise	Options	Remaining	Exercise	Options	Remaining	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)	Price

2005 Plan :
$1.92	30,398	5.2	$1.92	30,398	5.2	$1.92

2007 Plan :
$24.00	68,738	6.1	$24.00	-	-	$-
$56.00	6,250	6.7	$56.00	-	-	$-
Traffix Options converted to Atrinsic
$0 - $20.00	51,342	0.4	$15.60	-	-	$-
$20.00 - $40.00	90,157	3.6	$33.28	-	-	$-
$40.00 - $60.00	70,567	3.4	$43.41	-	-	$-

2009 Plan :
$0 - $20.00	228,748	9.5	$3.22	-	-	$-

Restricted Stock

The following table summarizes restricted stock activity for the years ended December 31, 2010 and 2009.

		Weighted Avg.
		Grant Date
	Number of	Fair Value
	Shares	Per Share

Outstanding at January 1, 2009	27,500	$33.32
Granted	9,588	$4.52
Exercised	(22,849)	$21.24
Forfeited or cancelled	(11,322)	$33.32
Outstanding at December 31, 2009	2,917	$33.32
Vested or expected to vest at December 31. 2009	-

Outstanding at January 1, 2010	2,917	$33.32
Increase due to reverse stock split	4	$-
Granted	-
Vested	(2,499)	$33.32
Expired	-
Outstanding at December 31, 2010	422	$33.32
Vested or expected to vest at December 31, 2010	-

Restricted Stock Units

In 2009, the Company adopted the Atrinsic, Inc. 2009 Stock Incentive Plan. Under this plan, 187,500 restricted stock units were granted to certain executives of the Company. With the resignation of Burton Katz, the Chief Executive Officer, and Andrew Zaref, the Chief Financial Officer, 118,750 of these restricted stock units were cancelled. The following table summarizes the activity for 2010 and 2009.

	Number of	Fair Value
	Shares	Per share
Outstanding at January 1, 2009	-
Granted	187,500	$1.12
Exercised	-
Forfeited or cancelled	(118,750)	$1.12
Outstanding at December 31, 2009	68,750	$1.12
Vested or expected to vest at December 31 2009	-
Exercisable at December 31, 2009	-

Outstanding at January 1, 2010	68,750	$1.12
Granted	89,666	$1.59
Vested	(24,162)	$1.86
Forfeited or cancelled	(3,752)	$0.82
Outstanding at December 31, 2010	130,502	$1.31
Vested or expected to vest at December 31 2010	-

At December 31, 2010, there was $0.7 million of total unrecognized compensation cost related to unvested stock options, restricted stock, and restricted stock units of the 2005, 2007, and 2009 Plan.  That cost is expected to be recognized over a weighted average period of one year.

Total non-cash equity based compensation expense included in the consolidated Statement of Operations for the years ended December 31, 2010 and 2009 was $1.1 million and $0.9 million, respectively, as follows:

	2010	2009

Product and distribution	$54	$111
Selling and marketing	43	-
General and administrative and other operating	1,016	746

	$1,113	$857

For the year ended December 31, 2010 and 2009 compensation expense relating to options was recorded net of a forfeiture rate of approximately 33% and 51% respectively. No stock-based compensation costs were capitalized as part of the cost of an asset for any of the periods presented. Additionally the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs is reported as a financing cash flow rather than an operating cash flow.

Warrants

The Company has not had any warrant activity since 2008.  The following table summarizes information concerning currently outstanding and exercisable common stock warrants as of December 31, 2010 adjusted for the Company’s 1 for 4 reverse stock split in December 2010:

		Weighted	Weighted
Range of		Average	Average
Exercise	Warrants	Remaining	Exercise	Warrants	Fair
Prices	Outstanding	Life (years)	Price	Exercisable	Value

$13.76	5,884	1.1	$13.76	5,884	$9.68
$22.00	72,727	1.2	$22.00	72,727	$17.24

NOTE 13 - Commitments and Contingencies

On March 10, 2010, Atrinsic received final approval of its settlement of the Class Action in the case known as Allen v. Atrinsic, Inc. f/k/a New Motion, Inc., formerly pending in Los Angeles County Superior Court.  This national settlement covers all of the Company’s mobile products, web sites and advertising practices through the date the Final Judgment was entered.  All costs of the settlement and defense were accrued for in 2008; therefore this settlement did not impact the Company’s results of operations in 2009 or 2010.  In addition to administrative costs and refunds, during the second quarter of 2010 the Company paid the $1.0 million settlement for the Class Action.

Because the terms of the settlement applied nationally, all other consumer class action cases pending against the Company were dismissed without payment of any monies.

On November 1, 2010, the Company received notice of final award from an arbitration panel relating to a Statement of Claim in an arbitration action against a past aggregator for amounts the Company believes were outstanding under a past aggregation agreement, plus fees and other costs.  As a result of this award, the Company recorded a gain on legal settlement which is included in the $1.7 million in other income in the Statement of Operations of approximately $1.1 million in the third and fourth quarters of 2010.  The terms of the award are confidential.

In November, 2009, the Company reached a settlement regarding a suit it had filed earlier that year against Mobile Messenger Americas, Inc. and Mobile Messenger Americas Pty, Ltd. (collectively Mobile Messenger) to recover monies owed to the Company in connection with transaction activity incurred in the ordinary and normal course of business.  The complaint also sought declaratory relief concerning demands made by Mobile Messenger for indemnification for amounts paid by Mobile Messenger in late 2008 in settlement of a class action lawsuit in Florida, Grey v. Mobile Messenger, et al. (the “Florida Class Action”).  Mobile Messenger brought upon the Company a cross complaint, seeking injunctive relief, indemnification for the settlement of the Florida Class Action and other matters.  The terms of the settlement are confidential, but in general resulted in a complete dismissal of the entire action, including the cross-complaint, with prejudice.  Pursuant to the settlement agreement, independent auditors conducted an accounting of payments made to the Company by Mobile Messenger.  In August, 2010, the independent auditors issued their report detailing their findings which Mobile Messenger disputed, and as dictated by the terms of the settlement agreement, the parties have engaged in arbitration. We expect this matter to be finalized in the second quarter of 2011.  Any payments arising out of the settlement are not expected to have a material impact on the Company’s financial condition or results from operations, beyond what it has already expensed and accrued for in 2009.

In the ordinary course of business, the Company is involved in various disputes, which are routine and incidental to the business and the industry in which it operates. The results of such disputes are not expected to have a significant adverse effect on the Company’s financial position or results of operations. Of the approximately $5.2 million in total accrued expenses as of December 31, 2010, $0.3 million is associated with the legal contingencies disclosed above.

Lease and Employment Commitments

The following table shows the Company’s future commitments for future minimum lease payments required under operating leases for office space and equipment that have remaining non-cancellable lease terms in excess of one year and future commitments under employment agreements, as of December 31, 2010:

		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years

Operating leases	$7,287	$861	$1,822	$2,004	$2,600
Employment agreements	973	535	438	-	-
	$8,260	$1,396	$2,260	$2,004	$2,600

Subsequent to December 31, 2010, the Company entered into a surrender of lease agreement with its landlord for the former Traffix office located in Pearl River, New York.  In consideration for the lease termination, the Company agreed to pay the landlord a cancellation fee of $0.2 million in the form of a note payable. The termination of this resulted in a reduction of 2011 operating lease payments of $0.3 million.  The table above does not reflect any obligation relating to this lease.

Rent expense for all operating leases in 2010 and 2009 was $0.9 million and $1.3 million, respectively.

NOTE 14 - Employee Benefit Plan

The Company’s employee benefit plan covers all eligible employees and includes a savings plan under Section 401(k) of the Internal Revenue Code. The savings plan allows participants to make pretax contributions up to 90% of their earnings, with the Company contributing an additional 35% of up to six percent of an employee’s compensation. During the years ended December 31, 2010 and 2009, the Company contributed approximately $70,000 and $78,000 to the plan.

NOTE 15 – Geographic Data

Geographic information about the Company’s long-lived assets is presented below. Revenues were exclusively generated in the United States.

	Years Ended December 31,
(In thousands)	2010	2009

Canada	$758	$1,238
United States	5,017	9,568

	$5,775	$10,806

NOTE 16 – Recent Accounting Pronouncements

Adopted in 2010

In September 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) which has been superseded by the FASB Codification and included in ASC 810 to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. These revisions to ASC 810 are effective as of January 1, 2010 and the adoption of these revisions to ASC 810 had no impact on our results of operations or financial position.

Not Yet Adopted

In October 2009, FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables which has been superseded by the FASB codification and included in ASC 605-25. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the impact of adopting this pronouncement to be material.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). Upon adoption of ASU 2010-28, an entity with reporting units that have carrying amounts that are zero or negative is required to assess the likelihood of the reporting units’ goodwill impairment. ASU 2010-28 is effective January 1, 2011 and we do not believe that the adoption of ASU 2010-28 will have a significant impact on our results of operations or financial position.

NOTE 17 – Subsequent Events

We have evaluated events subsequent to the balance sheet date for the year ended December 31, 2010 and there has not been any material events that have occurred that would require adjustments to or disclosure in our consolidated financial statements.

NOTE 18 – Valuation and Qualifying Accounts

The following table provides information regarding the Company’s allowance for doubtful accounts and deferred tax valuation allowance.

			Write-offs/
Description	Balance	Charged to	Payments/	Balance
(In thousands)	January 1,	Expenses	Other	December 31,
2010
Allowance for doubtful accounts	$4,295	(233)	(2,894)	$1,168
Deferred tax assets — valuation allowance	$11,090	8,187		$19,277
2009
Allowance for doubtful accounts	$2,938	1,991	(634)	$4,295
Deferred tax assets — valuation allowance	$-	11,090	-	$11,090

In 2010, the Company settled lawsuits with some of its customers leading to settlements of $1.9 million for Motricity and $0.2 million for Mobile Messenger (see note 13).  The company also assigned $0.8 million of its receivable for 1-800 Mattress to a third party.

Supplemental Financial Information (Unaudited)

The following table presents unaudited quarterly results of operations for 2010 and 2009. These quarterly results reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results.

	UNAUDITED
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Total revenues	$12,200	$10,813	$9,177	$7,836
Net loss before income taxes	(3,261)	(4,433)	(3,588)	(9,329)
Provision (benefit) for taxes	64	109	35	(1,275)
Net loss	(3,325)	(4,542)	(3,623)	(8,054)
Equity in loss (income) of Investee	110	(50)	13	110
Net loss attributable to Atrinsic,Inc.	$(3,435)	$(4,492)	$(3,636)	$(8,164)
Earnings loss per share:
Basic	$(0.66)	$(0.86)	$(0.70)	$(1.33)
Diluted	$(0.66)	$(0.86)	$(0.70)	$(1.33)
Weighted average number of common shares:
Basic	5,211,031	5,217,303	5,216,274	6,141,182
Diluted	5,211,031	5,217,303	5,216,274	6,141,182

	UNAUDITED
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Total revenues	$23,548	$17,008	$14,873	$13,660
Net loss before income taxes	(1,790)	(2,865)	(5,061)	(19,146)
Provision (benefit) for taxes	(670)	(930)	(2,736)	4,976
Net loss	(1,120)	(1,935)	(2,325)	(24,122)
Equity in loss (income) of Investee	85	(33)	62	(173)
Net (loss) Income attibutable to non-controlling interest	(18)	46	-	-
Net (loss) income attributable to Atrinsic,Inc.	$(1,187)	$(1,948)	$(2,386)	$(23,949)
Net loss per share:
Basic	$(0.23)	$(0.38)	$(0.46)	$(4.60)
Diluted	$(0.23)	$(0.38)	$(0.46)	$(4.60)
Weighted average number of common shares:
Basic	5,197,736	5,073,717	5,158,640	5,210,333
Diluted	5,197,736	5,073,717	5,158,640	5,210,333

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Members of the our management, including our Executive Vice President, Raymond Musci, and Chief Financial Officer, Thomas Plotts, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2010, the end of the period covered by this report.  Based upon that evaluation, Messrs. Musci and Plotts concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be included in an amendment to this report on form 10-K or a proxy statement which shall be filed with the Securities and Exchange Commission no later than April 30, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in an amendment to this report on form 10-K or a proxy statement which shall be filed with the Securities and Exchange Commission no later than April 30, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in an amendment to this report on form 10-K or a proxy statement which shall be filed with the Securities and Exchange Commission no later than April 30, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in an amendment to this report on form 10-K or a proxy statement which shall be filed with the Securities and Exchange Commission no later than April 30, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in an amendment to this report on form 10-K or a proxy statement which shall be filed with the Securities and Exchange Commission no later than April 30, 2011.

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

Atrinsic, Inc.

/s/ Thomas Plotts
By: Thomas Plotts Its: Chief Financial Officer
Date: April 7, 2011

POWER OF ATTORNEY

The undersigned directors and officers of Atrinsic, Inc. do hereby constitute and appoint Raymond Musci and Thomas Plotts, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raymond Musci	Executive Vice President & Director	April 7, 2011
Raymond Musci	(Principal Executive Officer)

/s/ Thomas Plotts	Chief Financial Officer	April 7, 2011
Thomas Plotts	(Principal Financial and Accounting
Officer)
/s/ Lawrence Burstein	Director	April 7, 2011
Lawrence Burstein

/s/ Robert S. Ellin	Director	April 7, 2011
Robert S. Ellin

/s/ Mark Dyne	Director	April 7, 2011
Mark Dyne

/s/ Jerome Chazen	Director	April 7, 2011
Jerome Chazen

/s/ Stuart Goldfarb	Director	April 7, 2011
Stuart Goldfarb

S-1

EXHIBIT INDEX

Exhibit
No.	Title

3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-SB (File No. 000-51353) filed with the Commission on June 10, 2005.

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

3.6	Certificate of Amendment to the Restated Certificate of Incorporation, dated December 2, 2010.

3.7	Bylaws. Incorporated by reference to Exhibit 3.4 to the Registrant’s Form 10-SB (File No. 000-51353) filed with the Commission on June 10, 2005.

3.8
Form of certificate for shares of common stock of Atrinsic, Inc. Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement of Form SB-2/A (File No. 333-143025) filed with the Commission on July 23, 2007.

4.1	2005 Stock Incentive Plan. Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

4.2	2007 Stock Incentive Plan. Incorporated by reference to Exhibit 4.9 to the Registrant’s Current Report on Form 10-QSB (File No. 000-51353) filed with the Commission on May 15, 2007.

4.3	Form of Stock Option Agreement. Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.1
Standard Multi-Tenant Office Lease dated July 6, 2005 between Atrinsic, Inc. and Dolphinshire L.P.  Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on February 13, 2007.

10.2
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

10.4
Lease Agreement dated April 14, 2008, between MED 469 LLC, Rector 469, LLC and TPP 469 LLC and Traffix, Inc.  Incorporated by reference to Exhibit 10.20 to the Registrants Annual Report on Form 10-K (File No. 001-12555) filed with the Commission on March 26, 2009.

10.5
First Lease Modification Agreement dated as of May 14, 2008 between MED 469 LLC, Rector 469, LLC and TPP 469 LLC and Traffix, Inc.  Incorporated by reference to Exhibit 10.21 to the Registrants Annual Report on Form 10-K (File No. 001-12555) filed with the Commission on March 26, 2009.

10.6
Employment Agreement dated as of February 1, 2008, by and between Atrinsic, Inc. and Andrew Stollman.  Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-12555) filed with the Commission on May 20, 2008. *

10.7
Employment Agreement dated as of February 1, 2008, by and between Atrinsic, Inc. and Burton Katz.  Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-12555) filed with the Commission on May 20, 2008. *

10.8
Employment Agreement by and between Andrew Zaref and Atrinsic, Inc. dated July 14, 2008.  Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 17, 2008. *

10.9	Atrinsic, Inc. 2009 Stock Incentive Plan, Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 1, 2009.

10.10
Atrinsic, Inc. 2010 Annual Incentive Compensation Plan. Incoporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on July 1, 2009.

10.11
Employment Agreement by and between Jeffery Schwartz and Atrinisc, Inc. dated January 27, 2010.  Incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 10-K (File No. 001-12555) filed with the Commission on March 30, 2010.*

10.12
Employment offer by and between Thomas Plotts and Atrinsic, Inc. dated January 29, 2010.  Incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 10-K (File No. 001-12555) filed with the Commission on March 30, 2010.*

10.13
Separation Agreement and Mutual release by and between Burton Katz and Atrinsic, Inc. dated October 20, 2009.  Incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 10-K (File No. 001-12555) filed with the Commission on March 30, 2010.

10.14
Separation and Release Agreement by and between Andrew Zaref and Atrinsic, Inc. dated December 16, 2009.  Incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 10-K (File No. 001-12555) filed with the Commission on March 30, 2010.

10.15
Master Services Agreement between Atrinsic, Inc. and Brilliant Digital Entertainment, Inc. dated March 26, 2010 but effective as of July 1, 2009.  Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12555) filed with the Commission on May 11, 2010.

10.16
Employment Agreement dated June 30, 2010 by and between Atrinsic, Inc. and Thomas Plotts.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12555) filed with the Commission on August 16, 2010.

10.17
Asset Purchase Agreement by and between Atrinsic, Inc. and Brilliant Digital Entertainment, Inc. and Altnet, Inc. dated October 13, 2010.  Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-12555) filed with the Commission on November 15, 2010.

10.18
Amendment No. 1 to the Marketing Services Agreement entered into and between Atrinsic, Inc. and Brilliant Digital Entertainment, Inc. dated October 13, 2010.  Incorporated by Reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No.  001-12555) filed with the Commission on November 15, 2010.

10.19
Amendment No. 1 to the Master Services Agreement entered into and between Atrinsic, Inc. and Brilliant Digital Entertainment, Inc. dated October 13, 2010.  Incorporated by Reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No.  001-12555) filed with the Commission on November 15, 2010.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 000-51353) filed with the Commission on August 4, 2007.

21.1	Subsidiaries of the registrant. Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K (File No. 000-12555) filed with the Commission on March 30, 2010.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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