Form 10-K/A
period 2010-12-31
Atrinsic, Inc.
filed 2011-05-02
CIK 1022899

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

DOCUMENTS INCORPORATED BY REFERENCE

None

STATEMENT REGARDING AMENDMENT NO. 1

This Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amendment”) is being filed for the purpose of restating Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on April 7, 2011 (the “Original Filing”).

Except as expressly noted herein, this Amendment does not reflect events occurring after the April 7, 2011 filing date of our Original Filing, and we do not undertake to update any item of our Original Filing, except in each case to reflect the changes discussed in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing. As a result of these amendments, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our current directors as of April 30, 2011.

Name	Age	Director Since	Position

Jerome Chazen	83	2005	Chairman of the Board
Raymond Musci	49	2007	Executive Vice President, Corporate Development, Director
Lawrence Burstein	68	2008	Director
Mark Dyne	48	2008	Director
Stuart Goldfarb	56	2010	Director

Board of Directors

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

Raymond Musci. Mr. Musci serves as our Executive Vice President, Corporate Development.  Mr. Musci has also served as a director since May 2007. From August 2006 through February 2008, Mr. Musci served as President of New Motion Mobile, Inc., our wholly-owned subsidiary, and prior to joining our organization as an employee, Mr. Musci was a consultant to our operations from January through August of 2006. Mr. Musci brings over 25 years of high tech, media, entertainment and consumer product experience to us, and was selected to serve as a director of the company for this reason. From 1999 to 2006, Mr. Musci was Chief Executive Officer of Bam! Entertainment, Inc., a company he founded in 1999 that published and distributed movie, sports and cartoon video games to a wide range of retailers. Prior to Bam!, from 1996 to 1999, Mr. Musci was president and chief executive officer of the U.S. subsidiary of Infograms Entertainment, Inc., now better known as Atari, Inc. In that position, he oversaw all aspects of the company's North American unit, was responsible for 250 employees, and grew global revenues from $60 million to $300 million, and U.S. revenues from $80 million to $150 million. Before joining Infograms/Atari, Mr. Musci was founder, president and chief executive officer of Ocean Of America, Inc., a publisher and distributor of entertainment software. Founded in 1990, Mr. Musci built the company to annual revenues of $50 million, and sold it to Infograms/Atari in 1996. Mr. Musci holds a degree in criminal justice with a minor in business administration from Western New Mexico University. Mr. Musci was a director of Talon International, Inc., a public reporting Company and served as a member of the board of directors of Brilliant Digital Entertainment, Inc. from October 1996 until April 2009, a former public reporting company.

Lawrence Burstein. Mr. Burstein became a director upon the completion of our merger with Traffix, Inc. on February 4, 2008. Mr. Burstein has been a director of Traffix since April 1999. Since March 1996, Mr. Burstein has been Chairman of the Board and a principal shareholder of Unity Venture Capital Associates, Ltd., a private venture capital firm. For approximately ten years prior thereto, Mr. Burstein was the President, a director and principal stockholder of Trinity Capital Corporation, a private investment banking concern. Trinity ceased operations upon the formation of Unity Venture Capital Associates, Ltd. in 1996. Mr. Burstein is a director of several companies, being, respectively, THQ, Inc., engaged in the development and marketing of video games for Sony, Microsoft and Nintendo; CAS Medical Systems, Inc., engaged in the manufacture and marketing of blood pressure monitors and other disposable products, principally for the neonatal market; and I.D. Systems Inc., engaged in the design, development and production of a wireless monitoring and tracking system which uses radio frequency technology.  In addition, Mr. Burstein was formerly a director of publicly traded American Telecom Systems, Inc., a company engaged in the development and marketing of convergent telecommunication services and Millennium India Acquisition Corp., a publicly trading holding company.  Mr. Burstein was selected as a member of our Board of Directors because he adds substantial expertise from his venture capital finance background and his executive experience, as well as his service as a board member on other public companies.  His experience provides the Company with valuable insight with respect to financing and operational strategies and corporate governance issues.

Mark Dyne.  Mr. Dyne has served as a director of the company since November 11, 2008.  Mr. Dyne currently serves as the Chief Executive Officer and Chairman of Europlay Capital Advisors, LLC, a merchant banking and advisory firm, and has served in this capacity since 2002. In this capacity, he provides corporate and advisory services.  Mr. Dyne currently sits on the Board of Directors of Skype Global S.a.r.l., a leader in V.O.I.P communications as well as Talon International, Inc.  Prior to joining Europlay, Mr. Dyne served as Chief Executive Officer of Sega Gaming Technology Inc. (USA), a gaming company, and Chief Executive Officer of Virgin Interactive Entertainment Ltd., a distributor of computer software programs and video games based in London, England. Mr. Dyne was a founder and former director of Sega Ozisoft Pty Ltd., a leading distributor of entertainment software in both Australia and New Zealand. Mr. Dyne was chosen to be a member of our board because of his long history of developing digital properties and technology focused businesses around the world.

Stuart Goldfarb. Mr. Goldfarb has served as a director of the Company since January 12, 2010. Since November 2009, Mr. Goldfarb has been a Partner in Unbound Partners LLC, a marketing and management consulting firm.  From 2001 to 2009 Mr. Goldfarb was President and CEO of Direct Brands, Inc.  Under his leadership, the company grew to be the world’s largest direct marketer of music, DVDs, and books, with household brands such as Columbia House, BMG Music, Doubleday Book Club, Book-of-the-Month-Club, cdnow.com and many more.  Prior to that, Mr. Goldfarb was President and CEO of bol.com, Bertelsmann’s premier online retailer of books and music, doing business in 18 European and Asian countries.  Before joining Bertelsmann, he was Vice Chairman of Value Vision International, a cable TV home shopping and e-commerce company.  He was formerly Executive Vice President, Worldwide Business Development at NBC, where he held various executive level positions.  Mr. Goldfarb was selected to be a member of our Board of Directors because of extensive history and success in operating direct marketing, entertainment and media related companies.

OTHER EXECUTIVE OFFICERS

Thomas Plotts. Mr. Plotts, 40, was appointed as our Chief Financial Officer on June 30, 2010 after serving as Interim Chief Financial Officer since December 16, 2009.  Prior to his appointment as CFO, Mr. Plotts was Atrinsic’s Vice President of Finance & SEC Reporting, a position he held since February 2007. From 2005 to 2007, Mr. Plotts was Chief Financial Officer of DBH Resources, a privately held risk management company, which was successfully sold to AON Corporation (NYSE: AOC) in 2007. From 2001 to 2005, Mr. Plotts was Director of Business Information Systems and Corporate Development at Cardiac Science Corporation (NASDAQ: CSCX). Mr. Plotts served in the Australian Army Reserve, and was commissioned as a Lieutenant in 1988. Mr. Plotts has a Bachelor of Economics degree from the University of Western Australia and a Masters of Business Administration from the Marshall School of Business at the University of Southern California.

FURTHER INFORMATION CONCERNING THE BOARD OF DIRECTORS

Director Independence.  Our board of directors consists of four “independent” members, as that term is defined in Section 5605 of the Marketplace Rules as required by the NASDAQ Stock Market: Jerome Chazen, Lawrence Burstein, Mark Dyne and Stuart Goldfarb. Our board also has a seat held by a non-independent executive director, Raymond Musci.  Robert Ellin, who resigned from our Board of Directors on April 20, 2011, was also an “independent” director while serving on our Board in 2010.

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

Meetings. The Board of Directors held ten meetings during fiscal 2010.  All directors then serving attended 75% or more of all of the meetings of the Board of Directors and the committees on which they served in fiscal 2010.  The Company has not established a specific policy with respect to members of the Board of Directors attending annual stockholder meetings.  Three board members attended our 2010 Annual Meeting of Stockholders.

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

Audit Committee. Our Audit Committee currently is chaired by Lawrence Burstein and seated by Stuart Goldfarb and Jerome Chazen.  Each of Mr. Burstein, Mr. Chazen and Mr. Goldfarb qualify as “independent” directors within the meaning of the applicable rules for companies traded on The NASDAQ Global Market (NASDAQ).  We have determined that each member of our Audit Committee qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC, with Mr. Burstein having acquired the requisite experience from having served on the audit committees of three other public companies for more than 10 years.  Among other responsibilities, the Audit Committee reviews the scope and results of quarterly audit reviews and the year-end audit with management and the independent auditors, reviews and discusses the adequacy of our internal controls, and recommends to the Board of Directors the selection of independent auditors for the coming year.  During 2010, our audit committee held five meetings.

Compensation Committee. Our Compensation Committee is currently chaired by Lawrence Burstein, and seated by Jerome Chazen, each who qualify as “independent” directors within the meaning of the applicable rules for companies traded on NASDAQ. Prior to his resignation from our Board of Directors on April 20, 2011, Robert Ellin also served on our Compensation Committee in 2010 and was “independent” under NASDAQ rules.  The Compensation Committee of the Board of Directors is primarily responsible for determining the annual salaries and other compensation of directors and executive officers and administering our equity compensation plans.  Our Compensation Committee determines the compensation to be paid to our officers and directors, with recommendations from our full Board of Directors and management as to the amount and/or form of such compensation.  While our Board may utilize the services of consultants in determining or recommending the amount or form of executive and director compensation, we do not at this time employ consultants for this purpose. During 2010, our compensation committee held one meeting and matters relating to compensation were also discussed at full meetings of our Board of Directors.

Nominating and Governance Committee.  Our Nominating and Governance Committee is currently chaired by Stuart Goldfarb and was seated by Robert Ellin prior to his resignation on April 20, 2011.  Stuart Goldfarb qualifies as an “independent” director within the meaning of the applicable rules for companies traded NASDAQ and while serving, Robert Ellin was “independent” as well.  During 2010, our nominating and governance committee did not meet, however, matters relating to nominations and governance were discussed at full meetings of our Board of Directors. The Company intends to fill the vacancy on this committee created by Mr. Ellin’s resignation in the near future.

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

Board Leadership Structure.

The Company has elected to bifurcate the positions of Chairman (held by Mr. Chazen) and Chief Executive Officer (a position formerly held by Mr. Schwartz until his resignation on August 13, 2010). Although our Chief Executive Officer traditionally serves as a member of the Board, we believe that Mr. Chazen’s status as Chairman provides for a meaningful division of leadership between management and the Board. We believe this structure provides Atrinsic with sound corporate governance practices in the management of its business because it allows our Chief Executive Officer to focus on the day-to-day operation of the business, while allowing Mr. Chazen to focus on leadership of the Board of Directors.  The benefits of Mr. Chazen’s leadership of the Board stem from Mr. Chazen’s extensive knowledge and experience in executive management, finance, corporate governance matters, private investing and product marketing.  In addition, Mr. Chazen’s frequent direct contact with the Company’s senior management team enables Mr. Chazen to identify issues, proposals, strategies and other considerations for discussion among board members.

Board Oversight of Risk Management.

Our Board of Directors has responsibility for the oversight of risk management. A fundamental part of risk management is not only understanding the risks our Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for our Company. The involvement of our Board of Directors in setting our business strategy is a key part of its assessment of risk management and the determination of what constitutes an appropriate level of risk for our Company. Our Board regularly discusses with management the Company's major risk exposures, including risks relating to our liquidity and operations and the businesses in which we operate, their potential impact on our Company and the steps we take to manage them.

Although our Board of Directors has ultimate oversight responsibility for the risk management process, our Board committees fulfill an important role in our risk management. In particular, the Audit Committee focuses on assessing and mitigating financial risk, including the adequacy of internal controls and management's internal assessment of our internal control over financial reporting and our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements.

Code of Ethics.  Our Board of Directors has adopted a Code of Ethical Conduct (the “Code of Conduct”) which constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. We require all employees, directors and officers to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that these individuals avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. The Code of Conduct contains additional provisions that apply specifically to our Chief Financial Officer and other financial officers with respect to full and accurate reporting. The Code of Conduct is available on our website at www.atrinsic.com and has been filed as an exhibit to our Original Filing. You may also request a copy of the Code of Conduct by writing or calling us at:

Atrinsic, Inc.
Attn: Investor Relations
469 7th Ave, 10th Floor
New York, NY 10018

Any waiver of the Code of Conduct pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the Securities and Exchange Commission.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and the holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2010, all of our executive officers, directors and the holders of 10% or more of our common stock complied with all Section 16(a) filing requirements, except one initial statement of beneficial ownership of securities and one statement of changes in beneficial ownership on Form 4 was filed late by Thomas Plotts, reporting one late transaction; one statement of changes in beneficial ownership on Form 4 was filed late by Jerome Chazen, reporting one late transaction; and one statement of changes in beneficial ownership on Form 4 was filed late by Raymond Musci, reporting one late transaction.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides disclosure concerning all compensation earned for services to us in all capacities for our fiscal years ended December 31, 2010 and 2009 (i) as to each person serving as our Chief Executive Officer during our fiscal year ended December 31, 2010, and (ii) as to our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers during our fiscal year ended December 31, 2010, whose compensation exceeded $100,000. The people listed in the table below are referred to as our “named executive officers”.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (5)	Option Awards		All Other Compensation	Total

Raymond Musci (1)	2010	$360,000	$-	$-	$-		$20,919	$380,919
Executive Vice President, Corporate Development and Director	2009	$360,000	$-	$-	$-		$18,618	$378,618

Thomas Plotts (2)	2010	$250,000	$25,000	$16,750	$126,250	(6)	$5,835	$423,835
Chief Financial Officer	2009	$187,947	$13,732	$-	$-		$12,385	$214,064

Andrew Stollman (3)	2010	$425,000	$-	$-	$-		$36,687	$461,687
President	2009	$425,000	$-	$77,688	$-		$30,219	$532,907

Jeffrey Schwartz (4)	2010	$172,916	$-	$-	$422,128	(7)	$12,023	$607,067
Chief Executive Officer	2009	$167,248	$-	$4,398	$-		$2,332	$173,978

 (1) Mr. Musci is currently performing the duties of Chief Executive Officer following the resignation of Jeffrey Schwartz, our former Chief Executive Officer, on August 13, 2010. Other compensation in 2010 and 2009 relates to health insurance premiums.

(2) Mr. Plotts was appointed Chief Financial Officer on June 30, 2010 after serving as Interim Chief Financial Officer since December 6, 2009.  Prior to his appointment as Interim Chief Financial Officer, Mr. Plotts was Atrinsic’s Vice President of Finance & SEC Reporting, a position he held since February 2007.  In 2010, Mr. Plotts received 6,250 restricted stock units and options to purchase 62,500 shares of common stock at an exercise price of $3.64. Other compensation consists of $5,835 of health insurance premiums in 2010 and $5,185 of health insurance premiums and $7,200 of auto allowance in 2009.

(3) Andrew Stollman served as Atrinsic’s President from February 4, 2008 until February 28, 2011. Pursuant to the terms of his employment agreement with the Company, other compensation paid to Mr. Stollman consisted of payments of $12,000 and $10,000 in 2010 and 2009, respectively, related to an automobile allowance, life insurance premiums of $4,019 for each of the years ended December 31, 2010 and 2009, as well as $20,668 and $16,200 for 2010 and 2009, respectively, related to health insurance premiums.

(4) Jeffrey Schwartz served as Atrinsic’s Chief Executive Officer from January 27, 2010 until August 13, 2010 and prior to that as Atrinsic’s Interim Chief Executive Officer from October 6, 2009. In the year ended December 31, 2009, Mr. Schwartz received $4,398 of stock awards and $61,000 of cash compensation as a director in 2009, prior to becoming our Interim Chief Executive Officer and received $106,248 in cash compensation for his service as Interim Chief Executive Officer.  In the year ended December 31, 2010, Mr. Schwartz received options to purchase 250,000 shares of common stock at an exercise price of $3.00. Other compensation in 2010 and 2009 relates to health insurance premiums.

(5) The dollar amount is the aggregate grant date fair value of stock awards granted in the fiscal year in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The fair value of restricted stock units issued was recorded at fair market value at date of grant. For awards subject to performance conditions, the value reported is computed based upon the probable outcome of the performance condition as of the grant date. For further information, refer to Note 12 - "Stock Based Compensation," in our Consolidated Financial Statements in our Original Filing filed with the SEC on April 7, 2011.

(6) The dollar amount is the aggregate grant date fair value of option awards granted in the fiscal year in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (a) risk free rate of 2.2% (b) dividend yield of 0.0%, (c) expected option life of 5.6 years, and (d) expected volatility of 58%. For awards subject to performance conditions, the value reported is computed based upon the probable outcome of the performance condition as of the grant date. For further information, refer to Note 12 - "Stock Based Compensation," in our Consolidated Financial Statements in our Original Filing filed with the SEC on April 7, 2011.

(7) The dollar amount is the aggregate grant date fair value of option awards granted in the fiscal year in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Mr. Schwartz received 125,000 options to purchase stock from each of the 2007 and 2009 plans.  The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions relating to the awards from the 2007 plan: (a) risk free rate of 2.3% (b) dividend yield of 0.0%, (c) expected option life of 6.3 years, and (d) expected volatility of 59%. The assumptions related to the awards from the 2009 plan were the same as the 2007 plan except the expected option life was 5.8 years.  For awards subject to performance conditions, the value reported is computed based upon the probable outcome of the performance condition as of the grant date. For further information, refer to Note 12 - "Stock Based Compensation," in our Consolidated Financial Statements in our Original Filing filed with the SEC on April 7, 2011.

Narrative Disclosure to Summary Compensation Table

Introduction

In this section, we describe our compensation objectives and policies as applied to our named executive officers during 2010. The following discussion and analysis is intended to provide a framework within which to understand the actual compensation awarded to, earned or held by each named executive officer during 2010, as reported in the summary compensation table set forth above.

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

Philosophy

Our overall compensation program seeks to align executive compensation with the achievement of the Company’s business objectives and with individual performance towards these objectives. It also seeks to enable the Company to attract, retain, and reward executive officers and other key employees who contribute to our success and to incentivize them to enhance long-term stockholder value.

In setting compensation levels, consideration was given to each executive’s overall responsibilities, professional qualifications, business experience, job performance and technical expertise, and the combined value of these factors to the company’s long-term performance and growth.  The Company’s recent performance was also considered in setting compensation levels.

Objectives of Executive Compensation

The main objectives of our compensation strategy include the following:

•	pay competitively within our industry to attract and retain key employees while taking into account our need to preserve capital;

•	pay for performance to motivate and align our executives interests with that of our stockholders; and

•	design compensation programs with a balance between short-term and long-term objectives, including encouraging management ownership of our common stock.

The Committee seeks to properly compensate executive officers for their services to the Company and to create incentives to focus on the specific goals identified as significant for the Company. The Committee identifies and considers a wide range of measures for individual performance, company performance, and, as appropriate, share price appreciation and develops performance goals based on these measures. In addition, the Committee endeavors to preserve the Company’s tax deduction for all compensation paid, which can be accomplished primarily by conditioning compensation on the achievement of certain performance goals, as discussed below.

Executive Compensation Components

The primary components of the executive compensation program are:

•	base salary;

•	annual performance-based cash bonus;

•	long-term equity incentive awards in the form of stock options, restricted stock units and/or restricted stock; and

•	other benefits.

Annual Base Salary

We strive to provide our executive officers with a level of assured cash compensation in the form of annual base salary that is competitive with companies in the digital entertainment and entertainment content business and similar enterprises and companies that are comparable in size and performance.  We strive to set base salaries at levels which are designed to motivate and retain our executives.  The annual base salary of Mr. Musci, our interim Chief Executive Officer, in 2010 was $360,000, which has not changed from the prior year.  The annual base salary of Mr. Stollman, our President, in 2010 was $425,000 which was negotiated in connection with the closing of our merger with Traffix, Inc., and reflects in part the base compensation that Mr. Stollman was receiving at his company prior to the merger.  The annual base salary of Mr. Plotts in 2010 was $250,000 and was established based on negotiations with the Company. The annual base salary of Mr. Schwartz in 2010 was $275,000 and was established based on negotiations with the Company.

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

Annual Cash Bonuses

Annual cash incentive bonuses create a measurable and predictable connection between total executive compensation and our annual performance. Unlike base salaries, annual incentive bonuses are at risk based on how well we perform and how our executive officers contribute to that performance.  In 2010, except as noted in the following sentence, no annual cash bonuses were paid to the Company’s named executive officers as a result of the Company’s performance. Mr. Plotts, however, received a bonus of $25,000 in 2010 in connection with the Company’s timely filing of its annual report on Form 10-K.

Long-Term Equity Incentive Awards

The Compensation Committee intends to use equity incentive awards to serve as the primary vehicle for providing long-term incentives to our senior executives and key employees. We also regard equity incentive awards as a key retention tool. During 2010, equity incentive awards were available for grant under our 2007 and 2009 Plans, which are described more fully below.

As described in the footnotes to the Summary Compensation Table, the Compensation Committee has granted long-term equity incentive compensation awards to named executive officers in the form of non-qualified stock option awards as well as restricted stock units. The vesting provisions of our equity awards are established in order to encourage employee retention and focus management’s attention on sustaining financial performance and building stockholder value over an extended term.

The following are descriptions of our 2005, 2007 and 2009 Stock Incentive Plans:

2005 Plan

In 2005, New Motion Mobile, Inc., our wholly owned subsidiary, established the Stock Incentive Plan (the “2005 Plan”), for eligible employees and other directors and consultants. In connection with the closing of our exchange transaction with New Motion Mobile, Inc. on February 12, 2007, we assumed all of New Motion Mobile’s obligations under the plan. Under the 2005 Plan, officers, employees and non-employees could be granted options to purchase common stock at no less than 100% of the market price at the date the option is granted. Upon the approval of the 2007 Stock Incentive Plan, our Board adopted a resolution to prevent further grants of awards under the 2005 Plan.

2007 Plan

On February 16, 2007, our Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Plan”). The maximum number of shares available for grant under the plan is 350,000 shares of common stock.  Under the 2007 Plan, officers, employees and non-employees may be granted options to purchase our common stock at no less than 100% of the market price at the date the option is granted. With the approval of our 2009 Stock Incentive Plan by our stockholders, no further awards will be granted under the 2007 Plan, except that any shares of common stock that have been forfeited or cancelled in accordance with the terms of the applicable award under the 2007 Plan may be subsequently again awarded in accordance with the terms of the 2007 Plan prior to its expiration in 2017.

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

Outstanding Equity Awards at December 31, 2010

The following table presents information regarding outstanding option and stock awards held by the company’s named executive officers as of December 31, 2010. None of the named executive officers exercised options during the fiscal year ended December 31, 2010 and neither Mr. Musci nor Mr. Schwartz held any options or stock awards as of December 31, 2010.

		Option Awards				Stock Awards
			Number of Securities Underlying Unexercised Options (#)
Name	Grant Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Thomas Plotts (1)	02/04/08	-	-	-	-	424	$1123.60
	05/31/10	13,888	48,612	$3.64	May 31, 2020	-	-
						-	-
Andrew Stollman(2)	04/09/10	7,606	-	$14.79	April 9, 2011	-	-
	04/09/10	7,606	-	$13.67	April 9, 2011	-	-
	04/09/10	7,606	-	$17.75	April 9, 2011	-	-
	01/12/01	17,747	-	$33.72	December 1. 2011	-	-
	03/06/04	68,453	-	$43.43	June 3, 2014	-	-
	06/25/09	-	-	-		68,750	$182,187.50
	06/25/09	-	-	-	-	25,000	$66,250
							-

(1)
On February 4, 2008, Mr. Plotts was granted 7,500 shares of restricted stock, of which 33.3% vested on the February 4, 2009 with the remainder vesting monthly thereafter over the next 24 months.  On May 31, 2010, Mr. Plotts was granted an option to purchase 62,500 shares of common stock at an exercise price of $3.64.  The options vest in equal monthly installments over a period of 36 months commencing on May 31, 2010.

(2)
In connection with the merger of Atrinsic and Traffix, Inc., Mr. Stollman’s options to purchase shares of common stock of Traffix were converted into an aggregate of 125,918 options to purchase shares of common stock of Atrinsic at an average exercise price of $36.52 which options were fully vested at the time of the merger.  As of December 31, 2010, 16,900 of these options expired unexercised leaving a balance of 109,018 options at an average exercise price of $35.98. On June 25, 2009, Mr. Stollman was granted 68,750 restricted stock units that were to vest after the closing of trading on the date that the average per share trading price of the Company’s common stock during any period of 10 consecutive trading days equals or exceeds $30.00. The fair value of these awards reflects a 25% probability of vesting. These RSUs were cancelled upon Mr. Stollman’s departure from the Company.  Also on June 25, 2009, 75,000 of Mr. Stollman’s options were exchanged for 25,000 restricted stock units.  Two thirds of these restricted stock units vested as of February 16, 2011 and the remaining RSUs were cancelled. Mr. Stollman’s role as President ended on February 28, 2011 with the end of his three year employment contract.

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

Employment Agreements, Severance Benefits and Change in Control Provisions

Consistent with the above compensation philosophy, we entered into Employment Agreements with each of Jeffrey Schwartz, our former Chief Executive Officer, Thomas Plotts, our Chief Financial Officer and Andrew Stollman, our former President, which include each of the primary compensation components outlined above. The following is a description of the employment agreements with each of the above mentioned named executive officers:

Thomas Plotts

On January 29, 2010, we entered into a letter agreement with Thomas Plotts in connection with his appointment as our Interim Chief Financial Officer on December 16, 2009.  Pursuant to the agreement, Mr. Plotts served as our Interim Chief Financial Officer on an “at will” basis and received a salary of $250,000 per annum.  Pursuant to the agreement, Mr. Plotts received a bonus of $25,000 upon our filing of our annual report on Form 10-K.  Upon the execution of the agreement, Mr. Plotts was granted 25,000 restricted stock units (on a pre-reverse stock split basis) pursuant to our 2009 Stock Incentive Plan and a Restricted Stock Unit Agreement. The restricted stock units fully vested as of March 31, 2010.

On June 30, 2010, we entered into an employment agreement with Thomas Plotts pursuant to which Mr. Plotts became our Chief Financial Officer.  Pursuant to the agreement, Mr. Plotts receives a base salary of $250,000 per annum.  Mr. Plotts’ employment agreement has a term of three years, subject to earlier termination in accordance with its terms.  The agreement provides that Mr. Plotts is eligible to receive a target annual bonus equal to 50% of his base salary for each calendar year during the term if our business operations meet or exceed certain financial performance standards to be determined by the compensation committee of our board of directors.

In accordance with the terms of his agreement, on June 30, 2010 Mr. Plotts was granted an option to purchase 62,500 shares of our common stock pursuant to our 2009 Stock Incentive Plan at an exercise price of $3.64 per share.  The options will vest in equal monthly installments over a period of thirty six months commencing on May 31, 2010 and on the last day of each month thereafter until fully vested.  Any portion of Mr. Plotts’ option that remains unvested at the time of his termination will be extinguished and cancelled, provided, however, that if a change of control (as defined in the agreement) occurs while Mr. Plotts is employed with us, and Mr. Plotts’ employment is terminated by us other than for disability, death or cause within three (3) months before or six (6) months after the effective date of the change of control, all of the options granted to Mr. Plotts will automatically vest immediately prior to the termination of Mr. Plotts’ employment and will remain exercisable for a period of one (1) year after such termination.

If Mr. Plotts’ employment is terminated by us other than for disability, death or cause, we will pay to Mr. Plotts: (a) all base salary and benefits which have accrued through the termination date and (b) a one-time payment equal to six months of his base salary.  If Mr. Plotts’ employment is terminated by Mr. Plotts voluntarily, or by us for cause, or as a result of Mr. Plotts’ disability or death, we will pay to Mr. Plotts all base salary and benefits which have accrued through the termination date.

Andrew Stollman

Prior to Mr. Stollman’s departure from the Company on February 28, 2011, Mr. Stollman was party to an Employment Agreement executed in connection with our closing of our merger with Traffix, Inc. on February 4, 2008. The employment agreement had a term of three years, and could be terminated by Atrinsic or Mr. Stollman any time and without any reason. A summary of the material terms of Mr. Stollman’s employment agreement follows:

Title and Salary. Mr. Stollman served as our President and received a base salary of $425,000 per annum during the term of his agreement.

Signing Bonus. Upon the execution of his employment agreement, Mr. Stollman received a signing bonus of $250,000, and all options held by Mr. Stollman to purchase equity securities of Atrinsic (aside from the options discussed below) automatically vested.

Annual Bonus. Mr. Stollman was eligible to receive an annual bonus for each calendar year during the term of his agreement if Atrinsic's business operations met or exceeded certain financial performance standards. For the fiscal year ending December 31, 2009 and 2010, none of our named executive officers received a bonus.

Benefits. Mr. Stollman and his family were provided with medical, hospitalization, dental, disability and life insurance during the term of the Agreement.

Stock Options. Upon the closing of our merger with Traffix, Inc., Mr. Stollman was granted an option to purchase 75,000 shares  of Atrinsic's common stock. The option was exercisable at an exercise price equal to $43.68 and was scheduled to expire on February 4, 2018. Except in the event Mr. Stollman was terminated without cause and except in the event of a termination of Mr. Stollman's employment for good reason, any portion of such executive's option that remained unvested at the time of termination was to be extinguished and cancelled. Mr. Stollman’s options were subject to accelerated vesting upon a change of control.  On June 25, 2009, stockholders approved our 2009 Stock Incentive Plan and our one-time option exchange program.  As a result of the option exchange program, the options Mr. Stollman held to purchase 75,000 shares of our common stock were cancelled, and Mr. Stollman received 25,000 restricted stock units in exchange for such options which were to vest on the basis of certain performance metrics.  On February 16, 2011, the Compensation Committee determined that 16,667 shares underlying the restricted stock units had vested and the remaining RSUs were cancelled.

Restricted Stock Units. Upon the closing of our merger with Traffix, Inc., Atrinsic agreed to issue Mr. Stollman restricted stock units (“RSUs”) having a term of ten years covering 68,750 shares of common stock conditioned upon the delivery by Mr. Stollman to the company of a Restricted Stock Unit Agreement. Pursuant to the terms of his employment agreement, once issued, Mr. Stollman’s RSUs were to first vest, with respect to 25,000 RSUs after the closing of trading on the date that the average per share trading price of our common stock during any period of 10 consecutive trading days equaled or exceeded $60. The remaining 43,750 RSUs were to vest after the closing of trading on the date that the average per share trading price of our common stock during any period of 10 consecutive trading days equaled or exceeded $80. Except in the event Mr. Stollman was terminated without cause and except in the event of a termination of Mr. Stollman 's employment for good reason, any portion of Mr. Stollman’s restricted stock units that remained unvested at the time of termination were to be forfeited, extinguished and cancelled. Mr. Stollman’s restricted stock units were subject to accelerated vesting upon a change of control.  The vesting terms of Mr. Stollman’s restricted stock units were amended prior to their issuance on June 25, 2009 so that each of the aforementioned RSUs would vest after the closing of trading on the date that the average per share trading price of our common stock during any period of 10 consecutive trading days equaled or exceeded $30.  These RSUs were cancelled upon Mr. Stollman’s departure from the Company.

Payments upon termination. Mr. Stollman’s employment agreement provided that if Mr. Stollman’s employment with us was terminated because of death or disability or cause or if Mr. Stollman voluntarily terminated his employment with us other than for good reason, we would pay or provide to Mr. Stollman all base salary and benefits which have accrued through the termination date. In addition, if Mr. Stollman’s employment was terminated as a result of death or disability, Mr. Stollman would receive a sum equal to a prorated portion of the annual bonus to which Mr. Stollman would have been entitled if his employment had continued until the end of the employment years in which his death or disability occurred.

If Mr. Stollman’s employment was terminated by Mr. Stollman for good reason (which includes a material adverse change in the nature and scope of the duties, obligations, rights or powers of Mr. Stollman’s employment, including those resulting from a change in control of the company), or by us other than for cause, we were required to pay to Mr. Stollman: (a) all base salary and benefits which have accrued through the termination date, (b) a one time payment equal to the sum of (i) two times his base salary and (ii) two times an amount equal to the average of the annual bonus amounts received by Mr. Stollman under the employment agreement for the 2 years prior to such termination, and (c) coverage under the employee benefit plans described above until the earlier of the end of the second anniversary of such termination or Mr. Stollman’s eligibility to receive similar benefits from a new employer. In addition, if Mr. Stollman’s employment was terminated by Mr. Stollman for good reason, or by us other than for cause, all stock options and other equity awards granted to Mr. Stollman pursuant to the employment agreement (other than options and awards that vest upon the achievement of performance objectives) were to automatically vest, and remain exercisable for a period of one year after such termination.

On February 28, 2011, Mr. Stollman’s employment agreement expired pursuant to its terms.  Therefore, none of the payments described in this section were made to Mr. Stollman in connection with his departure from the Company.

Jeffrey Schwartz

Separation Agreement.

On August 13, 2010, we entered into a Separation and Mutual Release Agreement with Jeffrey Schwartz, which terminated Mr. Schwartz’s employment with the company.  Pursuant to the agreement, all of Mr. Schwartz’s options to purchase shares of the Company’s common stock were extinguished and cancelled.

Employment Agreement.

Prior to his resignation, Mr. Schwartz was party to an Employment Agreement with us.  The employment agreement had a term of three years, and could be terminated by Atrinsic or Mr. Schwartz at any time and without any reason. A summary of the material terms of Mr. Schwartz’s employment agreement follows:

Title and Salary. Mr. Schwartz's employment agreement provided that he would serve as our Chief Executive Officer and receive a base salary of $275,000 per annum during the term of his agreement.

Annual Bonus. Mr. Schwartz was eligible to receive a target annual bonus equal to his base salary for each calendar year during the term of his employment, if the Company’s business operations met or exceeded financial performance standards to be determined by the Board.  No annual bonus was paid to Mr. Schwartz during the term of his agreement.

Benefits. Mr. Schwartz and his family were provided with medical, hospitalization, dental, disability and life insurance during the term of his agreement, with Atrinsic paying all premiums and other costs associated with such policies. Mr. Schwartz was also eligible to participate in any other compensation plan or other perquisites generally made available to executive officers of the company from time to time.

Stock Options. Mr. Schwartz was granted an option to acquire 125,000 shares of the Company’s common stock, par value $0.01 per share pursuant to the Company’s 2009 Stock Incentive Plan and an option to purchase 125,000 shares of the Company’s common stock pursuant to the Company’s 2007 Stock Incentive Plan. The first option was scheduled to vest in equal monthly installments over a period of 36 months commencing on January 31, 2010 and on the last day of each calendar month thereafter until fully vested. The second option was scheduled to vest over a period of four years, with 25% of the second option vesting on the first anniversary of the date of the agreement and the remaining 75% vesting thereafter in equal monthly installments over a period of 36 months commencing on January 31, 2011.  Any portion of Mr. Schwartz’s option that remained unvested at the time of his termination was to be extinguished and cancelled, provided, however, that if a change of control (as defined in the agreement) occurred while Mr. Schwartz was employed with us, and Mr. Schwartz’s employment was terminated by us other than for disability, death or cause or by Mr. Schwartz for good reason within three (3) months before or six (6) months after the effective date of the change of control, all of the options granted to Mr. Schwartz were to automatically vest immediately prior to the termination of Mr. Schwartz’s employment and remain exercisable for a period of one (1) year after such termination.  In connection with his resignation on August 13, 2010, all options held by Mr. Schwartz to acquire shares of the Company’s common stock were extinguished and cancelled.

Vacation. Mr. Schwartz was entitled to 4 weeks paid vacation during each year of his employment pursuant to the terms of his agreement.

Payments upon termination. Mr. Schwartz’s employment agreement provided that if Mr. Schwartz’s employment was terminated by Mr. Schwartz for good reason, or by us other than for cause, we would pay to Mr. Schwartz: (a) all base salary and benefits which accrued through the termination date and (b) an amount equal to his base salary.  The agreement further provided that if Mr. Schwartz’s employment was terminated by Mr. Schwartz other than for good reason, or by us for cause, we would pay to Mr. Schwartz all base salary and benefits which accrued through the termination date and if Mr. Schwartz’s employment was terminated as a result of his death or disability, we would pay or provide to Mr. Schwartz (i) all base salary and benefits which accrued through the termination date and (ii) a sum equal to a prorated portion of the annual bonus to which Mr. Schwartz would have been entitled if his employment had continued until the end of the employment year in which his death or disability occurred. No severance payments were made to Mr. Schwartz in connection with his resignation from the Company.

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

Director Compensation for the Fiscal Year Ended December 31, 2010

During our fiscal year ended December 31, 2010, our non-employee directors received cash compensation for their services on our board during 2010 and in September 2010, board members that served for the twelve months following our 2009 annual meeting, were issued restricted stock units valued at $42,500 for this service.  These restricted stock units will vest in September, 2011.  In 2010, we paid each of our non-employee directors a cash retainer of $50,000 for their service as board members.  The Chairman of our Board of Director’s received an additional cash retainer of $50,000, and the chairs of each of our audit, compensation and nominating and governance committees received a cash retainer of $10,000, $5,000 and $2,500, respectively.

In addition, we reimburse directors for travel expenses associated with attendance at Board meetings; during our fiscal year ended December 31, 2010 such expenses were immaterial.

In light of our cash flow from operations, our Board elected to defer fourth quarter 2010 cash compensation.

The following table sets forth information concerning director compensation earned by non-employee directors for the 2010 fiscal year:

	Fees Earned	Restricted
	or	Stock	Option	All Other
Name	Paid in Cash	Awards (1)	Awards	Compensation	Total

Jerome Chazen (2)	$100,625	$26,306	$-	$-	$126,931
Lawrence Burstein (3)	$65,000	$15,421	$-	$-	$80,421
Robert Ellin (4)	$50,000	$15,421	$-	$-	$65,421
Mark Dyne (5)	$50,000	$15,421	$-	$-	$65,421
Stuart Goldfarb	$51,875	$-	$-	$-	$51,875

 (1)          On September 28, 2010, we issued 9,403 restricted stock units to each of our non-employee directors as compensation for their service on our Board, with the exceptions of Mr. Chazen, who received an additional 6,637 restricted stock units for his service as our Chairman, and Mr. Goldfarb who did not receive any restricted stock units.  These restricted stock units vest on September 28, 2011. The compensation in the table reflects the grant date fair value computed in accordance with FASB ASC Topic 718.
(2)           Mr. Chazen held an aggregate of 16,040 restricted stock units and 12,500 option awards to purchase shares of our common stock as of December 31, 2010.
(3)           Mr. Burstein held an aggregate of 9,403 restricted stock units and 19,026 option awards to purchase shares of our common stock as of December 31, 2010.
(4)           Mr. Ellin held an aggregate of 9,403 restricted stock units and no option awards to purchase shares of our common stock as of December 31, 2010.  Mr. Ellin resigned as a member of our board of directors on April 20, 2011.
(5)           Mr. Dyne held an aggregate of 9,403 restricted stock units and no option awards to purchase shares of our common stock as of December 31, 2010.  Mr. Dyne currently serves as the Chief Executive Officer and Chairman of Europlay Capital Advisors, LLC, a merchant banking and advisory firm.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of Atrinsic’s common stock as of April 15, 2011. The number of shares in the table represents the number of shares of common stock owned by:

•	each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and named executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares.  Shares of common stock under warrants or options currently exercisable or exercisable within 60 days of April 15, 2011 are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 15, 2011.  Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

The information presented in this table is based on 6,297,236 shares of our common stock outstanding on April 15, 2011, which excludes 681,509 shares held in treasury. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o Atrinsic, Inc., 469 7th Avenue, 10th Floor, New York, NY 10018.

	Number of Shares	Percentage of
	Beneficially	Shares
Name of Beneficial Owner	Owned	Outstanding

Executive Officers and Directors:
Thomas Plotts (1)	29,730	*
Mark Dyne (2)	1,058,747	16.8%
Robert Ellin (3)	448,174	7.1%
Andrew Stollman (4)	214,448	3.4%
Raymond Musci (5)	123,955	2.0%
Lawrence Burstein (6)	22,534	*
Jerome Chazen (7)	25,809	*
Jeffrey Schwartz (8)	-	*
Stuart Goldfarb	-	*

All Executive Officers and Directors as a Group (9 persons) (9)	1,923,397	30.5%

5% Shareholders:
MPLC Holdings, LLC & Europlay (2)	871,182	13.8%
Trinad Capital Master Fund, Ltd. (3)	448,174	7.1%
Destar LLC & David Smith (10)	430,295	6.8%
Mercury Fund IX Ltd (11)	450,000	7.1%
Briliant Digital Entertainment, Inc. (12)	1,040,358	16.5%
Outstanding shares		6,297,236
* Less than 1% of our outstanding shares

(1)	Includes 22,568 shares of common stock issuable upon the exercise of options, 7,162 shares of common stock.

(2)
Includes 973 shares of Common Stock held directly by Mr. Dyne, 684,590 shares of common stock held by MPLC Holdings, LLC of which Mr. Dyne is Manager, and 186,592 shares held by Europlay Capital Advisors, LLC, of which Mr. Dyne is the Chief Executive Officer and Chairman.  Mr. Dyne disclaims beneficial ownership of the shares of common stock directly beneficially owned by MPLC Holdings, LLC and Europlay Capital Advisors, LLC except to the extent of his pecuniary interests therein. The address of each of Mr. Dyne, MPLC Holdings, LLC and Europlay Capital Advisors, LLC are 15260 Ventura Boulevard, 20th Floor, Sherman Oaks, CA 91403.

(3)
Trinad Capital Master Fund, Ltd. is the beneficial owner of 448,174 shares of Common Stock. Trinad Management, LLC (as the manager of the Trinad Capital Master Fund, Ltd. and Trinad Capital LP) and Robert S. Ellin, the managing director of and portfolio manager for Trinad Management, LLC and the managing director of Trinad Advisors II LLC are deemed the beneficial owners of 448,174 shares of the Common Stock held by Trinad Capital Master Fund, Ltd.  Trinad Capital LP (as the owner of 84.53% of the shares of Trinad Capital Master Fund, Ltd. as of November 30, 2009) and Trinad Advisors II, LLC (as the general partner of Trinad Capital LP), are each deemed the beneficial owner of 378,841 (representing 84.53% of the shares of the 448,174 shares of the Common Stock held by Trinad Capital Master Fund, Ltd.). Each of Trinad Management, LLC and Trinad Advisors II, LLC disclaim beneficial ownership of the shares of Common Stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. Robert S. Ellin disclaims beneficial ownership of the shares of Common Stock directly and beneficially owned by Trinad Capital Master Fund, Ltd. except to the extent of his pecuniary interests therein.  Robert S. Ellin has the power to direct the vote and the power to direct the disposition of these shares of common stock.  Mr. Ellin resigned as a member of our board of directors on April 20, 2011.  The address of Trinad Management is 2121 Avenue of the Stars, Suite 2550, Los Angeles, CA 90067.

(4)	Includes 111,581 shares of common stock, 16,667 vested restricted stock units and 86,200 shares of common stock issuable upon the exercise of options held by Mr. Stollman.

(5)	Consists of 123,955 shares of common stock.

(6)	Includes 3,508 shares of common stock and 19,026 shares of common stock issuable upon the exercise of options held by Mr. Burstein.

(7)	Includes 13,309 shares of common stock and 12,500 shares of common stock issuable upon the exercise of options held by Mr. Chazen.

(8)	Mr. Schwartz resigned from his position as Chief Executive Officer on August 13, 2010.

(9)
Includes 1,579,844 shares of common stock, 16,667 restricted share units and 140,294 shares of common stock issuable upon the exercise of options held by our executive officers and directors. See footnotes (1) through (8) above.

(10)
Consists of 430,295 shares beneficially owned by David E. Smith and 309,279 shares beneficially owned by Destar, LLC.  David E. Smith exercises sole voting and dispositive power with respect to 121,016 shares and shared voting and dispositive power with respect to 309,279 shares.  Destar LLC does not have sole voting or dispositive power over any shares but shares voting and dispositive power with respect to 309,279 shares.  The address of each of David E. Smith and Destar, LLC is 2450 Colorado Avenue, Suite 100, East Tower, Santa Monica, CA 90404.

(11)
Consists of 450,000 shares of Common Stock.  Kevin C. Howe exercises voting and disposition power over such shares on behalf of Mercury Management, L.L.C., the General Partner of Mercury Ventures II, Ltd. ("Mercury Ventures II"), which is the General Partner of Mercury Fund IX, Ltd. ("Mercury IX").  The principal business office of Mercury IX, Mercury Ventures II, Mercury Management and Mr. Howe is 501 Park Lake Drive, McKinney, Texas 75070.

(12)
Kevin Bermeister, as Chief Executive Officer of Brilliant Digital Entertainment, Inc. may be deemed to exercise voting and dispositive power over these shares.  The address of Brilliant Digital Entertainment, Inc. is 12711 Ventura Boulevard, Suite 210, Studio City, CA 91604.

Changes in Control

We do not have any arrangements which may at a subsequent date result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2010:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation plans

Equity compensation plans approved by security holders(1)	546,200	$23.66	746,288
(1) Includes 1,011,268 options transferred from the acquisition of Traffix, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Review and Approval of Related Party Transactions.  We have adopted a policy that requires Board approval of transactions with related persons as defined by SEC regulations, including any sales or purchase transaction, asset exchange transaction, operating agreement, or advance or receivable transaction that could put our assets or operating performance at risk. All of our directors and executive officers are required at all times, but not less than annually, to disclose all relationships they have with companies or individuals that have conducted business with, or had an interest in, the Company. Our executive officers monitor our operations giving consideration to the disclosed relationships and refer potential transactions to the Board of Directors for approval. The Board of Directors considers a related party transaction for its potential economic benefit to the Company, to ensure the transaction is “arms length” and in accordance with our policies and that it is properly disclosed in our reports to stockholders.

Reportable Related Party Transactions.  Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•
in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Europlay capital Advisors, LLC

Mr. Dyne has served as a director of the company since November 11, 2008.  Mr. Dyne currently serves as the Chief Executive Officer and Chairman of Europlay Capital Advisors, LLC, a merchant banking and advisory firm.  We retained Europlay Capital Advisors on July 23, 2009 to provide consulting services in relation to our acquisition of assets from ShopIt, Inc..  The agreement expired on January 31, 2010.  Pursuant to the terms of the agreement, we paid Europlay Capital Advisors an aggregate of $99,135 for its services and issued to Europlay Capital Advisors 10,000 shares of our common stock on a post-reverse stock split basis.

Transactions with Brilliant Digital Entertainment, Inc.

Please see the discussion under “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations—Kazaa Music Service” for a description of transactions between Brilliant Digital Entertainment, Inc. and Atrinsic.

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

On October 24, 2006, MPLC and certain of its stockholders entered into a common stock Purchase Agreement with Trinad Capital Master Fund, Ltd (“Trinad”), pursuant to which MPLC agreed to redeem 23,448,870 shares of common stock (on a pre-reverse stock split basis) from the stockholders and sell an aggregate of 69,750,000 shares of our common stock (on a pre-reverse stock split basis), representing 93% of our issued and outstanding shares of common stock on the closing date, to Trinad in a private placement transaction for aggregate gross proceeds to us of $750,000, $547,720 of which was used for the redemption described above, and $202,280 was used to repay all loans to MPLC from Isaac Kier, a former director and the former president, treasurer and secretary of MPLC.  Upon the closing of the transactions, Mr. Ellin, an affiliate of Trinad (please see the section above called “Security Ownership of Certain Beneficial Owners and Management” for further information) was appointed as the Chief Executive Officer and President of MPLC.  Mr. Ellin resigned as an executive officer of MPLC on February 12, 2007 upon the closing of the exchange transaction and from Atinsic’s Board of Directors on April 20, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)           New independent registered public accounting firm

The Audit Committee of the Board of Directors appointed KPMG, LLP as the Company’s new independent registered public accounting firm on January 30, 2009. During 2007 and 2008 and through January 30, 2009, the Company did not consult with KPMG, LLP regarding any of the following:

•
The application of accounting principles to a specific transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report nor oral advice was provided to the Company by KPMG, LLP that KPMG, LLP concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue;

•	Any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K; or

•	Any matter that was a reportable event, as that item is defined in Item 304(a)(1)(v) of Regulation S-K.

(b)           Previous Independent Registered Public Accounting Firms

McGladrey & Pullen, LLP

We engaged McGladrey & Pullen, LLP as our independent registered public accounting firm as of May 7, 2008.  Traffix, Inc., our wholly-owned subsidiary which we acquired on February 4, 2008, engaged McGladrey & Pullen, LLP to audit the financial statements of Traffix, Inc. for the year ended November 30, 2007 and the stub-period from December 1, 2007 to January 31, 2008.  As a result of the acquisition of Traffix, Inc. by Atrinsic, these engagements were not performed by McGladrey and Pullen, LLP.

Our Audit Committee approved a process to evaluate a change in our accountants. During the process, McGladrey & Pullen, LLP resigned as our independent registered public accounting firm on January 21, 2009. During the year ended December 31, 2008, and through January 21, 2009, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of McGladrey & Pullen LLP would have caused McGladrey and Pullen, LLP to make reference to the subject matter of the disagreements in connection with its reports.  During our year ended December 31, 2008 and through January 21, 2009, there were no reportable events (as defined in Item 304(a)(I)(v) of Regulation S-K).

The Company furnished McGladrey & Pullen, LLP with a copy of its Report on Form 8-K dated January 21, 2009 prior to filing with the SEC. The Company also requested that McGladrey & Pullen, LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A letter from McGladrey & Pullen, LLP, addressed to the Securities and Exchange Commission, was filed with our Current Report on Form 8-K/A filed with the SEC on January 30, 2009.

Fees Paid to KPMG, LLP

The following table sets forth fees billed to us by our auditors, KPMG, LLP relating to fiscal years ended December 31, 2010 and 2009:

(In thousands)	December 31, 2010	December 31, 2009
Audit Fees (1)	403	375
Audit related fees (2)	35	5
Tax Fees (3)	93	-
Total	531	380

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

(2)           Audit related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under audit fees. Audit related fees incurred in 2010 related to forensic internal control matters.  Audit related fees incurred in 2009 related to the company’s preparation and filing of its Registration Statement on Form S-8.

(3)           Tax fees consist of tax services for tax compliance and tax preparation plus tax services relating to a study to determine the extent that research and development credits can be claimed on our corporate tax returns.

Our Audit Committee is directly responsible for interviewing and retaining our independent accountant, considering the accounting firm’s independence and effectiveness, and pre-approving the engagement fees and other compensation to be paid to, and the services to be conducted by, the independent accountant. During each of the fiscal years ended December 31, 2010 and December 31, 2009, respectively, our Audit Committee pre-approved 100% of the services described above.  None of the aforementioned services provided by KPMG, LLP were approved by the audit committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

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
Date: May 2, 2011

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas Plotts	Chief Financial Officer	May 2, 2011
Thomas Plotts	(Principal Financial and Accounting
Officer)

*	Director	May 2, 2011
Raymond Musci	(Principal Executive Officer)

*	Director	May 2, 2011
Lawrence Burstein

*	Director	May 2, 2011
Mark Dyne

*	Director	May 2, 2011
Jerome A. Chazen

*	Director	May 2, 2011
Stuart Goldfarb

*By: /s/ Thomas Plotts
Thomas Plotts
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