Form 10-Q
period 2011-03-31
Atrinsic, Inc.
filed 2011-05-16
CIK 1022899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011 or

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

___________________________________________________________________
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
Yes ☐ No ☒

As of May 13, 2011, the Company had 6,997,912 shares of Common Stock, $0.01 par value, outstanding, which excludes 681,509 shares held in treasury.

Item 1 Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	As of
	March 31,	As of
	2011	December 31,
	(Unaudited)	2010
ASSETS
Current Assets
Cash and cash equivalents	$1,602	$6,319
Accounts receivable, net of allowance for doubtful accounts of $1,130 and $1,168	5,239	4,994
Income tax receivable	409	437
Asset held for sale	787	-
Prepaid expenses and other current assets	782	565

Total Current Assets	8,819	12,315

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,925 and $1,813	2,463	2,692
INTANGIBLE ASSETS, net of accumulated amortization of $ 2,855 and $3,813	2,973	3,083
DEFERRED TAX ASSET	274	276
INVESTMENTS, ADVANCES AND OTHER ASSETS	938	976

TOTAL ASSETS	$15,467	$19,342

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,221	$4,470
Accrued expenses	5,363	5,172
Deferred tax liability	334	347
Deferred revenues and other current liabilities	707	274

Total Current Liabilities	9,625	10,263

OTHER LONG TERM LIABILITIES	913	907

TOTAL LIABILITIES	10,538	11,170

COMMITMENTS AND CONTINGENCIES (See Note 13)	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.01, 100,000,000 shares authorized, 6,997,912 and 6,964,125 shares issued at 2011 and 2010, respectively; and, 6,316,403 and 6,282,616 shares outstanding at 2011 and 2010, respectively.	70	70
Additional paid-in capital	181,316	181,087
Accumulated other comprehensive income	84	42
Common stock, held in treasury, at cost, 681,509 shares at 2011 and 2010.	(4,981)	(4,981)
Accumulated deficit	(171,560)	(168,046)

Total Stockholders' Equity	4,929	8,172

TOTAL LIABILITIES AND EQUITY	$15,467	$19,342

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Subscriptions	$3,479	$5,982
Transactional services	3,576	6,218

REVENUE	7,055	12,200

OPERATING EXPENSES
Cost of Media – 3rd party	3,960	7,344
Content costs	1,915	1,912
Product and distribution	2,120	2,450
Selling and marketing	1,040	950
General, administrative and other operating	1,659	2,440
Depreciation and amortization	215	323

	10,909	15,419

LOSS FROM OPERATIONS	(3,854)	(3,219)

OTHER (INCOME) EXPENSE
Interest income and dividends	(1)	(2)
Interest expense	-	1
Other expense (income)	(387)	43

	(388)	42

LOSS BEFORE TAXES AND EQUITY IN LOSS OF INVESTEE	(3,466)	(3,261)

INCOME TAXES	37	64

EQUITY IN LOSS OF INVESTEE, AFTER TAX	11	110

NET LOSS ATTRIBUTABLE TO ATRINSIC, INC.	$(3,514)	$(3,435)

NET LOSS PER SHARE ATTRIBUTABLE TO ATRINSIC COMMON STOCKHOLDERS
Basic	$(0.56)	$(0.66)
Diluted	$(0.56)	$(0.66)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	6,293,815	5,211,031
Diluted	6,293,815	5,211,031

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(3,514)	$(3,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	-	15
Depreciation and amortization	215	323
Stock-based compensation expense	173	330
Deferred income taxes	(13)	16
Equity in loss of investee	11	110
Changes in operating assets and liabilities :
Accounts receivable	(245)	(1,582)
Prepaid income tax	50	781
Prepaid expenses and other assets	(188)	732
Accounts payable	(1,249)	(1,182)
Deferred Revenue	437	-
Other, principally accrued expenses	194	(515)
Net cash used in operating activities	(4,129)	(4,407)

Cash Flows From Investing Activities
Capital expenditures	(642)	(29)
Net cash used in investing activities	(642)	(29)

Cash Flows From Financing Activities
Proceeds from exercise of options	56	-
Net cash provided by financing activities	56	-

Effect of exchange rate changes on cash and cash equivalents	(2)	(2)

Net Decrease In Cash and Cash Equivalents	(4,717)	(4,438)
Cash and Cash Equivalents at Beginning of Year	6,319	16,913
Cash and Cash Equivalents at End of Period	$1,602	$12,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash refunded (paid) for taxes	$-	$727

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
For the Three Months Ended March 31,
(Dollars in thousands, except per share data)
						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Total
	Loss	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity

Balance at January 1, 2011	-	6,964,125	$70	$181,087	$(168,046)	$42	681,509	$(4,981)	$8,172
Net loss	$(3,514)	-	-	-	(3,514)	-	-	-	(3,514)
Foreign currency translation adjustment	42	-	-	-	-	42	-	-	42
Comprehensive loss	$(3,472)	-	-	-	-	-	-	-	-
Stock based compensation expense	-	17,120	-	173	-	-	-	-	173
Proceeds from exercise of options				56					56

Balance at March 31, 2011	-	6,981,245	$70	$181,316	$(171,560)	$84	681,509	$(4,981)	$4,929

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of  March 31, 2011 and, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2010. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, on Form 10-K filed on April 7, 2011.

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

Atrinsic, Inc. (the “Company”)  is organized into two operating segments: Subscription Services and Transactional Services. See Note 14 – Business Segments, for further information about the Company’s operating segments.

On December 2, 2010, the Company effected a 1-for-4 reverse stock split of its common stock. Unless clearly indicated in this report or other sections of the Form 10-Q to the contrary, all references to stock price or number of shares of common stock contained in this report (whether prior to, on or after December 2, 2010) are presented on an “as adjusted” basis to reflect the effect of the reverse stock split.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Going Concern and Liquidity Considerations

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

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the Company’s current levels of expenditures, including subscriber acquisition costs, operating expense, including product development, and overhead, (ii) the Company’s ongoing working capital needs, (iii) the uncertainty concerning the outcome of any financing, (iv) the Company’s history of losses and use of cash for operating activities (v) outstanding balance of cash and cash equivalents of $1.6 million at the end of the quarter, and (vi) the Company’s budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

For periods subsequent to March  31, 2011, the Company will continue to incur losses and use cash if it continues to incur expenditures to develop the Kazaa digital music service, acquire subscribers for the Kazaa service, and is not able to reduce other operating expenses and overhead sufficiently to a level in line with its level of revenues.  If the Company is unable to increase revenues sufficiently or decrease its expenditures to a sustainable level, its financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

For the three months ended March 31, 2011, the Company incurred a net loss of $3.5 million, and used $4.1 million of cash in operations.

Based on current financial projections, management believes the continuation of the Company as a going concern is primarily dependent on its ability to, among other factors: (i) consummate a suitable financing, or obtain cash from the sale of its assets or lines of business , (ii) scale the Kazaa subscriber base to a level where the monthly revenue generated from the Company’s subscriber base exceeds subscriber acquisition costs, net of expenses required to operate Kazaa, (iii) continue to generate revenue from the Company’s legacy subscription products without billing or service disruption, (iv) eliminate or reduce operating and overhead expenditures to a level more in line with the Company’s revenue (v) improve utilization of the Kazaa digital music service and improve lifetime values (LTVs) of subscribers to that service, (vi) acquire profitable subscribers to the Kazaa digital music service at cost effective rates (vii) grow the Company’s search marketing agency revenue base through the addition of new customers or expansion of business with existing customers and, (viii) expand margins in the Company’s search marketing agency and on its affiliate platform.

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

In the near term, the Company is focused on: (i) raising debt or equity capital to fund the Company’s immediate cash needs and to finance its longer term growth to further develop the Kazaa business and grow its subscriber base, and (ii) pursuing various means to minimize operating costs and increase cash, including the potential sale of assets.  The Company cannot provide assurance that it will be able to realize cost reductions in the Company’s operations, or that it can obtain additional cash through asset sales or the issuance of equity or raising debt. If the Company is unsuccessful in its efforts it will be required to further reduce the Company’s operations, including further reductions of its employee base, or the Company may be required to cease certain or all of its operations in order to offset the lack of available funding.

Note 3 – Investments and Advances

Investment in The Billing Resource, LLC

On October 30, 2008, the Company acquired a 36% non-controlling interest in The Billing Resource, LLC (“TBR”). TBR is an aggregator of fixed telephone line billing, providing alternative billing services to the Company and unrelated third parties.  As of March 31, 2011, the Company’s net investment in TBR totals $0.5 million and is included in Investments, Advances and Other Assets on the accompanying Condensed Consolidated Balance Sheet.

In addition, the Company has an operating agreement with TBR whereby TBR provides billing services to the Company and its customers. The agreement reflects transactions in the normal course of business and was negotiated on an arm’s length basis.

The Company records its investment in TBR under the equity method of accounting and as such presents its pro-rata share of the equity in earnings and losses of TBR within its quarterly and year end reported results. The Company recorded $11,000 and $0.1 million as equity in loss for the three months ended March 31, 2011 and 2010, respectively.

Note 4 – Kazaa

Kazaa is a subscription-based digital music service that gives users unlimited access to millions of CD-quality tracks. For a monthly fee users can download unlimited music files and play those files on up to three separate computers and download unlimited ringtones to a mobile phone. Subscribers can also stream unlimited music to their mobile devices.  Unlike other music services that charge each time a song is downloaded, Kazaa allows users to listen to and explore as much music as they want for one monthly fee, without having to pay for every track or album. Consumers are billed for this service on a monthly recurring basis through a credit card, landline, or mobile device. Royalties are paid to the rights’ holders for licenses to the music utilized by this digital service.  Atrinsic and Brilliant Digital Entertainment, Inc. (“Brilliant Digital”) jointly offer the Kazaa digital music service pursuant to a Marketing Services Agreement and a Master Services Agreement between the two companies, each entered into effective as of July 1, 2009.

Under the Marketing Services Agreement, Atrinsic is responsible for marketing, promotional, and advertising services in respect of the Kazaa business. Pursuant to the Master Services Agreement, Atrinsic provides services related to the operation of the Kazaa business, including billing and collection services and the operation of the Kazaa online storefront. Brilliant Digital is obligated to provide certain other services with respect to the Kazaa business, including licensing the intellectual property underlying the Kazaa business to Atrinsic, obtaining all licenses to the content offered as part of the Kazaa business and delivering that content to subscribers. As part of the agreements, Atrinsic is required to make advance payments and expenditures in respect of certain expenses incurred in order to operate the Kazaa business. These advances and expenditures are recoverable on a dollar for dollar basis against revenues generated by the business.  Since inception on July 1, 2009, and through March 31, 2011, the Company has contributed $13.9 million net of revenue and recouped funds in order to support the development of the Kazaa brand.

Also in accordance with the original Marketing Service Agreement and Master Service Agreement, Atrinsic and Brilliant Digital were to share equally in the “Net Profit” generated by the Kazaa music subscription service after all of the Company’s costs and expenses have been recouped.  For the quarter ended March 31, 2011 and 2010, respectively, the Company has presented in its statement of operations, Kazaa revenue of $2.3 million, net of deferred revenue, and $2.9 million and expenses incurred for the Kazaa music service of $4.4 million and $3.8 million, net of reimbursements from Brilliant Digital. Kazaa revenue and expenses are recorded as part of subscription services segment.

On October 13, 2010, Atrinsic entered into amendments to its existing Marketing Services Agreement and Master Services Agreement with Brilliant Digital and entered into an agreement with Brilliant Digital to acquire all of the assets of Brilliant Digital that relate to its Kazaa subscription based music service business.

Among other things, the amendments extend the term of each of the Marketing Services Agreement and Master Services Agreement from three years to thirty years, provide Atrinsic with an exclusive license to the Kazaa trademark in connection with Atrinsic’s services under the agreements, and modify the Kazaa digital music service profit share payable to Atrinsic under the agreements from 50% to 80%. In addition, the amendments remove Brilliant Digital’s obligation to repay up to $2.5 million of Atrinsic’s advances and expenditures which are not otherwise recovered from Kazaa generated revenues and remove the $5.0 million cap on expenditures that Atrinsic was required to advance in relation to the operation of the Kazaa business. As consideration for entering into the amendments, Atrinsic issued 1,040,358 unregistered shares of its common stock to Brilliant Digital on October 13, 2010.  The issuance of these shares resulted in the Company recording an intangible asset of $1.4 million which is being amortized over 10 years.

The amendments to the Marketing Services Agreement and Master Services Agreement are part of a broader transaction between Atrinsic and Brilliant Digital pursuant to which Atrinsic will acquire all of the assets of Brilliant Digital that relate to its Kazaa digital music service business in accordance with the terms of an asset purchase agreement entered into between the parties. The purchase price for the acquired assets includes the issuance by Atrinsic of an additional 1,781,416 shares of its common stock at the closing of the transactions contemplated by the asset purchase agreement as well as the assumption of certain liabilities related to the Kazaa business. The closing of the transactions contemplated by the asset purchase agreement will occur when all of the assets associated with the Kazaa business, including the Kazaa trademark and associated intellectual property, as well as Brilliant Digital’s content management, delivery and customer service platforms and licenses with third parties, have been transferred to Atrinsic. The closing of the transactions contemplated by the asset purchase agreement is subject to approval by the stockholders of Atrinsic and Brilliant Digital, receipt of all necessary third party consents as well as other customary closing conditions. At the closing of the transactions contemplated by the asset purchase agreement, Atrinsic has agreed to appoint two individuals to be selected by Brilliant Digital to serve on Atrinsic’s Board of Directors. In addition, at the closing, each of the Marketing Services Agreement and Master Services Agreement will terminate.

Note 5 – Fair Value Measurements

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses are believed to approximate fair value due to the short-term maturity of these financial instruments.  There were no assets or liabilities valued at fair value as of March 31, 2011.  The following table presents certain information for our assets that are measured at fair value on December 31, 2010 (there were no liabilities valued at fair value at December 31, 2010):

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
2010:
Intangible Assets	$-	$-	$3,083	$3,083	$4,850

Note 6 -Concentration of Business and Credit Risk

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

The table below represents the company’s concentration of business and credit risk by customers and aggregators.

	For The Three Months Ended March 31,
	2011	2010
Revenues
Aggregator A	21%	20%
Customer B	15%	6%
Aggregator C	5%	6%
Other Customers & Aggregators	59%	68%

	As of
	March 31,	December 31,
	2011	2010
Accounts Receivable
Aggregator A	47%	38%
Customer B	7%	8%
Aggregator C	7%	3%
Other Customers & Aggregators	39%	51%

NOTE 7 - Property and Equipment

Property and equipment consists of the following:

	Useful Life	March 31,	December 31,
(dollars in thousands)	in years	2011	2010
Computers and software applications	3	$2,387	$1,700
Leasehold improvements	10	1,835	1,835
Land and Building	40	-	804
Furniture and fixtures	7	166	166
Gross PP&E		4,388	4,505
Less: accumulated depreciation		(1,925)	(1,813)
Net PP&E		$2,463	$2,692

Depreciation expense for the three months ended March 31, 2011 and 2010 totaled $0.1 million and $0.2 million, respectively, and is recorded on a straight line basis.

In the first quarter of 2011, the Company has put its building and land up for sale as part of the closing of its Canadian facility.  The net fixed asset value of the building and land has been reclassified as an Asset held for Sale in the Current Assets section of the Balance Sheet and depreciation on the asset was terminated as of December 31, 2010.

Note 8 –Intangibles

The carrying amount and accumulated amortization of intangible assets as of March 31, 2011 and December 31, 2010, respectively, are as follows:

(dollars in thousands)	Weighted average Useful Life in Years	Gross Book Value	Accumulated Amortization	Impairment	Net Book Value
As of March 31, 2011
Indefinite Lived assets
Tradenames		$11			$11
Domain names		773			773

Amortized Intangible Assets
Acquired software technology	0.4	1,809	1,809		-
Domain names	0.1	426	426		-
Tradenames	5	805	40		765
Restrictive covenants	2.1	631	546		85
Kazaa Marketing Services Agreement	10	1,373	34		1,339

Total		$5,828	$2,855	$-	$2,973

As of December 31, 2010

Indefinite Lived assets
Tradenames		918	-	907	11
Domain names		1,298	-	525	773

Amortized Intangible Assets
Acquired software technology	0.4	2,516	1,968	531	17
Domain names	0.1	426	420	-	6
Tradenames	5	3,966	320	2,841	805
Customer lists	0.1	582	570	12	-
Restrictive Covenants	2.1	667	535	34	98
Kazaa Marketing Services Agreement	10	1,373	-	-	1,373

Total		$11,746	$3,813	$4,850	$3,083

Except in the case of a triggering event prior to the fourth quarter of 2011, the Company will perform its annual impairment test on other long lived identifiable intangible assets at December 31, 2011.  There was no triggering event in the first quarter of 2011.

Note 9 - Stock-based compensation

The fair value of share-based awards granted is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions for this model are expected term, expected volatility, risk-free interest rate, dividend yield and strike price. Many of these assumptions are judgmental and the value of share-based awards is highly sensitive to changes in these assumptions.

During the three months ended March 31, 2011, the Company granted no stock options and 25,000 restricted stock units to employees. There were 18,000 stock options exercised, 25,000 stock options and 80,000 restricted stock units forfeited.

Stock based compensation expense of $0.2 million and $0.3 million was recorded for the three months ended March 31, 2011and 2010, respectively, as follows:

	For the Three Months Ended March 31,
(in thousands)	2011	2010
Product and distribution	$9	$16
Selling and marketing	11	4
General and administrative and other operating	153	310

Total	$173	$330

Note 10 – Loss per Share Attributable to Atrinsic, Inc

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

The computational components of basic and diluted (loss) earnings per share are as follows:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2011	2010
EPS Denominator:
Basic weighted average shares	6,293,815	5,211,031
Effect of dilutive securities	-	-
Diluted weighted average shares	6,293,815	5,211,031

EPS Numerator (effect on net income):
Net loss attributable to Atrinsic, Inc.	$(3,514)	$(3,435)
Effect of dilutive securities	-	-
Diluted loss attributable to Atrinsic, Inc.	$(3,514)	$(3,435)

Net loss per common share:
Basic weighted average loss attributable to Atrinsic, Inc.	$(0.56)	$(0.66)
Effect of dilutive securities	-	-
Diluted weighted average loss attributable to Atrinsic, Inc.	$(0.56)	$(0.66)

 Common stock underlying outstanding options and convertible securities were not included in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, because their inclusion would be anti dilutive when applied to the Company’s net loss per share.

Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following shares were excluded from the calculation of diluted earnings per share:

Anti Dilutive EPS Disclosure

	March 31,
	2011	2010
Options	503,145	791,765
Warrants	78,611	78,611
Restricted Shares	-	2,293
Restricted Stock Units	58,936	79,167

The per share weighted average exercise prices of the options were $1.94 and $1.92 for the three months ended March 31, 2011 and 2010, respectively.  The per share weighted average exercise prices of the warrants were $13.76 for the three months ended March 31, 2011 and 2010.

Note 11 - Income Taxes

Income tax expense before equity in loss of investee for the three months ended March 31, 2011 and 2010, was $37,000 and $64,000, respectively and reflects an effective tax rate of (1%) and (2%)  respectively. The Company has provided a valuation allowance against its deferred tax assets because it is more likely than not that such benefits will not be realized by the Company.

Uncertain Tax Positions

The Company is subject to taxation in the United States at Federal and State levels, and is also subject to taxation in certain foreign jurisdictions. The Company’s tax years for 2007 and forward are subject to examination by the tax authorities (except California is open for 2006 and forward).  In addition, the tax returns for certain acquired entities are also subject to examination. As of March 31, 2011, an estimated liability of $0.5 million for uncertain tax positions related to pending examinations by taxing authorities is recorded in our Condensed Consolidated Balance Sheets. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations however, cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax to the extent such adjustments relate to acquired entities.  Although the timing or the resolution and/or closure of the audits is highly uncertain, the Company does not believe that its unrecognized tax benefit will materially change in the next twelve months.

Note 12 - New Accounting Pronouncements

Adopted in 2010 and 2011

In September 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”) which has been superseded by the FASB Codification and included in ASC 810 to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. These revisions to ASC 810 were effective for the Company as of January 1, 2010 and the adoption of these revisions to ASC 810 had no impact on our results of operations or financial position.

In October 2009, FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables which has been superseded by the FASB codification and included in ASC 605-25. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. Adoption of this pronouncement did not have a material impact on our business.

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

Also in December 2010, FASB issued amendments to Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  We do not believe that these amendments will have a significant impact on our results of operations or financial position.

Note 13 - Commitments and Contingencies

In November, 2009, the Company reached a settlement regarding a suit it had filed earlier that year against Mobile Messenger Americas, Inc. and Mobile Messenger Americas Pty, Ltd. (collectively Mobile Messenger) to recover monies owed to the Company in connection with transaction activity incurred in the ordinary and normal course of business.  The complaint also sought declaratory relief concerning demands made by Mobile Messenger for indemnification for amounts paid by Mobile Messenger in late 2008 in settlement of a class action lawsuit in Florida, Grey v. Mobile Messenger, et al. (the “Florida Class Action”).  Mobile Messenger brought upon the Company a cross complaint, seeking injunctive relief, indemnification for the settlement of the Florida Class Action and other matters.  The terms of the settlement are confidential, but in general resulted in a complete dismissal of the entire action, including the cross-complaint, with prejudice.  Pursuant to the settlement agreement, independent auditors conducted an accounting of payments made to the Company by Mobile Messenger.  In August, 2010, the independent auditors issued their report detailing their findings which Mobile Messenger disputed, and as dictated by the terms of the settlement agreement, the parties have engaged in arbitration. We expect this matter to be finalized in the second quarter of 2011.  Any payments arising out of the settlement are not expected to have a material impact on the Company’s financial condition or results from operations, beyond what has already been expensed and accrued for.

In the ordinary course of business, the Company is involved in various disputes, which are routine and incidental to the business and the industry in which it operates. The results of such disputes are not expected to have a significant adverse effect on the Company’s financial position or results of operations.

Note 14 – Business Segments

For the three months ended March 31, 2011, the Company has begun segmenting operating results into two segments: Consumer Subscription Services and Transactional Services. This shift was predicated on the change by the Company’s Chief Operating Decision Maker (“CODM”) to review the operating results in assessing performance and allocating resources in a manner based upon the operations of these separate segments, effective January 1, 2011. This change in approach was caused by changes in the structure of the organization due to the restructuring of the Company that took place in the second half of 2010 and was completed at year end.  During this restructuring, the Company eliminated certain service lines and changed it's media buying activities. As a result of this, beginning in 2011, the Company purchases media separately for each business segment and no longer looks at this purchase as a fungible transaction between the segments.  Additionally, due to the restructuring and turnover among executive personnel, the members of the Company’s management making up the CODM function changed in 2011.

The Company’s CODM reviews the revenue (as it had in previous periods), operating expenses and operating income (loss) information for each of the reportable segments.

The Subscription Services segment derives revenue from monthly subscription services consisting of music content and other services. The Transactional Services segment derives revenue from the development and management of search engine marketing campaigns for third party advertising clients.

Segment operating income (loss) includes allocations of “Cost of Media-3rd Party,” as well as allocations of “Product and distribution,” and “Selling and marketing.”  There are no internal revenue transactions between the Company’s reporting segments and the Company does not identify or allocate its assets by reportable segment since assets are not a measure used by our CODM function.

The Company does not allocate "Administrative Overhead" expenditures such as rent, insurance, technology costs and compensation for certain corporate employees such as finance, human resources, information technology and executive staff members.  These are analyzed by the Company’s CODM separate from the Subscription Service and Transactional Service operating segments.

The Company’s accounting policies are discussed in more detail in the Company’s Annual Report on Form 10-K, under the heading, Note 2 – Summary of Significant Accounting Policies.

Segment information for the three months ended March 31, 2011 and 2010 are as follows:

(in thousands)	Subscriptions	Transactional Services	Administrative Overhead	Consolidated
2011
Revenues	$3,479	$3,576	$-	$7,055
Depreciation & Amortization	-	-	215	215
Operating Income (Loss)	(1,874)	(312)	(1,668)	(3,854)

2010
Revenues	$5,982	$6,218	$-	$12,200
Depreciation & Amortization	-	-	323	323
Operating Income (Loss)	995	(1,654)	(2,560)	(3,219)

Note 15 – Subsequent Events

We have evaluated events subsequent to the balance sheet date through the date of our Form 10-Q filing for the quarter ended March 31, 2011 and determined there have not been any material events that have occurred that would require adjustment to or disclosure in our unaudited condensed consolidated financial statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

This discussion summarizes the significant factors affecting our condensed consolidated operating results, financial condition and liquidity and cash flows for the three months ended March 31, 2011 and 2010. Except for historical information, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the “forward-looking statements” as a result of, among other things, the factors described under the “Cautionary Statements and Risk Factors” included elsewhere in this report. The information contained in this Form 10-Q, as at and for the three months ended March 31, 2011 and 2010, is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2010 of Atrinsic, Inc. (“we,” “our,” “us”, the “Company,” or “Atrinsic”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in our Annual Report on Form 10-K.

A NOTE CONCERNING PRESENTATION

This Quarterly Report on Form 10-Q contains information concerning Atrinsic, Inc. as it pertains to the periods covered by this report - for the three months ended March 31, 2011 and 2010.

Executive Overview

Our business is focused on two key segments:

•	Direct to consumer subscriptions, built around the Kazaa brand, and
•	Transactional services, built around search and affiliate marketing, within the Atrinsic Interactive brand.

Our subscription business is built around a recurring-revenue business model. We are focused on digital music in the rapidly growing mobile space, and our lead offering, Kazaa, is a recognizable brand in this market. We also provide alternative billing capabilities, allowing our subscribers to utilize payment methods other than just credit cards, to purchase our services. Our core strategic focus for Kazaa and our direct-to-consumer subscription business is to build and sustain a large and profitable subscriber base and a growing and engaged audience and to deliver entertainment content to our customers anywhere, anytime and on any device, in a manner our customers choose.

The Transactional services business is built around Atrinsic Interactive, our affiliate network and search marketing agency.  Atrinsic Interactive is a top ten search agency according to Advertising Age (2010) and a top-tier affiliate network. We offer advertisers an integrated service offering across paid search, or search engine marketing (“SEM”), search engine optimization (“SEO”), display advertising, affiliate marketing, as well as offering business intelligence and brand protection services to our clients. We work with all types and sizes of advertisers on a performance basis to assist them in acquiring customers at an attractive return on investment. Our core strategic focus for Atrinsic Interactive is to build a leading independent search marketing agency and a top-five affiliate network.

Generally, our business principally serves two sets of customers – consumers and advertisers. Consumers subscribe to our entertainment services, like Kazaa, to receive premium content on the Internet and on their mobile device (Subscriptions). Advertisers use our products and services to enhance their online marketing programs (Transactional Services).  Each of these business activities – Subscriptions and Transactional Services – may utilize the same originating media or derive a customer from the same source (e.g. search); the difference is reflected in the type of customer billing and in the service that is provided. In the case of Transactional revenue, which is primarily generated from our search marketing agency business, the billing is generally carried out on a service fee, percentage, or on a performance basis. For Subscriptions, the end user (the consumer) is able to access premium content and in return is charged a recurring monthly fee to a credit card, mobile phone, or land-line phone. In managing our business, we internally develop marketing programs to match users with our service offerings or with those of our advertising clients.

For Subscriptions, our prospects for growth are dependent on our ability to acquire subscribers in a cost effective manner, have those customers stay as paying subscribers and to provide content and services to those subscribers in a cost effective manner. For our Transactional Services (search marketing agency business), our prospects for growth are dependent on our ability to sell our services to new advertisers, expand our existing customer relationships and to improve our margins. Results may also be impacted by economic conditions and the relative strengths and weakness of the U.S. economy, trends in the online marketing and telecommunications industry, including client spending patterns and increases or decreases in our portfolio of service offerings, including the overall demand for such offerings, competitive and alternative programs and advertising mediums, and risks inherent in our customer database, including customer attrition.

The principal components of our operating expense are labor, media and media related expenses, royalty and licensing fees, product or content development, marketing and promotional expenses (including sales commissions, customer service and customer retention expense) and corporate general and administrative expenses. We consider our third party media cost and a portion of our operating cost structure to be predominantly variable in nature over a short time horizon, and as a result, we are immediately able to make modifications to this portion of our cost structure to what we believe to be increases or decreases in revenue and market trends. Conversely, a significant portion of our operating cost structure is considered to be predominantly fixed in nature over a short time horizon, making it more difficult to make modifications to this portion of our cost structure in response to increases or decreases in revenue and market trends. These factors are important in monitoring our performance in periods when revenues are increasing or decreasing.

In addition to the two operating segments; Subscriptions and Transactional Services, there is an additional component of expenditures for Administrative Overhead.  Some of the costs related to this area are rent, insurance, technology systems and compensation related to finance, human resources, information technology and executive personnel.  These expenditures do not relate directly to the generation of revenue and as such are not considered to be an operating segment.  However, these are a separate cost component that help us to manage the business overall.

In connection with our announcement to purchase the assets of the Kazaa digital music service, in November, 2010, we also undertook a restructuring of our existing operations to rapidly reduce certain expenditures. The restructuring involves the consolidation of all of our activities in New York and includes the closure of our Canadian technology facility and the retrenchment of approximately 40 employees in the U.S. and in Canada. In addition to the restructuring of our Canadian operations, which is substantially complete, we intend to transition the Kazaa functions and activities that are currently being carried out by personnel and contractors of Brilliant Digital, including development, backend and marketing operations, to the U.S. from Sydney, Australia if we are successful in closing the Kazaa transaction.

Kazaa Music Service

Atrinsic and Brilliant Digital Entertainment, Inc. (“Brilliant Digital”) jointly offer the Kazaa digital music service pursuant to a Marketing Services Agreement and a Master Services Agreement between the two companies. Under the Marketing Services Agreement, we are responsible for marketing, promotional, and advertising services in respect of the Kazaa business. Pursuant to the Master Services Agreement, Atrinsic provides services related to the operation of the Kazaa business, including billing and collection services and the operation of the Kazaa online storefront. Brilliant Digital is obligated to provide certain other services with respect to the Kazaa business, including licensing the intellectual property underlying the Kazaa business to us, obtaining all licenses to the content offered as part of the Kazaa business and delivering that content to subscribers. As part of the agreements, we are required to make advance payments and expenditures in respect of certain expenses incurred in order to operate the Kazaa business. These advances and expenditures are recoverable on a dollar for dollar basis against revenues generated by the business. Since inception on July 1, 2009, and through March 31, 2011, we have contributed $13.9 million net of revenue and recouped funds.

Also in accordance with the original Marketing Service Agreement and Master Service Agreement, Atrinsic and Brilliant Digital were to share equally in the “Net Profit” generated by the Kazaa music subscription service after all of our costs and expenses have been recouped. For the quarter ended March 31, 2011 and 2010, respectively, the Company has presented in its statement of operations Kazaa revenue of $2.3 million, net of deferred revenue, and $2.9 million and expenses incurred for the Kazaa music service of $4.4 million and $3.8 million, net of reimbursements from Brilliant Digital.  Kazaa revenue and expenses are recorded as part of subscription segment.

On October 13, 2010, we entered into amendments to our existing Marketing Services Agreement and Master Services Agreement with Brilliant Digital and entered into an agreement with Brilliant Digital to acquire all of the assets of Brilliant Digital that relate to its Kazaa subscription based music service business.

Among other things, the amendments extend the term of each of the Marketing Services Agreement and Master Services Agreement from three years to thirty years, provide us with an exclusive license to the Kazaa trademark in connection with our services under the agreements, and modify the Kazaa digital music service profit share payable to us under the agreements from 50% to 80%. In addition, the amendments remove Brilliant Digital’s obligation to repay up to $2.5 million of Atrinsic’s advances and expenditures which are not otherwise recovered from Kazaa generated revenues and remove the $5.0 million cap on expenditures that we are required to advance in relation to the operation of the Kazaa business. As consideration for entering into the amendments, we issued 1,040,358 unregistered shares of our common stock to Brilliant Digital.

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

Merchandising, Content and Product Development. Our merchandising and product strategy is geared towards improving customer retention and increasing lifetime value (“LTV”). On an ongoing basis, we are enhancing the user experience on Kazaa through preference engine improvements, greater search capabilities and user interface modifications. Product development initiatives include the development of mobile browser optimization so that users of smart phones and other mobile devices can stream music directly from Kazaa.com without having to download an application. Our music service offered through Kazaa.com is a fully licensed digital music service. We pay rights’ holders royalties on tracks downloaded or streamed and our subscribers have access to millions of tracks. On Kazaa.com, subscribers can browse, search and listen to music and get detailed information on tracks and albums and rankings. Kazaa’s artist radio feature allows users to automatically generate deep and rich playlists based off of listener habits and preferences. We also utilize social media channels and multiple forms of communications to connect with our users in a relevant way to improve retention and encourage utilization.

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

Lead Validation and Billing Efficiency. We are pursuing a number of value enhancing strategies to increase the conversion of leads into subscribers of our direct-to-consumer subscription services. By validating the submission of online information through automated data lookups and validation, we are able to increase the value of a lead or visitor to our web sites. Such lead value enhancement techniques assist us in improving the conversion of users into subscribers to our direct-to-consumer subscription services and the corresponding increases in LTVs that result from more highly qualified subscribers.

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

Integrated Services and Performance Focus. In order to be a leading marketing agency, we are deploying innovative search engine optimization and search marketing techniques to attract users to our advertisers’ web sites. Our paid search team utilizes intelligent search tools to drive sales at a low cost for advertisers and our multi-channel path to conversions enables us to see the entire conversion funnel across any online marketing channel. Adding more services revenue will involve prospecting a targeted set of clients who are natural consumers of our services. Our initiatives in our agency business include delivering an integrated suite of services, which include search engine marketing services, search engine optimization, display advertising, and affiliate marketing. Our ability to integrate brand protection and competitive intelligence is a source of differentiation and growth for our existing and new client base.

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

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Detailed segment operating results for the three months ended March 31, 2011 and 2010 are summarized below:

	For the Three Months Ended March 31,		Change Inc.(Dec.)	Change Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%
Segment Revenues:
Subscription Services	$3,479	$5,982	$(2,503)	-42%
Transactional Services	3,576	6,218	(2,642)	-42%
Total Revenues	7,055	12,200	(5,145)	-42%

Segment Operating Expenses:
Subscription Services	5,353	4,987	366	7%
Transactional Services	3,888	7,872	(3,984)	-51%
Administrative Overhead	1,668	2,560	(892)	-35%
Total Operating Expenses	10,909	15,419	(4,510)	-29%

Segement Operating Income/(Loss):
Subscription Services	(1,874)	995	(2,869)	-288%
Transactional Sevices	(312)	(1,654)	1,342	-81%
Administrative Overhead	(1,668)	(2,560)	892	-35%
Total Operating Loss	$(3,854)	$(3,219)	$(635)	20%

Total revenue decreased $5.1 million or 42% to $7.1 million for the three months ended March 31, 2011 compared to $12.2 million for the three months ended March 31, 2010 due to the reasons discussed in the below analyses of segment operations.

Total operating expenses decreased $4.5 million or 29% to $10.9 million for the three months ended March 31, 2011 compared to $15.4 million for the three months ended March 31, 2010 due to the reasons discussed in the below analyses of segment operations.

Subscription Services Segment

	For the Three Months Ended March 31,		Change Inc.(Dec.)	Change Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%
Segment Revenue	$3,479	$5,982	$(2,503)	-42%

Segment Operating Expenses
Cost of Media – 3rd party	1,315	1,511	(196)	-13%
Content costs	1,915	1,912	3	0%
Product and distribution	1,688	1,352	336	25%
Selling and marketing	272	72	200	278%
General, administrative and other operating	163	140	23	16%
Total Segment Operating Expenses	5,353	4,987	366	7%
Subscriptions Operating Income (Loss)	$(1,874)	$995	$(2,869)	-288%

Subscription revenues decreased $2.5 million or 42% to $3.5 million for the three months ended March 31, 2011 from $6.0 million for the three months ended March 31, 2010.  In the first quarter of 2011, we deferred $437,000 of first quarter 2011 revenue, reflecting Kazaa subscribers who were billed in March, 2011, but who will receive the majority of their monthly subscription service in April, 2011.  Without this deferred revenue impact, Subscription revenue decreased by $2.1 million, or 35% to $3.9 for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  This reduction was the result of a lower number of billable subscribers in the first quarter of 2011, compared to the year ago period.  As of March 31, 2011, the Company had approximately 192,000 subscribers, compared to 331,000 as of March 31, 2010, representing a reduction of 42% in the total number billable subscribers.  Across all of our subscription products, our average revenue per user (“ARPU”) was approximately $6.88 for the first quarter, compared to $6.07 in the year ago period.  As of March 31, 2011, the Company has approximately 85,000 Kazaa subscribers, compared to approximately 95,000 as of March 31, 2010 and 77,000 at December 31, 2010.  Kazaa ARPU was $11.55 for the three months ended March 31, 2011, compared to $10.69 in the year ago period.  We had approximately 8,000 Kazaa Net Adds (new subscriber additions, net of attrition) in the first quarter of 2011.

Cost of Media -3rd party decreased $0.2 million or 13% to $1.3 million for the three months ended March 31, 2011 from $1.5 million for the three months ended March 31, 2010.  During the first quarter of 2011, we estimate that our Subscriber Acquisition Cost (SAC), across all of our subscription products, was approximately $18.51, which reflects a 43% increase in SAC from the year ago period. For Kazaa acquisitions, we estimate that our SAC was approximately $18.89, which reflects a 16% increase in SAC from the year ago period. SAC is dependent on a number of factors, including prevailing market conditions, the type of media, and the ability of the Company to convert leads into subscribers. The Company expects that SAC will fluctuate from period to period based on all of these factors. Management will continue to monitor SAC closely to ensure that the Company acquires customers in a cost effective manner for both its transactional and subscription services.

Content costs, which are costs necessary to provide licensed content, principally for Kazaa, remained flat at $1.9 million for the three months ended March 31, 2011 and 2010.  The content costs reflect the actual royalties and license fees incurred from music labels and publishers of licensed music in the period.

Product and distribution expenses increased by $0.3 million or 25% to $1.7 million for the three months ended March 31, 2011 from $1.4 million for the three months ended March 31, 2010.  The increase was primarily due to increased consulting costs incurred to operate the Kazaa product and assist in managing the development of new applications in Kazaa.  Selling and Marketing expenses increased by $0.2 million or 278% to $0.3 million for the three months ended March 31, 2011 from $72,000 for the three months ended March 31, 2010 as a result of increased customer service expenditures in 2011.

For comparison purposes, in the first quarter of 2010, pursuant to the Marketing Services Agreement, we received expense reimbursements totaling $0.6 million from Brilliant Digital.  Without these contractual reimbursements, for the three months ended March 31, 2010, Subscriptions operating income would have been $0.4 million (versus $1.0 million), Cost of Media-3rd party expense $1.3 million (versus $1.5 million) and product and distribution expense $1.0 million (versus $1.4 million).

Transactional Services Segment

	For the Three Months Ended March 31,		Change Inc.(Dec.)	Change Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%
Segment Revenue	$3,576	$6,218	$(2,642)	-42%

Segment Operating Expenses
Cost of Media – 3rd party	2,645	5,833	(3,188)	-55%
Product and distribution	432	1,098	(666)	-61%
Selling and marketing	768	878	(110)	-13%
General, administrative and other operating	43	63	(20)	-32%
Total Segment Operating Expenses	3,888	7,872	(3,984)	-51%
Transactional services Segment Operating Income (Loss)	$(312)	$(1,654)	$1,342	-81%

Transactional Service segment revenues decreased $2.6 million or 42% to $3.6 million for the three months ended March 31, 2011 from $6.2 million for the three months ended March 31, 2010.  Transactional revenue is principally derived from our search marketing agency business, which consists of targeted and measurable online campaigns and programs for advertisers to generate qualified customer leads, sales transactions, or increased brand recognition.  The decrease in revenue was attributable to the loss of accounts and a reduction in discretionary advertising expenditures by our clients, as well as a result of a restructuring of our agency activities. As a result of this restructuring, the bulk of our Transactional revenue now consists of revenue generated from our search agency business, together with higher yielding marketing campaigns.

Transactional Service segment expenses decreased by $4.0 million or 51% to $3.9 million for the three months ended March 31, 2011 from $7.9 million for the three months ended March 31, 2010. This reduction in expenditures was primarily due to lower Cost of Media-3rd Party (principally search costs) which is directly correlated to the corresponding reduction in revenue.  During the three months ended March 31, 2011 Cost of Media – 3rd Party decreased $3.2 million or 55% to $2.6 million for the three months ended March 31, 2011 from $5.8 million for the three months ended March 31, 2010 due to the decline in Transactional related revenue which resulted in a corresponding reduction in purchased media.

Product and distribution expenses decreased $0.7 million or 61% to $0.4 million for the three months ended March 31, 2011 from $1.1 million for the three months ended March 31, 2011.  This reduction resulted from the termination of several unprofitable or marginally profitable transactional services lines of business during the Company’s restructuring during 2010.

Administrative Overhead

	For the Three Months Ended March 31,		Change Inc.(Dec.)	Change Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%
Segment Operating Expenses
General, administrative and other operating	1,453	2,237	(784)	-35%
Depreciation & Amortization	215	323	(108)	-33%
Administrative Overhead Expense	$1,668	$2,560	$(892)	-35%

General, Administrative and other operating expenses decreased $0.8 million or 35% to $1.4 million for the three months ended March 31, 2011 from $2.2 million for the three months ended March 31, 2010 due to the decrease in expenditures for salaries and technological costs as part of the Company’s restructuring that took place in the second half of 2010, including the closing of our technological facility in Canada during the fourth quarter of 2010.

Depreciation and Amortization decreased $0.1 million or 33% to $0.2 million for the three months ended March 31, 2011 from $0.3 million for the three months ended March 31, 2010 due primarily to a reduction in amortization for intangibles, due to the fact that we recorded an impairment charge of $3.4 million at December 31, 2010 related to amortizable intangible assets.  Depreciation decreased due to a reduction in property, plant and equipment related to the decision to shut down the Canada facility.

Loss from Operations

Operating loss increased by $0.6 million or 20% to $3.8 million for the three months ended March 31, 2011, compared to an operating loss of $3.2 million for the three months ended March 31, 2010. As described above, the increase in operating loss was driven by a revenue decrease of 42% which was partly offset by a corresponding decrease in expenditures.

Interest Income and Dividends

Interest and dividend income decreased $1,000 to $1,000 for the three months ended March 31, 2011, compared to $2,000 for the three months ended March 31, 2010. The reduction is mainly due to a decrease in the balances of cash and marketable securities at March 31, 2011 compared to March 31, 2010, as well as a reduction in market rate of return on cash and cash equivalents.

Interest Expense

Interest expense was minimal for the three months ended March 31, 2011 and 2010.

Other Expenses (Income)

Other income was $0.4 million for the three months ended March 31, 2011 compared to other expenses of $43,000 for the three months ended March 31, 2010.  This variance was due primarily to a write off of old Accounts Payables no longer outstanding.

Income Taxes

Income tax expense, before equity in loss of investee, for the three months ended March 31, 2011 and 2010 was $37,000 and $64,000 respectively and reflects an effective tax rate of (1%)  and (2%) respectively. The Company had a loss before taxes of $3.5 million for the three months ended March 31, 2011 compared to loss before taxes of $3.3 million for the three months ended March 31, 2010.

Equity in Loss of Investee

Equity in loss of investee was $11,000 for the three months ended March 31, 2011 compared to $0.1 million for the three months ended March 31, 2010. The Equity represents the Company’s 36% interest in The Billing Resource, LLC (TBR). The company acquired its interest in TBR in the 4th quarter of 2008.

Net Loss Attributable to Atrinsic, Inc

Net loss increased by $79,000 to $3.5 million for the three months ended March 31, 2011 as compared to a net loss of $3.4 million for the three months ended March 31, 2010. This increase in loss resulted from the factors described above.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $1.6 million and a working capital deficit of approximately $0.8 million. As of May 12, 2011, we had approximately $0.9 million in cash and cash equivalents. We used approximately $4.1 million in cash for operations for the three months ended March 31, 2011 which consisted primarily of a net loss of $3.5 million, an increase in accounts receivable and prepaid expenses offset by a decrease in prepaid taxes of $0.4 million, a decrease in Accounts Payable offset by increases in Deferred Revenue and Accrued Expenses and other of $0.6 million, offset by depreciation and amortization of $0.2 million and stock-based compensation of $0.2 million. Our cash used in investing activities was $0.6 million for the three months ended March 31, 2011 representing capital expenditures.  Our cash provided by financing activities was $56,000. As a result, our cash and cash equivalents at March 31, 2011 decreased $4.7 million to approximately $1.6 million from approximately $6.3 million at December 31, 2010.

In order to fund operations, we need to raise additional capital.  We are currently working with an independent financial advisory firm to assist us in structuring a financing and to engage an investment bank to raise debt or equity capital to fund our immediate cash needs and to finance our longer term growth to further develop the Kazaa business and grow our subscriber base.   There is no guaranty funding will be available on favorable terms or at all. If we cannot obtain such funds, we will need to significantly curtail or cease our operations.  In addition, the sale of additional equity securities or convertible debt will likely result in dilution to our stockholders.

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying historical consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our current levels of expenditures, including subscriber acquisition costs, operating expense, including product development, and overhead, (ii) our ongoing working capital needs, (iii) the uncertainty concerning the outcome of any financing, (iv) our history of losses and use of cash for operating activities (v) outstanding balance of cash and cash equivalents of $1.6 million at the end of the quarter, and (vi) our budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

For periods subsequent to March 31, 2011, we expect losses if we continue to incur expenditures to develop the Kazaa digital music service, acquire subscribers for the Kazaa service, and if we are not able to reduce other operating expenses and overhead sufficiently to a level in line with our level of revenues.  If we are unable to increase revenues sufficiently or decrease our expenditures to a sustainable level, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to, among other factors: (i) consummate a suitable financing, or obtain cash from the sale of our assets or lines of business, (ii) scale our Kazaa subscriber base to a level where the monthly revenue generated from our subscriber base exceeds subscriber acquisition costs, net of expenses required to operate Kazaa, (iii) continue to generate revenue from our legacy subscription products without billing or service disruption, (iv) eliminate or reduce operating and overhead expenditures to a level more in line with our revenue, (v) improve utilization of the Kazaa digital music service and improve LTVs of subscribers to that service (vi) acquire profitable subscribers to the Kazaa digital music service at cost effective rates, (vii) grow our search marketing agency revenue base through the addition of new customers or expansion of business with existing customers and, (viii) expand margins in our search marketing agency and on our affiliate platform.  While we address these operating matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with developing and operating the Kazaa digital music service, as well as funding overhead and the working capital needs of our other businesses.  If we are not able to obtain sufficient funds through a financing, or if we experience adverse outcomes with respect to our operational forecasts, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

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

Item 4. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Members of the our management, including our Principal Executive Officer, Raymond Musci, and Chief Financial Officer Thomas Plotts, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 and 15d-15, as of March 31, 2011, the end of the period covered by this report. Based upon that evaluation, Messrs. Musci and Plotts concluded that our disclosure controls and procedures were effective for the period ended March 31, 2011.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying historical consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our current levels of expenditures, including subscriber acquisition costs, operating expense, including product development, and overhead, (ii) our ongoing working capital needs, (iii) the uncertainty concerning the outcome of any financing, (iv) our history of losses and use of cash for operating activities (v) outstanding balance of cash and cash equivalents of $1.6 million at the end of the quarter, and (vi) our budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

For periods subsequent to March 31, 2011, we expect losses if we continue to incur expenditures to develop the Kazaa digital music service, acquire subscribers for the Kazaa service, and if we are not able to reduce other operating expenses and overhead sufficiently to a level in line with our level of revenues.  If we are unable to increase revenues sufficiently or decrease our expenditures to a sustainable level, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to, among other factors: (i) consummate a suitable financing, or obtain cash from the sale of our assets or lines of business, (ii) scale our Kazaa subscriber base to a level where the monthly revenue generated from our subscriber base exceeds subscriber acquisition costs, net of expenses required to operate Kazaa, (iii) continue to generate revenue from our legacy subscription products without billing or service disruption, (iv) eliminate or reduce operating and overhead expenditures to a level more in line with our revenue, (v) improve utilization of the Kazaa digital music service and improve LTVs of subscribers to that service,  (vi) acquire profitable subscribers to the Kazaa digital music service at cost effective rates, (vii) grow our search marketing agency revenue base through the addition of new customers or expansion of business with existing customers and, (viii) expand margins in our search marketing agency and on our affiliate platform.  While we address these operating matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with developing and operating the Kazaa digital music service, as well as funding overhead and the working capital needs of our other businesses.  If we are not able to obtain sufficient funds through a financing, or if we experience adverse outcomes with respect to our operational forecasts, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on: (i) raising debt or equity capital to fund our immediate cash needs and to finance our longer term growth to further develop the Kazaa business and grow our subscriber base, and (ii) pursuing various means to minimize operating costs and increase cash including through the sale of assets or businesses. We cannot provide assurance that we will be able to realize the cost reductions in our operations, or that we can obtain additional cash through asset sales or the issuance of equity on favorable terms, or at all. If we are unsuccessful in our efforts we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

In order to effectively operate our business and effect the necessary growth to meet our financial needs, the company is required to continuously set key strategic objectives and develop strategies to meet these objectives.  This function requires competent leadership within our organization.  Due to recent turnover of key executives, we are currently operating with several vacancies in invaluable executive positions, including our President and Chief Executive Officer.  If we are unable to attract and retain qualified officers to fill these rolls, our business, operating results and growth can be adversely affected.

If our purchase of the Kazaa assets does not close, the price of our common stock could decline and our future business and operations could be harmed.

The Company's and Brilliant Digital’s obligations to complete the purchase and sale of the Kazaa assets is subject to conditions, many of which are beyond the control of the parties. If the transaction is not completed for any reason:

•	The price of our common stock may decline;

•	We will incur costs related to the transaction, such as financial advisory, legal, accounting, proxy solicitation and printing fees, even if the transaction is not completed;

•	We will not be able to realize the expected benefits of the acquisition which are a significant component of our growth strategy;

•	We may not be able to operate as effectively under the existing Marketing Services Agreement and Master Services Agreement; which agreements are to remain in place if the transaction does not close,

All of which may harm our business and operations.

We have experienced a significant reduction in revenue and have been using cash to fund operations. If we cannot halt this revenue decline and reduce expenditures we may have to cease operations.

The Company has experienced a significant revenue decline and degradation in business prospects over the past two years, and as a result the Company has used a significant amount of cash to fund its operations.  The Company’s cash and cash equivalents were $1.6 million as of March 31, 2011, which is a $4.7 million decline from the $6.3 million as of December 31, 2010.  If we are unsuccessful at stabilizing or slowing the decline in our revenue, and our associated use of cash to fund operations, or if we cannot raise cash through financing alternatives, then we will need to significantly curtail or cease operations.

The working capital requirements for companies in the digital music industry is significant.

The digital music industry is highly competitive and as a result of the industry’s characteristics, subjects market participants to significant working capital requirements, as is evidenced by the numerous companies in the industry that have experienced significant losses.  If we are to attract and retain talented employees, acquire subscribers and enhance and improve the Kazaa digital music service, which we will need to do if we are to be successful, we will have significant capital requirements.  There is not guarantee additional capital will be available on favorable terms or at all.

We will require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us or is available to us but on unfavorable terms, our business, operating results and financial condition may be harmed.

We will require additional capital to operate or expand our business. In addition, some of our current or future strategic initiatives, including continued growth of the Kazaa line of business, will require substantial additional capital resources before they begin to generate revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt or equity financing. If we do not have funds available to enhance our business, maintain the competitiveness of our technology and pursue business opportunities, we may not be able to service our existing subscribers and customers, or acquire new subscribers or customers, which could have an adverse effect on our business, operating results and financial condition.

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

 We face intense competition in the sale of our subscription services and transactional services.

In our subscription service business, which includes the Kazaa music service, and our transactional services business, we compete primarily on the basis of marketing acquisition cost, brand awareness, consumer penetration and carrier and distribution depth and breadth.  We face numerous competitors, many of whom are much larger than us, who have greater financial and operating resources than we do and who have been operating in our target markets longer than we have.  In the future, likely competitors may include other major media companies, traditional video game publishers, telephone carriers, content aggregators, wireless software providers and other pure-play direct response marketers publishing content and media, and Internet affiliate and network companies.

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

As of March 31, 2011, the Company has received the $2.5 million in repayments from Brilliant Digital and we are dependent on the future net cash flow of the Kazaa music service to fully recoup the approximately $13.9 million of advances and expenditures we have made, net of cash received or reimbursed, as of March 31, 2011. There can be no assurance that the future net cash flows from the Kazaa music service will be sufficient to allow us to fully recoup our expenditures, which could materially and adversely affect our financial condition.

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

We no longer meet the minimum stockholders’ equity requirement for continued listing on the NASDAQ Global Market and have until May 31, 2011 to submit a plan to regain compliance to NASDAQ.

On April 14, 2011, we received notice from The Nasdaq Stock Market (“Nasdaq”) indicating that our stockholder’s equity did not meet the minimum requirement of $10.0 million for continued listing on the Nasdaq Global Market, as required by Listing Rule 5450(b)(1)(a).  The Nasdaq letter has no immediate effect on the listing of the Company’s common stock. Under Nasdaq’s rules, the Company has 45 calendar days (until May 31, 2011) to submit a plan that defines how the Company will regain compliance with the Nasdaq Global Market’s continued listing requirements.  If the Company submits a plan and the plan is accepted, Nasdaq can grant an extension of up to 180 days from April 14, 2011 to establish evidence of compliance.  If the Company’s plan is not accepted and the Company receives a notice that its common stock is being delisted from The Nasdaq Global Market, the Company may appeal the Nasdaq’s staff’s determination to a Listing Qualifications Panel.  As an alternative to submitting a plan, the Company can apply to transfer its securities to The Nasdaq Capital Market if it meets The Nasdaq Capital Market’s continued listing requirements, except for the bid price requirement, no later than May 31, 2011.  As of March 31, 2011, the Company met the continued listing requirements for The Nasdaq Capital Market.

While the Company is developing a strategy to maintain its listing on The Nasdaq Global Market, it is also considering applying for listing on The Nasdaq Capital Market by May 31, 2011.  If we are unable to regain compliance and  we are delisted, or unable to qualify for listing on the NASDAQ Capital Market, market liquidity for our common stock could be adversely affected, and our stockholders’ ability to sell securities in the secondary market could be limited. Delisting from NASDAQ would likely negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Our success depends on the continuing and uninterrupted performance of our systems. Sustained or repeated system failures that interrupt our ability to provide services to customers, including failures affecting our ability to deliver advertisements quickly and accurately and to process visitors' responses to advertisements, and, validate mobile subscriptions, would reduce significantly the attractiveness of our solutions to advertisers and Web publishers. Our business, results of operations and financial condition could also be materially and adversely affected by any systems damage or failure that impacts data integrity or interrupts or delays our operations. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious or accidental human acts, and natural disasters. Through the end of 2010, we operated a data center in Canada.  We have begun the process of closing down and transferring data to servers owned by third parties in 2011  and have a co-location agreement with a service provider to support our operations. Therefore, any of the above factors affecting any of these areas could substantially harm our business. Moreover, despite network security measures, our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems in part because we cannot control the maintenance and operation of our third-party data centers. Despite the precautions taken, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future and our ability to provide a record of past transactions. Our data centers and systems incorporate varying degrees of redundancy. All data centers and systems may not automatically switch over to their redundant counterpart. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our systems.

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

We are subject to a number of risks related to credit card and debit card payments we accept.

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

If we are unable to maintain our chargeback rate or refund rates at acceptable levels, credit card companies may increase our transaction fees or terminate their relationships with us. Any increases in our credit card could adversely affect our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit card would significantly impair our ability to operate our business.

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

Dated: May 16, 2011

BY:	/s/ Raymond Musci	BY:	/s/ Thomas Plotts
	Raymond Musci		Thomas Plotts
	Executive Vice President and Director		Chief Financial Officer
	Principal Executive Officer		(Principal Financial and Accounting Officer)