Form 10-Q
period 2011-06-30
Atrinsic, Inc.
filed 2011-08-15
CIK 1022899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________
Commission File Number: 001-12555

[logo]

ATRINSIC, INC
(Exact name of registrant as specified in its charter)

Delaware	06-1390025
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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
Yes ☐ No ☒
As of August 11, 2011, the Company had 7,012,287 shares of Common Stock, $0.01 par value, outstanding, which includes shares held in treasury.

Item 1. Financial Statements
ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,309	$6,319
Accounts receivable, net of allowance for doubtful accounts of $1,199 and $1,168	4,082	4,994
Income tax receivable	395	437
Asset held for sale	787	-
Prepaid expenses and other current assets	1,006	565

Total Current Assets	8,579	12,315

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,005 and $1,813	2,406	2,692
INTANGIBLE ASSETS, net of accumulated amortization of $ 2,941 and $3,813	2,887	3,083
DEFERRED TAX ASSET	275	276
INVESTMENTS, ADVANCES AND OTHER ASSETS	878	976

TOTAL ASSETS	$15,025	$19,342

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,787	$4,470
Accrued expenses	5,023	5,172
Convertible notes	3,202	-
Derivative liability	3,257	-
Deferred tax liability	347	347
Deferred revenues and other current liabilities	617	274

Total Current Liabilities	15,233	10,263

OTHER LONG TERM LIABILITIES	906	907

TOTAL LIABILITIES	16,139	11,170

COMMITMENTS AND CONTINGENCIES (See Note 15)	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.01, 100,000,000 shares authorized, 7,010,412 and 6,964,125 shares issued at June 30, 2011 and December 31, 2010, respectively; and, 6,328,903 and 6,282,616 shares outstanding at June 30, 2011 and December 31, 2010, respectively.	70	70
Additional paid-in capital	181,430	181,087
Accumulated other comprehensive income	80	42
Common stock, held in treasury, at cost, 681,509 shares at June 30, 2011 and December 31, 2010.	(4,981)	(4,981)
Accumulated deficit	(177,713)	(168,046)

Total Stockholders' Equity	(1,114)	8,172

TOTAL LIABILITIES AND EQUITY	$15,025	$19,342

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Subscriptions	$3,519	$4,991	$6,999	$10,973
Transactional services	2,751	5,822	6,327	12,040

NET REVENUE	6,270	10,813	13,326	23,013

OPERATING EXPENSES
Cost of media – 3rd party	2,951	6,009	6,911	13,353
Content costs	2,298	1,946	4,213	3,858
Product and distribution	2,818	3,182	4,729	5,631
Selling and marketing	1,075	1,337	2,116	2,287
General, administrative and other operating	1,959	2,503	3,827	4,943
Depreciation and amortization	192	324	407	647

	11,293	15,301	22,203	30,719

LOSS FROM OPERATIONS	(5,023)	(4,488)	(8,877)	(7,706)

OTHER (INCOME) EXPENSE
Interest income and dividends	(1)	(2)	(2)	(4)
Interest expense	1,169	-	1,169	1
Other expense (income)	3	(53)	(384)	(10)

	1,171	(55)	783	(13)

LOSS BEFORE TAXES AND EQUITY IN (EARNINGS) LOSS OF INVESTEE	(6,194)	(4,433)	(9,660)	(7,693)

INCOME TAXES	26	109	63	173

EQUITY IN (EARNINGS) LOSS OF INVESTEE, AFTER TAX	(67)	(50)	(56)	60

NET LOSS ATTRIBUTABLE TO ATRINSIC, INC.	$(6,153)	$(4,492)	$(9,667)	$(7,926)

NET LOSS PER SHARE ATTRIBUTABLE TO ATRINSIC COMMON STOCKHOLDERS:
Basic	$(0.97)	$(0.86)	$(1.53)	$(1.52)
Diluted	$(0.97)	$(0.86)	$(1.53)	$(1.52)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	6,318,601	5,217,303	6,306,275	5,214,184
Diluted	6,318,601	5,217,303	6,306,275	5,214,184

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Six Months Ended
	June 30,
	2011	2010

Cash Flows From Operating Activities
Net loss	$(9,667)	$(7,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	31	(25)
Depreciation and amortization	407	647
Stock-based compensation expense	252	635
Deferred income taxes	-	21
Equity in loss (earnings) of investee	(56)	60
Interest expense relating to debt discount and derivative liability losses	1,168	-
Changes in operating assets and liabilities :
Accounts receivable	881	(924)
Prepaid income tax	62	856
Prepaid expenses and other assets	165	1,684
Accounts payable	(1,682)	(1,734)
Deferred revenue	214	-
Other, principally accrued expenses	549	(2,887)
Net cash used in operating activities	(7,676)	(9,593)

Cash Flows From Investing Activities
Capital expenditures	(691)	(38)
Net cash used in investing activities	(691)	(38)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes and warrants	4,716	-
Financing costs for the convertible notes and warrants	(446)	-
Proceeds from exercise of stock options	91	-
Purchase of common stock held in treasury	-	(9)
Net cash provided by (used in) financing activities	4,361	(9)

Effect of exchange rate changes on cash and cash equivalents	(4)	(5)

Net Decrease In Cash and Cash Equivalents	(4,010)	(9,645)
Cash and Cash Equivalents at Beginning of Year	6,319	16,913
Cash and Cash Equivalents at End of Period	$2,309	$7,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash refunded (paid) for taxes	$-	$705
Reduction of proceeds from issuance of convertible notes (see Note 17)	$535	$-
Non-cash financing costs	$51	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)
For the Six Months Ended June 30, 2011
(Dollars in thousands, except per share data)

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Total
	Loss	Shares	Amount	Capital	Deficit)	Income	Shares	Amount	Equity

Balance at January 1, 2011	-	6,964,125	$70	$181,087	$(168,046)	$42	681,509	$(4,981)	$8,172
Net loss	$(9,667)	-	-	-	(9,667)	-	-	-	(9,667)
Foreign currency translation adjustment	38	-	-	-	-	38	-	-	38
Comprehensive loss	$(9,629)	-	-	-	-	-	-	-	-
Stock based compensation expense	-	46,287	-	252	-	-	-	-	252
Issuance of common stock				91					91
Balance at June 30, 2011	-	7,010,412	$70	$181,430	$(177,713)	$80	681,509	$(4,981)	$(1,114)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of  June 30, 2011, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2010. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, on Form 10-K filed on April 7, 2011.

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

Atrinsic, Inc. (the “Company”) is organized into two operating segments: Subscription Services and Transactional Services. See Note 16 – Business Segments, for further information about the Company’s operating segments.

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

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the Company’s current levels of expenditures, including subscriber acquisition costs, operating expense, including product development, and overhead, (ii) the Company’s ongoing working capital needs, (iii) the uncertainty concerning the outcome future financings, (iv) the Company’s history of losses and use of cash for operating activities (v) outstanding balance of cash and cash equivalents of $2.3 million at the end of the quarter, and (vi) the Company’s budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

For periods subsequent to June 30, 2011, the Company expects to continue to incur losses and negative cash flows if it continues to incur expenditures to develop the Kazaa digital music service, acquire subscribers for the Kazaa service, and is not able to reduce other operating expenses and overhead sufficiently to a level in line with its level of revenues.  If the Company is unable to increase revenues sufficiently or decrease its expenditures to a sustainable level, its financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

For the six months ended June 30, 2011, the Company incurred a net loss of $9.7 million, and used $7.7 million of cash in operations.

Based on current financial projections, management believes the continuation of the Company as a going concern is primarily dependent on its ability to, among other factors: (i) consummate a suitable financing, or obtain financing from the sale of its assets or lines of business , (ii) scale the Kazaa subscriber base to a level where the monthly revenue generated from the Company’s subscriber base exceeds subscriber acquisition costs, net of expenses required to operate Kazaa, (iii) eliminate or reduce operating and overhead expenditures to a level more in line with the Company’s revenue (iv) improve utilization of the Kazaa digital music service and improve lifetime values (LTVs) of subscribers to that service, (v) acquire profitable subscribers to the Kazaa digital music service at cost effective rates (vi) grow the Company’s search marketing agency revenue base through the addition of new customers or expansion of business with existing customers and, (vii) expand margins in the Company’s search marketing agency and on its affiliate platform.

While the Company addresses these operating matters, it must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with developing and operating the Kazaa digital music service, as well as funding overhead and the working capital needs of the Company’s other businesses.  If the Company is not able to obtain sufficient funds through future financings, or if the Company experiences adverse outcomes with respect to its operational forecasts, the Company’s financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, the Company is focused on: (i) raising additional debt or equity capital to fund the Company’s cash needs and to finance its longer term growth to further develop the Kazaa business and grow its subscriber base, and (ii) pursuing various means to minimize operating costs and increase cash, including the potential sale of assets.  The Company cannot provide assurance that it will be able to realize cost reductions in the Company’s operations, or that it can obtain additional cash through asset sales or the issuance of equity or raising debt. If the Company is unsuccessful in its efforts it will be required to further reduce the Company’s operations or it may be required to cease certain or all of its operations in order to offset the lack of available funding.

Note 3 – Investments and Advances

Investment in The Billing Resource, LLC

On October 30, 2008, the Company acquired a 36% non-controlling interest in The Billing Resource, LLC (“TBR”). TBR is an aggregator of fixed telephone line billing, providing alternative billing services to the Company and unrelated third parties.  As of June 30, 2011, the Company’s net investment in TBR totals $0.5 million and is included in Investments, Advances and Other Assets on the accompanying Condensed Consolidated Balance Sheet.

In addition, the Company has an operating agreement with TBR whereby TBR provides billing services to the Company and its customers. The agreement reflects transactions in the normal course of business and was negotiated on an arm’s length basis.

The Company records its investment in TBR under the equity method of accounting and as such presents its pro-rata share of the equity in earnings and losses of TBR within its quarterly and year end reported results. The Company recorded equity in earnings of $56,000 for the six months ended June 30, 2011 and equity in loss of $60,000 for the six months ended June 30, 2010.

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

Under the Marketing Services Agreement, Atrinsic is responsible for marketing, promotional, and advertising services in respect of the Kazaa business. Pursuant to the Master Services Agreement, Atrinsic provides services related to the operation of the Kazaa business, including billing and collection services and the operation of the Kazaa online storefront. Brilliant Digital is obligated to provide certain other services with respect to the Kazaa business, including licensing the intellectual property underlying the Kazaa business to Atrinsic, obtaining all licenses to the content offered as part of the Kazaa business and delivering that content to subscribers. As part of the agreements, Atrinsic is required to make advance payments and expenditures in respect of certain expenses incurred in order to operate the Kazaa business. These advances and expenditures are recoverable on a dollar for dollar basis against revenues generated by the business.  Since inception on July 1, 2009, and through June 30, 2011, the Company has contributed $16.2 million net of revenue and recouped funds in order to support the development of the Kazaa brand.

Also in accordance with the original Marketing Service Agreement and Master Service Agreement, Atrinsic and Brilliant Digital were to share equally in the “Net Profit” generated by the Kazaa music subscription service after all of the Company’s costs and expenses have been recouped.  For the six months ended June 30, 2011 and 2010, respectively, the Company has included in its statement of operations, Kazaa revenue of $5.1 million, net of deferred revenue, and Kazaa revenue of $5.8 million, and expenses incurred for the Kazaa music service of $9.5 million and $8.2 million, net of reimbursements from Brilliant Digital. Kazaa revenue and expenses are recorded as part of subscription services segment.

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

Note 5 – Convertible Notes and Warrants

On May 31, 2011, the Company entered into a Securities Purchase Agreement, pursuant to which it sold Notes and issued Warrants (defined below) to certain buyers (the “Buyers”).

Pursuant to the terms of the Securities Purchase Agreement, the Company sold to the Buyers senior secured convertible notes in the aggregate original principal amount of $5,813,500 (the “Notes”), which Notes are convertible into shares of the Company’s common stock.  The Notes were issued with an original issue discount of approximately 9.1%, and the aggregate proceeds of the Notes were $5,285,000, before certain financing costs of $35,000. The Notes are not interest bearing, unless the Company is in default on the Notes, in which case the Notes carry an interest rate of 18% per annum.

The Notes are initially convertible into shares of common stock at a conversion price of $2.90 per share, provided that if the Company makes certain dilutive issuances (with limited exceptions), the conversion price of the Notes will be lowered to the per share price paid in the applicable dilutive issuance. The Company is required to repay the Notes in six equal monthly installments commencing on December 31, 2011 and ending on May 31, 2012, either in cash or in shares of its common stock at the option of the Company. If the Company chooses to utilize shares of its common stock for all or part of the payment, it must make an irrevocable decision to use shares 23 trading days prior to the installment payment date, and the value of the Company’s shares will be equal to the lower of the conversion price then in effect or 85% of the arithmetic average of the closing bid prices of its common stock during the 20 trading day period prior to payment of the installment amount (the “Installment Conversion Price”). If the Company chooses to make an installment payment in shares of common stock, it must make a pre-installment payment of shares (the “Pre-Installment Shares”) to the Note holder 21 trading days prior to the applicable installment date based on the value of its shares equal to the lower of the conversion price then in effect or 85% of the arithmetic average of the closing bid prices of its common stock during the 20 trading day period prior to payment of the installment amount. On the installment date, to the extent the Company owes a Note holder additional shares in excess of the Pre-Installment Shares to satisfy the installment payment, the Company will issue such Note holder additional shares, and to the extent it has issued excess Pre-Installment Shares, such shares will be applied to future payments. If an event of default occurs under the Notes, each Buyer may require the Company to redeem its Note in cash at the greater of up to 110% of the unconverted principal amount or 110% of the greatest equity value of the shares of common stock underlying the Notes from the date of the default until the redemption is completed. The conversion price of each Note is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of each Note may be limited if, upon conversion, the holder or any of its affiliates would beneficially own more than 4.9% or 19.9% (as applicable) of the Company’s common stock.

Brilliant Digital, which prior to the transaction held approximately 16.5% of the Company’s issued and outstanding common stock, purchased Notes in the aggregate principal amount of $2,200,000.

Pursuant to the terms of the Purchase Agreement, the Company also agreed to issue to each Buyer warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants,” (ii) “Series B Warrants” and (iii) “Series C Warrants” (collectively, the “Warrants”).

The Series B Warrants are exercisable immediately after issuance and expire nine months after the date the Company obtains shareholder approval (discussed below). The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 1,002,329 shares at an initial exercise price of $2.93 per share. If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants will be lowered to the per share price paid in the applicable dilutive issuance. The number of shares underlying the Series B Warrants will adjust whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series B Warrants will be $2,936,824.  To the extent the Company enters into a fundamental transaction (as defined in the Series B Warrants and which include, without limitation, the Company entering into a merger or consolidation with another entity, selling all or substantially all of its assets, or a person acquiring 50% of the Company’s common stock), the Company has agreed to purchase the Series B Warrants from the holders at their Black-Scholes value (if a holder so elects to have its Series B Warrant so purchased).  If our common stock trades at a price at least 200% above the Series B Warrants exercise price for a period of 10 trading days at any time after the Company obtains shareholder approval (discussed below), the Company may force the exercise of the Series B Warrants if it meets certain conditions.

The Series A and Series C Warrants are exercisable immediately after issuance and have a five year term. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 2,004,656 shares at an initial exercise price of $2.90 per share. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate of 952,212 shares at an initial exercise price of $2.97 per share. If on the expiration date of the Series B Warrants, a holder of such warrant has not exercised such warrant for at least 80% of the shares underlying such warrant, we have the right to redeem from such holder its Series C Warrant for $1,000 under certain circumstances.  If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price paid in the applicable dilutive issuance. The number of shares underlying the Series A Warrants and the Series C Warrants will adjust whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series A Warrants and Series C Warrants will be $5,813,502 and $2,828,070, respectively. To the extent the Company enters into a fundamental transaction (as defined in the Series A and Series C Warrants and which include, without limitation, the Company entering into a merger or consolidation with another entity, selling all or substantially all of its assets, or a person acquiring 50% of the Company’s common stock), the Company has agreed to purchase the Series A and Series C Warrants from the holder at their Black-Scholes value (if a holder so elects to have its Series A Warrant or Series C Warrant so purchased).

The exercise price of all the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% or 19.9% (as applicable) of the Company’s common stock. The Notes may not be converted and the Warrants may not be exercisable if the total number of shares that would be issued would exceed 19.99% of our common stock outstanding on the date the Purchase Agreement was executed prior to our receiving shareholder approval (as discussed below).

Atrinsic and its subsidiaries, New Motion Mobile, Inc. and Traffix, Inc., entered into a security agreement (“Security Agreement”) with the Buyers pursuant to which the Company granted each of the Buyers a security interest in all of its assets securing the Company’s obligations under the Notes. In addition, New Motion Mobile, Inc. and Traffix, Inc. executed guaranties (each, a “Guaranty”) with each Buyer pursuant to which such subsidiaries guarantee our obligations under the Notes.

The Company also entered into a registration rights agreement (“Registration Rights Agreement”) with the Buyers pursuant to which, among other things, it agreed to register the resale of 133% of the shares of common stock underlying the Notes and Warrants. The Company agreed to file a registration statement by June 30, 2011 and to the extent it fails to file the registration statement on a timely basis or if the registration statement is not declared effective within 90 days after the closing of the transaction (120 days if reviewed by the Securities and Exchange Commission), the Company agreed to make certain payments to the Buyers.

In the Purchase Agreement, the Company has agreed to, among other things, (i) subject to certain exceptions, not issue any securities for a period of beginning on May 31, 2011 to the date that is 30 trading days from the date on which the resale by the Buyers of all registrable securities (as defined in the Registration Rights Agreement) is covered by one or more registration statements, (ii) not to enter into a variable rate transaction at any time while the Notes are outstanding, (iii) for a period of one year from the date of the Purchase Agreement, to allow the Buyers to participate in future financing transactions; and (iv) to hold a shareholder meeting by August 15, 2011 to approve, among other matters, the issuance of greater than 19.99% of our shares of common stock pursuant to the Notes and upon exercise of the Warrants and to approve any change of control and/or other matter requiring approval which results from the issuance of our shares of common stock pursuant to the Notes and upon exercise of the Warrants.

The Company engaged Wedbush Securities, Inc. to act as placement agent, on a reasonable best efforts basis in connection with the offering and in addition to a placement fee, received five year warrants to purchase 42,478 shares of the Company’s common stock (the Series D warrants).  The Series D warrants are exercisable beginning May 31, 2012 at an exercise price of $2.90 per share and the Company agreed to provide certain registration rights with respect to the common stock underlying the Series D warrants.

The Company recorded the issuance of the convertible note payable, original issue discount, net of additional debt discount, in its balance sheet and is amortizing the debt discount using the effective interest method over the 12-month term of the Notes.  The table below summarizes the transactions and components related to this convertible notes financing:

	Convertible	Original	Debt	Net Value of
(in thousands)	Notes Payable	Issue Discount	Discount	Convertible Notes Payable
Issuance of notes on May 31, 2011	$5,814	$(529)	$(2,308)	$2,977
Accretion - June 2011	-	42	183	225
Value as of June 30, 2011	$5,814	$(487)	$(2,125)	$3,202

The Company also recorded a derivative liability, representing the fair market value of the Notes’ embedded convertible derivative and the fair market value of the Warrants.  This derivative liability will be marked-to-market each period and any resulting increase or (decrease) in the derivative liability will be recorded as interest expense (income).  See Note 11 for further information on the accounting for the derivative liability.

Note 6 – Fair Value Measurements

U.S. GAAP includes a framework for measuring fair value, which also addresses disclosure requirements for fair value measurements. Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.

Under the measurement framework, a fair valuation hierarchy for disclosure of the inputs to valuation used to measure fair value has been established. This hierarchy prioritizes the inputs into three broad levels that reflect the degree of subjectivity necessary to determine fair value measurements, as follows.  Level 1 inputs are based on unadjusted quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly, through market corroboration, for substantially the full term of the asset or liability.  Level 3 inputs are unobservable inputs and reflect the Company’s estimates of assumptions that market participants would use to measure assets and liabilities at fair value.  The fair values are therefore determined using model-based techniques that include option pricing models and discounted cash flow models. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2011 (unaudited):

Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Unobservable	Unobservable	Total	Total
(in thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Fair Value	Losses

Derivative liabilities	$-	$-	$3,257	$3,257	$932

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy, due to use of an estimate of volatility factors.

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued expenses are believed to approximate fair value due to the short-term maturity of these financial instruments.

Note 7 - Concentration of Business and Credit Risk

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

The table below represents the company’s concentration of business and credit risk by customers and aggregators.

	For The Six Months Ended
	June 30,
	2011	2010

Revenues
Aggregator A	20%	20%
Customer B	13%	6%
Aggregator C	5%	6%
Other Customers & Aggregators	62%	68%

	As of
	June 30,	December 31,
	2011	2010

Accounts Receivable
Aggregator A	51%	34%
Customer C	9%	0%
Customer D	5%	2%
Other Customers & Aggregators	35%	64%

Note 8 - Property and Equipment

Property and equipment consists of the following:

	Useful Life	June 30,	December 31,
(dollars in thousands)	in years	2011	2010

Computers and software applications	3	$2,433	$1,700
Leasehold improvements	10	1,812	1,835
Building	40	-	804
Furniture and fixtures	7	166	166
Gross PP&E		4,411	4,505
Less: accumulated depreciation		(2,005)	(1,813)
Net PP&E		$2,406	$2,692

Depreciation expense for the six months ended June 30, 2011 and 2010 totaled 0.2 million and $0.3 million, respectively, and is recorded on a straight line basis.

In the first quarter of 2011, the Company put its building and land up for sale as part of the closing of its Canadian facility.  The net fixed asset value of the building and land has been reclassified as an Asset held for Sale in the Current Assets section of the Balance Sheet and depreciation on the asset was terminated as of December 31, 2010.

Note 9 –Intangibles

The carrying amount and accumulated amortization of intangible assets as of June 30, 2011 and December 31, 2010, respectively, are as follows:

	Weighted average	Gross Book	Accumulated		Net Book
(dollars in thousands)	Useful Life in Years	Value	Amortization	Impairment	Value

As of June 30, 2011

Indefinite Lived assets
Tradenames		$11			$11
Domain names		773			773

Amortized Intangible Assets
Acquired software technology	0.4	1,809	1,809		-
Domain names	0.1	426	426		-
Tradenames	5	805	81		724
Restrictive covenants	2.1	631	557		74
Kazaa Marketing Services Agreement	10	1,373	68		1,305

Total		$5,828	$2,941	$-	$2,887

As of December 31, 2010

Indefinite Lived assets
Tradenames		918	-	907	11
Domain names		1,298	-	525	773

Amortized Intangible Assets
Acquired software technology	0.4	2,516	1,968	531	17
Domain names	0.1	426	420	-	6
Tradenames	5	3,966	320	2,841	805
Customer lists	0.1	582	570	12	-
Restrictive covenants	2.1	667	535	34	98
Kazaa Marketing Services Agreement	10	1,373	-	-	1,373

Total		$11,746	$3,813	$4,850	$3,083

Except in the case of a triggering event prior to the fourth quarter of 2011, the Company will perform its annual impairment test on other long lived identifiable intangible assets at December 31, 2011.  There was no triggering event in the second quarter of 2011.

Note 10 - Stock-based compensation

The fair value of share-based awards granted is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions for this model are expected term, expected volatility, risk-free interest rate, dividend yield and strike price. Many of these assumptions are judgmental and the value of share-based awards is highly sensitive to changes in these assumptions.

During the six months ended June 30, 2011, the Company granted no stock options and 25,000 restricted stock units to employees. There were 30,000 stock options exercised, 175,000 stock options and 80,000 restricted stock units forfeited.

Stock based compensation expense for the three and six months ended June 30, 2011and 2010 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Product and distribution	$11	$5	$20	$21
Selling and marketing	12	13	23	17
General and administrative and other operating	57	287	209	597

Total	$80	$305	$252	$635

Note 11- Derivative Liabilities

Accounting Standard Codification “ASC” 815 – Derivatives and Hedging, which provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives.  These requirements can affect the accounting for the Warrants and Notes issued by the Company.  As the conversion features within, and the detachable warrants issued with the Company’s Notes do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, we have concluded that the instruments are not indexed to the Company’s stock, are to be bifurcated from notes and are to be treated as derivative liabilities.  The derivative liability is booked as a current liability in the Company's balance sheet and will be marked to market each reporting period, with a corresponding entry to interest income or expense, until their respective exercise or extinguishment.

The following table shows the inputs and assumptions used to determine the fair market values of the Warrants and embedded derivative portion of the Notes as of June 30, 2011.  The table also discloses the number of underlying common shares into which the Notes or Warrants can be converted or exercised.

	Series A & C	Series B	Series D	Convertible Notes
	Warrants	Warrants	Warrants	Imbedded Derivative
Stock price	$3.20	$3.20	$3.20	$3.20
Strike Price	$2.90	$2.90	$2.90	$2.90
Maturity	5 years	9 months	5 years	11 months
Risk free interest rate	1.68%	0.20%	1.68%	0.18%
Volatility	65%	54%	65%	52%
Fair market value of derivative liability (in thousands)	$2,188	$160	$41	$988 (1)
Underlying Common Shares	2,956,868	1,002,329	42,478	2,004,656
(1)  The convertible note embedded derivative liability is calculated as the full value of the convertible note, using the assumptions above, minus the straight debt and dilution protection value of $5.3 million.

Note 12 – Loss per Share Attributable to Atrinsic, Inc

Basic (loss) earnings per share attributable to Atrinsic, Inc. is computed by dividing reported (loss) earnings by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) earnings per share includes the effect, if any, of the potential issuance of additional shares of common stock as a result of the exercise or conversion of dilutive securities, using the treasury stock method. Potential dilutive securities for the Company include convertible notes, outstanding stock options and warrants.

The computational components of basic and diluted (loss) earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
EPS Denominator:
Basic weighted average shares	6,318,601	5,217,303	6,306,275	5,214,184
Effect of dilutive securities	-	-	-	-
Diluted weighted average shares	6,318,601	5,217,303	6,306,275	5,214,184

EPS Numerator (effect on net income):
Net loss attributable to Atrinsic, Inc.	$(6,153)	$(4,492)	$(9,667)	$(7,926)
Effect of dilutive securities	-	-	-	-
Diluted loss attributable to Atrinsic, Inc.	$(6,153)	$(4,492)	$(9,667)	$(7,926)

Net loss per common share:
Basic weighted average loss attributable to Atrinsic, Inc.	$(0.97)	$(0.86)	$(1.53)	$(1.52)
Effect of dilutive securities	-	-	-	-
Diluted weighted average loss attributable to Atrinsic, Inc.	$(0.97)	$(0.86)	$(1.53)	$(1.52)

 Common stock underlying outstanding options and convertible securities were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010, because their inclusion would be anti-dilutive when applied to the Company’s net loss per share.

Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following shares were excluded from the calculation of diluted earnings per share:

Anti-Dilutive EPS Disclosure

	As of
	June 30,
	2011	2010

Options	341,274	828,921
Warrants	4,080,286	78,611
Restricted Shares	-	1,668
Restricted Stock Units	58,936	72,917
Convertible Note	2,004,656	-

The per share weighted average exercise prices of the options were $1.92 for the three and six months ended June 30, 2011 and 2010.  The per share exercise prices of the warrants range from $2.90 - $22.00 and $13.76 - $22.00 for the three and six months ended June 30, 2011 and 2010, respectively.

Note 13 - Income Taxes

Income tax expense before equity in (earnings) loss of investee for the six months ended June 30, 2011 and 2010, was $63,000 and $173,000, respectively and reflects an effective tax rate of (1%) and (2%)  respectively. The Company has provided a valuation allowance against its deferred tax assets because it is more likely than not that such benefits will not be realized by the Company.

Uncertain Tax Positions

The Company is subject to taxation in the United States at Federal and State levels, and is also subject to taxation in certain foreign jurisdictions. The Company’s tax years for 2007 and forward are subject to examination by the tax authorities (except California is open for 2006 and forward).  In addition, the tax returns for certain acquired entities are also subject to examination. As of June 30, 2011, an estimated liability of $0.5 million for uncertain tax positions related to pending examinations by taxing authorities is recorded in our Condensed Consolidated Balance Sheets. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations however, cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax to the extent such adjustments relate to acquired entities.  Although the timing or the resolution and/or closure of the audits is highly uncertain, the Company does not believe that its unrecognized tax benefit will materially change in the next twelve months.

Note 14 - New Accounting Pronouncements

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

Note 15 - Commitments and Contingencies

On June 1, 2011, the Company entered into an employment agreement with Stuart Goldfarb, a current director of the Company, pursuant to which Mr. Goldfarb will serve as the Company’s President and Chief Executive Officer.  Unless earlier terminated in accordance with the terms of the agreement, Mr. Goldfarb’s employment will continue until December 31, 2014.  During the term of the agreement, Mr. Goldfarb will receive a base salary of $400,000 per annum, which is subject to increase at the end of each year of the term at the discretion of the Company’s board of directors, provided that Mr. Goldfarb’s salary will not be less than $420,000 beginning June 1, 2012 and less than $450,000 beginning June 1, 2013.  The agreement provides that Mr. Goldfarb will be eligible to receive a target annual bonus equal to his base salary for each calendar year during the term if the Company’s operations meet or exceed certain financial performance standards to be determined by the board of directors.  For the fiscal year ending December 31, 2011, Mr. Goldfarb will receive a bonus of $200,000 in the event certain financing criteria are satisfied.  Mr. Goldfarb will also be able to participate in any other compensation plan or other perquisites generally made available to the Company’s executive officers from time to time and will receive four weeks of vacation per year.

Mr. Goldfarb’s agreement further provides that, within 120 days of June 1, 2011, the Company will grant to Mr. Goldfarb restricted stock units to acquire 625,000 shares of the Company’s common stock pursuant to its 2009 Stock Incentive Plan.  The RSUs will vest with respect to 218,750 shares on June 1, 2011, 156,250 RSUs will vest in the event certain financing criteria are satisfied, 125,002 RSUs will vest in equal monthly installments over the term of the agreement, and 41,666 RSUs will vest in each of calendar year 2012, 2013, and 2014 if the Company’s business operations meet or exceed certain financial performance standards to be determined by the board of directors.  Except in the event Mr. Goldfarb’s employment is terminated by the company without cause (as defined in the agreement) and except in the event Mr. Goldfarb’s employment is terminated by Mr. Goldfarb for good reason (as defined in the agreement), any portion of Mr. Goldfarb’s RSUs that remain unvested at the time of his termination will be extinguished and cancelled.  In the event a change of control (as defined in the agreement) or in the event of a termination of Mr. Goldfarb’s employment by the Company without cause or by Mr. Goldfarb for good reason, all RSUs granted to Mr. Goldfarb will automatically vest immediately prior to the termination of Mr. Goldfarb’s employment.

If Mr. Goldfarb’s employment is terminated by Mr. Goldfarb for good reason, or by the Company other than for cause, it will pay to Mr. Goldfarb: (a) all base salary and benefits which have accrued through the termination date and (b) subject to certain conditions, a payment equal to the sum of his base salary and an amount equal to the average annual bonus amounts received by Mr. Goldfarb for the two years prior to such termination, which for 2011 and 2012 shall be deemed to not be less than $200,000.  If Mr. Goldfarb’s employment is terminated by Mr. Goldfarb other than for good reason, or by the Company for cause, it will pay to Mr. Goldfarb all base salary and benefits which have accrued through the termination date and if Mr. Goldfarb’s employment is terminated as a result of his death or disability, the Company will pay or provide to Mr. Goldfarb (i) all base salary and benefits which have accrued through the termination date and (ii) a pro rata annual bonus for the year of termination.

Also on  June 1, 2011, the Company appointed Sharon Siegel as its Chief Marketing Officer.  Unless earlier terminated in accordance with the terms of an employment agreement to be entered into by and between the Company and Ms. Siegel, Ms. Siegel’s employment will continue until December 31, 2014.  During the term of her employment, Ms. Siegel will receive a base salary of $300,000 per annum, which shall increase 5% each year and shall also be eligible to receive a target annual bonus of $200,000, which shall increase 5% each year.  Annual bonus targets for Ms. Siegel are to be agreed upon by Ms. Siegel and the Company’s Chief Executive Officer and approved by the Company’s compensation committee.  For the fiscal year ending December 31, 2011, Ms. Siegel will receive a bonus of $100,000 in the event certain financing criteria are satisfied.  In the event Ms. Siegel’s employment is terminated by the Company without cause or by Ms. Siegel for good reason, Ms. Siegel will be entitled to receive all base salary and benefits which have accrued through the termination date and a payment equal to six months of her base salary.

Ms. Siegel shall also be granted restricted stock units to acquire 187,500 shares of the Company’s common stock pursuant to its 2009 Stock Incentive Plan.  The RSUs will vest with respect to 37,500 shares on June 1, 2011, 9,375 RSUs will vest in the event certain financing criteria are satisfied, and 46,875 RSUs will vest in each of calendar year 2012, 2013, and 2014 if the Company’s operations meet or exceed certain financial performance standards to be determined by the board of directors.

In November, 2009, the Company reached a settlement regarding a suit it had filed earlier that year against Mobile Messenger Americas, Inc. and Mobile Messenger Americas Pty, Ltd. (collectively Mobile Messenger) to recover monies owed to the Company in connection with transaction activity incurred in the ordinary and normal course of business.  The complaint also sought declaratory relief concerning demands made by Mobile Messenger for indemnification for amounts paid by Mobile Messenger in late 2008 in settlement of a class action lawsuit in Florida, Grey v. Mobile Messenger, et al. (the “Florida Class Action”).  Mobile Messenger brought upon the Company a cross complaint, seeking injunctive relief, indemnification for the settlement of the Florida Class Action and other matters.  The terms of the settlement are confidential, but in general resulted in a complete dismissal of the entire action, including the cross-complaint, with prejudice.  Pursuant to the settlement agreement, independent auditors conducted an accounting of payments made to the Company by Mobile Messenger.  In August, 2010, the independent auditors issued their report detailing their findings which Mobile Messenger disputed, and as dictated by the terms of the settlement agreement, the parties have engaged in arbitration. We expect this matter to be finalized in the second half of 2011.  Any payments arising out of the settlement are not expected to have a material impact on the Company’s financial condition or results from operations, beyond what has already been expensed and accrued for.

In the ordinary course of business, the Company is involved in various disputes, which are routine and incidental to the business and the industry in which it operates. The results of such disputes are not expected to have a significant adverse effect on the Company’s financial position or results of operations.

Note 16 – Business Segments

Starting in 2011, the Company has begun segmenting operating results into two segments: Consumer Subscription Services and Transactional Services. This change was precipitated by the fact that effective January 1, 2011, the Company’s Chief Operating Decision Maker (“CODM”) began to review the operating results in assessing performance and allocating resources in a manner based upon the operations of these separate segments.   This change in approach was caused by changes in the structure of the organization due to the restructuring of the Company that took place in the second half of 2010 and was completed at year end.  During this restructuring, the Company closed its unprofitable lead gen business.  As a result of this, beginning in 2011, the Company purchases media separately for each business segment and no longer looks at this purchase as a fungible transaction between the segments.  Additionally, due to the restructuring and turnover among executive personnel, the members of the Company’s management making up the CODM function changed in 2011.

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

The Company does not allocate Administrative Overhead expenditures such as rent, insurance, technology costs and compensation for certain corporate employees such as finance, human resources, information technology and executive staff members.  These are analyzed by the Company’s CODM separate from the Subscription Service and Transactional Service operating segments.

The Company’s accounting policies are discussed in more detail in the Company’s Annual Report on Form 10-K, under the heading, Note 2 – Summary of Significant Accounting Policies.

Segment information for the three and six months ended June 30, 2011 and 2010 are as follows:

	For the Three Months Ended				For the Six Months Ended
(in thousands)	Subscriptions	Transactional Services	Administrative Overhead	Consolidated	Subscriptions	Transactional Services	Administrative Overhead	Consolidated
2011
Revenues	$3,519	$2,751	$-	$6,270	$6,999	$6,327	$-	$13,326
Depreciation & amortization	-	-	192	192			407	407
Operating Income (Loss)	(2,490)	(469)	(2,064)	(5,023)	(4,195)	(741)	(3,941)	(8,877)

2010
Revenues	$4,991	$5,822	$-	$10,813	$10,973	$12,040	$-	$23,013
Depreciation & Amortization	-	-	324	324			647	647
Operating Income (Loss)	(679)	(1,183)	(2,626)	(4,488)	200	(2,720)	(5,186)	(7,706)

Note 17 – Related Party Transactions

On May 23, 2011, The Company issued a demand promissory note (the “Demand Note”) to Brilliant Digital, a related party, in exchange for the principal sum of $0.5 million.  The Demand Note was subject to an annual simple interest rate of 0.56% on the unpaid principal.  The proceeds of the note were used to satisfy a portion of the Company’s accrued expenses. On May 31, 2011, the Company received notice to apply the full principal balance of the Demand Note, along with accrued interest, against Brilliant Digital’s purchase of Convertible Promissory Notes and warrants for $2.2 million.

Brilliant Digital is the owner of the Kazaa digital music service, which is jointly operated with the Company.  See Note 4 – Kazaa, for details of the agreements in effect between the Company and Brilliant Digital.  Brilliant Digital is also the holder of 1,040,358 shares of the Company’s common stock, representing approximately 16.5% of the Company’s issued and outstanding shares.

Note 18 – Subsequent Events

We have evaluated events subsequent to the balance sheet date through the date of our Form 10-Q filing for the quarter ended June 30, 2011 and determined there have not been any material events that have occurred that would require adjustment to or disclosure in our unaudited condensed consolidated financial statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

This discussion summarizes the significant factors affecting our condensed consolidated operating results, financial condition and liquidity and cash flows for the three and six months ended June 30, 2011 and 2010. Except for historical information, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the “forward-looking statements” as a result of, among other things, the factors described under the “Cautionary Statements and Risk Factors” included elsewhere in this report. The information contained in this Form 10-Q, as at and for the three and six months ended June 30, 2011 and 2010, is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2010 of Atrinsic, Inc. (“we,” “our,” “us”, the “Company,” or “Atrinsic”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in our Annual Report on Form 10-K.

Executive Overview

Our business is focused on two key segments:

•	Direct to consumer subscriptions, built around the Kazaa brand, and
•	Transactional services, built around search and affiliate marketing, within the Atrinsic Interactive brand.

Our Subscription business is built around a recurring-revenue business model. We are focused on digital music in the rapidly growing mobile space, and our lead offering, Kazaa, is a recognizable brand in this market. We also provide alternative billing capabilities, allowing our subscribers to utilize payment methods other than just credit cards, to purchase our services. Our core strategic focus for our Kazaa music service is to build and sustain a large and profitable subscriber base and a growing and engaged audience and to deliver entertainment content to our customers anywhere, anytime and on any device, in a manner our customers choose.

Transactional Services is built around Atrinsic Interactive, our affiliate network and search marketing agency.  Atrinsic Interactive is a leading search agency and a top-tier affiliate network. We offer advertisers an integrated service offering across paid search, or search engine marketing (“SEM”), search engine optimization (“SEO”), display advertising, affiliate marketing, as well as offering business intelligence and brand protection services to our clients. We work with all types and sizes of advertisers on a performance basis to assist them in acquiring customers at an attractive return on investment. Our core strategic focus for Atrinsic Interactive is to build a leading independent search marketing agency and a top-five affiliate network.

Generally, our business principally serves two sets of customers – consumers and advertisers. Consumers subscribe to our entertainment services, like Kazaa, to receive premium content on the internet and on their mobile device (Subscriptions). Advertisers use our products and services to enhance their online marketing programs (Transactional).  Each of these business activities – Subscriptions and Transactional Services – may utilize the same originating media or derive a customer from the same source (e.g. search); the difference is reflected in the type of customer billing and in the service that is provided. In the case of Transactional revenue, which is primarily generated from our search marketing agency business, the billing is generally carried out on a service fee, percentage, or on a performance basis. For Subscriptions, the end user (the consumer) is able to access premium content and in return is charged a recurring monthly fee to a credit card, mobile phone, or land-line phone. In managing our business, we internally develop marketing programs to match users with our service offerings or with those of our advertising clients.

For Subscriptions, our prospects for growth are dependent on our ability to acquire subscribers in a cost effective manner, have those customers stay as paying subscribers and to provide content and services to those subscribers in a cost effective manner. For our Transactional Services, our prospects for growth are dependent on our ability to sell our services to new advertisers, expand our existing customer relationships and to improve our margins. Results may also be impacted by economic conditions and the relative strengths and weakness of the U.S. economy, trends in the online marketing and telecommunications industry, including client spending patterns and increases or decreases in our portfolio of service offerings, including the overall demand for such offerings, competitive and alternative programs and advertising mediums, and risks inherent in our customer database, including customer attrition.

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

In addition to the two operating segments; Subscription Services and Transactional Services, there is an additional component of expenditures for Administrative Overhead.  Some of the costs related to this area are rent, insurance, technology systems and compensation related to finance, human resources, information technology and executive personnel.  These expenditures do not relate directly to the generation of revenue and as such are not considered to be an operating segment.

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

On May 31, 2011, we issued $5.8 million original issue discount convertible notes for proceeds of $5.3 million.  In addition to the convertible notes, we issued to purchasers of the notes, warrants to purchase 3,959,197 shares of our common stock at strike prices between $2.90 and $2.97.  The convertible notes are convertible into 2,004,656 shares of our common stock.  Both the convertible notes and warrants are subject to "down round" provisions, which would require us to adjust the strike prices or conversion price if we issue shares in the future at a per share valuation less than the prevailing strike prices or conversion price.  The underlying warrant and conversion shares are also subject to registration rights.

Kazaa Music Service

Atrinsic and Brilliant Digital Entertainment, Inc. (“Brilliant Digital”) jointly offer the Kazaa digital music service pursuant to a Marketing Services Agreement and a Master Services Agreement between the two companies. Under the Marketing Services Agreement, we are responsible for marketing, promotional, and advertising services in respect of the Kazaa business. Pursuant to the Master Services Agreement, Atrinsic provides services related to the operation of the Kazaa business, including billing and collection services and the operation of the Kazaa online storefront. Brilliant Digital is obligated to provide certain other services with respect to the Kazaa business, including licensing the intellectual property underlying the Kazaa business to us, obtaining all licenses to the content offered as part of the Kazaa business and delivering that content to subscribers. As part of the agreements, we are required to make advance payments and expenditures in respect of certain expenses incurred in order to operate the Kazaa business. These advances and expenditures are recoverable on a dollar for dollar basis against revenues generated by the business. Since inception on July 1, 2009, and through June 30, 2011, we have made advance payments and expenditures related to Kazaa of $16.2 million in excess of revenue and recouped funds.

Also in accordance with the original Marketing Service Agreement and Master Service Agreement, Atrinsic and Brilliant Digital were to share equally in the “Net Profit” generated by the Kazaa music subscription service after all of our costs and expenses have been recouped. For the six months ended June 30, 2011 and 2010, respectively, the Company has included in its statement of operations Kazaa revenue of $5.1 million and $5.8 million and expenses incurred for the Kazaa music service of $9.5 million and $8.2 million, net of reimbursements from Brilliant Digital.  Kazaa revenue and expenses are recorded as part of our subscription segment.

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

Merchandising, Content and Product Development. Our merchandising and product strategy is geared towards improving customer retention and increasing lifetime value (“LTV”). On an ongoing basis, we are enhancing the user experience on Kazaa through preference engine improvements, greater search capabilities and user interface modifications. Product development initiatives include the development of mobile browser optimization so that users of smart phones and other mobile devices can stream music directly from Kazaa.com without having to download an application. Our music service offered through Kazaa.com is a fully licensed digital music service. We pay rights’ holders’ royalties on tracks downloaded or streamed and our subscribers have access to millions of tracks. On Kazaa.com, subscribers can browse, search and listen to music and get detailed information on tracks and albums and rankings. Kazaa’s artist radio feature allows users to automatically generate deep and rich playlists based off of listener habits and preferences. We also utilize social media channels and multiple forms of communications to connect with our users in an effort to improve retention and encourage utilization.

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

Integrated Services and Performance Focus. In order to be a leading marketing agency, we are deploying innovative search engine optimization and search marketing techniques to attract users to our advertisers’ web sites. Our paid search team utilizes intelligent search tools to drive sales at a low cost for advertisers and our multi-channel path to conversions enables us to see the entire conversion pathway across any online marketing channel. Adding more services revenue will involve prospecting a targeted set of clients who are natural consumers of our services. Our initiatives in our agency business include delivering an integrated suite of services, which include search engine marketing services, search engine optimization, display advertising, and affiliate marketing. Our ability to integrate brand protection and competitive intelligence is a source of differentiation and growth for our existing and new client base.

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

Results of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Detailed segment operating results for the three months ended June 30, 2011 and 2010 are summarized below:

	For the Three Months Ended		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%
Segment Revenues:
Subscription Services	$3,519	$4,991	$(1,472)	-29%
Transactional Services	2,751	5,822	(3,071)	-53%
Total Revenues	6,270	10,813	(4,543)	-42%

Segment Operating Expenses:
Subscription Services	6,009	5,670	339	6%
Transactional Services	3,220	7,005	(3,785)	-54%
Administrative Overhead	2,064	2,626	(562)	-21%
Total Operating Expenses	11,293	15,301	(4,008)	-26%

Segement Operating Income/(Loss):
Subscription Services	(2,490)	(679)	(1,811)	267%
Transactional Sevices	(469)	(1,183)	714	-60%
Administrative Overhead	(2,064)	(2,626)	562	-21%
Total Operating Loss	$(5,023)	$(4,488)	$(535)	12%

Total revenue decreased $4.5 million, or 42%, to $6.3 million for the three months ended June 30, 2011 compared to $10.8 million for the three months ended June 30, 2010 due to the reasons discussed in the below analyses of segment operations.

Total operating expenses decreased $4.0 million, or 26%, to $11.3 million for the three months ended June 30, 2011 compared to $15.3 million for the three months ended June 30, 2010 due to the reasons discussed in the below analyses of segment operations.

Subscription Services Segment
	For the Three Months Ended		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%

Segment Revenue	$3,519	$4,991	$(1,472)	-29%

Segment Operating Expenses
Cost of media – 3rd party	1,162	1,267	(105)	-8%
Content costs	2,298	1,946	352	18%
Product and distribution	2,227	2,269	(42)	-2%
Selling and marketing	288	47	241	514%
General, administrative and other operating	34	141	(107)	-76%
Total Segment Operating Expenses	6,009	5,670	339	6%
Subscriptions services Segment Operating Income (Loss)	$(2,490)	$(679)	$(1,811)	267%

Subscription segment revenues decreased $1.5 million or 29% to $3.5 million for the three months ended June 30, 2011 from $5.0 million for the three months ended June 30, 2010.  This reduction was the result of a lower number of billable subscribers in the second quarter of 2011, compared to the year ago period.  As of June 30, 2011, the Company had approximately 99,000 total subscribers, compared to 170,000 as of June 30, 2010, representing a reduction of 42% in the total number of billable subscribers.  Across all of our subscription products, our average revenue per user (“ARPU”) was approximately $8.19 for the second quarter, compared to $5.53 in the year ago period.  As of June 30, 2011, the Company has approximately 71,000 Kazaa subscribers (representing June 2011 net billing transactions), compared to approximately 86,000 as of June 30, 2010 and 77,000 at December 31, 2010.  Our rate of customer acquisition in the second quarter did not exceed the pace of customer attrition, and as a result, we lost approximately 15,000 net Kazaa subscribers (new subscriber additions, net of attrition) in the second quarter of 2011.

As the Kazaa business becomes the central focus of our subscription segment, management expects that it will continue to evaluate the operating metrics it communicates to the public, including, number of subscribers, ARPU and other key metrics.

Cost of media -3rd party decreased $0.1 million, or 8%, to $1.2 million for the three months ended June 30, 2011 from $1.3 million for the three months ended June 30, 2010.  This decrease in Cost of media -3rd party was due to a conscious effort to moderate marketing spends, resulting in a lower rate of Kazaa customer acquisitions, which we also see continuing into the third quarter as management more closely monitors and evaluates prevailing market conditions, the type of media, and the cost effectiveness of its various marketing programs.  Cost of media -3rd party did not decrease in proportion to the decline in subscription services revenue because most of the revenue decline was the result of fewer non-Kazaa legacy subscribers - which account for a relatively smaller proportion of cost of media -3rd party.

Content costs, which are costs necessary to provide licensed content, principally for Kazaa, increased $0.4 million or 18% to $2.3 million for the three months ended June 30, 2011from $1.9 million for the three months ended June 30, 2010. The content costs reflect the actual royalties and license fees incurred from music labels and publishers of licensed music in the period.

Product and distribution expenses decreased slightly by $0.1 million, or 2%, to $2.2 million for the three months ended June 30, 2011 from $2.3 million for the three months ended June 30, 2010.  Selling and Marketing expenses increased by $0.2 million, or 514%, to $0.3 million for the three months ended June 30, 2011 from $0.1 million for the three months ended June 30, 2010, as a result of increased customer service expenditures - reflecting the Company's recent efforts to control and manage the customer service experience.

Transactional Services Segment

	For the Three Months Ended		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%

Segment Revenue	$2,751	$5,822	$(3,071)	-53%

Segment Operating Expenses
Cost of media – 3rd party	1,789	4,742	(2,953)	-62%
Product and distribution	591	913	(322)	-35%
Selling and marketing	787	1,290	(503)	-39%
General, administrative and other operating	53	60	(7)	-12%
Total Segment Operating Expenses	3,220	7,005	(3,785)	-54%
Transactional services Segment Operating Income (Loss)	$(469)	$(1,183)	$714	-60%

Transactional Service segment revenues decreased $3.0 million, or 53%, to $2.8 million for the three months ended June 30, 2011 from $5.8 million for the three months ended June 30, 2010.  Transactional revenue is principally derived from our search marketing agency business, which consists of targeted and measurable online campaigns and programs for advertisers to generate qualified customer leads, sales transactions, or increased brand recognition.  The decrease in revenue was due to reduced advertising expenditures by our clients and the restructuring of our lead generation business in which we eliminated a number of unprofitable (on a gross margin basis) revenue lines.  As a result of this restructuring, the bulk of our Transactional revenue now consists of revenue generated from our search marketing agency business, together with higher yielding marketing campaigns.

Transactional Service segment expenses decreased by $3.8 million, or 54%, to $3.2 million for the three months ended June 30, 2011 from $7.0 million for the three months ended June 30, 2010. This reduction in expenditures was primarily due to lower Cost of media-3rd party (principally search costs) which is correlated to the corresponding reduction in revenue.  During the three months ended June 30, 2011 Cost of media – 3rd party decreased $2.9 million or 62% to $1.8 million from $4.7 million for the three months ended June 30, 2010 due to the decline in Transactional related revenue which resulted in a corresponding reduction in purchased media.

Product and distribution expenses decreased $0.3 million or 35% to $0.6 million for the three months ended June 30, 2011 from $0.9 million for the three months ended June 30, 2010.  This reduction resulted from the termination of several unprofitable or marginally profitable transactional services lines of business during the Company’s restructuring during 2010.

Selling and marketing expenses expenses decreased $0.5 million or 39% to $0.8 million for the three months ended June 30, 2011 from $1.3 million for the three months ended June 30, 2010.  This reduction resulted from the termination of several unprofitable or marginally profitable transactional services lines of business during the Company’s restructuring during 2010.

Administrative Overhead

	For the Three Months Ended		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%

Segment Operating Expenses
General, administrative and other operating	$1,872	$2,302	$(430)	-19%
Depreciation & amortization	192	324	(132)	-41%
Administrative overhead Expense	$2,064	$2,626	$(562)	-21%

General, administrative and other operating expenses decreased $0.4 million, or 19%, to $1.9 million for the three months ended June 30, 2011 from $2.3 million for the three months ended June 30, 2010 due to the decrease in expenditures for salaries and technological costs as part of the Company’s restructuring that took place in the second half of 2010, including the closing of our technological facility in Canada during the fourth quarter of 2010.

Depreciation and amortization decreased $0.1 million, or 41%, to $0.2 million for the three months ended June 30, 2011 from $0.3 million for the three months ended June 30, 2010 due primarily to a reduction in amortization for intangibles, due to the $3.4 million impairment charge to reduce the carrying value of our amortizable intangibles at the end of 2010. Depreciation decreased due to a reduction in property, plant and equipment related to the decision to shut down the Canada facility in the second half of 2010.

Loss from Operations

Operating loss increased by $0.5 million, or 12%, to $5.0 million for the three months ended June 30, 2011, compared to an operating loss of $4.5 million for the three months ended June 30, 2010. As described above, the increase in operating loss was driven by a revenue decrease of 42% which was partly offset by a corresponding decrease in expenditures.

Interest Expense

Interest expense increased $1.2 million to $1.2 million for the three months ended June 30, 2011from $0.0 million for the three months ended June 30, 2010 due to interest charges related to mark to market adjustment related to the derivative liability and the amortization of the debt discount related to the convertible notes payable and warrants issued in the May 31, 2011 financing transaction.  The interest expense in the second quarter is a non-cash item.

Income Taxes

Income tax expense, before equity in loss of investee, for the three months ended June 30, 2011 and 2010 was $26,000 and $109,000 respectively and reflects an effective tax rate of (1%)  and (2%) respectively. The Company had a loss before taxes of $6.2 million for the three months ended June 30, 2011 compared to loss before taxes of $4.4 million for the three months ended June 30, 2010.

Equity in Loss (Earnings) of Investee

Equity in earnings of investee was $67,000 for the three months ended June 30, 2011 compared to earnings of $50,000 for the three months ended June 30, 2010. The equity represents the Company’s 36% interest in The Billing Resource, LLC (TBR). The company acquired its interest in TBR in the 4th quarter of 2008.

Net Loss Attributable to Atrinsic, Inc

Net loss increased by $1.7 million to $6.2 million for the three months ended June 30, 2011 as compared to a net loss of $4.5 million for the three months ended June 30, 2010. This increase in loss resulted from the factors described above.

Results of Operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Detailed segment operating results for the six months ended June 30, 2011 and 2010 are summarized below:

	For the Six Months Ended		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%
Segment Revenues:
Subscription Services	$6,999	$10,973	$(3,974)	-36%
Transactional Services	6,327	12,040	(5,713)	-47%
Total Revenues	13,326	23,013	(9,687)	-42%

Segment Operating Expenses:
Subscription Services	11,194	10,773	421	4%
Transactional Services	7,068	14,760	(7,692)	-52%
Administrative Overhead	3,941	5,186	(1,245)	-24%
Total Operating Expenses	22,203	30,719	(8,516)	-28%

Segement Operating Income/(Loss):
Subscription Services	(4,195)	200	(4,395)	-2201%
Transactional Sevices	(741)	(2,720)	1,979	-73%
Administrative Overhead	(3,941)	(5,186)	1,245	-24%
Total Operating Loss	$(8,877)	$(7,706)	$(1,171)	15%

Total revenue decreased $9.7 million, or 42%, to $13.3 million for the six months ended June 30, 2011 compared to $23.0 million for the six months ended June 30, 2010 due to the reasons discussed in the below analyses of segment operations.

Total operating expenses decreased $8.5 million, or 28%, to $22.2 million for the six months ended June 30, 2011 compared to $30.7 million for the six months ended June 30, 2010 due to the reasons discussed in the below analyses of segment operations.

Subscription Services Segment

	For the Six Months Ended		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%

Segment Revenue	$6,999	$10,973	$(3,974)	-36%

Segment Operating Expenses
Cost of media – 3rd party	2,476	2,778	(302)	-11%
Content costs	4,213	3,858	355	9%
Product and distribution	3,746	3,738	8	0%
Selling and marketing	562	119	443	372%
General, administrative and other operating	197	280	(83)	-30%
Total Segment Operating Expenses	11,194	10,773	421	4%
Subscriptions services Segment Operating Income (Loss)	$(4,195)	$200	$(4,395)	-2201%

Subscription segment revenues decreased $4.0 million, or 36%, to $7.0 million for the six months ended June 30, 2011 from $11.0 million for the six months ended June 30, 2010. This reduction was the result of a lower number of billable subscribers during the six months ended June 30, 2011, compared to the year ago period.  Across all of our subscription products, our average revenue per user (“ARPU”) was approximately $8.14 for the six months ended June 30, 2011, compared to $6.07 in the year ago period. We lost approximately 6,000 net Kazaa subscribers, net of new subscriber additions, during the six months ended June 30, 2011.

Cost of media -3rd party decreased $0.3 million, or 11%, to $2.5 million for the six months ended June 30, 2011 from $2.8 million for the six months ended June 30, 2010.  This decrease in Cost of Media -3rd party was due to a conscious effort to moderate marketing spends, resulting in a lower rate of Kazaa customer acquisitions, which we also see continuing into the third quarter as management more closely monitors and evaluates prevailing market conditions, the type of media, and the cost effectiveness of its various marketing programs.

Content costs, which are costs necessary to provide licensed content, principally for Kazaa, increased $0.3 million or 9% to $4.2 million for the six months ended June 30, 2011from $3.9 million for the six months ended June 30, 2010. The content costs reflect the actual royalties and license fees incurred from music labels and publishers of licensed music in the period.

Product and distribution expenses remained flat at $3.7 million for the six months ended June 30, 2011 and 2010.  Selling and Marketing expenses increased by $0.5 million or 372% to $0.6 million for the six months ended June 30, 2011 from $0.1 million for the six months ended June 30, 2010, as a result of increased customer service expenditures in 2011.

Transactional Services Segment

	For the Six Months Ended		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%

Segment Revenue	$6,327	$12,040	$(5,713)	-47%

Segment Operating Expenses
Cost of media – 3rd party	4,435	10,575	(6,140)	-58%
Product and distribution	983	1,893	(910)	-48%
Selling and marketing	1,554	2,168	(614)	-28%
General, administrative and other operating	96	124	(28)	-22%
Total Segment Operating Expenses	7,068	14,760	(7,692)	-52%
Transactional services Segment Operating Income (Loss)	$(741)	$(2,720)	$1,979	-73%

Transactional Service segment revenues decreased $5.7 million, or 47%, to $6.3 million for the six months ended June 30, 2011 from $12.0 million for the six months ended June 30, 2010.  Transactional revenue is principally derived from our search marketing agency business, which consists of targeted and measurable online campaigns and programs for advertisers to generate qualified customer leads, sales transactions, or increased brand recognition.  The decrease in revenue was due to reduced advertising expenditures by our clients and the restructuring of our lead generation business in which we eliminated a number of unprofitable (on a gross margin basis) revenue lines. As a result of this restructuring, the bulk of our Transactional revenue now consists of revenue generated from our search agency business, together with higher yielding marketing campaigns.

Transactional Service segment expenses decreased by $7.7 million, or 52%, to $7.1 million for the six months ended June 30, 2011 from $14.8 million for the six months ended June 30, 2010. This reduction in expenditures was primarily due to lower Cost of media-3rd party (principally search costs) which is correlated to the corresponding reduction in revenue.  During the six months ended June 30, 2011 Cost of media – 3rd party decreased $6.2 million or 58% to $4.4 million from $10.6 million for the six months ended June 30, 2010 due to the decline in Transactional related revenue which resulted in a corresponding reduction in purchased media.

Product and distribution expenses decreased $0.9 million or 48% to $1.0 million for the six months ended June 30, 2011 from $1.9 million for the six months ended June 30, 2010.  This reduction resulted from the termination of several unprofitable or marginally profitable transactional services lines of business during the Company’s restructuring during 2010.

Selling and marketing expenses decreased $0.6 million or 28% to $1.6 million for the six months ended June 30, 2011 from $2.2 million for the six months ended June 30, 2010.  This reduction resulted from the termination of several unprofitable or marginally profitable transactional services lines of business during the Company’s restructuring during 2010.

Administrative Overhead

	For the Six Months Ended		Change	Change
	June 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%

Segment Operating Expenses
General, administrative and other operating	$3,534	$4,539	$(1,005)	-22%
Depreciation & amortization	407	647	(240)	-37%
Administrative Overhead Expense	$3,941	$5,186	$(1,245)	-24%

General, administrative and other operating expenses decreased $1.0 million or 22% to $3.5 million for the six months ended June 30, 2011 from $4.5 million for the six months ended June 30, 2010 due to the decrease in expenditures for salaries and technological costs as part of the Company’s restructuring that took place in the second half of 2010, including the closing of our technological facility in Canada during the fourth quarter of 2010.

Depreciation and amortization decreased $0.2 million or 37% to $0.4 million for the six months ended June 30, 2011 from $0.6 million for the six months ended June 30, 2010 primarily due to a reduction in amortization for intangibles, as a result of a $3.4 million impairment charge to reduce the carrying value of our amortizable intangibles at the end of 2010. Depreciation decreased due to a reduction in property, plant and equipment related to the decision to shut down the Canada facility in the second half of 2010.

Loss from Operations

Operating loss increased by $1.2 million or 15% to $8.9 million for the six months ended June 30, 2011, compared to an operating loss of $7.7 million for the six months ended June 30, 2010. As described above, the increase in operating loss was driven by a revenue decrease of 42% which was partly offset by a corresponding decrease in expenditures.

Interest Expense

Interest expense increased $1.2 million to $1.2 million for the six months ended June 30, 2011from $0.0 million for the six months ended June 30, 2010 due to interest charges related to mark to market adjustment related to the derivative liability and the amortization of the debt discount related to the notes payables and warrants issued in the financing transaction which closed on May 31, 2011. The interest expense is a non-cash item.

Other Expenses (Income)

Other income was $0.4 million for the six months ended June 30, 2011 compared to other income of $10,000 for the six months ended June 30, 2010.  This variance was due primarily to the write off of old Accounts Payables which are no longer outstanding.

Income Taxes

Income tax expense, before equity in (earnings) loss of investee, for the six months ended June 30, 2011 and 2010 was $63,000 and $173,000, respectively and reflects an effective tax rate of (1%)  and (2%), respectively. The Company had a loss before taxes of $9.7 million for the six months ended June 30, 2011 compared to loss before taxes of $7.7 million for the six months ended June 30, 2010.

Equity in Loss (Earnings) of Investee

Equity in earnings of investee was $56,000 for the six months ended June 30, 2011 compared to loss of $60,000 for the six months ended June 30, 2010. The equity represents the Company’s 36% interest in The Billing Resource, LLC (TBR). The company acquired its interest in TBR in the 4th quarter of 2008.

Net Loss Attributable to Atrinsic, Inc

Net loss increased by $1.8 million to $9.7 million for the six months ended June 30, 2011 as compared to a net loss of $7.9 million for the six months ended June 30, 2010. This increase in loss resulted from the factors described above.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of approximately $2.3 million and a working capital deficit of approximately $7.0 million. We used approximately $7.7 million in cash for operations of the six months ended June 30, 2011 which consisted primarily of a net loss of $9.7 million and a decrease in accounts payable of $1.7 million. This was offset by depreciation and amortization of $0.4 million, interest expense relating to debt discount and derivative liability losses of $1.2 million, a decrease in accounts receivable of $0.9 million and an increase in accrued expenses of $0.5 million. Our cash used in investing activities was $0.7 million for the six months ended June 30, 2011 representing capital expenditures. Our cash provided by financing activities was $4.4 million for the six months ended June 30, 2011 due to proceeds from issuance of notes payable of $4.7 million and purchase of common stock from treasury of $0.1 million offset by payment of issuance cost on notes of $0.4. As a result, our cash and cash equivalent at June 30, 2011 decreased $4.0 million to approximately $2.3 million from approximately $6.3 million at December 31, 2010.

On May 31, 2011, we sold convertible notes (“Notes”) in the aggregate original principal amount of $5,813,500. The Notes were issued with an original issue discount of approximately 9.1%, and the aggregate purchase price of the Notes was $5,285,000.  As part of the financing transaction, we also issued warrants to purchasers of the Notes.  In addition to this recent financing, we still need to raise capital to meet our immediate cash needs and to finance our longer term growth to further develop the Kazaa business and grow our subscriber base.  We are also pursuing various means to minimize operating costs and increase cash, including the potential sale of assets.  We cannot provide assurance that we will be able to realize cost reductions in our operations, or that we can obtain additional cash through asset sales or the issuance of equity or raising debt. If we are unsuccessful in our efforts, we will be required to further reduce our operations and may be required to cease certain or all of our operations in order to offset the lack of available funding.  In addition, the sale of additional equity securities or convertible debt will likely result in dilution to our stockholders.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our current levels of expenditures, including subscriber acquisition costs, operating expense, including product development, and overhead, (ii) our ongoing working capital needs, (iii) the uncertainty concerning the outcome of future financings, (iv) our history of losses and use of cash for operating activities (v) outstanding balance of cash and cash equivalents of $2.3 million at the end of the quarter, and (vi) our budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

For periods subsequent to June 30, 2011, we expect losses if we continue to incur expenditures to develop the Kazaa digital music service, acquire subscribers for the Kazaa service, and if we are not able to reduce other operating expenses and overhead sufficiently to a level in line with our level of revenues.  If we are unable to increase revenues sufficiently or decrease our expenditures to a sustainable level, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to, among other factors: (i) consummate a suitable financing, or obtain cash from the sale of our assets or lines of business, (ii) scale our Kazaa subscriber base to a level where the monthly revenue generated from our subscriber base exceeds subscriber acquisition costs, net of expenses required to operate Kazaa, (iii) eliminate or reduce operating and overhead expenditures to a level more in line with our revenue, (iv) improve utilization of the Kazaa digital music service and improve LTVs of subscribers to that service (v) acquire profitable subscribers to the Kazaa digital music service at cost effective rates, (vi) grow our search marketing agency revenue base through the addition of new customers or expansion of business with existing customers and, (vii) expand margins in our search marketing agency and on our affiliate platform.

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

In the near term, we are focused on: (i) raising additional debt or equity capital to fund our immediate cash needs and to finance our longer term growth to further develop the Kazaa business and grow our subscriber base, and (ii) pursuing various means to minimize operating costs and increase cash. We cannot provide assurance that we will be able to realize the cost reductions in our operations, or that we can obtain additional cash through asset sales or the issuance of equity. If we are unsuccessful in our efforts we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Members of the our management, including our Chief Executive Officer, Stuart Goldfarb, and Chief Financial Officer Thomas Plotts, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 and 15d-15, as of June 30, 2011, the end of the period covered by this report. Based upon that evaluation, Messrs. Goldfarb and Plotts concluded that our disclosure controls and procedures were effective for the period ended June 30, 2011.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our current levels of expenditures, including subscriber acquisition costs, operating expense, including product development, and overhead, (ii) our ongoing working capital needs, (iii) the uncertainty concerning the outcome of any financing, (iv) our history of losses and use of cash for operating activities (v) outstanding balance of cash and cash equivalents of $2.3 million at the end of the quarter, and (vi) our budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

For periods subsequent to June 30, 2011, we expect losses if we continue to incur expenditures to develop the Kazaa digital music service, acquire subscribers for the Kazaa service, and if we are not able to reduce other operating expenses and overhead sufficiently to a level in line with our level of revenues.  If we are unable to increase revenues sufficiently or decrease our expenditures to a sustainable level, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to, among other factors: (i) consummate a suitable financing, or obtain cash from the sale of our assets or lines of business, (ii) scale our Kazaa subscriber base to a level where the monthly revenue generated from our subscriber base exceeds subscriber acquisition costs, net of expenses required to operate Kazaa, (iii) eliminate or reduce operating and overhead expenditures to a level more in line with our revenue, (iv) improve utilization of the Kazaa digital music service and improve LTVs of subscribers to that service,  (v) acquire profitable subscribers to the Kazaa digital music service at cost effective rates, (vi) grow our search marketing agency revenue base through the addition of new customers or expansion of business with existing customers and, (vii) expand margins in our search marketing agency and on our affiliate platform.  While we address these operating matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with developing and operating the Kazaa digital music service, as well as funding overhead and the working capital needs of our other businesses.  If we are not able to obtain sufficient funds through a financing, or if we experience adverse outcomes with respect to our operational forecasts, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

In the near term, we are focused on: (i) raising additional debt or equity capital to fund our immediate cash needs and to finance our longer term growth to further develop the Kazaa business and grow our subscriber base, and (ii) pursuing various means to minimize operating costs and increase cash including through the sale of assets or business. We cannot provide assurance that we will be able to realize the cost reductions in our operations, or that we can obtain additional cash through asset sales or the issuance of equity on favorable terms, or at all. If we are unsuccessful in our efforts we will be required to further reduce our operations, including further reductions of our employee base, or we may be required to cease certain or all of our operations in order to offset the lack of available funding.

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

The Convertible Note financing may result in significant dilution for existing stockholders.

On May 31, 2011, we entered into a securities purchase agreement with certain buyers pursuant to which we sold convertible notes and warrants.  Both the notes and warrants contain “down round” provisions, which provides that if the Company makes certain dilutive issuances, the conversion price of the notes and the strike price of the warrants will be lowered to the per share price paid in the applicable dilutive issuance.  The Company is required to repay the notes in six equal monthly installments commencing on December 31, 2011 and ending on May 31, 2012, either in cash or in shares of its common stock. The Company does not currently have sufficient cash available to repay the notes.  If the Company chooses to utilize shares of its common stock, the value of the Company’s shares will be equal to the lower of the conversion price then in effect or 85% of the average closing bid prices of its common stock during the 20 trading day period prior to payment of the installment amount.  Both the down round terms of the notes and warrants, and the payment of the installments in stock rather than cash could result in significant dilution to current stockholders.

If we default on our convertible notes, we may lose all of our assets and intellectual property.

Our obligations under the convertible notes issued on May 31, 2011 are secured pursuant to the terms of a Security Agreement entered into by Atrinsic and certain of our subsidiaries and the buyers of such notes. Pursuant to the Security Agreement, we granted each of the buyers a security interest in all of our assets. In addition, certain of our subsidiaries executed guaranties with the buyers pursuant to which such subsidiaries guarantee our obligation under the notes. In the event we default under the notes, the noteholders may obtain our assets, including all of our intellectual property. If we lose all or a substantial portion of our assets, our shares will significantly decline in value or become worthless.

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

The Company has experienced a significant revenue decline and degradation in business prospects over the past two years, and as a result the Company has used a significant amount of cash to fund its operations.  The Company’s cash and cash equivalents were $2.3 million as of June 30, 2011, which is a $4.0 million decline from the $6.3 million as of December 31, 2010.  If we are unsuccessful at stabilizing or slowing the decline in our revenue, and our associated use of cash to fund operations, or if we cannot raise cash through financing alternatives, then we will need to significantly curtail or cease operations.

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

We depend heavily on partners and third-parties to provide us with licensed content including for the Kazaa music service.  We are reliant on such companies to maintain licenses with content providers, including music labels, so that we can deliver services that we are contractually obligated to deliver to our customers. These companies may not continue to provide services to us without disruption, or maintain licenses with the owners of the delivered content.  In addition to licensed content, we are also reliant on partners and third-parties to provide services and to perform other activities which allow us to bill our subscribers. The costs associated with any transition to a new service or content provider would be substantial, even if a similar partner is available. Failure of our partners or other third parties to provide content or deliver services has the potential to cause interruptions in the delivery of services, causing a loss of revenue and related gross margins, and the potential loss of customers, all of which could materially and adversely affect our business, results of operations and financial condition.

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

As of June 30, 2011, the Company has received the $2.5 million in repayments from Brilliant Digital and we are dependent on the future net cash flow of the Kazaa music service to fully recoup the approximately $13.9 million of advances and expenditures we have made, net of cash received or reimbursed, as of June 30, 2011. There can be no assurance that the future net cash flows from the Kazaa music service will be sufficient to allow us to fully recoup our expenditures, which could materially and adversely affect our financial condition.

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

We are subject to continued listing requirements on the NASDAQ CapitalMarket and if we are unable to meet such listing requirements, we could face delisting.

We are subject to continued listing requirements on the NASDAQ Capital Market, which includes such criteria as a $2.5 million minimum stockholders’ equity value requirement, as set forth in Listing Rule 5450(a)(1).  As of June 30, 2011, the value of our stockholders’ equity is a negative $1.1 million.

The value of our stockholders’ equity can be increased through equity financing or through additions to retained earnings (or reductions in accumulated deficit).  We are actively seeking to engage in an additional equity financing, but there can be no assurance that we will be successful in this regard. If we are not successful in raising equity capital, or even if we are successful, if we continue to incur net losses (which will negatively impact the value of our stockholders’ equity), we are not likely to be able to meet or maintain the minimum stockholders’ equity value requirement to maintain our listing on the NASDAQ Capital Market.

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

Our ability to increase the number of our subscribers depends on effectively addressing a number of challenges and we may fail to do so. Some of these challenges include:

•	• Providing subscribers with a consistent high quality, user-friendly and personalized experience;
•	continuing to build our catalog of music content that our listeners enjoy; and
•	continuing to innovate and keep pace with changes in technology and our competitors.

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

Techniques used to gain unauthorized access to computer networks are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our listeners, including credit card information and other personally identifiable information. If an actual or perceived breach of security occurs of our systems or a vendor’s systems, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract subscribers. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

We cannot control the actions of third parties who may have access to the subscriber data we collect. If such third parties’ use of subscriber data is not in compliance with the terms of our privacy policies, or if they fail to prevent unauthorized access to, or use of or disclosure of, subscriber information, our business may be adversely impacted.

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

Item 5. Other Information

Atrinsic today announced that effective as of August 16, 2011, Thomas Plotts will be resigning as Atrinsic’s Chief Financial Officer to pursue other opportunities. Mr. Plotts will be transitioning his responsibilities at Atrinsic over the next several weeks.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1	Form of Senior Secured Convertible Note. Incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.
4.2	Form of Series A Warrant. Incorporated by reference to Exhibit 4.2 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.
4.3	Form of Series B Warrant. Incorporated by reference to Exhibit 4.3 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.
4.4	Form of Series C Warrant. Incorporated by reference to Exhibit 4.4 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.
10.1
Securities Purchase Agreement by and among Atrinsic, Inc. and the Buyers set forth on the signature pages thereto.  Incorporated by reference to Exhibit 10.1  to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.

10.2
Form of Registration Rights Agreement by and among Atrinsic, Inc. and the Buyers set forth on the signature pages thereto.  Incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.

10.3
Form of Security Agreement by and among Atrinsic, Inc., certain subsidiaries of Atrinsic, Inc. and the Buyers set forth on the signature pages thereto.  Incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.

10.4
Form of Guaranty by the subsidiaries of Atrinsic, Inc. in favor of Buyer.  Incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.

10.5	Employment Agreement dated June 1, 2011 by and between Stuart Goldfarb and Atrinsic, Inc. *
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 15, 2011

BY:	/s/ Stuart Goldfarb	BY:	/s/ Thomas Plotts
	Stuart Goldfarb Chief Executive Officer and Director (Principal Executive Officer)		Thomas Plotts Chief Financial Officer (Principal Financial and Accounting Officer)