Form 10-Q/A
period 2011-06-30
Atrinsic, Inc.
filed 2011-09-07
CIK 1022899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Atrinsic, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

 Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1	Form of Senior Secured Convertible Note. Incorporated by reference to Exhibit 4.1 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.*
4.2	Form of Series A Warrant. Incorporated by reference to Exhibit 4.2 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.*
4.3	Form of Series B Warrant. Incorporated by reference to Exhibit 4.3 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.*
4.4	Form of Series C Warrant. Incorporated by reference to Exhibit 4.4 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.*
10.1
Securities Purchase Agreement by and among Atrinsic, Inc. and the Buyers set forth on the signature pages thereto.  Incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.*

10.2
Form of Registration Rights Agreement by and among Atrinsic, Inc. and the Buyers set forth on the signature pages thereto.  Incorporated by reference to Exhibit 10.2 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.*

10.3
Form of Security Agreement by and among Atrinsic, Inc., certain subsidiaries of Atrinsic, Inc. and the Buyers set forth on the signature pages thereto.  Incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.*

10.4
Form of Guaranty by the subsidiaries of Atrinsic, Inc. in favor of Buyer.  Incorporated by reference to Exhibit 10.4 to the Registrants Current Report on Form 8-K (File No. 001-12555) filed with the Commission on June 1, 2011.*

10.5	Employment Agreement dated June 1, 2011 by and between Stuart Goldfarb and Atrinsic, Inc. *
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* These exhibits were previously included or incorporated by reference in Atrinsic, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: September 7, 2011

BY:	/s/ Stuart Goldfarb	BY:	/s/ Thomas Plotts
	Stuart Goldfarb Chief Executive Officer and Director (Principal Executive Officer)		Thomas Plotts Chief Financial Officer (Principal Financial and Accounting Officer)