Form 10-Q
period 2011-09-30
Atrinsic, Inc.
filed 2011-11-14
CIK 1022899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011 or

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
Yes ☐ No ☒
As of November 8, 2011, the Company had 7,205,719 shares of Common Stock, $0.01 par value, outstanding, which includes 681,509 shares held in treasury.

[2]

Item1. Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,998	$6,319
Accounts receivable, net of allowance for doubtful accounts of $849 and $1,168	5,297	4,994
Income tax receivable	81	437
Asset held for sale	787	-
Prepaid expenses and other current assets	900	565

Total Current Assets	9,063	12,315

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,107 and $1,813	2,484	2,692
INTANGIBLE ASSETS, net of accumulated amortization of $3,027 and $3,813	1,380	3,083
DEFERRED TAX ASSET	278	276
INVESTMENTS, ADVANCES AND OTHER ASSETS	869	976

TOTAL ASSETS	$14,074	$19,342

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$5,231	$4,470
Accrued expenses	6,799	5,172
Convertible notes	4,020	-
Derivative liability	1,883	-
Deferred tax liability	347	347
Deferred revenues and other current liabilities	542	274

Total Current Liabilities	18,822	10,263

OTHER LONG TERM LIABILITIES	903	907

TOTAL LIABILITIES	19,725	11,170

COMMITMENTS AND CONTINGENCIES (See Note 15)	-	-

STOCKHOLDERS' EQUITY
Common stock - par value $0.01, 100,000,000 shares authorized, 7,022,289 and 6,964,125 shares issued at September 30, 2011 and December 31, 2010, respectively; and, 6,340,780 and 6,282,616 shares outstanding at September 30, 2011 and December 31, 2010, respectively.	70	70
Additional paid-in capital	181,462	181,087
Accumulated other comprehensive income	32	42
Common stock, held in treasury, at cost, 681,509 shares at September 30, 2011 and December 31, 2010.	(4,981)	(4,981)
Accumulated deficit	(182,234)	(168,046)

Total Stockholders' Equity	(5,651)	8,172

TOTAL LIABILITIES AND EQUITY	$14,074	$19,342

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

[3]

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Subscriptions	$2,496	$4,261	$9,495	$15,234
Transactional services	9,830	4,916	16,157	16,956

NET REVENUE	12,326	9,177	25,652	32,190

OPERATING EXPENSES
Cost of media – 3rd party	9,208	4,589	16,119	17,943
Content costs	1,997	1,831	6,210	5,689
Product and distribution	1,799	2,565	6,529	8,197
Selling and marketing	793	938	2,908	3,225
General, administrative and other operating	1,893	2,597	5,720	7,538
Depreciation and amortization	233	325	640	972
Impairment of intangible assets	1,421	-	1,421	-

	17,344	12,845	39,547	43,564

LOSS FROM OPERATIONS	(5,018)	(3,668)	(13,895)	(11,374)

OTHER (INCOME) EXPENSE
Interest income and dividends	(0)	(4)	(2)	(9)
Interest expense, net	(550)	1	619	2
Other expense (income)	0	(77)	(384)	(87)

	(550)	(80)	233	(94)

LOSS BEFORE TAXES AND EQUITY IN (EARNINGS) LOSS OF INVESTEE	(4,468)	(3,588)	(14,128)	(11,280)

INCOME TAXES	45	35	107	208

EQUITY IN (EARNINGS) LOSS OF INVESTEE, AFTER TAX	9	13	(47)	74

NET LOSS ATTRIBUTABLE TO ATRINSIC, INC.	$(4,522)	$(3,636)	$(14,188)	$(11,562)

NET LOSS PER SHARE ATTRIBUTABLE TO ATRINSIC COMMON STOCKHOLDERS:
Basic	$(0.72)	$(0.70)	$(2.25)	$(2.22)
Diluted	$(0.72)	$(0.70)	$(2.25)	$(2.22)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	6,298,662	5,216,274	6,314,795	5,214,889
Diluted	6,298,662	5,216,274	6,314,795	5,214,889

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

[4]

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Cash Flows From Operating Activities
Net loss	$(14,188)	$(11,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(319)	(20)
Depreciation and amortization	640	972
Impairment of intangible assets	1,421	-
Stock-based compensation expense	285	860
Deferred income taxes	-	37
Equity in loss (earnings) of investee	(47)	74
Interest expense relating to debt discount and derivative liability losses	648	-
Changes in operating assets and liabilities:
Accounts receivable	15	1,310
Prepaid income tax	334	896
Prepaid expenses and other assets	234	1,765
Accounts payable	766	(1,993)
Deferred revenue	148	-
Other, principally accrued expenses	2,313	(5,306)
Net cash used in operating activities	(7,750)	(12,967)

Cash Flows From Investing Activities
Cash received from investee	-	360
Capital expenditures	(911)	(41)

Net cash provided by (used in) investing activities	(911)	319

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes and warrants	4,715	-
Financing costs for the convertible notes and warrants	(446)	-
Proceeds from exercise of stock options and issuance of common stock	90	-
Purchase of common stock held in treasury	-	(9)
Net cash provided by (used in) financing activities	4,359	(9)

Effect of exchange rate changes on cash and cash equivalents	(19)	(7)

Net Decrease In Cash and Cash Equivalents	(4,321)	(12,664)
Cash and Cash Equivalents at Beginning of Year	6,319	16,913
Cash and Cash Equivalents at End of Period	$1,998	$4,249

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash refunded for taxes	$241	$696
Cash paid for interest	$-	$2
Reduction of proceeds from issuance of convertible notes (see Note 17)	$535	$-
Non-cash financing costs	$51	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

[5]

ATRINSIC, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY AND COMPREHENSIVE LOSS
(UNAUDITED)
For the Nine Months Ended September 30, 2011
(Dollars in thousands, except per share data)

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Total
	Loss	Shares	Amount	Capital	Deficit)	Income	Shares	Amount	Equity

Balance at January 1, 2011	-	6,964,125	$70	$181,087	$(168,046)	$42	681,509	$(4,981)	$8,172
Net loss	$(14,188)	-	-	-	(14,188)	-	-	-	(14,188)
Foreign currency translation adjustment	(10)	-	-	-	-	(10)	-	-	(10)
Comprehensive loss	$(14,198)	-	-	-	-	-	-	-	-
Stock based compensation expense	-		-	285	-	-	-	-	285
Issuance of common stock		58,164		90					90
Balance at September 30, 2011	-	7,022,289	$70	$181,462	$(182,234)	$32	681,509	$(4,981)	$(5,651)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

[6]

ATRINSIC, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of  September 30, 2011, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended December 31, 2010. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, on Form 10-K filed on April 7, 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts and the associated allowances for refunds and credits, useful lives of property, plant and equipment and intangible assets, fair value of stock options granted, forfeiture rate of equity based compensation grants, probable losses associated with impairment of intangible assets, pre-acquisition contingencies, income taxes, convertible notes, warrants and derivative liabilities and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates. Macroeconomic conditions may directly, or indirectly through our business partners and vendors, impact our financial performance and available resources. Such conditions may, in turn, impact the aforementioned estimates and assumptions.

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

The assessment of the Company’s ability to continue as a going concern was made by management considering, among other factors: (i) the Company’s current levels of expenditures, including subscriber acquisition costs, operating expense, including product development, and overhead, (ii) the Company’s ongoing working capital needs, (iii) the uncertainty concerning the outcome of future financings, (iv) the Company’s history of losses and use of cash for operating activities (v) outstanding balance of cash and cash equivalents of $2.0 million at the end of the quarter, and (vi) the Company’s budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

For periods subsequent to September 30, 2011, the Company expects to continue to incur losses and negative cash flows as it continues to incur expenditures to develop the Kazaa digital music service, acquire subscribers for the Kazaa service, and is not able to reduce other operating expenses and overhead sufficiently to a level in line with its level of revenues.  If the Company is unable to increase revenues sufficiently or decrease its expenditures to a sustainable level, its financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

For the nine months ended September 30, 2011, the Company incurred a net loss of $14.2 million, and used $7.8 million of cash in operations.

[7]

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

Note 3 – Investments and Advances

Investment in The Billing Resource, LLC

On October 30, 2008, the Company acquired a 36% non-controlling interest in The Billing Resource, LLC (“TBR”). TBR is an aggregator of fixed telephone line billing, providing alternative billing services to the Company and unrelated third parties.  As of September 30, 2011, the Company’s net investment in TBR totals $0.5 million and is included in Investments, Advances and Other Assets on the accompanying Condensed Consolidated Balance Sheet.

In addition, the Company has an operating agreement with TBR whereby TBR provides billing services to the Company and its customers. The agreement reflects transactions in the normal course of business and was negotiated on an arm’s length basis.

The Company records its investment in TBR under the equity method of accounting and as such presents its pro-rata share of the equity in earnings and losses of TBR within its quarterly and year end reported results. The Company recorded equity in earnings of $47,000 for the nine months ended September 30, 2011 and equity in loss of $74,000 for the nine months ended September 30, 2010.

Note 4 – Kazaa

Kazaa is a subscription-based digital music service that gives users unlimited access to millions of CD-quality tracks. For a monthly fee users can stream and download unlimited music files and play those files on multiple computers and mobile devices.  Unlike other music services that charge each time a song is downloaded, Kazaa allows users to listen to and explore as much music as they want for one monthly fee, without having to pay for every track or album. Consumers are billed for this service on a monthly recurring basis through a credit card, or mobile device. Royalties are paid to the rights’ holders for licenses to the music utilized by this digital service. Atrinsic and Brilliant Digital Entertainment, Inc. (“Brilliant Digital”) jointly offer the Kazaa digital music service pursuant to a Marketing Services Agreement and a Master Services Agreement between the two companies, each entered into effective as of July 1, 2009.

Under the Marketing Services Agreement, Atrinsic is responsible for marketing, promotional, and advertising services in respect of the Kazaa business. Pursuant to the Master Services Agreement, Atrinsic provides services related to the operation of the Kazaa business, including billing and collection services and the operation of the Kazaa online storefront. Brilliant Digital is obligated to provide certain other services with respect to the Kazaa business, including licensing the intellectual property underlying the Kazaa business to Atrinsic, obtaining all licenses to the content offered as part of the Kazaa business and delivering that content to subscribers. As part of the agreements, Atrinsic is required to make advance payments and expenditures in respect of certain expenses incurred in order to operate the Kazaa business. Since inception on July 1, 2009, and through September 30, 2011, the Company has incurred $17.4 million of cumulative net losses, net of recouped funds in order to support the development of the Kazaa brand.

[8]

Also in accordance with the original Marketing Service Agreement and Master Service Agreement, Atrinsic and Brilliant Digital were to share equally in the “Net Profit” generated by the Kazaa music subscription service after all of the Company’s costs and expenses have been recouped.  For the nine months ended September 30, 2011 and 2010, the Company has included in its statement of operations, Kazaa revenue of $7.1 million, net of deferred revenue, and Kazaa revenue of $8.4 million, respectively, and expenses incurred for the Kazaa music service of $12.7 million and $11.5 million, respectively, net of reimbursements from Brilliant Digital. Kazaa revenue and expenses are recorded as part of subscription services segment.

Effective January, 2011, in order to more accurately report revenue based upon the effective date of customer subscriptions, the Company began recognizing subscription revenue related to the Kazaa business, net of deferred revenue.

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

The amendments to the Marketing Services Agreement and Master Services Agreement are part of a broader transaction between Atrinsic and Brilliant Digital pursuant to which Atrinsic will acquire all of the assets of Brilliant Digital that relate to its Kazaa digital music service business in accordance with the terms of an asset purchase agreement entered into between the parties. The purchase price for the acquired assets includes the issuance by Atrinsic of an additional 1,781,416 shares of its common stock at the closing of the transactions contemplated by the asset purchase agreement as well as the assumption of certain liabilities related to the Kazaa business. The closing of the transactions contemplated by the asset purchase agreement will occur when all of the assets associated with the Kazaa business, including the Kazaa trademark and associated intellectual property, as well as Brilliant Digital’s content management, delivery and customer service platforms and licenses with third parties, have been transferred to Atrinsic. The closing of the transactions contemplated by the asset purchase agreement is subject to receipt of all necessary third party consents as well as other customary closing conditions. At the closing of the transactions contemplated by the asset purchase agreement, Atrinsic has agreed to appoint two individuals to be selected by Brilliant Digital to serve on Atrinsic’s Board of Directors. In addition, at the closing, each of the Marketing Services Agreement and Master Services Agreement will terminate.

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

[9]

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

The Company also entered into a registration rights agreement (“Registration Rights Agreement”) with the Buyers pursuant to which, among other things, it agreed to register the resale of the shares of common stock underlying the Notes and Warrants. The Company agreed to file a registration statement by June 30, 2011 and to the extent it fails to file the registration statement on a timely basis or if the registration statement is not declared effective within 90 days after the closing of the transaction (120 days if reviewed by the Securities and Exchange Commission), the Company agreed to make certain payments to the Buyers. The Company filed a registration statement on Form S-3 with the Securities Exchange Commission registering for re-sale the common stock underlying the Notes and Warrants on July 1, 2011, which was subsequently declared effective on September 30, 2011.

[10]

In the Purchase Agreement, the Company has agreed to, among other things, (i) subject to certain exceptions, not issue any securities for a period of beginning on May 31, 2011 to the date that is 30 trading days from the date on which the resale by the Buyers of all registrable securities (as defined in the Registration Rights Agreement) is covered by one or more registration statements, (ii) not to enter into a variable rate transaction at any time while the Notes are outstanding and (iii) for a period of one year from the date of the Purchase Agreement, to allow the Buyers to participate in future financing transactions

The Company engaged Wedbush Securities, Inc. to act as placement agent, on a reasonable best efforts basis in connection with the offering and in addition to a placement fee, received five year warrants to purchase 41,234 shares of the Company’s common stock.  The warrant is exercisable immediately at an exercise price of $2.90 per share.

The Company recorded the issuance of the convertible note payable, original issue discount, net of additional debt discount, in its balance sheet and is amortizing the debt discount using the effective interest method over the 12-month term of the Notes.  The table below summarizes the transactions and components related to this convertible notes financing:

	Convertible	Original	Debt	Net Value of
(in thousands)	Notes Payable	Issue Discount	Discount	Convertible Notes Payable
Issuance of notes on May 31, 2011	$5,814	$(529)	$(2,308)	$2,977
Accretion: June - September 2011	-	194	849	1,043
Value as of September 30, 2011	$5,814	$(335)	$(1,459)	$4,020

The Company also recorded a derivative liability, representing the fair market value of the Notes’ embedded convertible derivative and the fair market value of the Warrants.  This derivative liability will be marked-to-market each period and any resulting increase or (decrease) in the derivative liability will be recorded as interest expense (income).  As a result of the marked-to-market adjustment, the Company recorded interest expense of $0.6 million during 2011. See Note 11 for further information on the accounting for the derivative liability.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011 (unaudited):

Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Unobservable	Unobservable	Total	Total
(in thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Fair Value	Gain

Derivative liabilities	$-	$-	$1,883	$1,883	$441

[11]

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

The table below represents the company’s concentration of business and credit risk by customers and aggregators.

	For The Nine Months Ended
	September 30,
	2011	2010

Revenues
Aggregator A	14%	19%
Customer B	9%	6%
Customer C	27%	0%
Other Customers & Aggregators	50%	75%

	As of
	September 30,	December 31,
	2011	2010

Accounts Receivable
Aggregator A	29%	44%
Customer B	5%	5%
Customer C	30%	0%
Other Customers & Aggregators	36%	51%

[12]

Note 8 - Property and Equipment

Property and equipment consists of the following:

	Useful Life	September 30,	December 31,
(dollars in thousands)	in years	2011	2010

Computers and software applications	3	$2,611	$1,700
Leasehold improvements	10	1,813	1,835
Building	40	-	804
Furniture and fixtures	7	167	166
Gross PP&E		4,591	4,505
Less: accumulated depreciation		(2,107)	(1,813)
Net PP&E		$2,484	$2,692

Depreciation expense for the nine months ended September 30, 2011 and 2010 totaled $0.4 million and $0.5 million, respectively, and is recorded on a straight line basis.

In the first quarter of 2011, the Company put its building and land up for sale as part of the closing of its Canadian facility.  The net fixed asset value of the building and land has been reclassified as an Asset held for Sale in the Current Assets section of the Balance Sheet and depreciation on the asset was terminated as of December 31, 2010.

Note 9 –Intangibles

ASC 360 requires that an entity test for the recoverability of long-lived assets if events or changes in circumstances indicate that the carrying value may not be recoverable.  As a result of significant adverse changes in the business climate, the Company concluded that triggering events had occurred and the Company tested long-lived assets for impairment as of September 30, 2011, and concluded that the carrying value of certain amortizable intangibles may not be recoverable.

The Company assessed the recoverability of the long-lived asset groups classified as held and used by comparing their undiscounted future cash flows to their individual carrying value.  The future undiscounted cash flows associated with certain acquired amortizable intangible assets were determined to be less than the carrying value of such assets.

The Company then determined the fair value of such amortizable intangible assets and recognized an impairment charge of $0.7 million and $3.4 million during the quarter ended September 30, 2011 and December 31, 2010, respectively.

An intangible asset that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired in accordance with ASC 350. The Company concluded that triggering events had occurred and performed impairment test for the intangible assets. The impairment test consisted of a comparison of the fair value of intangible assets with their carrying amount. If the carrying amount of the intangible assets exceed their fair value, an impairment loss shall be recognized in an amount equal to that excess. In valuing the intangible assets, the Company applied the relief from royalty method. This method assumes that the assets have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. Factors used to determine the fair value of the intangible assets included estimates and assumptions of the Company’s projected revenue, cash flows, operating expenses, weighted average cost of capital, operating ratios and valuation of comparable companies.  These estimates and assumptions are complex and subject to a significant degree of judgment with respect to certain factors including, but not limited to, the cash flows of our long-term operating plans, market and interest rate risk, and risk-commensurate discount rates and cost of capital.

As a result of the impairment analysis, the Company recorded an impairment loss of $0.7 million and $1.5 million during the quarter ended September 30, 2011 and December 31, 2010, respectively, for its indefinite lived intangible assets.

[13]

The carrying amount and accumulated amortization of intangible assets as of September 30, 2011 and December 31, 2010, respectively, are as follows:

	Weighted average	Gross Book	Accumulated		Net Book
(dollars in thousands)	Useful Life in Years	Value	Amortization	Impairment	Value

As of September 30, 2011

Indefinite Lived assets
Tradenames		$11	$-	$-	$11
Domain names		773	-	689	84

Amortized Intangible Assets
Acquired software technology	0.4	1,809	1,809	-	-
Domain names	0.1	426	426	-	-
Tradenames	5	805	121	669	15
Restrictive covenants	2.1	631	568	63	-
Kazaa Marketing Services Agreement	10	1,373	103	-	1,270

Total		$5,828	$3,027	$1,421	$1,380

As of December 31, 2010

Indefinite Lived assets
Tradenames		$918	$-	$907	$11
Domain names		1,298	-	525	773

Amortized Intangible Assets
Acquired software technology	0.4	2,516	1,968	531	17
Domain names	0.1	426	420	-	6
Tradenames	5	3,966	320	2,841	805
Customer lists	0.1	582	570	12	-
Restrictive Covenants	2.1	667	535	34	98
Kazaa Marketing Services Agreement	10	1,373	-	-	1,373

Total		$11,746	$3,813	$4,850	$3,083

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

During the nine months ended September 30, 2011, the Company granted no stock options and 75,000 restricted stock units. There were 30,000 stock options exercised, 210,000 stock options and 91,000 restricted stock units forfeited.

[14]

Stock based compensation expense for the three and nine months ended September 30, 2011and 2010 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Product and distribution	$3	$23	$23	$44
Selling and marketing	6	11	29	28
General and administrative and other operating	24	191	233	788

Total	$33	$225	$285	$860

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

The following table shows the inputs and assumptions used to determine the fair market values of the Warrants and embedded derivative portion of the Notes as of September 30, 2011.  The table also discloses the number of underlying common shares into which the Notes or Warrants can be converted or exercised.

	Series A	Series B	Series C	Convertible Notes
	Warrants	Warrants	Warrants	Imbedded Derivative
Stock price	$2.25	$2.25	$2.25	$2.25
Strike price	$2.90	$2.93	$2.97	$2.90	(1)
Maturity (years)	4.67	0.42	4.67	0.67
Risk free interest rate	0.96%	0.06%	0.96%	0.13%
Volatility	65%	57%	65%	54%
Fair market value of derivative liability (in thousands)	$822	$10	$53	$984	(2)
Underlying Common Shares	2,004,656	1,002,329	952,212	2,004,656
(1)	Strike price based on original contractual agreement
(2)
The convertible note embedded derivative liability is calculated as the full value of the convertible note, using the assumptions above, minus the straight debt and dilution protection value of $5.3 million.

The Company engaged Wedbush Securities, Inc. to act as placement agent, on a reasonable best efforts basis in connection with the offering and in addition to a placement fee, received five year warrants to purchase 41,234 shares of the Company’s common stock.  The warrant is exercisable immediately at an exercise price of $2.90 per share. The fair value of Series D Warrants was $14,000 as of September 30, 2011.

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

[15]

The computational components of basic and diluted (loss) earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
EPS Denominator:
Basic weighted average shares	6,298,662	5,216,274	6,314,795	5,214,889
Effect of dilutive securities	-	-	-	-
Diluted weighted average shares	6,298,662	5,216,274	6,314,795	5,214,889

EPS Numerator (effect on net loss):
Net loss attributable to Atrinsic, Inc.	$(4,522)	$(3,636)	$(14,188)	$(11,562)
Effect of dilutive securities	-	-	-	-
Diluted loss attributable to Atrinsic, Inc.	$(4,522)	$(3,636)	$(14,188)	$(11,562)

Net loss per common share:
Basic weighted average loss attributable to Atrinsic, Inc.	$(0.72)	$(0.70)	$(2.25)	$(2.22)
Effect of dilutive securities	-	-	-	-
Diluted weighted average loss attributable to Atrinsic, Inc.	$(0.72)	$(0.70)	$(2.25)	$(2.22)

Common stock underlying outstanding options and convertible securities were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, because their inclusion would be anti-dilutive when applied to the Company’s net loss per share.

Financial instruments, which may be exchanged for equity securities are excluded in periods in which they are anti-dilutive. The following shares were excluded from the calculation of diluted earnings per share:

Anti-Dilutive EPS Disclosure

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Options	306,550	670,460	306,550	670,460
Warrants	4,080,286	78,611	4,080,286	78,611
Restricted Shares	-	1,043	-	8,543
Restricted Stock Units	97,660	136,122	97,660	136,122
Convertible Note	2,004,656	-	2,004,656	-

The per share weighted average exercise prices of the options were $1.92 for the three and nine months ended September 30, 2011 and 2010.  The per share exercise prices of the warrants ranged from $2.90 - $22.00 and $13.76 - $22.00 for the three and nine months ended September 30, 2011 and 2010, respectively.

Note 13 - Income Taxes

Income tax expense before equity in (earnings) loss of investee for the nine months ended September 30, 2011 and 2010, was $107,000 and $208,000, respectively and reflects an effective tax rate of (1%) and (2%)  respectively. The Company has provided a valuation allowance against its deferred tax assets because it is more likely than not that such benefits will not be realized by the Company.

Uncertain Tax Positions

The Company is subject to taxation in the United States at Federal and State levels, and is also subject to taxation in certain foreign jurisdictions. The Company’s tax years for 2007 and forward are subject to examination by the tax authorities (except California is open for 2006 and forward).  In addition, the tax returns for certain acquired entities are also subject to examination. As of September 30, 2011, an estimated liability of $0.5 million for uncertain tax positions related to pending examinations by taxing authorities is recorded in our Condensed Consolidated Balance Sheets. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. The outcome of tax examinations however, cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax to the extent such adjustments relate to acquired entities.  Although the timing or the resolution and/or closure of the audits is highly uncertain, the Company does not believe that its unrecognized tax benefit will materially change in the next twelve months.

[16]

Note 14 - New Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). Upon adoption of ASU 2010-28, an entity with reporting units that have carrying amounts that are zero or negative is required to assess the likelihood of the reporting units’ goodwill impairment. ASU 2010-28 is effective January 1, 2011 and the adoption of ASU 2010-28 did not have any impact on our results of operations or financial position.

Also in December 2010, FASB issued amendments to Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of the aforementioned amendment did not have any impact on our results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). Under ASU 2011-05, an entity will have the option to present comprehensive income on the income statement or as a separate financial statement. ASU 2011-05 is effective January 1, 2012 and requires retrospective adoption. ASU 2011-05 affects financial statement presentation only and has no effect on results of operations or financial position.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08") that gives an entity the option of performing a qualitative assessment to determine whether it is necessary to perform step 1 of the annual goodwill impairment test. An entity is required to perform step 1 only if it concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to step 1 of the impairment test. ASU 2011-08 is effective January 1, 2012 and we do not believe that the adoption of ASU 2011-08 will have a significant effect on our results of operations or financial position.

Note 15 - Commitments and Contingencies

           In November, 2009, the Company reached a settlement regarding a suit it had filed earlier that year against Mobile Messenger Americas, Inc. and Mobile Messenger Americas Pty, Ltd. (collectively Mobile Messenger) to recover monies owed to the Company in connection with transaction activity incurred in the ordinary and normal course of business.  The complaint also sought declaratory relief concerning demands made by Mobile Messenger for indemnification for amounts paid by Mobile Messenger in late 2008 in settlement of a class action lawsuit in Florida, Grey v. Mobile Messenger, et al. (the “Florida Class Action”).  Mobile Messenger brought upon the Company a cross complaint, seeking injunctive relief, indemnification for the settlement of the Florida Class Action and other matters.  The terms of the settlement are confidential, but in general resulted in a complete dismissal of the entire action, including the cross-complaint, with prejudice.  Pursuant to the settlement agreement, independent auditors conducted an accounting of payments made to the Company by Mobile Messenger.  In August, 2010, the independent auditors issued their report detailing their findings which Mobile Messenger disputed, and as dictated by the terms of the settlement agreement, the parties have engaged in arbitration.  Rather than continuing with litigation, the Company and Mobile Messenger have agreed to settle all of the disputes remaining in the litigation.  The terms of the settlement are confidential, but in general the settlement will conclude the litigation between Company and Mobile Messenger with regards to the amount determined by the Auditor to be paid to the Company and releases the Company of all obligations in this matter.  It is anticipated that the litigation will conclude by the end of the 4th quarter of 2011.

In the ordinary course of business, the Company is involved in various disputes, which are routine and incidental to the business and the industry in which it operates. The results of such disputes are not expected to have a significant adverse effect on the Company’s financial position or results of operations.

[17]

Note 16 – Business Segments

Starting in 2011, the Company has begun segmenting operating results into two segments: Consumer Subscription Services and Transactional Services. This change was precipitated by the fact that effective January 1, 2011, the Company’s Chief Operating Decision Maker (“CODM”) began to review the operating results in assessing performance and allocating resources in a manner based upon the operations of these separate segments.   This change in approach was caused by changes in the structure of the organization due to the restructuring of the Company that took place in the second half of 2010 and was completed at year end.  During this restructuring, the Company closed its unprofitable lead generation business.  As a result of this, beginning in 2011, the Company purchases media separately for each business segment and no longer looks at this purchase as a fungible transaction between the segments.  Additionally, due to the restructuring and turnover among executive personnel, the members of the Company’s management making up the CODM function changed in 2011.

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

Segment information for the three and nine months ended September 30, 2011 and 2010 are as follows:

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	Subscriptions	Transactional Services	Administrative Overhead	Consolidated	Subscriptions	Transactional Services	Administrative Overhead	Consolidated
September 30, 2011
Revenues	$2,496	$9,830	$-	$12,326	$9,495	$16,157	$-	$25,652
Impairment, depreciation and amortization	-	-	1,654	1,654			2,061	2,061
Operating Income (Loss)	(1,604)	16	(3,430)	(5,018)	(5,799)	(725)	(7,371)	(13,895)

September 30, 2010
Revenues	$4,261	$4,916	$-	$9,177	$15,234	$16,956	$-	$32,190
Impairment, depreciation & amortization	-	-	325	325	-	-	972	972
Operating Income (Loss)	(466)	(439)	(2,763)	(3,668)	(266)	(3,159)	(7,949)	(11,374)

Note 17 – Related Party Transactions

           On May 23, 2011, the Company issued a demand promissory note (the “Demand Note”) to Brilliant Digital, a related party, in exchange for the principal sum of $0.5 million.  The Demand Note was subject to an annual simple interest rate of 0.56% on the unpaid principal.  The proceeds of the note were used to satisfy a portion of the Company’s accrued expenses. On May 31, 2011, the Company applied the full principal balance of the Demand Note, along with accrued interest, against Brilliant Digital’s purchase of Convertible Promissory Notes and warrants for $2.2 million and the Demand Note was cancelled.

           Brilliant Digital is the owner of the Kazaa digital music service, which is jointly operated with the Company.  See Note 4 – Kazaa, for details of the agreements in effect between the Company and Brilliant Digital.  Brilliant Digital is also the holder of 1,040,358 shares of the Company’s common stock, representing approximately 16.4% of the Company’s issued and outstanding shares.

[18]

Note 18 – Subsequent Events

Subsequent to September 30, 2011, the Company delisted its shares from the NASDAQ Capital Market, based in part, on the Company’s continued non-compliance with the minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market.

The decision to delist its shares from NASDAQ was also made in view of the Company’s contractual obligations to the Buyers of the Company’s Notes and Warrants – see Note 5.  On October 27, 2011, the Company and each of the Buyers entered into separate Letter Agreements which modified certain terms of the transaction documents entered into with the Buyers.  Pursuant to the terms of the Notes, as amended, the Company was contractually obligated to delist its shares of common stock from the Nasdaq Capital Market and simultaneously list or designate for quotation its common stock on another eligible market by November 4, 2011, to avoid an event of default under the Notes and to regain compliance with various other terms of the transaction documents. The result of these modifications will result in a fourth quarter mark-to-market adjustment to the warrants and derivative liabilities increasing the value of the derivative liability by approximately $0.5 million with an offsetting increase to interest expense.

We have evaluated events subsequent to the balance sheet date through the date of our Form 10-Q filing for the quarter ended September 30, 2011 and determined there have not been any other material events that have occurred that would require adjustment to or disclosure in our unaudited condensed consolidated financial statements.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

This discussion summarizes the significant factors affecting our condensed consolidated operating results, financial condition and liquidity and cash flows for the three and nine months ended September 30, 2011 and 2010. Except for historical information, the matters discussed in this “Management’s Discussion and Analysis   of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the “forward-looking statements” as a result of, among other things, the factors described under the “Cautionary Statements and Risk Factors” included elsewhere in this report. The information contained in this Form 10-Q, as at and for the three and nine months ended September 30, 2011 and 2010, is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2010 of Atrinsic, Inc. (“we,” “our,” “us”, the “Company,” or “Atrinsic”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in our Annual Report on Form 10-K.

[19]

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

Our business principally serves two sets of customers – consumers and advertisers. Consumers subscribe to our entertainment services, like Kazaa, to receive premium content on the internet and on their mobile device (Subscriptions). Advertisers use our products and services to enhance their online marketing programs (Transactional).  Each of these business activities – Subscriptions and Transactional Services – may utilize the same originating media or derive a customer from the same source (e.g. search); the difference is reflected in the type of customer billing and in the service that is provided. In the case of Transactional revenue, which is primarily generated from our search marketing agency business, the billing is generally carried out on a service fee, percentage, or on a performance basis. For Subscriptions, the end user (the consumer) is able to access premium content and in return is charged a recurring monthly fee to a credit card, or mobile phone. In managing our business, we internally develop marketing programs to match users with our service offerings or with those of our advertising clients.

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

[20]

Kazaa Music Service

Atrinsic and Brilliant Digital Entertainment, Inc. (“Brilliant Digital”) jointly offer the Kazaa digital music service pursuant to a Marketing Services Agreement and a Master Services Agreement between the two companies. Under the Marketing Services Agreement, we are responsible for marketing, promotional, and advertising services in respect of the Kazaa business. Pursuant to the Master Services Agreement, Atrinsic provides services related to the operation of the Kazaa business, including billing and collection services and the operation of the Kazaa online storefront. Brilliant Digital is obligated to provide certain other services with respect to the Kazaa business, including licensing the intellectual property underlying the Kazaa business to us, obtaining all licenses to the content offered as part of the Kazaa business and delivering that content to subscribers. As part of the agreements, we are required to make advance payments and expenditures in respect of certain expenses incurred in order to operate the Kazaa business. Since inception on July 1, 2009, and through September 30, 2011, we have made advance payments and expenditures related to Kazaa of $17.4 million in excess of revenue and recouped funds.

Also in accordance with the original Marketing Service Agreement and Master Service Agreement, Atrinsic and Brilliant Digital were to share equally in the “Net Profit” generated by the Kazaa music subscription service after all of our costs and expenses have been recouped. For the nine months ended September 30, 2011 and 2010, the Company has included in its statement of operations Kazaa revenue of $7.1 million, net of deferred revenue and $8.4 million, respectively, and expenses incurred for the Kazaa music service of $12.7 million and $11.5 million, net of reimbursements from Brilliant Digital.  Kazaa revenue and expenses are recorded as part of our subscription segment.

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

The amendments to the Marketing Services Agreement and Master Services Agreement are part of a broader transaction between us and Brilliant Digital pursuant to which we will acquire all of the assets of Brilliant Digital that relate to its Kazaa digital music service business in accordance with the terms of an asset purchase agreement entered into between the parties. The purchase price for the acquired assets includes the issuance by us of an additional 1,781,416 unregistered shares of our common stock at the closing of the transactions contemplated by the asset purchase agreement as well as the assumption of certain liabilities related to the Kazaa business. The closing of the transactions contemplated by the asset purchase agreement will occur when all of the assets associated with the Kazaa business, including the Kazaa trademark and associated intellectual property, as well as Brilliant Digital’s content management, delivery and customer service platforms, and licenses with third parties, have been transferred to us. The closing of the transactions contemplated by the asset purchase agreement is subject to receipt of all necessary third party consents as well as other customary closing conditions. There is no guarantee that such conditions will be satisfied. At the closing of the transactions contemplated by the asset purchase agreement, we have agreed to appoint two individuals to be selected by Brilliant Digital to serve on our Board of Directors. In addition, at the closing, each of the Marketing Services Agreement and Master Services Agreement will terminate.

Ability to Continue as Going Concern

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

            The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our current levels of expenditures, including subscriber acquisition costs, operating expense, including product development, and overhead, (ii) our ongoing working capital needs, (iii) the uncertainty concerning the outcome of future financings, (iv) our history of losses and use of cash for operating activities (v) outstanding balance of cash and cash equivalents of $2.0 million at the end of the quarter, and (vi) our budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

[21]

For periods subsequent to September 30, 2011, we expect losses if we continue to incur expenditures to develop the Kazaa digital music service, acquire subscribers for the Kazaa service, and if we are not able to reduce other operating expenses and overhead sufficiently to a level in line with our level of revenues.  If we are unable to increase revenues sufficiently or decrease our expenditures to a sustainable level, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

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

 Anticipated Financing

In order to carry out our business strategy and to fund our Kazaa music service, we intend to make an offering of securities not registered under the Securities Act of 1933, as amended (the “Securities Act”). The securities to be offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. At this time, the title, amount and basic terms of the securities to be offered and the amount and timing of the offering are not known, but the Company anticipates that the terms of the offering may be substantially similar to the financing transaction the Company completed on May 31, 2011, as reported in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011 and October 27, 2011. The proceeds of the offering will be used for general working capital purposes, including to fund Atrinsic’s Kazaa digital music subscription business.

Results of Operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Detailed segment operating results for the three months ended September 30, 2011 and 2010 are summarized below:

	For the Three Months Ended		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%
Segment Revenues:
Subscription Services	$2,496	$4,261	$(1,765)	-41%
Transactional Services	9,830	4,916	4,914	100%
Total Revenues	12,326	9,177	3,149	34%

Segment Operating Expenses:
Subscription Services	4,100	4,727	(627)	-13%
Transactional Services	9,814	5,355	4,459	83%
Administrative Overhead	3,430	2,763	667	24%
Total Operating Expenses	17,344	12,845	4,499	35%

Segement Operating Income/(Loss):
Subscription Services	(1,604)	(466)	(1,138)	244%
Transactional Sevices	16	(439)	455	-104%
Administrative Overhead	(3,430)	(2,763)	(667)	24%
Total Operating Loss	$(5,018)	$(3,668)	$(1,350)	37%

[22]

Total revenue increased $3.1 million, or 34%, to $12.3 million for the three months ended September 30, 2011 compared to $9.2 million for the three months ended September 30, 2010 due to the reasons discussed in the below analyses of segment operations.

           Total operating expenses increased $4.5 million, or 35%, to $17.3 million for the three months ended September 30, 2011 compared to $12.8 million for the three months ended September 30, 2010 due to the reasons discussed in the below analyses of segment operations.

Subscription Services Segment

	For the Three Months Ended		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%

Segment Revenue	$2,496	$4,261	$(1,765)	-41%

Segment Operating Expenses
Cost of media – 3rd party	392	848	(456)	-54%
Content costs	1,997	1,831	166	9%
Product and distribution	1,563	1,877	(314)	-17%
Selling and marketing	111	21	90	429%
General, administrative and other operating	37	150	(113)	-75%
Total Segment Operating Expenses	4,100	4,727	(627)	-13%
Subscriptions services Segment Operating Income (Loss)	$(1,604)	$(466)	$(1,138)	244%

Subscription segment revenues decreased $1.8 million or 41% to $2.5 million for the three months ended September 30, 2011 from $4.3 million for the three months ended September 30, 2010.  This reduction was the result of a lower number of billable subscribers in the third quarter of 2011, compared to the year ago period, offset partly by an increase in average revenue per user (“ARPU”).  As of September 30, 2011, the Company had approximately 78,000 total subscribers, compared to 217,000 as of September 30, 2010, representing a reduction of 64% in the total number of billable subscribers.  Across all of our subscription products, our ARPU was approximately $5.95 for the third quarter of 2011, compared to $5.74 in the year ago period.  As of September 30, 2011, the Company has approximately 55,000 Kazaa subscribers (representing September 2011 net billing transactions), compared to approximately 64,000 as of September 30, 2010 and 77,000 at December 31, 2010.  Our rate of customer acquisition in the third quarter did not exceed the pace of customer attrition, and as a result, we lost approximately 16,000 net Kazaa subscribers (new subscriber additions, net of attrition) in the third quarter of 2011, compared to 71,000 Kazaa subscribers as of June 30, 2011.

As the Kazaa business becomes the central focus of our subscription segment, management expects that it will continue to evaluate the operating metrics it communicates to the public, including, number of subscribers, ARPU and other key metrics.

Cost of media -3rd party decreased $0.5 million, or 54%, to $0.4 million for the three months ended September 30, 2011 from $0.9 million for the three months ended September 30, 2010.  This decrease in Cost of media -3rd party was due to a conscious effort to moderate marketing spends, resulting in a lower rate of Kazaa customer acquisitions, which we also see continuing into the fourth quarter as management more closely monitors and evaluates prevailing market conditions, the type of media, and the cost effectiveness of its various marketing programs.  Cost of media -3rd party did not decrease in proportion to the decline in subscription services revenue because most of the revenue decline was the result of fewer non-Kazaa legacy subscribers - which account for a relatively smaller proportion of cost of media -3rd party.

Content costs, which are costs necessary to provide licensed content, principally for Kazaa, increased $0.2 million or 9% to $2.0 million for the three months ended September 30, 2011from $1.8 million for the three months ended September 30, 2010. The content costs reflect the actual royalties and license fees incurred from music labels and publishers of licensed music in the period.

Product and distribution expenses decreased by $0.3 million, or 17%, to $1.6 million for the three months ended September 30, 2011 from $1.9 million for the three months ended September 30, 2010, due to a decrease in labor related costs, as a result of the Company’s restructuring during 2010.

[23]

Transactional Services Segment

	For the Three Months Ended		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%

Segment Revenue	$9,830	$4,916	$4,914	100%

Segment Operating Expenses
Cost of media – 3rd party	8,816	3,742	5,074	136%
Product and distribution	236	688	(452)	-66%
Selling and marketing	682	918	(236)	-26%
General, administrative and other operating	80	7	73	1043%
Total Segment Operating Expenses	9,814	5,355	4,459	83%
Transactional services Segment Operating Income (Loss)	$16	$(439)	$455	-104%

Transactional Service segment revenues increased $4.9 million, or 100%, to $9.8 million for the three months ended September 30, 2011 from $4.9 million for the three months ended September 30, 2010.  Transactional revenue is principally derived from our search marketing agency business, which consists of targeted and measurable online campaigns and programs for advertisers to generate qualified customer leads, sales transactions, or increased brand recognition.  The increase in revenue was primarily related to sales volume improvement from existing clients as well as new client acquisitions during the third quarter. The increase was offset by the restructuring of our lead generation business in which we eliminated a number of unprofitable (on a gross margin basis) revenue lines.  As a result of this restructuring, the bulk of our Transactional revenue now consists of revenue generated from our search marketing agency business, together with higher yielding marketing campaigns.

Transactional Service segment expenses increased by $4.4 million, or 83%, to $9.8 million for the three months ended September 30, 2011 from $5.4 million for the three months ended September 30, 2010. This increase in expenditures was primarily due an increase in Cost of media-3rd party (principally search costs), which is correlated to the corresponding increase in revenue.  During the three months ended September 30, 2011 Cost of media – 3rd party increased $5.1 million or 136% to $8.8 million from $3.7 million for the three months ended September 30, 2011 due to the increase in Transactional related revenue, which resulted in a corresponding increase in purchased media.

Product and distribution expenses decreased $0.5 million or 66% to $0.2 million for the three months ended September 30, 2011 from $0.7 million for the three months ended September 30, 2010.  This reduction resulted from the termination of several unprofitable or marginally profitable transactional services lines of business during the Company’s restructuring during 2010.

Selling and marketing expenses decreased $0.2 million or 26% to $0.7 million for the three months ended September 30, 2011 from $0.9 million for the three months ended September 30, 2010.  This reduction resulted from the termination of several unprofitable or marginally profitable transactional services lines of business during the Company’s restructuring during 2010.

Administrative Overhead

	For the Three Months Ended		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%

Segment Operating Expenses
General, administrative and other operating	$1,776	$2,438	$(662)	-27%
Depreciation & amortization	233	325	(92)	-28%
Impairment of intangible assets	1,421	-	$1,421	100%
Administrative overhead Expense	$3,430	$2,763	$667	24%

General, administrative and other operating expenses decreased $0.6 million, or 27%, to $1.8 million for the three months ended September 30, 2011 from $2.4 million for the three months ended September 30, 2010 due to the decrease in expenditures for salaries and technological costs as part of the Company’s restructuring that took place in the second half of 2010, including the closing of our technological facility in Canada during the fourth quarter of 2010.

[24]

Depreciation and amortization decreased $0.1 million, or 28%, to $0.2 million for the three months ended September 30, 2011 from $0.3 million for the three months ended September 30, 2010 due primarily to a reduction in amortization for intangibles, due to the $3.4 million impairment charge to reduce the carrying value of our amortizable intangibles at the end of 2010. Depreciation decreased due to a reduction in property, plant and equipment related to the decision to shut down the Canada facility in the second half of 2010.

An impairment charge of $1.4 million was recorded by the Company during the third quarter of 2011, as a result of the carrying value of the intangible assets of $2.8 million exceeding their fair market value of $1.4 million. No such charge was recorded during the comparative period in the prior year.

Loss from Operations

Operating loss increased by $1.3 million, or 37%, to $5.0 million for the three months ended September 30, 2011, compared to an operating loss of $3.7 million for the three months ended September 30, 2010. As described above, the increase in operating loss was driven by declining revenue related to the Subscription Services Segment along with the 2011 impairment charge.

Interest Expense, net

Interest expense decreased $0.6 million to ($0.6 million) for the three months ended September 30, 2011from $0.0 million for the three months ended September 30, 2010 due to the discount amortization partly offset by the mark-to-market gain on the derivatives. The interest income in the third quarter is a non-cash item.

Income Taxes

Income tax expense, before equity in loss of investee, for the three months ended September 30, 2011 and 2010 was $45,000 and $35,000 respectively and reflects an effective tax rate of (1%)  and (1%) respectively. The Company had a loss before taxes of $4.5 million for the three months ended September 30, 2011 compared to loss before taxes of $3.6 million for the three months ended September 30, 2010.

Equity in Loss (Earnings) of Investee

Equity in loss of investee was $9,000 for the three months ended September 30, 2011 compared to a loss of $13,000 for the three months ended September 30, 2010. The equity represents the Company’s 36% interest in The Billing Resource, LLC (TBR). The company acquired its interest in TBR in the 4th quarter of 2008.

Net Loss Attributable to Atrinsic, Inc.

Net loss increased by $0.9 million to $4.5 million for the three months ended September 30, 2011 as compared to a net loss of $3.6 million for the three months ended September 30, 2010. This increase in loss resulted from the factors described above.

[25]

Results of Operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Detailed segment operating results for the nine months ended September 30, 2011 and 2010 are summarized below:

	For the Nine Months Ended		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%
Segment Revenues:
Subscription Services	$9,495	$15,234	$(5,739)	-38%
Transactional Services	16,157	16,956	(799)	-5%
Total Revenues	25,652	32,190	(6,538)	-20%

Segment Operating Expenses:
Subscription Services	15,294	15,500	(206)	-1%
Transactional Services	16,882	20,115	(3,233)	-16%
Administrative Overhead	7,371	7,949	(578)	-7%
Total Operating Expenses	39,547	43,564	(4,017)	-9%

Segement Operating Income/(Loss):
Subscription Services	(5,799)	(266)	(5,533)	2080%
Transactional Sevices	(725)	(3,159)	2,434	-77%
Administrative Overhead	(7,371)	(7,949)	578	-7%
Total Operating Loss	$(13,895)	$(11,374)	$(2,521)	22%

Total revenue decreased $6.5 million, or 20%, to $25.7 million for the nine months ended September 30, 2011 compared to $32.2 million for the nine months ended September 30, 2010 due to the reasons discussed in the below analyses of segment operations.

Total operating expenses decreased $4.0 million, or 9%, to $39.5 million for the nine months ended September 30, 2011 compared to $43.5 million for the nine months ended September 30, 2010 due to the reasons discussed in the below analyses of segment operations.

Subscription Services Segment

	For the Nine Months Ended		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%

Segment Revenue	$9,495	$15,234	$(5,739)	-38%

Segment Operating Expenses
Cost of media – 3rd party	2,868	3,626	(758)	-21%
Content costs	6,210	5,689	521	9%
Product and distribution	5,310	5,615	(305)	-5%
Selling and marketing	672	140	532	380%
General, administrative and other operating	234	430	(196)	-46%
Total Segment Operating Expenses	15,294	15,500	(206)	-1%
Subscriptions services Segment Operating Income (Loss)	$(5,799)	$(266)	$(5,533)	2080%

Subscription segment revenues decreased $5.7 million, or 38%, to $9.5 million for the nine months ended September 30, 2011 from $15.2 million for the nine months ended September 30, 2010. This reduction was the result of a lower number of billable subscribers during the nine months ended September 30, 2011, compared to the year ago period.  Across all of our subscription products, our average revenue per user (“ARPU”) was approximately $7.59 for the nine months ended September 30, 2011, compared to $6.22 in the year ago period. As of September 30, 2011, the Company had 55,000 Kazaa subscribers compared to 77,000 as of December 31, 2010.  We lost approximately 22,000 net Kazaa subscribers, net of new subscriber additions, during the nine months ended September 30, 2011.

[26]

Cost of media -3rd party decreased $0.8 million, or 21%, to $2.9 million for the nine months ended September 30, 2011 from $3.6 million for the nine months ended September 30, 2010.  This decrease in Cost of Media -3 rd party was due to  a conscious effort to moderate marketing spends, resulting in  a lower rate of Kazaa customer acquisitions, which we also see continuing into the fourth quarter as management more closely monitors and evaluates prevailing market conditions, the type of media, and the cost effectiveness of its various marketing programs.

Content costs, which are costs necessary to provide licensed content, principally for Kazaa, increased $0.5 million or 9% to $6.2 million for the nine months ended September 30, 2011from $5.7 million for the nine months ended September 30, 2010. The content costs reflect the actual royalties and license fees incurred from music labels and publishers of licensed music in the period.

Product and distribution expenses decreased $0.3 million, or 5%, to $5.3 million for the nine months ended September 30, 2011 from $5.6 million for the nine months ended September 30, 20110, due to a decrease in labor related costs, as a result of the Company’s restructuring during 2010.  Selling and Marketing expenses increased by $0.5 million or 380% to $0.6 million for the nine months ended September 30, 2011 from $0.1 million for the nine months ended September 30, 2010, as a result of increased customer service expenditures in 2011, reflecting the Company's recent efforts to control and manage the customer service experience.

Transactional Services Segment

	For the Nine Months Ended		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%

Segment Revenue	$16,157	$16,956	$(799)	-5%

Segment Operating Expenses
Cost of media – 3rd party	13,250	14,317	(1,067)	-7%
Product and distribution	1,219	2,582	(1,363)	-53%
Selling and marketing	2,236	3,085	(849)	-28%
General, administrative and other operating	177	131	46	35%
Total Segment Operating Expenses	16,882	20,115	(3,233)	-16%
Transactional services Segment Operating Income (Loss)	$(725)	$(3,159)	$2,434	-77%

Transactional Service segment revenues decreased $0.8 million, or 5%, to $16.2 million for the nine months ended September 30, 2011 from $17.0 million for the nine months ended September 30, 2010.  Transactional revenue is principally derived from our search marketing agency business, which consists of targeted and measurable online campaigns and programs for advertisers to generate qualified customer leads, sales transactions, or increased brand recognition.  The decrease in revenue was due to reduced advertising expenditures by our clients and the restructuring of our lead generation business in which we eliminated a number of unprofitable (on a gross margin basis) revenue lines, offset by new client acquisitions during the third quarter. As a result of this restructuring, the bulk of our Transactional revenue now consists of revenue generated from our search agency business, together with higher yielding marketing campaigns.

Transactional Service segment expenses decreased by $3.2 million, or 16%, to $16.9 million for the nine months ended September 30, 2011 from $20.1 million for the nine months ended September 30, 2010. This reduction in expenditures was primarily due to lower Cost of media-3rd party (principally search costs) which is correlated to the corresponding reduction in revenue; and Product and distribution costs.  During the nine months ended September 30, 2011 Cost of media – 3rd party decreased $1.1 million or 7% to $13.2 million from $14.3 million for the nine months ended September 30, 2010 due to the decline in Transactional related revenue which resulted in a corresponding reduction in purchased media.

Product and distribution expenses decreased $1.4 million or 53% to $1.2 million for the nine months ended September 30, 2011 from $2.6 million for the nine months ended September 30, 2010.  This reduction resulted principally from labor related costs, as a result of the termination of several unprofitable or marginally profitable transactional services lines of business during the Company’s restructuring during 2010.

Selling and marketing expenses decreased $0.8 million or 28% to $2.2 million for the nine months ended September 30, 2011 from $3.1 million for the nine months ended September 30, 2010.  This reduction resulted principally from labor related costs, as a result of the termination of several unprofitable or marginally profitable transactional services lines of business during the Company’s restructuring during 2010.

[27]

Administrative Overhead

	For the Nine Months Ended		Change	Change
	September 30,		Inc.(Dec.)	Inc.(Dec.)
(dollars in thousands)	2011	2010	$	%

Segment Operating Expenses
General, administrative and other operating	$5,310	$6,977	$(1,667)	-24%
Depreciation & amortization	640	972	(332)	-34%
Impairment of intangible assets	1,421	-	1,421	100%
Administrative Overhead Expense	$7,371	$7,949	$(578)	-7%

General, administrative and other operating expenses decreased $1.7 million or 24% to $5.3 million for the nine months ended September 30, 2011 from $7.0 million for the nine months ended September 30, 2010 due to the decrease in expenditures for salaries and technological costs as part of the Company’s restructuring that took place in the second half of 2010, including the closing of our technological facility in Canada during the fourth quarter of 2010.

Depreciation and amortization decreased $0.3 million or 34% to $0.6 million for the nine months ended September 30, 2011 from $0.9 million for the nine months ended September 30, 2010 primarily due to a reduction in amortization for intangibles, as a result of a $3.4 million impairment charge to reduce the carrying value of our amortizable intangibles at the end of 2010. Depreciation decreased due to a reduction in property, plant and equipment related to the decision to shut down the Canada facility in the second half of 2010.

An impairment charge of $1.4 million was recorded by the Company during the third quarter of 2011, as a result of the carrying value of the intangible assets of $2.8 million exceeding their fair market value of $1.4 million. No such charge was recorded during the comparative period in the prior year.

Loss from Operations

Operating loss increased by $2.5 million or 22% to $13.9 million for the nine months ended September 30, 2011, compared to an operating loss of $11.4 million for the nine months ended September 30, 2010. As described above, this was caused by declining revenue related to the Subscription Services Segment along with the 2011 impairment charge.

Interest Expense, net

Interest expense increased $0.6 million to $0.6 million for the nine months ended September 30, 2011from $0.0 million for the nine months ended September 30, 2010 due to the discount amortization party offset by the mark-to-market gain on the derivatives.  The interest expense is a non-cash item.

 Other Expenses (Income)

Other income was $0.4 million for the nine months ended September 30, 2011 compared to other income of $0.1 million for the nine months ended September 30, 2010.  This variance was due primarily to the write off of old Accounts Payables which are no longer outstanding.

Income Taxes

Income tax expense, before equity in (earnings) loss of investee, for the nine months ended September 30, 2011 and 2010 was $0.1 million and $0.2 million, respectively and reflects an effective tax rate of (1%)  and (2%), respectively. The Company had a loss before taxes of $14.1 million for the nine months ended September 30, 2011 compared to loss before taxes of $11.3 million for the nine months ended September 30, 2010.

Equity in Loss (Earnings) of Investee

Equity in earnings of investee was $47,000 for the nine months ended September 30, 2011 compared to loss of $74,000 for the nine months ended September 30, 2010. The equity represents the Company’s 36% interest in The Billing Resource, LLC (TBR). The company acquired its interest in TBR in the 4th quarter of 2008.

[28]

Net Loss Attributable to Atrinsic, Inc.

Net loss increased by $2.6 million to $14.2 million for the nine months ended September 30, 2011 as compared to a net loss of $11.6 million for the nine months ended September 30, 2010. This increase in loss resulted from the factors described above.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $2.0 million and a working capital deficit of approximately $9.8 million. We used approximately $7.8 million in cash for operations during the nine months ended September 30, 2011 which consisted primarily of a net loss of $14.2 million along with a decrease in allowance for doubtful accounts of $0.3 million. This was offset by impairment of intangible assets of $1.4 million during the third quarter of 2011, depreciation and amortization of $0.6 million, interest expense relating to debt discount and mark to market of derivative liability of $0.6 million, stock based compensation of $0.3 million,a decrease in current asset accounts of $0.6 million, and an increase in current liabilities of $3.2 million.  Our cash used in investing activities was $0.9 million for the nine months ended September 30, 2011 representing capital expenditures on Kazaa iphone application and enhancements to the agency platform. Our cash provided by financing activities was $4.4 million for the nine months ended September 30, 2011 due to proceeds from issuance of notes payable of $4.7 million offset by payment of issuance cost on notes of $0.4 million. Overall, our cash and cash equivalent at September 30, 2011 decreased $4.3 million to approximately $2.0 million from approximately $6.3 million at December 31, 2010.

In the near term, we are focused on: (i) raising additional debt or equity capital to fund our immediate cash needs and to finance our longer term growth to further develop the Kazaa business and grow our subscriber base, (ii) exploring the potential sale of assets and (iii) pursuing various means to minimize operating costs and increase cash.

We intend to make an offering of securities not registered under the Securities Act of 1933, as amended (the “Securities Act”). The securities to be offered will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. At this time, the title, amount and basic terms of the securities to be offered and the amount and timing of the offering are not known, but the Company anticipates that the terms of the offering may be substantially similar to the financing transaction the Company completed on May 31, 2011, as reported in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 1, 2011 and October 27, 2011. The proceeds of the offering will be used for general working capital purposes, including to fund Atrinsic’s Kazaa digital music subscription business.

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

Item 4. Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Members of the our management, including our Chief Executive Officer, Stuart Goldfarb, and Chief Financial Officer Nathan Fong, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 and 15d-15, as of September 30, 2011, the end of the period covered by this report. Based upon that evaluation, Messrs. Goldfarb and Fong concluded that our disclosure controls and procedures were effective for the period ended September 30, 2011.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

[29]

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

The assessment of our ability to continue as a going concern was made by management considering, among other factors: (i) our current levels of expenditures, including subscriber acquisition costs, operating expense, including product development, and overhead, (ii) our ongoing working capital needs, (iii) the uncertainty concerning the outcome of any financing, (iv) our history of losses and use of cash for operating activities (v) outstanding balance of cash and cash equivalents of $2.0 million at the end of the quarter, and (vi) our budgets and financial projections of future operations, including the likelihood of achieving operating profitability without the need for additional financing.

For periods subsequent to September 30, 2011, we expect losses if we continue to incur expenditures to develop the Kazaa digital music service, acquire subscribers for the Kazaa service, and if we are not able to reduce other operating expenses and overhead sufficiently to a level in line with our level of revenues.  If we are unable to increase revenues sufficiently or decrease our expenditures to a sustainable level, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected. These conditions raise substantial doubt about our ability to continue as a going concern.

    Based on current financial projections, we believe the continuation of our Company as a going concern is primarily dependent on our ability to, among other factors: (i) consummate a suitable financing, or obtain cash from the sale of our assets or lines of business, (ii) scale our Kazaa subscriber base to a level where the monthly revenue generated from our subscriber base exceeds subscriber acquisition costs, net of expenses required to operate Kazaa, (iii) eliminate or reduce operating and overhead expenditures to a level more in line with our revenue, (iv) improve utilization of the Kazaa digital music service and improve the long term value of subscribers to that service,  (v) acquire profitable subscribers to the Kazaa digital music service at cost effective rates, (vi) grow our search marketing agency revenue base through the addition of new customers or expansion of business with existing customers and, (vii) expand margins in our search marketing agency and on our affiliate platform.  While we address these operating matters, we must continue to meet expected near-term obligations, including normal course operating cash requirements and costs associated with developing and operating the Kazaa digital music service, as well as funding overhead and the working capital needs of our other businesses.  If we are not able to obtain sufficient funds through a financing, or if we experience adverse outcomes with respect to our operational forecasts, our financial position, results of operations, cash flows and liquidity will continue to be materially adversely affected.

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

[30]

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

The Company is required to repay the notes in six equal monthly installments commencing on December 31, 2011 and ending on May 31, 2012, either in cash or in shares of its common stock. The Company does not currently have sufficient cash available to repay the notes. If the Company chooses to utilize shares of its common stock to repay the notes, the value of the Company’s shares will be equal to the lower of the conversion price then in effect (which is initially $2.90) or 85% of the average closing bid prices of the Company’s common stock during the 20 trading day period prior to payment of the installment amount.

In addition to an issuance of shares initiated by the Company, the note holders have the right to convert the principal amount of their notes into shares of common stock at any time at their discretion. If a note holder elects to convert their note, the value of the Company’s shares used to calculate the number of shares issuable upon such conversion will be equal to the lower of (i) the conversion price then in effect (which is initially $2.90) or (ii) 85% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading day period prior to such conversion. Both the down round terms of the notes and warrants, and the payment of the notes in stock rather than cash (whether as a result of a Company initiated note conversion or a note holder initiated note conversion) could result in significant dilution to current stockholders.

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

The Company's and Brilliant Digital’s obligations to complete the purchase and sale of the Kazaa assets is subject to conditions, many of which are beyond the control of the parties. If the transaction is not completed for any reason:

•	The price of our common stock may decline;
•	We will incur costs related to the transaction, such as financial advisory, legal, and accounting fees even if the transaction is not completed;
•	We will not be able to realize the expected benefits of the acquisition which are a significant component of our growth strategy;
•	We may not be able to operate as effectively under the existing Marketing Services Agreement and Master Services Agreement; which agreements are to remain in place if the transaction does not close,

All of which may harm our business and operations.

We have experienced a significant reduction in revenue and have been using cash to fund operations. If we cannot halt this revenue decline and reduce expenditures we may have to cease operations.

The Company has experienced a significant revenue decline and degradation in business prospects over the past two years, and as a result the Company has used a significant amount of cash to fund its operations.  The Company’s cash and cash equivalents were $2.0 million as of September 30, 2011, which is a $4.3 million decline from the $6.3 million as of December 31, 2010.  If we are unsuccessful at stabilizing or slowing the decline in our revenue, and our associated use of cash to fund operations, or if we cannot raise cash through financing alternatives, then we will need to significantly curtail or cease operations.

[31]

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

[32]

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

We generate a significant portion of our revenues from the sale of our products and services directly to consumers which are billed through aggregators and wireless carriers. We expect that we will continue to bill a significant portion of our revenues through a limited number of aggregators for the foreseeable future, although these aggregators may vary from period to period. In a risk diversification and cost saving effort, we have established a direct billing relationship with a carrier that mitigates a portion of our revenue generation risk as it relates to aggregator dependence; conversely this risk is replaced with internal performance risk regarding our ability to successfully process billable messages directly with the carrier.  Moreover, in an effort to further mitigate such operational risk, we obtained a 36% equity stake in a telephone aggregator, TBR, to give us more visibility in the billing and collection process associated with subscription services billed to customers of local exchange carriers.

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

[33]

We depend on third-party Internet and telecommunications providers, over whom we have no control, for the conduct of our subscription business and transactional and marketing business. Interruptions in or the discontinuance of the services provided by one of these providers could have an adverse effect on revenue; and securing alternate sources of these services could significantly increase expenses and cause significant interruption to both our transactional and marketing and subscription businesses.

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

As of September 30, 2011, the Company has received the $2.5 million in repayments from Brilliant Digital and we are dependent on the future net cash flow of the Kazaa music service to fully recoup the approximately $17.4 million of advances and expenditures we have made, net of cash received or reimbursed, as of September 30, 2011. There can be no assurance that the future net cash flows from the Kazaa music service will be sufficient to allow us to fully recoup our expenditures, which could materially and adversely affect our financial condition.

If advertising on the internet loses its appeal, our revenue could decline.

All of our transactional services revenue is generated, directly or indirectly, through the Internet in part by delivering advertisements that generate leads, impressions, click-throughs, and other actions to our advertiser customers' websites as well as confirmation and management of mobile services.  This business model may not continue to be effective in the future for various reasons, including the following:

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

[34]

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

If the number of companies who purchase online advertising from us does not grow, we will experience difficulty in attracting publishers, and our transactional services revenue will decline.

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

The recent voluntary delisting of our common stock from the NASDAQ stock exchange may have an adverse impact on our stock price and the ability of shareholders to trade our stock.

On November 3, 2011, we gave formal written notice to The NASDAQ Stock Market of our intention to voluntarily delist our common stock from NASDAQ, in part due to the Company’s non-compliance with the minimum stockholders’ equity requirement for continued listing on The NASDAQ Capital Market.  As a result of the foregoing, trading in the Company’s securities was suspended on NASDAQ effective on that date.  Upon suspension from NASDAQ on November 3, 2011, the Company’s common stock will begin trading on the over-the-counter (“OTC”) market tier, OTCQB.  Operated by OTC Markets Group Inc., the OTCQB is a market tier for OTC traded companies that are registered and reporting with the SEC.

The voluntary delisting of our shares from the NASDAQ Capital Market may be perceived negatively by investors and may also impact the ability of our shareholders to expediently find buyers for their shares. Both of these factors may have an adverse impact on our stock price.

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

[35]

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

[36]

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

[37]

 Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Employment Agreement dated September 15, 2011 by and between Nathan Fong and Atrinsic, Inc. *
10.2
Form of Letter Agreement dated October 27, 2011. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-12555) filed with the Commission on October 28, 2011.

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

Dated: November 14, 2011

BY:	/s/ Stuart Goldfarb	BY:	/s/ Nathan Fong
	Stuart Goldfarb Chief Executive Officer and Director (Principal Executive Officer)		Nathan Fong Chief Financial Officer (Principal Financial and Accounting Officer)

[38]