Form 10-K
period 2014-06-30
Atrinsic, Inc.
filed 2014-10-14
CIK 1022899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-51353

ATRINSIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1390025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

          65 Atlantic Avenue, Boston, Massachusetts 02110

(Address of Principal Executive Office)                     (Zip Code)

                                (617) 823-2300

Registrant’s Telephone Number Including Area Code

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.000001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant was $800,000 based upon the closing price per share on the OTC Markets Group as of December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

As of September 30, 2014, there were 400,000,000 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATRINSIC INC.

Form 10-K Annual Report

i

EXPLANATORY NOTE

As used in this Report, unless the context otherwise requires, the terms “we,” “us,” “our,” “Atrinsic,” or “the Company” refer to Atrinsic, Inc., a Delaware corporation, and/or our majority-owned subsidiary, Momspot, LLC (“Momspot”).

FORWARD-LOOKING STATEMENTS

Except for statements of historical fact, some information in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this Annual Report because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed in the sections captioned “Risk Factors” and “Description of Business,” as well as other cautionary language in this Annual Report and events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position. Since our common stock is considered a “penny stock” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

ii

PART I

Item 1. Business

Overview

Our principal asset is a 51% membership interest in Momspot, which is in the process of developing an online affiliated marketing network targeting the Mommy Market, as more particularly described in this Annual Report. We do not conduct any other business activity, directly or indirectly.

Our goal is to be the premier specialty retail affiliate marketing company targeting women between the ages of 24 and 45 who are either mothers or expecting their first child. We refer to our target audience as the “Mommy Market.” Towards that end, we are in the process of building a website that incorporates various existing technologies that allows for product aggregation and enhanced search and filtering capabilities, resulting in increased brand engagement and user traffic for the hundreds of manufacturers, distributors, retailers and other merchants, whom we refer to as “Platform Partners,” that want to reach the Mommy Market. We will also sell online advertisement space to various businesses (hereafter referred to in this context as “Advertisers”). In many cases, our Platform Partners will also be Advertisers and vice versa. Momspot’s website, www.momspot.com, will function as a vertical search engine and comparison shopping site that will enable mothers and mothers-to-be (hereafter, “Moms” and “Moms-to-be”) to search for and compare thousands of products for themselves and their families from their desktop and lap-top computers and mobile devices. We launched the Momspot website in March 2014.

We will focus on marketing our website and services in order to build to awareness of the Momspot brand, which, we hope, will translate into heavy user traffic and engagement. Ultimately, our value will be a function of the number of people using our website, the number of click-throughs to the web sites of our Platform Partners and Advertisers, and the transactional volume attributable to our users.

Our marketing strategy will focus on Moms and Moms-to-be, not just their babies and children. We will organize our merchandise and content according to what Moms and Moms-to-be will find informative and helpful. Finally, we hope to distinguish our brand as a sophisticated and fashionable comparison shopping tool and social destination for Moms and Moms-to-be, unlike existing Mom-related websites and retailers, whose primary focus is on “cutesy” content having to do with babies, children and general parenting issues.

Although we released the first live version of the Momspot website (v1.0) on March 1, 2014 and the second (v2.0) in May 2014, total revenues to date have been negligible.

Our business model is heavily reliant on marketing in order to achieve the website activity required to become profitable. We estimate 10,000 unique visitors per day to the Momspot website is the minimum amount of activity necessary to produce the revenue required to be a profitable business. In order to achieve this level of activity, we estimate that an annual marketing budget of between $115,000 and $150,000 is required. Moreover, we will need to hire the necessary resources to manage the marketing activities and provide the appropriate level of development and technical support for these activities. At a minimum, we estimate we will need $375,000 in funding over the next 12 months and $750,000 over the next two years in order to achieve profitability as it will take between 12 and 24 months to reach the targeted activity levels.

Our auditors, in their report for the year ended June 30, 2014, included a paragraph that there was substantial doubt as to our ability to continue as a going concern. This concern was based on our limited amount of working capital, limited revenues and negative cash flows. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Business Model — Affiliate Marketing

Our business model, affiliate marketing, is a type of performance-based marketing employed by many successful web-based companies, such as Kayak and Google. Affiliate marketing companies do not hold any inventory or buy and/or sell products. Rather, they facilitate interactions between consumers and merchants by creating an environment – i.e., a website – with multiple contact points for consumers, brands, and merchants. Affiliate marketing enhances the connections between consumers, on the one hand, and merchants and brand owners, on the other hand, by allowing for multiple opportunities for consumers to engage with multiple brands and products and services through an affiliate’s (i.e., publisher’s) website. Affiliates, such as Momspot, offer a risk-free approach for merchants and brand owners to increase consumer engagement with their products and brands, drive traffic to their sites and increase transaction volume. Affiliates specialize in product aggregation and search, and focusing marketing efforts on a well-defined and specific market segment (in our case, middle-to-upper class educated mothers between the ages of 24 and 45).

A publisher, also referred to as an affiliate, is an individual or company that promotes multiple products, brands and/or services in exchange for earning a commission. Merchants and brand owners contractually agree to work with a publisher and then provide the publisher with content – in the form of links, product images and banner or text ads – that the publisher incorporates into its website. When a user visits a publisher's website and clicks on a product, service, ad or other form of an advertiser's content, the visitor's browser receives a special tracking cookie that identifies the advertiser, the publisher, and the specific content and commission amount. This data is stored within the link information in what are called "parameters" and can include even more anonymous data used for attribution.

The Market Opportunity

There are three key factors why we believe Momspot presents a good business opportunity:

1.	Online advertising and mobile advertising are growing rapidly and search is the most lucrative online business.

2.	There is an increasing shift towards performance-based marketing channels, such as affiliate marketing.

3.	The enormous size and spending power of a valuable market segment.

Online Advertising Growth1

Internet advertising revenues in the United States totaled $31.7 billion in 2011, an increase of 22% over 2010, and are growing steadily with a compounded annual growth rate of 20.3% over the past ten years. Search remains the largest online advertising revenue format representing 46.5% of 2011 revenues, up from 44.8% in 2010, and in 2011, search revenues totaled $14.8 billion, up almost 27% from $11.7 billion in 2010. We believe our advertising services address the large online and mobile advertising markets. From 2012 to 2017, the worldwide online advertising market, excluding mobile advertising, is projected to increase from $91.1 billion to $124.7 billion, representing a 6.5% compounded annual growth rate, according to industry sources. From 2012 to 2017, the worldwide mobile advertising market is projected to increase from $10.0 billion to $52.2 billion, representing a 39.2% compounded annual growth rate, according to industry sources.

Performance-Based Marketing Growth1

Advertisers are constantly seeking ways to maximize marketing their return on investment through better alternatives to acquire users, generate traffic and increase sales that produces measurable and repeatable results. The result is an increasing trend on the part of advertisers to use targeted, performance-based marketing that consistently and effectively reaches their desired market segment. As such, ad spending on traditional search engines is expected to grow more slowly than overall online ad spending, driving the growth of topical sites that provide a targeted, performance-based marketing alternative grabbing a larger portion of marketing budgets.

According to the Interactive Advertising Bureau (IAB), online advertising priced on a performance basis represented 62% of total U.S. online advertising spend in 2010, which represents a 20% share gain from cost-per-mille (CPM) and hybrid pricing models since 2004. CPM represents the price per 1000 user impression/views. It does not measure whether any revenue was generated form those views.

Online advertising priced on a performance basis, such as cost-per-click (CPC), has taken significant share from advertising priced on either a per-impression (CPM) or hybrid basis over the last several years, and the IAB expects performance-based online marketing will continue to grow relative to non-performance-based marketing. Performance-based marketing maintains 65% of the Internet advertising market share, or approximately $20.6 billion. This trend is fueled, in part, by the fact that the Internet enables self-directed and targeted marketing. Highly targeted marketing messages will help advertisers tackle the difficulties of reaching certain fragmented audiences.

1. Interactive Advertising Bureau Advertising Revenue Report, 2011

Internet search behaviors are changing as users expect topical search services that produce more relevant search results. In addition, advertisers are seeking more measurable and effective advertising options and the ability to easily target a well-defined market segment, such as the Mommy Market.

The demand by advertisers for performance-based marketing coupled with the increasing demand by users for more topical relevant search and shopping options are changing the nature of search, resulting in the increased popularity and use of performance-based, topical search tools (also known as vertical search engines) that produce relevant results specific to a narrowly defined market segment. Yelp, Kayak, and ShopStyle are just a few examples of these sorts of search alternatives, and how their popularity has grown in the past few years.

The Value of the “Mommy Market”

The “Mommy Market” is estimated to be in excess of 31 million women under the age of 42. This includes 9.9 million “Millennial Moms” (age 18-29) and 21.9 million GenX Moms (age 30-42), two of the more Internet savvy segments.2 Digital media is an essential and important part of a Mom’s life today, and the Internet is a rapidly growing media outlet that Moms turn to for information and entertainment. According to America Online DMS, mothers spend up to 16 hours and 52 minutes per week online, which is more than teens (who are online approximately 12 hours and 17 minutes).3 According to the same survey, Moms spend an average of 86 minutes per day reading and sending emails and 38% of those surveyed indicated the Internet is their prime source of information, second only to television (48%).4 What makes these facts even more interesting is that, when compared to women without children, Moms appear to favor the Internet in many different aspects of their life. Women also tend to seek assistance and opinions from their female peers when making product selection and purchasing decisions.

2 BabyCenter US Mom Market Facts.

3 The U.S. Mom Market Report; Silver Stork Research & Packaged Facts, page 56.

4 The U.S. Mom Market Report; Silver Stork Research & Packaged Facts, page 55.

Our Value Proposition – To Users

Momspot endeavors to be a new shopping experience - one tailored to the needs of busy and sophisticated women. For users, Momspot will be a topical, one-stop product aggregator and vertical search engine that offers a simple way to find merchandise for the Mom herself and for her children across all age milestones (i.e., new-born, infant, toddler, kids and teens). In addition, we will provide access to special sales and promotions, allow users to interact with one another and curate informative content, all with the goal of enhancing connections with brands and with other similarly situated users. Momspot will leverage key social networking features to facilitate the sharing and promotion of merchandise, and allow users to create their own customized “spot” where they can highlight and promote merchandise they particularly like for other users to view. We will differentiate ourselves from other websites by focusing on the Mom, not just her babies or children. We will organize our merchandise and content according to what, we believe, Mom will find informative and helpful. Our brand will emphasize this fact, and aims to be a sophisticated and fashionable shopping tool and social destination for Moms and Moms-to-be. Ultimately, our goal is to become the number one destination on the Internet for Moms and Moms-to-be by providing them with a simple, stylish and social way to search for, and compare, thousands of products to make finding what they need, for themselves and their families, informative and easy.

Momspot will bring the following value to its users:

•	Targeted product search and filtering – search and filtering produces results that are more relevant to the user, saving time and reducing frustration;

•	Enhanced search and product selection functionality – our site will allow users to filter by brand, retailer, price, and/or product category, thus producing most relevant results and increasing the likelihood that the user will click-through to the merchants’ site;

•	Product aggregation for thousands of merchants and brands that want to reach the Mommy Market – provides the user with a one-stop shopping alternative that does not currently exist for this large market segment;

•	Special discounts and promotions –to entice users to the site and to click-through to merchants;

•	User community - to entice users to the site and increase user engagement that will increase likelihood of clicking through to merchants;

•	Social network integration and ability to solicit real time assistance from friends - to entice users to the site and increase user engagement that will increase likelihood of clicking through to merchants;

•	Trusted product reviews and ratings – a value-add for users to entice them to use the site; and

•	Ability to customize the user’s personal area for others to follow - to entice users to the site and increase user engagement that will increase likelihood of clicking through to merchants.

Our Value Proposition – To Platform Partners and Advertisers

The value we will create for our users will be enhanced by our Platform Partners and Advertisers. Platform Partners and Advertisers will integrate with www.momspot.com through an application programing interface (“API”) that we provide which will allow our users to seamlessly move from our website to the websites of our Platform Partners and Advertisers. We will provide our Platform Partners with a set of development tools, APIs and embeddable widgets that will allow them to seamlessly integrate with our platform.

Affiliate marketing companies, such as Momspot, offer a risk-free approach for merchants to increase consumer engagement with their brands, drive traffic to their sites, and increase transaction volumes. Platform Partners will use www.momspot.com as a complementary distribution channel to expand their reach and engage with their audiences.

We will also offer advertising services via our website to allow our Advertisers to promote their brands, products and services, and to amplify their visibility and reach. Advertisers can use www.momspot.com to communicate directly with their natural constituency and reach a broader audience and further promote their brands, products and services. Our natural targeting capabilities allow Advertisers to better reach users who are more likely to engage with their ads, better achieve their goals and improve the return on their ad spending. Our advertising services provide compelling value to our Advertisers by delivering the ability to reach a large audience through our website and to-be-developed mobile applications, the ability to target ads based on our understanding of our users, and the opportunity to generate significant earned media. We expect that most, but not necessarily all, of our Advertisers will be Platform Partners.

We believe the Momspot platform will provide our Platform Partners and Advertisers with the following benefits:

•	Risk-free opportunity to allow users to engage directly with products and brands. Because of our pay-for-performance revenue model, Platform Partners and Advertisers will pay us on a performance basis, meaning they only pay us when a user engages with their ad, such as when a user clicks on a link for a promoted product or replies to or favorites a promoted product. The pay-for-performance structure aligns our interests in delivering relevant and engaging ads to our users with those of our Advertisers.

•	Risk-free opportunity to drive user traffic and increase transaction volume; brand equity leverage. As Momspot’s brand equity is enhanced, Platform Partners and Advertisers will benefit.

•	Automatic market segmentation. Platform Partners and Advertisers will be able to instantly reach a distinct market segment, which happens to be large and that has a significant amount of disposable income.

•	Unique Ad Formats Native to the User Experience. The organization of our website, including product placement and curation, will appear to the user as natural and organic. Thus, we will provide Platform Partners and Advertisers with an opportunity to reach our users without disrupting or detracting from the user experience. As such, Platform Partners and Advertisers can drive product webpage visits or application installs.

•	Connect in Context. Platform Partners and Advertisers can gain meaningful insights and market intelligence from, and respond directly to, the feedback from customers. Our Platform Partners and Advertisers will have powerful context to connect their messages to what is most meaningful to our users in real time, and can engage directly with their customers. We will be able to provide Platform Partners and Advertisers with measurable, accountable and repeatable results including the following: unique monthly visits, average visit duration, bounce rate, pages per visit, page views, percentage of new visits, demographics (e.g., age, gender) and geography (e.g., country, region, state, city)

•	Extension of Offline Advertising Campaigns. Advertising on affiliated marketing sites complements offline advertising campaigns, such as television ads. Additionally, we enable Advertisers to engage directly with users who have been exposed to their ads on television. We believe that synchronizing Momspot and television advertising campaigns makes brand messages more engaging and interactive.

Our Value Proposition – To Data Partners

We will license or sell our data to Data Partners, i.e., third-party marketers and advertisers who will search and analyze historical and real-time data on our platform. Our Data Partners will be able to use this data to generate and monetize data analytics, from which data partners can identify user sentiment, influence and other trends.

Specifically, our platform provides our Data Partners with the following benefits:

•	Access to Actionable Data. Our platform will enable our Data Partners to analyze and act upon data based on how users engage on our platform. This data can then serve as the foundation for applications and tools that can draw relationships between social interactions and business results, and even derive signals that predict consumer preferences.

•	Ability to Create Measurement Standards. We will provide our Data Partners with the tools and data to find the right signal for the right audience.

Revenue Model

Eventually, we expect our revenue to include the following:

•	Affiliate Commissions – When one of our users purchases a product from one of our Platform Partners or Advertisers, we will receive a percentage of the purchase price. The rate of the commissions will vary, depending on the merchant and other factors. For example, we may enter into special arrangements with Platform Partners to promote specific products, in which case the rate may be higher than the usual rate.

•	Affiliate CPC Revenue – Each time a user clicks on a button that redirects the user to the website of a Platform Partner or Advertiser, that Platform Partner or Advertiser will pay us a fee.

•	Display Advertising – Advertisers, whether or not they are Platform Partners, will pay us a fee for display ads. The rates will depend on the ad placement and frequency and are typically measured on a CPM basis (i.e., cost per 1,000 impressions).

•	Sponsored Content – Part of our strategy is to promote our website to serve as a resource for our targeted market segment and to serve as a forum where users can interact with each other. In order to achieve this goal, we will look to bring sponsored content, such as blogs or articles of interest to Moms. We will charge a fee to persons who wish to post content on our site. The fee will probably be based on a CPC pricing model.

•	Data Analytics –We have created a detailed measurement plan to regularly track and collect site data and user interactions. We plan to leverage Google Analytics as the platform and tool by which we will collect and analyze this data. This plan focuses on the analyzing the number of unique visitors per month, page views per visit, visit duration, bounce rate, and defined user conversions. We will look to sell or license this data to third party marketers and other interested parties.

Our Growth Strategy

As is typical of affiliate marketing companies, our strategy is to build brand awareness using marketing strategies that focus on our target market. See “Sales and Marketing”, below. We believe that the growth of our business will be driven by a virtuous cycle that starts with what is best for our users. We believe that growth in our user base and user engagement will be a fundamental driver to the growth of our business, and we believe that there is a significant opportunity to develop a robust user base. Growth in our user base will drive more unique content, which in turn will drive the viral, organic promotion of content on and off our properties, thereby attracting more Platform Partners, Advertisers and even Data Partners. As we attract more users, the value proposition for Platform Partners and Advertisers increases, incentivizing them to develop unique and compelling content for our platform.

In addition to our Sales and Marketing strategy, our growth strategy includes the following:

•	Add relevant and meaningful content to our website. We will expand our value proposition by adding editorial and sponsored content to www.momspot.com. This will most likely occur at first through the addition of a weblog or “Blog” section where individuals will write short articles (“Blog posts”) that are contextually relevant to our website. These may include consumer product reviews and recommendations, parenting tips, fashion and style trends, or discussions about popular culture. Initially, we will look to both syndicate articles and posts from partner content sites and use freelance writers to create exclusive content for Momspot. Eventually, we hope to build an in-house editorial team that will focus on publishing new content on the site on a weekly or daily basis.

•	Mobile Applications. We plan to develop mobile applications to increase our reach and make our service accessible to more users.

•	Product Development. We plan to continue to build and acquire new technologies to develop and improve our products and services and make our platform more valuable and accessible to people around the world.

•	Replicate the platform for other market segments. Once the initial Momspot site is complete and we have achieved a certain amount of success in acquiring user traffic and building our brand reputation, we intend to replicate the Momspot platform for different market segments (e.g., men, students, athletes, grandparents). The functionality and features of these new websites will essentially be comparable to the Momspot website, but we will create a new logo and brand identity, including color palette and UI style, that we feel will appeal to the particular new market segment we are targeting.

•	Geographic expansion. Our initial focus for Momspot is the North American market. However, eventually, we hope to create cloned websites for other geographic markets (e.g., Latin America, Asia, the Middle East and Europe). Content on these sites will be in the local language, and contain Platform Partners and Advertisers that are well known in the specific region.

•	Expand into the physical realm. Once we have built Momspot into a well-recognized consumer brand, our hope is to leverage this brand equity and expand into the physical realm by creating “brick-and-mortar” “Momspots” that will be a combination of a café, day-care and retail store. The notion is to create a physical domain where Moms can go with their babies and/or children that offers them the following value-added services:

(i)	An opportunity for Moms to meet and socialize in a relaxed and comfortable environment;

(ii)	An opportunity for children to interact with other children their own age (i.e., play dates) under proper supervision; and

(iii)	A retail destination where Moms can shop for themselves and their children (of all ages).

Acquisitions. We may also seek to acquire other businesses or assets that would enable us to expand our business. These acquisition opportunities may be in the same or complementary markets. We have neither identified any such acquisition opportunities nor can we predict the terms of any such acquisitions. We cannot assure you that we will be able to complete any acquisitions.

Sales and Marketing

As a start-up venture, sales and marketing is critical to our success. Acquisition of users, Platform Partners, and Advertisers requires significant resources, which is why we have made it such a significant part of our budget and one of the largest focuses of our business. Our annual marketing budget, $115,000 to $150,000, for each of the current and ensuing fiscal years represents the largest allocation of funds. Our goal through marketing is to build our brand popularity and reputation that will translate into heavy user traffic and engagement, and ultimately traffic and sales for Platform Partners and Advertisers. To achieve this, we have developed the following sales and marketing strategy:

•	Search Engine Marketing (SEM) – paying a search engine to display your ad when a user searches on specific keyword terms;

•	Search Engine Optimization (SEO) – optimizing site code and content such that the site URL is ranked higher in a search engines organic search results;

•	Paid advertising – paying websites or other media to display ads or sponsored content;

•	Public relations – promoting our website through various popular media channels, including television, radio, magazines and online channels (e.g. blogs, online magazines);

•	Strategic partnerships – entering into relationships with other enterprises that we believe will enhance our image, increase brand awareness or otherwise have a positive impact on our business;

•	Event Sponsorships – attending or participating in trade shows and conventions and sponsoring various events that target the Mommy Market; and

•	Viral marketing campaigns – a method of product promotion that relies on getting customers to market an idea, product or service on their own by telling their friends about the idea, product or service, usually via email or text.

With respect to acquiring Platform Partners and Advertisers, our principal strategy is to work through third parties that specialize in building affiliate networks, principally CJ Affiliate by Conversant (formerly known as “Commission Junction”), and to solicit Platform Partners and Advertisers directly. At the present time, we have approximately 20 Platform Partners, all of whom we acquired through CJ Affiliate by Conversant.

Competition

Our industry is evolving rapidly and is becoming increasingly competitive, and we cannot assure you that we will be able to compete effectively. See the sections titled “Risk Factors—If we are unable to compete effectively for users and advertiser spend, our business and operating results could be harmed” and “We will need to hire highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.” We believe the principal barriers to entry are the following:

•	acquiring a valuable domain name;

•	building a user base and a robust affiliate network; and

•	financial resources for sales and marketing.

We expect to face significant competition in all aspects of our business – for users, Platform Partners, Advertisers and also for personnel.

In general, the competitive landscape in which we operate is vast. Our competitors include traditional “brick and mortar” retailers, whether or not they have an online presence; online retailers, such as Amazon.com; and comparison shopping sites such as GoogleShop, Shopzilla and others. However, rather than view these enterprises as competitors, we prefer to treat them as potential Platform Partners. In our view, our real competitors are online comparison shopping sites that target the Mommy Market. We are aware of three such sites: www.weespring.com, www.theprowl.com and www.cricketscircle.com.

Many of our competitors and potential competitors have greater financial resources, larger user bases and longer operating histories than we do. As a result, they have a significant competitive advantage over us when it comes to attracting users, Platform Partners, Advertisers and personnel. Our ability to compete effectively will ultimately depend on many factors, some of which may not be entirely within our control. These factors include usefulness, ease of use, performance and reliability of our website; the scope and quality of the products and services offered on our website; our ability to establish and maintain relationships with Platform Partners that integrate with our platform; and our reputation and the strength of our brand.

Notwithstanding the highly competitive environment in which we will operate, we believe we will be able to compete effectively based on the following:

•	We own valuable internet real estate, technical capabilities and a unique and trademarked brand name that has the potential to become extremely popular, giving us the ability to target and attract this large and valuable market segment.

•	Our curated content and unique features, including the ability to create one’s own customizable “Momspot,” will increase user engagement and product click rates. Advertisers will want to leverage these assets to help them market their products and services to this market segment.

•	The functionality of the website will allow for better product searching, including paid search results that appear to be natural and organic leading to improved click-through rates. Natural/organic results have 10x the click-through rate compared to display ads. Additionally, our website will have unique functionality that allows users to solicit real-time product search/selection assistance from friends on Momspot or other social networks.

•	Retailers and brands targeting this market number in the thousands, and include large multi-national companies. We intend to give these merchants a risk-free channel to market their products and services to this market, acquire new traffic and customers, and have their products viewed by a larger audience.

Our belief, as described above, is based on a number of factors including our familiarity with the marketplace, management’s experience with online businesses and the success of other companies that have employed the affiliated network business model. To a lesser extent it is also based on anecdotal evidence acquired through informal surveys and discussions with users and potential users following their participation in various surveys we conducted.

We further believe that, ultimately, the growth of our business will be driven by a virtuous cycle that starts with what is best for our users. We believe that growth in our user base and user engagement will be a fundamental driver to the growth of our business, and we believe that there is a significant opportunity to develop a robust user base. Growth in our user base will drive more unique content, which in turn will drive the viral, organic promotion of content on and off our properties, thereby attracting more Platform Partners, Advertisers and even Data Partners. As we attract more users, the value proposition for Platform Partners, and Advertisers increases, incentivizing them to develop unique and compelling content for our platform.

In order to attract users, we will differentiate ourselves from other websites by focusing on the Mom, not just her babies or children. We will organize our merchandise and content according to what we believe the Mom will find informative and helpful. Our brand will emphasize this fact, and aims to be a sophisticated and fashionable shopping tool and social destination for Moms and Moms-to-be.

Ultimately, our success will depend, in part, on the scope and quality of products available through our website. Therefore, it is imperative that we build the right affiliate relationships. Our competition for Platform Partners will include other online and mobile affiliate marketing companies, as well as online retailers. Our strategy for building an affiliate network is to work through third parties that specialize in this area. To date, we have a 20 Platform Partners. We believe this number will grow rapidly once we launch our website and begin to generate traffic.

We will also face significant competition for Advertisers. Our competition for spending on advertising will include online and mobile businesses and traditional media outlets such as television, radio and print. We believe that our ability to compete effectively for advertiser spend depends upon many factors, including the size and composition of our user base; our ad targeting capabilities; the timing and market acceptance of our advertising services; our marketing and selling efforts; the return our Advertisers receive from our advertising services; and our reputation and the strength of our brand.

As we grow and need to expand our work force, we may also experience significant competition for highly skilled personnel, including senior management, engineers, designers and product managers. Our growth strategy depends in part on our ability to retain our existing personnel and add additional highly skilled employees. Competition for highly skilled personnel is intense, particularly in the New York market, where we are located, and we compete for personnel against online and mobile businesses; other companies in the technology industry; and traditional media businesses such as television, radio and print. In addition, our ability to compete effectively for highly skilled personnel will depend on our ability to foster a work environment that encourages independence, creativity and innovation; opportunities to work on challenging, meaningful and important projects; the reputation and strength of our brand; and compensation.

Finally, and perhaps most importantly, we require significant financial resources to execute our sales and marketing strategy to attract users, Platform Partners and Advertisers. At the present time, we have a limited budget for sales and marketing. Until we raise additional capital, we will rely on strategies that do not involve significant expenditures such as activating our social media presence and user network.

Technology, Research and Development

We are in the process of developing a user-friendly website with many features and functionalities that will be of value to our users, as detailed below.

Site Features

The Momspot website focuses on the following features:

•	Intuitive and simple product search: Curated content, including product content such as special promotions, and editorial content such as topical articles discussing Mom, children or general parenting issues, as well as other useful information.

•	Multi-dimensional product filtering: Giving the user the ability to filter search results by many different criteria, including by price, brand, and retailer;

•	Product specifications: Giving the user the ability to filter search results by many different criteria, including details of the selected product such as product description, price, product ratings and user reviews;

•	Product and price comparison capability: A table showing the various merchants that sell a particular product, and the price for each merchant;

•	Social integration: The ability to post and share products and reviews to social networks, including Facebook, Twitter and Pinterest;

•	Customizable area (“My Momspot”): The ability to curate content that is “followable” by other users, and where users can build a community of users with whom they can share and recommend products and interact.

Design and development of the Momspot website will focus on four main sections. These areas are:

1.	Momspot homepage and universal navigation;

2.	Product search results and filtering;

3.	Product details; and

4.	My Momspot.

“My Momspot”

The “My Momspot” section will be a place where users can customize content in order to highlight certain products they want to recommend and/or promote to their Momspot user community. Certain views of this section will be publicly viewable by all members of Momspot, and others will be viewable only to those members the user has granted access.

My Momspot will consist of six important sub-sections:

1.	My Favorites: users are able to “like” products using buttons located on the product image, which are saved to the “My Favorites” area of the My Momspot;

2.	Product Reviews: users are able to review and rate products, which are then saved to the “Reviews”;

3.	Baby Registry: users are able to flag products for a baby registry, which are saved to their “Baby Registry” section of My Momspot;

4.	Followers: users are able to see other users may be following them, access their public My Momspot, and select any of those users’ profiles in order to view the public section of that user’s My Momspot;

5.	Following: users are able to see the other Momspot users they are following, and allow any of those users to view their public My Momspot; and

6.	User Profile: this will have two functions:

a.	Create/Edit Profile: users are able to add personal information, including hometown, and age and gender of children; and

b.	Manager Alerts and Emails: users are able to manage price alerts they may set, as well as the type of frequency of email they receive from Momspot.

Site Design & Development

The site design will have a clean and sleek look and feel, with stylish colors. The user interface will be simple and intuitive, with logical high-level product categorization and navigation. The site imagery will focus on the Mom, not her baby or children, and should dominate the screen space. Moms will be youthful looking and attractive. No sponsored promotions or display/banner ads will be located on the home page.

In terms of technical development, we have organized Momspot’s functionality into the following four areas:

1.	Core:
•	Merchandise database
•	Merchandise data feed
•	User database
•	Product search
•	Product filtering
•	Product sort
•	Detailed product view
•	Product utilities (e.g. sharing, saving, emailing, etc.)

2.	Administrative:
•	Merchandise management system (MMS)
•	Content management system (CMS)
•	User analytics

3.	Value-Added Commercial Services:
	•	Promotions/sponsored products
	•	Sponsored content
	•	Display advertisements

4.	Social:
	•	My Momspot
	•	Instant message/chat

Current Progress

Since July 2013, we have achieved the following milestones in connection with our business plan:

1.	Hired three independent contractor consultants to focus on user experience (UX), website design and technical development;
2.	Created Momspot logo and brand symbol;
3.	Developed style guidelines to manage the visual identity of the brand;
4.	Analyzed user experience and developed wireframes and functional requirements for key sections of the website;
5.	Developed webpage mockups by applying the Momspot style and visual identity standards to the wireframes (i.e. skinning);
6.	Developed full webpage comps (i.e., mock-ups of web pages) as a blueprint for technical development;
7.	Began analyzing data integration solutions between an affiliate network (CJ Affiliate by Conversant) and Momspot;
8.	Began inquiring with merchants regarding their affiliate programs and compiling merchant product data
a.	We presently have 22 merchant partners whose products are contained on the site;
9.	Completed early development of search and browsing technology;
10.	Completed full version of the website for testing purposes;
11.	Published a temporary website to the URL www.momspot.com in November 2013, which allows users to get basic information about us and add their email address to our mailing list;
12.	Conducted numerous focus group sessions to get user feedback and help shape functional requirements;
13.	Released the first live version of Momspot (v1.0) to www.momspot.com on March 1 , 2014

a.	We are not promoting the current live site, but rather waiting till the release of the next version of the website with the newly designed homepage
b.	Despite this, since release more than 1,000 users have visited the site, accruing more than 2,200 page views, clicking on 213 merchant products and conducting nine sales transactions; and

14.	Began designing and developing a newly redesigned homepage and other site functionality, which is currently live in our staging environment.

Our development team, comprised of our sole employee and outside consultants, has made good progress with product development, having completed a number of phases of site design and the development of the following areas of the website:

•	Temporary public website
•	Homepage
•	User registration & login
•	Universal navigation
•	Merchant data integration
•	Product search capability
•	Product details
•	Ability to review and rate products
•	My Momspot area
o	User profile
o	Favorites view
o	Registry view
o	Follower/Following view
o	Product Reviews view

Intellectual Property

At the present time our only intellectual property consists of our name, which is trademarked, and we are the registered owner of the URL www.momspot.com. Over time, as our business matures we may develop processes, methodologies and/or technologies that we deem proprietary. We may seek to protect those rights through contractual arrangements such as confidentiality and non-disclosure agreements, assignment of invention agreements with employees and/or independent contractors, license agreements with vendors and platform partners, and/or through the filing of trademark and copyright registrations or patent applications. We cannot assure you that our efforts to protect our proprietary information and technology will be effective. We may be unable to obtain patent or trademark protection for our technologies and brands, and even if we do they may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, any patents and trademarks may be contested, circumvented or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting or otherwise violating them.

Many companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. We may, in the future, face allegations that we have infringed on or otherwise violated the patents, copyrights, trademarks, trade secrets, and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more intellectual property-related claims and litigation matters. For additional information, see the section titled “Risk Factors—We are currently, and expect to be in the future, party to intellectual property rights claims that are expensive and time consuming to defend, and, if resolved adversely, could have a significant impact on our business, financial condition or operating results.”

Government Regulation

We may be subject to a number of foreign and U.S. federal and state and laws and regulations that may involve matters central to our business. These laws and regulations may involve privacy, rights of publicity, data protection, content regulation, intellectual property, competition, consumer protection, taxation or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate.

We may also subject to federal, state and foreign laws regarding privacy and the protection of user data. Foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. We may also be affected by a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection. For example, regulation relating to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for entities processing personal information and significant penalties for non-compliance.

Employees

As of September 30, 2014, Atrinsic had no employees and Momspot had one full-time employee.

History, Background of Our Reorganization

Prior to the filing of our Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code on June 15, 2012 (the “Plan of Reorganization”), we were a marketer of direct-to-consumer subscription products and an Internet search marketing agency. We sold entertainment and lifestyle subscription products directly to consumers, which we marketed through the Internet. We also sold Internet marketing services to our corporate and advertising clients. The Plan of Reorganization was conditionally confirmed by the United States Bankruptcy Court, Southern District of New York (Case No.: 12-12553 (JMP)) on June 26, 2013 subject to the consummation of our acquisition of a 51% controlling equity interest in Momspot, which was completed on July 12, 2013. Momspot currently constitutes our only business operation. Pursuant to the Plan of Reorganization, all debt was converted to equity with the secured creditors receiving 4,600,000,000 shares, $0.000001 par value per share, of a newly created class of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and general unsecured creditors receiving an aggregate of 300,000,000 shares of common stock, $0.000001 per share (“Common Stock”). Prior to March 30, 2012, the Company was a reporting company under the Exchange Act, and filed periodic reports with the SEC. On March 30, 2012, we filed a Form 15 with the SEC, terminating our obligation to file periodic reports under Sections 13 and 15(d) of the Exchange Act.

Atrinsic, Inc. was originally incorporated under the name Millbrook Acquisition Corp. on or about February 3, 1994. On or about May 2, 2007, Millbrook Acquisition Corp. changed its name to New Motion, Inc. On or about February 4, 2008, New Motion, Inc. merged with Traffix, Inc., pursuant to which Traffix, Inc. became wholly-owned subsidiary of New Motion, Inc. On or about June 25, 2009, New Motion, Inc. changed its name to Atrinsic, Inc. Pursuant to the terms of a Membership Interest Purchase Agreement dated July 12, 2013, we acquired a 51% equity interest in Momspot in exchange for our commitment to contribute up to $165,000 of working capital to Momspot over a two-year period to fund its business development and operations. Simultaneous with the acquisition, we became a party to the Momspot, LLC Operating Agreement and the manager thereunder.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

As we have no operating history and we plan to operate in a new and unproven market, it is difficult to evaluate our future prospects and the risk that we will not be successful is heightened.

We have no operating history, which makes it difficult to effectively assess our future prospects or forecast our future results. Given our lack of any operating history and the rapidly evolving markets in which we compete, it is very difficult, if not impossible, for you to predict our future operating results. You should consider our business and prospects in light of the risks and challenges we encounter or may encounter in this developing and rapidly evolving market. These risks and challenges include our ability to, among other things:

•	attract users and generate user engagement;
•	develop strategic relationships with Platform Partners and Advertisers;
•	successfully expand our business;
•	develop a reliable, scalable, secure, high-performance technology infrastructure that can efficiently handle increased usage;
•	convince Platform Partners and Advertisers of the benefits of our platform compared to alternative forms of advertising;

•	develop and deploy new features, products and services;
•	successfully compete with other companies, some of which have substantially greater resources and market power than us, that are currently in, or may in the future enter, our industry, or duplicate the features of our products and services;
•	attract, retain and motivate talented employees, particularly engineers, designers and product managers;
•	process, store, protect and use personal data in compliance with governmental regulations, contractual obligations and other obligations related to privacy and security;
•	continue to earn and preserve our users’ trust, including with respect to their private personal information; and
•	defend ourselves against litigation, regulatory, intellectual property, privacy or other claims.

If we fail to educate potential users and potential advertisers about the value of our product offerings, if the market for our platform does not develop as we expect or if we fail to address the needs of this market, our business will be harmed. We may not be able to successfully address these risks and challenges or others. Failure to adequately address these risks and challenges could harm our business and cause our operating results to suffer.

We require additional capital to support our operations and the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

We will need additional financing to operate and grow our business. We anticipate only a modest amount of affiliate and advertising revenue over the next 12 to 24 months, which will only have a negligible impact on our future capital requirements. We estimate that our operating budget for each of the current (i.e., year ending June 30, 2015) and ensuing (i.e., year ending June 30, 2016) fiscal years is $375,000, or $750,000 in the aggregate. The largest single line items in our budget are marketing ($115,000 to $150,000 per year) and development ($80,000 to $130,000 per year), which is essentially the cost of one to two full-time equivalent software engineers and/or programmers.

In order to enable us to continue to sustain our operations until we consummate a financing, on August 15, 2014 each of our two principal stockholders loaned us $45,000, or $90,000 in the aggregate, which should provide us with sufficient working capital for an additional 90 days. We have recently begun to explore new financing opportunities.

Our ability to obtain additional financing, if and when required, will depend on investor and lender interest, our operating performance, the condition of the capital markets and other factors, and we cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

If we cannot continue as a going concern, you will lose your entire investment.

In their report in connection with our financial statements for the fiscal year ended June 30, 2014, our independent registered public accounting firm included an explanatory paragraph stating that because we have incurred net losses and have yet to establish profitable operations and other factors, there is substantial doubt as to our ability to continue as a going concern.  If we cannot continue as a going concern, your entire investment may be worthless. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain.

If we fail to develop a significant user base, or if user engagement or ad engagement on our platform do not materialize, our revenue, business and operating results may be harmed.

The size of our user base and their level of engagement will be critical to our overall success, including our financial performance. Convincing potential new users of the value of our product offering is critical to increasing our user base and to the success of our business. We are unable to predict the size of our user base or its growth rate. If the Mommy Market does not perceive our website to be useful, reliable and trustworthy, we may not be able to attract users or increase the frequency of their engagement with our platform. In addition, we cannot assure you that we will be able to maintain or sustain any level of user base or engagement. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

•	users engage with other websites or platforms as an alternative to ours;
•	influential users, such as celebrities, athletes, journalists, media outlets and brands or certain age demographics conclude that a competing website or platform is more relevant;
•	we are unable to convince potential new users of the value and usefulness of our website;
•	there is a decrease in the perceived quality of the products and services available through our website;
•	we fail to introduce new and improved products or services or if we introduce new or improved products or services that are not favorably received or that negatively affect user engagement;
•	technical or other problems prevent us from delivering products or services in a rapid and reliable manner or otherwise affect the user experience;
•	we are unable to present users with products, services or content that is interesting, useful and relevant to them;
•	users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance and prominence of ads that we display;
•	there are user concerns related to privacy and communication, safety, security or other factors;
•	we are unable to combat spam or other hostile or inappropriate usage on our platform;
•	there are adverse changes in the products or services available through our website that are mandated by, or that we elect to make, to address, legislation, regulatory authorities or litigation, including settlements or consent decrees;
•	we fail to provide adequate customer service to users; or
•	we do not maintain our brand image or our reputation is damaged.

If we are unable to attract a significant number of users or if the number of users begins to decline, this could result in our website being less attractive to potential new users as well as to Platform Partners and Advertisers, which would have a material and adverse impact on our business, financial condition and operating results.

Our revenue will depend on our ability to attract Platform Partners and Advertisers to advertise on our website.

We anticipate that, at least initially, most, if not all of our revenue will be performance-based, determined by the frequency that users click through to a Platform Partner’s or Advertiser’s website or purchase a Platform Partner’s or Advertiser’s products or services. It is unlikely that we will have long-term commitments from Platform Partners or Advertisers. In addition, Platform Partners and Advertisers may view our business experimental and unproven, and we may need to devote additional time and resources to educate them about our business. Platform Partners may not want to partner with us if they feel that user engagement with their products and services is too infrequent. Advertisers will not continue to do business with us or will reduce the prices they are willing to pay to advertise with us if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to alternatives, including online, mobile and traditional advertising platforms. Thus, our revenue could be adversely affected by a number of other factors, including:

•	decreases in user engagement with our platform;
•	our inability to demonstrate the value of partnering with us or advertising on our platform;
•	if the products available through our website are not cost-effective or valuable or if we are unable to develop cost effective or valuable advertising services for different types of Advertisers;
•	if we are unable to convince Platform Partners and Advertisers to maintain a brand presence on our website;
•	changes we may make that change the frequency or relative prominence of ads displayed on our platform or that detrimentally impact revenue in the near term with the goal of achieving long term benefits;
•	our inability to increase Advertiser demand;
•	our inability to increase the relevance of ads shown to users;
•	our inability to help Advertisers effectively target ads, including as a result of the fact that we will not collect extensive private personally identifiable information directly from our users and that we may not have real-time geographic information for all of our users;
•	decreases in the cost per ad engagement;
•	loss of advertising market share to our competitors;
•	decreases in user access of our platform;

•	if we enter into revenue sharing arrangements or other partnerships with third parties that adversely affect our relationships with current advertisers;
•	the impact of new technologies that could block or obscure the display of our ads;
•	adverse legal developments relating to advertising or measurement tools related to the effectiveness of advertising, including legislative and regulatory developments, and developments in litigation;
•	adverse media reports or other negative publicity involving us or other companies in our industry;
•	our inability to create new products and services that sustain or increase the value of our advertising services to both our Advertisers and our users;
•	the impact of fraudulent clicks or spam on our platform and our users;
•	changes in the way our advertising is priced; and
•	the impact of macroeconomic conditions and conditions in the advertising industry in general.

The occurrence of any of these or other factors could result in a reduction in demand for the products and services available through our website, which may reduce the prices we receive for our ads, either of which would negatively affect our revenue and operating results.

If we are unable to compete effectively for users, Platform Partners and Advertisers, our business and operating results could be harmed.

Competition for users will be intense. We will compete against many companies to attract and engage users, including traditional “brick and mortar” retailers that serve the Mommy Market, and online shopping sites including a number of online shopping sites that target the same market segment that we target. Most of these competitors and potential competitors have greater financial resources and substantially larger user bases than we do, such as Amazon.com, ShopStyle, Google and Cafemom, which offer a variety of Internet and mobile device-based products, services and content. For example, users can search, compare and shop using both Amazon and Google. The online affiliate marketing websites that target the Mommy Market, including www.weespring.com, www.theprowl.com and www.cricketscircle.com, tend to be smaller but nevertheless are already serving the market and, in some cases, are well-funded. As a result, our competitors may acquire and engage users at the expense of the growth or engagement of our user base, which would negatively affect our business. We may also compete against smaller companies, and companies based in foreign countries.

We believe that our ability to compete effectively for users depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance and reliability of our website compared to those of our competitors;
•	the timing and market acceptance of product available on or through our website;
•	our ability, and the ability of our competitors, to develop new products and services and to enhance existing products and services;
•	the frequency and relative prominence of the ads displayed by us or our competitors;
•	our ability to establish and maintain relationships with Platform Partners and Advertisers;
•	changes mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	government action regulating competition;
•	our ability to attract, retain and motivate talented employees, particularly engineers, designers and product managers;
•	acquisitions or consolidation within our industry, which may result in more formidable competitors; and
•	our reputation and the brand strength relative to our competitors.

We also face significant competition for Advertisers as we will be competing against online and mobile businesses, including those referenced above, as well as traditional media outlets such as television, radio and print, for advertising budgets. In order to compete effectively for advertising spend, our budget for that form of revenue must be commensurate with those of our competitors, many of which are larger companies that offer more traditional and widely accepted advertising products. In addition, some of our larger competitors have substantially broader product or service offerings and are able to leverage their relationships based on other products or services to gain additional share of advertising budgets.

We believe that our ability to compete effectively for Advertisers depends upon many factors both within and beyond our control, including:

•	the size and composition of our user base relative to those of our competitors;
•	our ad targeting capabilities relative those of our competitors;
•	the timing and market acceptance of our advertising services relative to those of our competitors;
•	our marketing and selling efforts relative to those of our competitors;
•	the pricing for products available through our website relative to the advertising products and services of our competitors;
•	the return our Advertisers receive from our advertising services, and those of our competitors; and
•	our reputation and the strength of our brand relative to our competitors.

In recent years, there have been significant acquisitions and consolidation by and among our actual and potential competitors. We anticipate that this trend of consolidation will continue, and that it will present heightened competitive challenges for our business. Acquisitions by our competitors may adversely impact our existing relationships or ability to forge new relationships with Platform Partners and Advertisers. Consolidation may also enable our larger competitors to offer bundled or integrated products that feature alternatives to our platform. A reduction in the number of our strategic relationships or an increase in our competitors’ ability to offer bundled or integrated products that compete directly with us may cause our user growth, user engagement and ad engagement to decline and Advertisers to reduce their spend with us.

If we are not able to compete effectively for users and advertiser spend, our business and operating results would be materially and adversely affected.

User growth and engagement depend upon effective interoperation with operating systems, networks, devices, web browsers and standards that we do not control.

Ultimately, we want our platform to be available across a variety of operating systems. Thus, the interoperability of our platform with popular devices, web browsers, and desktop and mobile operating systems that we do not control, such as Mac OS, Windows, Android, iOS, Chrome and Firefox will be critical to our future success. Any changes in such systems, devices or web browsers that degrade the functionality of our platform or that give preferential treatment to competitive products or services could adversely affect usage of our website. Further, if the number of operating systems for which we develop our platform expands, it will result in an increase in our operating expenses. In order to deliver high quality products and services, it is important that our platform work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because we expect that a significant percentage of our users will access our platform through mobile devices, we will be particularly dependent on the interoperability of our platform with mobile devices and operating systems. We may not be successful in developing relationships with key participants in the mobile industry or in developing or modifying our platform to operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our website, particularly on their mobile devices, our user growth and engagement could be harmed, and our business and operating results could be adversely affected.

Our operating results may fluctuate from quarter to quarter, which makes them difficult to predict.

Our quarterly operating results will likely fluctuate. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	our ability to grow our user base and the frequency and level of user engagement;
•	our ability to attract and retain Platform Partners and Advertisers;
•	fluctuations in spending by our Advertisers, including as a result of seasonality and extraordinary news events or other factors;
•	the number of product or service engagements by users, whether with Platform Partners or Advertisers;
•	the pricing of ads and products and services available on or through our website;
•	the development and introduction of new products or services or changes in features of existing products or services;
•	the impact of competitors or competitive products and services;
•	our ability to maintain or increase revenue;
•	our ability to maintain or improve gross margins and operating margins;
•	increases in research and development, marketing and sales and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	stock-based compensation expense;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs;

•	system failures resulting in the inaccessibility of our website;
•	breaches of security or privacy, and the costs associated with remediating any such breaches;
•	adverse litigation judgments, settlements or other litigation-related costs, and the fees associated with investigating and defending claims;
•	changes in the legislative or regulatory environment, including with respect to security, privacy or enforcement by government regulators, including fines, orders or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	seasonal factors;
•	changes in U.S. generally accepted accounting principles; and
•	changes in global business or macroeconomic conditions.

We have incurred significant operating losses in the past, and we may not be able to achieve or subsequently maintain profitability.

Since emerging from bankruptcy in July 2013, we have incurred significant operating losses. As of June 30, 2014, we had an accumulated deficit of approximately $1,079,000. We believe that our future revenue growth will depend on, among other factors, our ability to attract users, Platform Partners and Advertisers; increase user engagement and ad engagement; increase our brand awareness; compete effectively; maximize our sales efforts; demonstrate a positive return on investment for Advertisers; and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

•	our technology infrastructure;
•	research and development for our products and services;
•	sales and marketing;
•	domestic and international expansion efforts;
•	attracting and retaining talented employees;
•	strategic opportunities, including commercial relationships and acquisitions; and
•	general administration, including personnel costs and legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business.

If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Our business depends on continued and unimpeded access to our website by our users. If we or our users experience disruptions in Internet service or if Internet service providers are able to block, degrade or charge for access to our website, we could incur additional expenses and the loss of users.

We depend on the ability of our users to access the Internet seamlessly and at relatively low cost. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers and operating system providers, any of whom could take actions that degrade, disrupt or increase the cost of user access to our website, which would, in turn, negatively impact our business. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws or practices limiting Internet neutrality, could decrease the demand for, or the use of, our website, increase our cost of doing business and adversely affect our operating results. We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity and security to us and our users. As the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the Internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our operating results.

In order to remain competitive and continue to attract users, Platform Partners and Advertisers, we will need to develop new products and services. If we fail to so, we may not be able to generate revenue or increase our revenue base.

Our ability to increase the size and engagement of our user base, attract advertisers and generate revenue will depend in part on our ability to create successful new products and services, both independently and in conjunction with third parties. In the future, we may invest in new products, services and initiatives to generate revenue, but there is no guarantee these approaches will be successful. We may not be successful in future efforts to generate revenue from our new products or services. If our strategic initiatives do not enhance our ability to monetize our existing products and services or enable us to develop new approaches to monetization, we may not be able to maintain or grow our revenue or recover any associated development costs and our operating results could be adversely affected. We cannot assure you that we will be able to improve or enhance our existing platform or develop or offer new products and services.

Spam could diminish the user experience on our platform, which could damage our reputation and deter our current and potential users from using our products and services.

“Spam” refers to a range of abusive activities that are prohibited by our terms of service and is generally defined as unsolicited, repeated actions that negatively impact other users with the general goal of drawing user attention to a given account, site, product or idea, misleading links (e.g., to malware or click-jacking pages) or other false or misleading content, adding users to lists and sending invitations. Our terms of service also prohibit the creation of serial or bulk accounts, both manually or using automation, for disruptive or abusive purposes. Spam detracts from the user experience. Accordingly, we will need to devote considerable resources to combat spam on our platform. Our actions to combat spam require the diversion of significant time and focus of our engineering team from improving our products and services. If spam increases on our platform, it could hurt our reputation for delivering relevant content or reduce user growth and user engagement and result in continuing operational cost to us.

If we fail to effectively manage our growth, our business and operating results could be harmed.

In order to compete successfully, we must make substantial investments to expand our operations, research and development, sales and marketing and general and administrative capabilities. We will face significant competition for employees, particularly engineers, designers and product managers, from other Internet and high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we will need to offer highly competitive compensation packages. As we grow, we run the risk of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and we must also face the challenges of integrating, developing and motivating a rapidly growing employee base. In addition, we may not be able to innovate or execute as quickly as a smaller, more efficient organization. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our operational and financial goals and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

In addition, as we grow, we may need to significantly expand our operating lease commitments. Maintaining our platform and website will be costly and we expect our expenses to increase in the future as we broaden our user base and increase user engagement, as the number of users who visit our website increase and as we develop and implement new features, products and services that require more infrastructure. In addition, we expect our operating expenses, such as our research, development, sales and marketing expenses, will grow rapidly as our business expands. Rapid growth could also strain our ability to maintain reliable service levels for our users, develop and improve our operational, financial, legal and management controls, and enhance our reporting systems and procedures. As a public company we will incur significant legal, accounting, insurance and other expenses that we would not incur as a private company. Our expenses may grow faster than our revenue, and our expenses may be greater than we anticipate. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

We will need to hire highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

Our future success will depend upon our ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers and product managers. Our ability to execute efficiently depends on contributions from our employees, in particular our senior management team. We do not have employment agreements with any of our existing employees, and we do not maintain key person life insurance for any of our existing employees. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires which we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed.

Our growth strategy also depends on our ability to attract, hire and retain highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Competition for highly skilled personnel is intense, particularly in the New York market where we are based. We may need to invest significant amounts of cash and equity to attract and retain new employees and we may never realize returns on these investments. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

Our business and operating results may be harmed by a disruption in our service, or by our failure to timely and effectively scale and adapt our existing technology and infrastructure.

As an Internet company, we will inevitably experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failure, capacity constraints due to an overwhelming number of people accessing our products and services simultaneously, computer viruses and denial of service or fraud or security attacks. We will rely on third-party hosting services, who may or may not have their own data centers. Accordingly, in the event of a significant issue at the data center supporting most of our network traffic, our website may become inaccessible to the public or the public may experience difficulties accessing our website. Any disruption or failure in our infrastructure could hinder our ability to handle existing or increased traffic on our platform, which could significantly harm our business.

As the number of users increases and as user engagement on our website increases, we may be required to expand and adapt our technology and infrastructure to continue to reliably service the increased traffic to and content on our website. It may become increasingly difficult to maintain and improve the performance of our website, especially during peak usage times, as our product offerings become more complex and user traffic increases. In addition, we cannot assure you that we will be able to increase our data center infrastructure to meet user demand in a timely manner, or on favorable economic terms. If our users are unable to access Momspot or we are not able to make information available rapidly on Momspot, users may seek other channels to obtain the information, and may not return to Momspot or use Momspot as often in the future, or at all. This would negatively impact our ability to attract users and advertisers and increase engagement of our users. We expect to continue to make significant investments to maintain and improve the capacity, capability and reliability of our infrastructure. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and infrastructure to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

If we are unable to maintain and promote our brand, our business and operating results may be harmed.

We believe that maintaining and promoting our brand is critical to expanding our base of users and Advertisers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable and innovative website, which we may not do successfully. We may introduce new features, products, services or terms of service that users, Platform Partners or Advertisers do not like, which may negatively affect our brand. Additionally, the actions of Platform Partners may affect our brand if users do not have a positive experience using third-party applications or websites integrated with Momspot or that make use of Momspot content. Our brand may also be negatively affected by the actions of users that are hostile or inappropriate to other people, by users impersonating other people, by users identified as spam, by users introducing excessive amounts of spam on our platform or by third parties obtaining control over users’ accounts. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

Negative publicity could adversely affect our business and operating results.

Negative publicity about our company, including about the quality and reliability of our platform, changes to our platform, privacy and security practices, litigation, regulatory activity, the actions of our users or user experience with our platform, even if inaccurate, could adversely affect our reputation and the confidence in and the use of our platform. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our user base and result in decreased revenue, which could adversely affect our business and operating results.

Our future performance depends in part on support from Platform Partners and Advertisers.

We believe user engagement with our website will depend, in large part, on the availability of products and services from our Platform Partners and, to a lesser extent, from our Advertisers. The availability of products and services depends on Platform Partners’ perceptions and analysis of the relative benefits of partnering with us. If Platform Partners focus their efforts on other platforms, business may suffer. We cannot assure you that our Platform Partners will continue to offer products and services through our website. If Platform Partners cease to offer products and services through our website, user engagement may decline. In addition, we expect to generate revenue from licensing our historical and real-time data to third parties. If any of these relationships are terminated or not renewed, or if we are unable to enter into similar relationships in the future, our operating results could be adversely affected.

We will focus on product innovation and user engagement rather than short-term operating results.

We intend to focus on improving the user experience with our platform and on developing new and improved products and services for our platform. We will prioritize innovation and the user experience on our platform over short-term operating results. We anticipate that some of our decisions may reduce our short-term operating results although they may be consistent with our goals to improve the user experience and performance for Platform Partners and Advertisers and to improve our operating results over the long term. These decisions may not be consistent with the short-term expectations of investors and may not produce the long-term benefits that we expect, in which case our user growth and user engagement, our relationships with Platform Partners and Advertisers, and our business and operating results could be harmed. In addition, our focus on the user experience may negatively impact our relationships with our existing or prospective Platform Partners and/or Advertisers. This could result in a loss of Platform Partners and/or Advertisers, which could harm our revenue and operating results.

Our platform may contain undetected software errors, which could harm our business and operating results.

Our platform will incorporate complex software and we will encourage employees to quickly develop and help us launch new and innovative features. Our software may contain errors, bugs or vulnerabilities. Some errors in our software code may only be discovered after the product or service has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of users, loss of Platform Partners, loss of Advertisers or advertising revenue, or liability for damages, any of which could adversely affect our business and operating results.

User trust regarding privacy is important to the growth of users and the increase in user engagement on our platform, and privacy concerns relating to our products and services could damage our reputation and deter current and potential users and advertisers from using Momspot.

Privacy and the integrity of personal information is a major issue for Internet users. Any publicity relating to the disclosure and/or unauthorized use of personal information or other privacy-related matters of our users, even if unfounded, could damage our reputation, cause us to lose users and advertisers, and adversely affect our operating results. While our goal is to comply with applicable data protection laws and regulations, as well as our own posted privacy policies and other obligations we may have with respect to privacy and data protection, the failure or perceived failure to comply may result in negative publicity and damage to our reputation and brand, each of which could cause us to lose users, Platform Partners or Advertisers, which could have an adverse effect on our business. Any systems failure or compromise of our security that results in the unauthorized access to or release of personal information or data relating to our users, Platform Partners or Advertisers could significantly limit user engagement, as well as harm our reputation and brand and, therefore, our business. We expect to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of products and services we offer and increase the size of our user base.

If our security measures are breached, or if our website is subject to attacks that degrade or deny the ability of users to access our website, our website may be perceived as not being secure, users may curtail or stop using our website and our business and operating results could be harmed.

Our products and services involve the storage and transmission of personal information and data relating to users, and security breaches expose us to a risk of loss of this information, litigation and potential liability. We may experience cyber-attacks of varying degrees on a regular basis, and as a result, unauthorized parties may obtain access to our data or that of our users. Our security measures may also be breached due to employee error, malfeasance or otherwise. Additionally, outside parties may attempt to fraudulently induce employees and/or users to disclose sensitive information in order to gain access to our data or our users’ data or accounts, or may otherwise obtain access to such data or accounts. Since our users, may establish and maintain online identities on our website, use of these identities may damage their reputations and brands as well as ours. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation and a loss of confidence in the security of our website that could have an adverse effect on our business and operating results. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed; we could lose users, and, as a result, Platform Partners and Advertisers; and we may also incur significant legal and financial exposure, including legal claims and regulatory fines and penalties. Any of these actions could have a material and adverse effect on our business, reputation and operating results.

We may face lawsuits or incur liability as a result of content published or made available on our website.

We may face claims relating to products and services that are made available on or through our website. In particular, the nature of our business exposes us to claims related to intellectual property rights and personal injury torts. The law relating to the liability of providers of online products or services for activities of their users remains somewhat unsettled, both within the United States and internationally. In addition, the public nature of communications on our network exposes us to risks arising from the creation of impersonation accounts intended to be attributed to our users, Platform Partners or Advertisers. We could incur significant costs investigating and defending these claims. If we incur costs or liability as a result of these events occurring, our business, financial condition and operating results could be adversely affected.

We have limited intellectual property rights. However, we believe the intellectual property rights we do have are valuable, and if we don’t protect them effectively the value of our products, services and brand could be adversely affected.

At the present time, our only intellectual property rights include our name – Momspot – and our domain name – www.momspot.com. These rights are important as, in our view, they provide some protection against copycats. In order to protect these rights, we rely on trademark, trade dress, domain name and copyright laws. Effective protection of trademarks and domain names is expensive and difficult to maintain, both in terms of application and registration costs as well as the cost of defending and enforcing those rights. We may be required to protect our rights in an increasing number of countries, a process that is expensive and may not be successful or which we may not pursue in every country in which our products and services are distributed or made available.

We may also rely on non-patented proprietary information and technology, such as trade secrets, confidential information, know-how and technical information. To protect this type of intellectual property we may rely on a combination of trade secret laws as well as confidentiality and license agreements with employees, consultants and other third parties. Even if we enter into agreements with employees and third parties that place restrictions on the use and disclosure of this intellectual property, these agreements may be breached or this intellectual property may otherwise be disclosed or become known to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property.

Significant impairments of our intellectual property rights and limitations on our ability to assert our intellectual property rights against others could harm our business and our ability to compete. Also, obtaining, maintaining and enforcing our intellectual property rights are costly and time consuming. Various events outside of our control pose a threat to our intellectual property rights as well as our products, services and technologies. For example, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our products and services are available. Also, the efforts we have taken to protect our existing intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. We cannot assure you that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We may, in the future, become party to intellectual property rights claims that are expensive and time consuming to defend, and, if resolved adversely, could have a significant adverse impact on our business, financial condition or operating results.

Unlike most other Internet and technology companies, we do not own or possess significant intellectual property rights. In order to build our website, we are relying on existing technologies for which we obtained licenses to the extent necessary. Nevertheless, we cannot assure you that we will not be a targeted for claims of violating the intellectual property rights of others. Many Internet and technology companies that own large portfolios of patents, trademarks, trade names and copyrights frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. Many of these companies are substantially larger than we are and have significantly greater financial and human resources than we do, which could make us a target for litigation as we may not be able to assert counterclaims against parties that sue us for patent or other intellectual property infringement. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert claims in order to extract value from technology companies. Further, from time to time we may introduce new products and services, including in areas where we currently do not have an offering, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. In addition, some of our agreements with Advertisers, Platform Partners and Data Partners may require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Advertisers, Platform Partners and Data Partners may also discontinue use of our products, services and technologies as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business.

There may be intellectual property or other rights held by others, including issued or pending patents, that cover significant aspects of our products and services, and we cannot be sure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. Any claim or litigation alleging that we have infringed or otherwise violated intellectual property or other rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of our management and technical personnel. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights. If we are required, or choose, to enter into royalty or licensing arrangements, such arrangements may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of the technology. The development or procurement of alternative non-infringing technology could require significant effort and expense or may not be feasible. An unfavorable resolution of the disputes and litigation referred to above could adversely affect our business, financial condition and operating results.

We will rely, in part, on Internet search engines and application marketplaces to drive traffic to our platform, and if we fail to appear high up in the search results or rankings, traffic to our platform could decline and our business and operating results could be adversely affected.

We will depend, in part, on Internet search engines, such as Google, Bing and Yahoo!, to drive traffic to our website. For example, when a user types an inquiry into a search engine, we rely on a high organic search result ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high organic search result rankings is not within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. For example, Google has integrated its social networking offerings, including Google+, with some of its products, including search, which has negatively impacted the organic search ranking of our webpages. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ SEO efforts are more successful than ours, the growth in our user base could slow. Based on our knowledge of how search engines work and experiences of other websites, we expect our website to also experience fluctuations in search result rankings, which could adversely impact the number of users visiting our website. Any reduction in the number of users directed to our mobile applications or website through application marketplaces and search engines could harm our business and operating results.

In the future, should we develop a mobile application for momspot.com, we will rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our mobile applications. In the future, Apple, Google or other operators of application marketplaces may make changes to their marketplaces which make access to our platform more difficult.

More people are using devices other than personal computers to access the Internet and new platforms to produce and consume content. We need to develop and promote the adoption of our mobile applications, and our business and operating results may be harmed if we are unable to do so.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as net books and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. Our business and operating results may be harmed if we fail to develop mobile applications or users do not install our mobile application when they change or upgrade their mobile device. At the present time, we do not have the capital to develop a mobile application, which could be detrimental to our competitive position. In addition, as new devices and platforms are continually being released, users may consume content in a manner that is more difficult to monetize. It is difficult to predict the problems we may encounter in adapting our products and services and developing competitive new products and services that are compatible with new devices or platforms. If we are unable to develop products and services that are compatible with new devices and platforms, or if we are unable to drive continued adoption of our mobile applications, our business and operating results may be harmed.

Natural disasters, including earthquakes, fire, power outages, floods and other catastrophic events, and man-made problems, such as acts of terrorism could have a material adverse impact on our operations.

A significant natural disaster, such as an earthquake, fire, flood or significant power outage, could have a material adverse impact on our business, operating results, and financial condition. In October 2012, Super Storm Sandy caused major damage along the Atlantic Coast, including New York City. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problem at our data centers could result in lengthy interruptions to our services. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be inadequate. Given the start-up nature of our business, we do not yet have a disaster recovery plan nor do we carry business interruption insurance to compensate us for the potentially significant losses, including the potential harm to our business, which may result from interruptions in our ability to provide our products and services.

We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan.

Our management team for financial reporting, specifically, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls.  At June 30, 2014, because of the inability to sufficiently test the effectiveness of remediated internal controls, we concluded that our internal control over financial reporting was not effective. At June 30, 2014, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weakness in our internal control over financial reporting that continued to exist. Until we are able to test the operating effectiveness of remediated internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of the Company’s various financing agreements.

Risks Related to Ownership of Our Common Stock

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, our bylaws, and Delaware law contain or will contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and our amended and restated bylaws will include provisions:

•	authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•	limiting the liability of, and providing indemnification to, our directors and officers;
•	limiting the ability of our stockholders to call and bring business before special meetings;
•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and
•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such 15% or greater stockholder.

Any provision of our amended and restated certificate of incorporation, our bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

While shares of our common stock are quoted on the OTC Pink, an active trading market for our common stock may never develop or be sustained.

Our common stock is quoted on the OTC Pink, an interdealer electronic quotation system operated by OTC Markets Group, Inc. under the symbol “ATRNQ”. However, we cannot assure you that an active trading market for our common stock will develop on the OTC Pink or elsewhere, or, if developed, that any market will be sustained. An illiquid trading market could make it more difficult for investors to sell their shares and could also adversely impact the market price.

The market price of our common stock may be volatile, and you could lose all or part of your investment.

Since there has not been a public offering for our stock, we are unable to predict the price at which shares of our common stock will trade or the volume that will trade. In addition, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

The market price of our common stock may fluctuate substantially and will depend on a number of factors many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you pay for the shares. Factors that could cause fluctuations in the market price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of technology stocks;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•	sales of shares of our common stock by us or our stockholders;
•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products or services;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

In making your investment decision, you should understand that we have not authorized any other party to provide you with information concerning us or our business.

You should carefully evaluate all of the information in this annual report. We have not authorized any other party to provide you with information concerning us or our business.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline. At the present time, we are not aware of any analysts who plan to follow our stock.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

We are subject to the “penny stock” rules, which could adversely affect the trading volume and market price of our shares.

Trades of our common stock are subject to the “penny stock” rules promulgated by the SEC under the Exchange Act, which imposes certain requirements on broker/dealers who sell securities subject to the rules to persons other than established customers and accredited investors. For transactions covered by the rules, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has other rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on a national securities exchange, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity for our common stock. As a result of the foregoing, investors may find it difficult to sell their shares.

ITEM 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We do not own or rent any real property as all of our administrative functions, principally accounting, are outsourced to third parties. Momspot is headquartered in Boynton Beach, Florida.

Item 3. Legal Proceedings

At the present time we are not involved in nor are we are aware of any potential material legal proceedings, claims or government investigations. Future litigation may be necessary, among other things, to defend ourselves, our platform partners and our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Securities.

Market Information

Our common stock is quoted on the OTC Pink tier of the OTC Markets Group (the “OTC”) under the symbol “ATRN”.  The following table sets forth, for the periods indicated and as reported on the OTC, the high and low bid prices for our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2013(1)
First Quarter	$0.03	*
Second Quarter	0.01	*
Third Quarter	0.02	*
Fourth Quarter	*	*

2014(1)
First Quarter	*	*
Second Quarter	*	*
Third Quarter	*	*
Fourth Quarter	*	*

* Less than $0.01 per share

(1) The prices for the fiscal years ended June 30, 2013 and 2014 are actual sale prices because the bid price information was not available.

Holders

As of September 30, 2014, there were 333 holders of record of our common stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.

Dividends

We have not declared or paid any dividends and do not intend to pay any dividends in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

In February 2014, we granted options, each with an exercise price of $.002 per share, for an aggregate of 275,000,000 shares of our common stock to our officers and directors for services.  All of the options immediately vested on the date of grant and expire on the fifth anniversary of the grant date. The options were granted in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereunder.

Pursuant to the Plan of Reorganization approved in July 2013, we issued 300,000,000 shares of our common stock to our former unsecured creditors in satisfaction of our then existing obligations to them and 4,600,000,000 shares of our Series A Convertible Preferred Stock to our former secured creditors. The issuance of these shares was exempt from the registration requirements of the Securities Act, pursuant to section 1145 of the Bankruptcy Code and section 3(a)(10) of the Securities Act.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of June 30, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders – Stand Alone Option Grants	275,000,000	$.002	N/A
Total	275,000,000	$.002	N/A

The options reflected in the table above were granted in February 2014 to our officers and directors for services and are exercisable for an aggregate of 275,000,000 shares of our common stock at an exercise price of $.002 per share. All of the options immediately vested on the date of grant and expire on the fifth anniversary of the grant date. The options were granted in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereunder.

Item 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

This Management’s Discussion and Analysis of Financial Condition and Plan of Operation section analyzes the major elements of our consolidated balance sheets, statement of operations and statement of cash flows. This section should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report.

Historical Background

We were originally incorporated under the name Millbrook Acquisition Corp., on or about February 3, 1994. In May, 2007, Millbrook Acquisition Corp. changed its name to New Motion, Inc. In February, 2008, New Motion, Inc. merged with Traffix, Inc., pursuant to which Traffix, Inc. became a wholly-owned subsidiary of New Motion, Inc. In June, 2009, New Motion, Inc. changed its name to Atrinsic, Inc. Prior to our bankruptcy filing in 2012, we were a marketer of direct-to-consumer subscription products and an Internet search-marketing agency. We sold entertainment and lifestyle subscription products directly to consumers, which we marketed through the Internet. We also sold Internet marketing services to our corporate and advertising clients. However, by early 2012, we had suspended all operation of these businesses. In addition, until March 30, 2012, we were a reporting company under the Exchange Act and filed periodic reports with the SEC. On March 30, 2012, we filed a Form 15 with the SEC, terminating our obligation to file periodic reports under Sections 13 and 15(d) of the Exchange Act.

On June 15, 2012, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code and terminated all remaining employees. Since then we have been managed by several outside legal and financial professionals. In June 2013, the United States Bankruptcy Court, Southern District of New York confirmed our Plan of Reorganization subject to our acquisition of a 51% controlling equity interest in Momspot, which was completed on July 12, 2013. Pursuant to the terms of a Membership Interest Purchase Agreement, we acquired a 51% equity interest in Momspot in exchange for our commitment to contribute up to $165,000 of working capital to Momspot over a two-year period to fund its business development and operations. Simultaneous with the acquisition, we became a party to the Momspot Operating Agreement and the manager thereunder. Momspot is a development stage company whose goal is to be the premier specialty retail affiliate marketing company targeting women between the ages of 24 and 45 who are either mothers or expecting their first child. Momspot current constitutes our only business operation.

Pursuant to the Plan of Reorganization, all outstanding debt was converted to equity with the secured creditors receiving 4,600,000,000 shares, $0.000001 par value per share, of our Series A Convertible Preferred Stock, general unsecured creditors receiving an aggregate of 300,000,000 shares of our Common Stock, par value $0.000001 per share, and pre-bankruptcy petition common stockholders having their pre-bankruptcy shares exchanged for an aggregate of 100,000,000 shares of Common Stock.

As of July 12, 2013, we adopted fresh start accounting in accordance with ASC 852. As a result, we are deemed a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 12, 2013 are not comparable with the financial statements for periods after July 12, 2013. Operating activities between July 1, 2013 and July 11, 2013 were insignificant.

Results of Operations

We have had no operations since May 2012. We have no revenue.

For the period from July 12, 2013 to June 30, 2014, we incurred a loss from operations of approximately $975,000. It can be primarily attributed to stock-based compensation expense ($274,909) as a result of the options issued in February 2014; insurance expenses of approximately $83,000; and professional expenses of approximately $517,000 related to legal services, consulting services and accounting services. During the period, we recorded $204,000 of professional fees related to a post confirmation liquidation plan and approximately $49,000 of net loss attributable to non-controlling interest.

Liquidity and Capital Resources

We continually project anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. In accordance with the Plan of Reorganization, all of our pre-bankruptcy filing accounts payable were converted into equity, which has a favorable impact on liquidity. As of June 30, 2013, we had cash of approximately $717,000 and negative working capital of approximately $17,226,000. As of June 30, 2014, we had cash of approximately $101,000 and working capital deficit of approximately $71,000. During the period from July12 to June 30, 2014, we used approximately $790,000 of cash for operations, which included payments to legal and accounting professionals, payments to consultants to develop our website, insurance, business licensing fees, stock-based compensation expenses and other administrative expenses. This accounted for the total decrease in cash for the period.

We anticipate only a modest amount of affiliate and advertising revenue over the next 12 to 24 months, which will only have a negligible impact on our future capital requirements. As such, we need to raise additional capital to cover our budgeted operating and capital expenditures. Our operating budget for each of the current (i.e., year ending June 30, 2015) and ensuing (i.e., year ending June 30, 2016) fiscal years is $375,000, or $750,000 in the aggregate. The largest single line items in our budget are marketing ($115,000 to $150,000 per year) and development ($80,000 to $130,000 per year), which is essentially the cost of one to two full-time equivalent software engineers and/or programmers.

In order to enable us to continue to sustain our operations until we consummate a financing, on August 15, 2014 each of our two principal stockholders loaned us $45,000, or $90,000 in the aggregate, which should provide us with sufficient working capital for an additional 90 days. We have recently begun to explore new financing opportunities.

Going Concern

We intend to finance operating activities through:

•	managing current cash on hand; and
•	seeking additional funds raised in the future.

Our financial statements for the year ended June 30, 2014 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long term plans.

We need to raise additional capital to cover our budgeted operating and capital expenditures. If our capital raising efforts are not successful, we might not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we not able to continue as a going concern.

Plan of Operations

Business Overview

Since emerging from bankruptcy, we are a development stage company in the process of developing an online affiliate marketing and comparison shopping site targeting the Mommy Market. Our website, www.momspot.com, will aggregate thousands of consumer retail products from dozens of retailers and market these products to the Mommy Market. Our website will offer basic e-commerce functionality, including product search and browsing, product search filtering, and detailed product specifications. Users will also have the ability to share their thoughts and impressions about the products they choose either via email or social networks of which they are a member, and will also be able to save specified products to their customizable “My Momspot”, which they can view or share at a later time. Users will also have the ability to cultivate a network of other Momspot users, or invite new individuals to become members of Momspot, which provides a forum for users to interact with each other and to provide personal product recommendations and reviews.

We are presently using CJ Affiliate by Conversant, formerly known as Commission Junction, to build our network and to source product data from various merchants and to manage our relationships and affiliate commissions generated from these merchants. We have already secured affiliate relationships with approximately 29 merchants. We are also a member of a second affiliate network, although we have not yet activated this data feed. Finally, we also plan to enhance and supplement our product database by working with an existing comparison shopping website.

We released the first live version of Momspot (v1.0) to www.momspot.com on March 1, 2014. We are not promoting the current live site, nor implementing any marketing effort as this release was used primarily for testing purposes, allowing us to gauge Momspot’s organic user acquisition capabilities in addition to allowing us to analyze the efficacy of our site design and layout by measuring user interaction with various website elements and pages.

Despite the absence of any promotional activity, since its release more than 1,800 users visited our website, accruing more than 4,000 page views, clicking on 639 merchant products and conducting 12 sales transactions.

In May 2014, we released version 2.0 of the Momspot website, which contains a newly redesigned homepage and other site functionality. Based on site testing and user feedback, we devised a number of homepage design changes that we anticipate will improve user engagement and bring more value to our user base. These changes include reducing the height and size of the primary homepage image and to add tabbed navigation underneath the primary homepage image that allows for immediate product browsing and filtering. We also added new tabs that will allow users to immediately view products that we have curated based on child age and product importance, products that are most popular among our users, products that are on sale or have been discounted, as well as provide immediate access to the users’ My Momspot area and to our editorial and blog content.

Simultaneously with the release of Version 2.0, we activated our marketing strategy to maximize the site publicity and public awareness of this new release. These strategies include:

1.                      Activating Momspot’s four main social networks on Facebook, Twitter, Pinterest and Google+ through frequent posts of products and content that all link to the Momspot website;

2.                      Paid Search, also referred to as Search Engine Marketing (SEM), via the major search engines Google and Bing;

3.                      Activating paid advertising via social media channels;

4.                      Hiring a public relations firm to help us get placed in popular magazines and other publications;

5.                      Sponsoring local and national events and trade shows, such as the Biggest Baby Shower in NYC, MommyCon, Brooklyn Baby Expo, etc.;

6.                      Sponsoring contests that are marketed to Momspot users for which prizes may include a paid baby shower or baby reveal party; and

7.                      Encouraging the Momspot user network to share products and make posts on their social networks, as well as to host Momspot-sponsored events.

We anticipate significant growth in users and increased revenues as a result of the release of Version 2.0. However, with this increase in site usage, we will require the support of additional resources to ensure consistent operational readiness of the website.

Development Milestones

Upcoming development milestones include:

•	Devise development strategy for release 3.0. We are also in the process of devising a development strategy for building out the components to be included in the next version of the website (release 3.0), which include the following four initiatives:

1.           Partnering with an existing comparison shopping company in order to leverage their merchant product database, product attribution and taxonomy. We are in advanced discussions with a number of comparison shopping engines, including PriceGrabber, Shopping.com, and Pronto.com, to use their existing product database to enhance and supplement our existing product database that is currently procured through our integration with CJ Affiliate by Conversant. This will require the development of a new back-end data solution that will integrate with the comparison shopping site we select, as well as a tool to administer an additional layer of intelligence that allows us to assign additional product attributes and display logic to products procured from this new source. This new data back-end would allow us to provide our users highly curated buying guides that recommend products users may need given their life circumstances, motherhood stage, and age of children.

2.           Seamlessly integrating a blog and editorial area into the website. We plan to add a new blog section onto our website that will seamlessly integrate a Wordpress blog via a link from the Momspot website. The design of the blog will mimic the Momspot style guidelines, and will include email integration such that users who have opted in receive email notifications of new blog posts. This initiative includes the identification of potential content partners and bloggers with whom Momspot will work in order to procure content. This may take the form of either a syndication partnership, where we will wither pay specific bloggers or content sites in order to syndicate specific posts on the Momspot website or a freelance agreement with specific bloggers to write exclusive content for Momspot.

•	Version 3.0 Development and Testing. Development of release 3.0 initiatives will be done by a different web development resource than the one that worked on version 1.0. As with version 1.0 and 2.0, there will be extensive development testing to ensure functionality has been built properly and data is being presented properly. Moreover, there will be user acceptance testing (UAT) performed by real users in order to determine the efficacy and usability of site features. Possible feature and functionality changes may occur as a result of this testing.

Human Resources

Momspot has only one employee — Barry Eisenberg — who serves as its chief executive officer. Mr. Eisenberg is responsible for the day-to-day management of all aspects of Momspot, which includes identifying and hiring contractors, managing our financial matters, devising and implementing the marketing strategy, procuring and managing affiliate relationships, conducting market research and focus group testing, website testing, communicating with investors, and overseeing contractors work including design and development of the website.

Third-party contractors are utilized to assume the following critical roles:

1.	Defining user experience and functional requirements
2.	User interface and brand design
3.	Front and back-end web development
4.	Legal
5.	Accounting

Eventually, we hope to hire full-time individuals to assume these critical roles.

•	Human Resources. Our most urgent need at the moment is to hire a full-time technical resource that has full-stack website development experience and can both develop website code as well as manage other development resources. It is preferable that this person be located in New York City where we are currently located. Until this individual is hired, development and deployment of new website releases is at risk of being significantly delayed. At this time, we do not have the financial resources to hire this type of individual.

•	Ongoing Site Support and Maintenance. In addition to performing and managing larger development projects, we require a technical resource who can provide on-going technical support and site maintenance to ensure operational readiness at all times. As is common with websites, minor issues may arise that require someone with technical expertise to resolve. Having an individual with technical skills available to the company 24x7, with an expectation of quick turnaround, will be essential to ensure the uninterrupted operation of our website. In the near-term, if we cannot hire a full-time resource, this role will be outsourced to a third party service provider.

Financing – Capital Needs

Momspot was initially capitalized with $165,000 of which approximately $105,000 has been used by Momspot through June 30, 2014 for website design and development, website infrastructure and hosting services, management compensation and legal and accounting fees. Although www.momspot.com went live in March 2014, to date we have had no meaningful revenues. Moreover, we anticipate only a modest amount of affiliate and advertising revenue over the next 12 to 24 months, which will only have a negligible impact on our future capital requirements.

Our operating budget for each of the current (i.e., year ending June 30, 2015) and ensuing (i.e., year ending June 30, 2016) fiscal years is $375,000, or $750,000 in the aggregate. The largest single line items in our budget are marketing ($115,000 to $150,000 per year) and development ($80,000 to $130,000 per year), which is essentially the cost of one to two full-time equivalent software engineers and/or programmers.

In order to enable us to continue to sustain our operations until we consummate a financing, on August 15, 2014, each of our two principal stockholders loaned us $45,000, or $90,000 in the aggregate, which should provide us with sufficient working capital for an additional 90 days. Each loan evidenced by a secured promissory note bearing interest at the rate of 5.0% per annum. The entire original principal amount of the note and all accrued and unpaid interest thereon is due and payable on July 31, 2015. We have recently begun to explore additional financing options.

We need to raise additional capital to cover our budgeted operating and capital expenditures. If the capital raising efforts are not successful, we might not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we not be able to continue as a going concern.

Data Analytics

As with all commercial websites, understanding users’ behaviors and interaction with the site is important to know in order to optimize the site layout and design to ensure maximum user engagement and conversion rates. Conversions include any ‘high-value’ actions made by users on the site – e.g. clicking the “Shop Now” button, sharing products via social networks, etc. We have created a detailed measurement plan to regularly track and collect site data and user interactions in order to make recommendations for site enhancements in order to optimize user interaction. We plan to leverage Google Analytics as the platform and tool by which we will collect and analyze this data.

This plan focuses on the analyzing the number of unique visitors per month, page views per visit, visit duration, bounce rate, and defined user conversions. Presently, we have defined the following as user conversions:

•	User registration
•	“Shop Now” button click
•	Product share via social button
•	Product share via email
•	User profile completion
•	Product save
•	Product review
•	Price alert setup

We will implement a regular process by which we analyze the data collected through this data measurement plan, and then make recommendations for site tweaks/enhancements based on this analysis. We may conduct A/B testing as a result of these recommendations, or simply make the changes directly to a single instance of the production environment and then analyze the data of the modified site against the previous results.

Contractual Arrangements

We do not have any material contractual relationships.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Significant Accounting Policies

We have identified significant accounting principles that affect our consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

Fresh Start Accounting. Effective July 12, 2013 (the “Effective Date”), we adopted fresh start accounting and reporting in accordance with FASB ASC 852. We are required to apply the provisions of fresh start reporting to our financial statements, as the holders of our voting shares pre-bankruptcy received less than 50% of our voting shares post-bankruptcy and the reorganization value of our assets immediately before the date of confirmation was less than the post-petition liabilities and allowed claims. We determined that our fair value on the Effective Date was zero. Fresh start reporting generally requires resetting the historical net book value of assets and liabilities to fair value as of the effective date by allocating the entity’s enterprise value as set forth in the Reorganization Plan to its assets and liabilities pursuant to accounting guidance related to business combinations. The financial statements as of the Effective Date report our results with no beginning retained earnings or accumulated deficit. Thus, any presentation after the Effective Date represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods. The unaudited condensed consolidated financial statements for periods ended prior to the Effective Date do not include the effect of any changes in capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. In accordance with FASB ASC 852, our pre-emergence charges to earnings of $778,000, recorded as reorganization items result from certain costs and expenses relating to the Reorganization Plan becoming effective, including the cancellation of certain debt upon issuance of new equity.

Principles of Consolidation. The consolidated financial statements include the accounts of all majority and wholly-owned subsidiaries and significant intercompany balances and transactions have been eliminated. The ownership of more than 50% of the voting stock of an entity creates a subsidiary. The financial statements of the parent and subsidiary are consolidated for reporting purposes.

Use of Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Audit Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, fair value of stock options granted, forfeiture rate of equity based compensation grants, probable losses associated with pre-acquisition contingencies, income taxes and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates. Macroeconomic conditions may directly, or indirectly through our business partners and vendors, impact our financial performance and available resources. Such conditions may, in turn, impact the aforementioned estimates and assumptions.

Cash and Cash Equivalents. We consider all highly liquid instruments with a maturity of less than three months when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short-term maturity of these instruments.

Fair Value Measurement. The fair value of Momspot was determined based on valuation performed by management, which took into consideration, where applicable, cash received , market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors.

Earnings (Loss) Per Share. Basic earnings per share (“EPS”) is computed by dividing reported earnings by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, of the potential issuance of additional shares of common stock as a result of the exercise or conversion of dilutive securities, using the treasury stock method. Potential dilutive securities include outstanding stock options and warrants.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. We elected to adopt this ASU effective with its Registration Statement on Form 10 filed with SEC on July 2, 2014. The adoption resulted in the removal of previously required developmental stage disclosures.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of ASU 2014-15 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements

Our consolidated financial statements required by this item are set forth beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. The design of any system of controls also is based in part on certain assumptions regarding the likelihood of certain events, and there can no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Given these and other inherent limitations of control systems, these are only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2014 and identified the following material weaknesses in our internal control over financial reporting:

•	A system of internal controls (including policies and procedures) has neither been designed nor implemented;

•	A formal, internal accounting system has not been implemented; and

•	Segregation of duties in the handling of cash, cash receipts, and cash disbursements has not been formalized and, as a result, we have relied heavily on management review controls to lessen the issue of segregation of duties.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than consequential.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our directors and executive officers as of October 1, 2014. To the best of our knowledge, none our directors or executive officers have an arrangement or understanding with any other person pursuant to which he was selected as a director or officer. There are no family relationships between any of our directors or executive officers. Our executive officers are appointed by and serve at the pleasure of the board of directors.

Name	Age	Position

Edward Gildea	63	Chief Executive Officer and Director
Jonathan Schechter	40	Director
Barry Eisenberg	36	Chief Executive Officer of Momspot, LLC
David Horin	46	Chief Financial Officer

Edward Gildea. Mr. Gildea was appointed as a director in February 2014 and as our chief executive officer as of March 1, 2014. From January 2006 until June 2013, Mr. Gildea was the CEO, President, and Chairman of the Board Of Directors of Converted Organics Inc., a publicly held company that manufactures organic fertilizer by recycling food waste. He is currently a member of the board of directors of WPCS International Inc. (NASDAQ:WPCS) (wireless communications and Bitcoin exchange) and Worlds Inc. (QTCBB:WDDD) (Intellectual Property gaming software). Mr. Gildea is a practicing attorney. He received his undergraduate degree from The College of the Holy Cross and his law degree from Suffolk University. Mr. Gildea contributes expertise in areas of mergers & acquisitions, strategic planning, funding, business development and executive leadership to the Board.

Jonathan Schechter. Mr. Schechter was appointed as a director in February 2014. He currently serves as Director of Investment Banking at Chardan Capital Markets, LLC, a middle-market full-service investment banking and brokerage firm. During his time at Chardan, Mr. Schechter has been lead investment banker in a wide variety of transactions including public stock offerings, private placements and mergers and acquisitions. Mr. Schechter joined Chardan Capital Markets, LLC in 1998. Beginning in 1999, Mr. Schechter worked as a corporate associate for Brian Cave LLP where he specialized in representing investors and investment banks in capital market transactions. Mr. Schechter also represented and advised numerous public companies in all aspects of corporate law. From 2005-2007 Mr. Schechter served as general counsel to a hedge fund. Mr. Schechter graduated from Duke University, cum laude, with an AB in political science and graduated from Fordham Law School with a JD and is licensed to practice in the State of New York. Mr. Schechter contributes expertise in areas of corporate governance, mergers and acquisitions and investment banking to the Board.

Barry Eisenberg. Mr. Eisenberg is the founder of Momspot and has served as its chief executive officer since July 2012. From October 2008 through July 2012, Mr. Eisenberg was a vice president in the Acquisitions and Investment Management unit of Mubadala Development Company, a prestigious sovereign wealth fund and strategic investment firm of the Government of Abu Dhabi, with more than $50bn AUM. In this role, Mr. Eisenberg was responsible for the acquisition and investment management of private equity assets that deliver both financial returns and long-term social benefits to the Emirate of Abu Dhabi. Mr. Eisenberg was also the Head of the firm’s Portfolio Analytics group, responsible overseeing the development of the investment and portfolio performance analytics and reporting capabilities for the entire firm. From January 2004 through August 2007, Mr. Eisenberg was a product manager in the Equity Research group at Morgan Stanley, working as part of team responsible for developing an analytic platform to institutionalize a proprietary accounting and valuation framework across the firm’s businesses. Mr. Eisenberg received an M.B.A. in Finance and International Business from the Lawrence Zicklin School of Business at City University New York, and an Honors B.A. in Managerial Economics in 2008 and B.S. minor in Computer Science from Union College in Schenectady, NY.

David Horin. Mr. Horin was appointed our Chief Financial Officer in March 2014. Mr. Horin is the President and Founder of Chord Advisors, LLC, an advisory firm that provides targeted financial solutions to public companies, which he founded in 2012. From March 2008 to June 2012, Mr. Horin was the Chief Financial Officer of Direct Markets Holdings Corp. (f/k/a Rodman & Renshaw Capital Group, Inc.), a full-service investment bank dedicated to providing corporate finance, strategic advisory, sales and trading and related services to public and private companies across multiple sectors and regions. From March 2003 through March 2008, Mr. Horin was the Managing Director of Accounting Policy and Financial Reporting at Jefferies Group, Inc., (NYSE Symbol: JEF), a full-service global investment bank and institutional securities firm focused on growth and middle-market companies and their investors. Prior to his employment at Jefferies Group, Inc., from 2000 to 2003, Mr. Horin was a Senior Manager in KPMG’s Department of Professional Practice in New York, where he advised firm members and clients on technical accounting and risk management matters for a variety of public, international and early growth stage entities. Mr. Horin has a Bachelor of Science degree in Accounting from Baruch College at the City University of New York. Mr. Horin is also a certified public accountant.

None of the directors or executive officers are related by blood, marriage or adoption.

CORPORATE GOVERNANCE AND BOARD COMMITTEES

Director Independence

As a non-listed company, we are not subject to the rules regarding director independence. Nevertheless, the Board has determined that Jonathan Schechter is independent as that term is defined in the listing standards of the NASDAQ. Generally a director is considered independent as long as he or she does not have a relationship with us or management that would interfere with the exercise of independent judgment in carrying out the director’s responsibilities.

In determining director independence, the Board considered the compensation paid to Mr. Schechter for the year ended June 30, 2014, disclosed in “Director Compensation” below, and determined that such compensation was for services rendered to the Board and therefore did not impact his ability to continue to serve as independent directors.

Board Committees

Our Board has the authority to appoint committees to perform certain management and administrative functions. As of the date of this Annual Report, given the limited number of directors, our Board has not yet re-established any committees. However, we expect that our Board will appoint new directors in the future and once the Board has been expanded, we anticipate that the Board will again establish separate audit, compensation and nominating and corporate governance committees and may, from time to time, establish other committees it deems appropriate.

Code of Ethics

We have adopted a Code of Ethics (the “Code of Ethics”), which applies to all directors, officers and employees. A copy of the Code of Ethics is available on our web site under the heading “Investor Quick Facts.” We intend to make available on our web site any future amendments or waivers to our Code of Ethics within four business days after any such amendments or waivers.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below sets forth the compensation earned by our current and former Chief Executive Officers for the fiscal years ended June 30, 2014 and 2013. They were the only executive officers whose compensation exceeded $100,000 during our last fiscal year ended June 30, 2014 (the “named executive officer”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	All other Compensation ($)	Total ($)

Edward Gildea, Chief Executive Officer (1)	2014	$14,000	$-	$-	$99,959	$-	$113,959

Sebastian Giordano,	2014	$80,000	$-	$-	$124,964	$-	$204,964
Chief Executive Officer (2)	2013	$105,000	$-	$-	$-	$6,777	$111,777

_____________

(1)	Mr. Gildea was appointed Chief Executive Officer effective March 1, 2014

(2)	In June 2012, Mr. Giordano was appointed as our Chief Restructuring Officer in connection with our Chapter 11 Bankruptcy reorganization. Mr. Giordano was appointed as our Chief Executive Officer in July 2013 pursuant to the confirmation of our Chapter 11 Reorganization Plan. He resigned as chief executive officer effective as of March 1, 2014.

(3)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 4 of our financial statements, included elsewhere in this report.

As of the date of this Report, we were not aware of any pledges of Common Stock which may at a subsequent date result in a change in control of the Company.

Employment Contracts

We are not a party to any employment agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the named executive officer as of June 30, 2014.

Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable		Option Exercise Price ($)	Option Expiration Date

Edward Gildea	2014	50,000,000	(3)	0.002	February 11, 2019
Chief Executive		50,000,000	(4)	0.002	February 28, 2019
Officer(1)

Sebastian Giordano,	2014	125,000,000	(5)	0.002	February 11, 2019
Chief Executive
Officer(2)

(1)	Mr. Gildea was appointed Chief Executive officer effective March 1, 2014.

(2)	In June 2012, Mr. Giordano was appointed as our Chief Restructuring Officer in connection with our Chapter 11 Bankruptcy reorganization. Mr. Giordano was appointed as our Chief Executive Officer in July 2013 pursuant to the confirmation of our Chapter 11 Reorganization Plan. He resigned as chief executive officer effective as of March 1, 2014.
(3)	Awarded on February 11, 2014.
(4)	Awarded on February 28, 2014.
(5)	Awarded on February 11, 2014.

Compensation of Directors

The following table provides compensation information for the year ended June 30, 2014 for each of the independent members of the Board.

Name	Fees Earned or Paid in Cash	Option Awards ($)
(a)	($)	(1)	Total ($)
Jonathan Schechter(2)	-	49,986	49,986

(1)	Represents stock option awards to purchase 50,000,000 shares of our common stock. Valuation is based on ASC Topic 718. The assumptions underlying valuation of equity awards are set forth in note 11 to financial statements included elsewhere in this report.
(2)	At June 30, 2014, Mr. Schechter held a stock option to purchase 50,000,000 shares of our common stock at an exercise price of $ .002 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common stock as of September 30, 2014. The number of shares in the table represents the number of shares of common stock owned by:

•	each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock under outstanding shares of Series A Preferred Stock, warrants, convertible notes or options currently exercisable or exercisable within 60 days of September 30, 2014 are deemed outstanding for purposes of computing the percentage ownership of the person holding such preferred stock, warrants, convertible notes or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding at September 30, 2014. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

The information presented in this table is based on 400,000,000 shares of our common stock outstanding on September 30, 2014. Unless otherwise indicated, the address of each of the named executive officers and directors and 5% or more stockholders named below is c/o Atrinsic, Inc., 65 Atlantic Avenue, Boston, Massachusetts 02110.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class

Edward Gildea, Chief Executive Officer and Director	100,000,000	(1)	20.00%
Jonathan Schechter, Director	50,000,000	(2)	11.11%
All directors and executive officers as a group (3 persons)	150,000,000	(3)	27.27%
5% Stockholders:
Sebastian Giordano	125,000,000	(4)	23.81%
Hudson Bay Capital Management LP. (5)(7)	44,395,067	(7)	9.99%
Iroquois Capital Management LLC (6)(7)	44,395,067	(7)	9.99%
469 Holdings LLC (8)	22,693,437		5.67%
Brilliant Digital Entertainment Altent, Inc.(9)	62,519,414		15.63%
Google, Inc.(10)	100,047,815		25.01%
MediaNet Digital, Inc. (11)	20,071,696		5.02%

____________________

(1)	Consists of 100,000,000 shares of common stock issuable under currently outstanding options.
(2)	Consists of 50,000,000 shares of common stock issuable under currently outstanding options.
(3)	Consists of an aggregate of 150,000,000 shares of common stock issuable under currently outstanding options.
(4)	Consists of 125,000,000 shares of common stock issuable under currently outstanding options. Mr. Giordano resigned as chief executive officer effective March 1, 2014.

(5)	Hudson Bay Capital Management LP (the “Investment Manager”) serves as the investment manager to Hudson Bay Master Fund Ltd. (the “HB Fund”), in whose name the reported securities are held, and may be deemed to be the beneficial owner of all shares of common stock held by the HB Fund. The principal business address of the Investment Manager and the HB Fund is 777 Third Avenue, 30th Floor, New York, New York 10017.
(6)	Iroquois Capital Management LLC, a Delaware limited liability company (“Iroquois”) serves as the investment adviser that provides investment advisory services to Iroquois Master Fund Ltd. (the “Iroquois Fund”), in whose name the reported securities are held, may be deemed to be the beneficial owner of all shares of common stock held by the Iroquois Fund. The principal business address of Iroquois in 641 Lexington Avenue 26th Floor, New York, New York 10022.

(7)	Consists of shares of common stock issuable upon conversion of shares of Series A Convertible Preferred Stock held by such stockholder. Hudson Bay Capital Management L.P. owns 2,312,834,301 shares of the Series A Convertible Preferred Stock and Iroquois Capital Management LLC owns 2,287,165,699 shares of the Series A Convertible Preferred Stock. Excludes the number of shares of common stock issuable upon conversion of all the shares of Series A Preferred Stock held by the stockholder in excess of 44,395,067 because of the “Beneficial Ownership Cap” limitation applicable to all shares of Series A Preferred Stock pursuant to which the holder thereof does not have the right to convert shares of Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the holder thereof, or any of its affiliates and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act, of more than 9.99% of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion.
(8)	The address of 469 Holdings LLC is: c/o Belkin Burden Wenig & Goldman, Attn: S. Stewart Smith, Esq. 270 Madison Avenue, New York, NY 10016.
(9)	The address of Brilliant Digital Entertainment Altent, Inc. is: 12711 Ventura Blvd., Suite 210, Studio City, CA 91604.
(10)	The address of Google, Inc. is: PO Box 39000, San Francisco, CA 94139.
(11)	The address of MediaNet Digital, Inc. is: 1697 Broadway, 10th Floor, New York, NY 10019.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Corporate Governance

The Board has adopted a resolution that, in the future, any transactions between us and another person or entity who is deemed to be an “affiliate” or a related party must be approved by a majority of our disinterested directors.

Transactions with Related Persons

Pursuant to the terms of a Membership Interest Purchase Agreement dated July, 2013, we acquired a 51% equity interest in Momspot in exchange for our commitment to contribute up to $165,000 of working capital to Momspot over a two-year period to fund its business development and operations. Simultaneous with the acquisition, we became a party to the Momspot, LLC Operating Agreement and the manager thereunder. B.E. Global LLC, an entity controlled by Barry Eisenberg, owns the remaining 49% of the equity interest in Momspot.

Pursuant to a Letter of Agreement dated August 1, 2013 with Chord Advisors, LLC (“Chord”) we engaged Chord to provide us with accounting policy and financial reporting and bookkeeping services. Further, as of July 1, 2014, David Horin, one of the principals of Chord, assumed the role of our principal accounting officer. The Letter of Agreement has a term of twelve months and provides for us to pay to Chord: (i) $500 per month for our basic accounting functionality and $500 per month for Momspot’s basic accounting functionality; (ii) a flat fee of $7,500 for services rendered in connection with the preparation of our Registration Statement on Form 10 filed July 2, 2014; and (iii) $6,000 per month upon the commencing September 1, 2014, the effective date of the Form 10 Registration Statement.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Marcum, LLP, for the fiscal years ended June 30, 2014 and 2013 are as follows:

(a)	Audit Fees

2014

The aggregate fees incurred during fiscal 2014 for Marcum, LLP, our principal accountant, were $51,000, covering the audit of our annual financial statements and the review of our financial statements for the nine months ended March 31, 2014.

2013

The aggregate fees incurred during fiscal 2013 for Marcum, LLP, our principal accountant, were $60,000, covering the audit of our annual financial statements and the review of our financial statements for fiscal year 2013 and 2012.

(b)	Audit-Related Fees

There were no audit-related fees billed by Marcum, LLP, our principal accountant during fiscal 2014.

(c)	Tax Fees

There were no tax fees billed by our principal accountants in fiscal 2014.

(d)	All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during fiscal 2014.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with Marcum, LLP, our principal accountant, in advance. In addition the Audit Committee approved tax services (as described above) provided by Marcum, LLP. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

The percentage of hours expended on audit by persons other than our principal accountant’s full time, permanent employees, did not exceed 50%.

Item 15. Financial Statements and Schedules and Exhibits

(a)	1. Financial Statements - See the Index to Consolidated Financial Statements below, beginning on page F-1.
2. Financial Statement Schedules – See (c) below.
3. Exhibits – See (b) below.

(b)	Exhibits

Exhibit Numbers	Description
2.1	Second Amended Plan of Reorganization, dated March 7, 2013†
2.2	Order Confirming Second Amended Plan of Reorganization, dated June 26, 2013†
3.1(a)	Amended and Restated Certificate of Incorporation filed on July 9, 2013†
3.1(b)	Certificate of Designations, Series A Convertible Preferred Stock filed on July 9, 2013†
3.1(c)	Certificate of Correction of Certificate of Designations of Series A Convertible Preferred Stock filed on October 29, 2013†
3.2	By-Laws(1)
10.1	Form of Option Agreement between the Company and each of Edward Gildea, Sebastian Giordano, and Jonathan Schechter†
10.2**	Consulting Agreement between the Company and Chord Advisors LLC†
10.3	Momspot Membership Interest Purchase Agreement entered into as of July 12, 2013†
10.4	Momspot Operating Agreement entered into as of July 12, 2013†
10.5	Momspot Contribution Agreement entered into as of July 12, 2013†
10.6	Lock-up Agreement among Atrinsic, Inc. and each of the holders of the Series A Preferred Stock, effective as of July 12, 2013†
10.7	Form of Indemnification Agreement†
10.8	Amended and Restated Promissory Note dated February 11, 2014 issued by the Company to Hudson Bay Master Fund Ltd.†
10.9	Amended and Restated Promissory Note dated February 11, 2014 issued by the Company to Iroquois Master Fund Ltd.†
10.10	Security Agreement dated February 11, 2014 by and among the Company, Iroquois Master Fund Ltd, and Hudson Bay Master Fund Ltd.†
10.11	Promissory Note dated August 15, 2014 issued by the Company to Hudson Bay Master Fund Ltd. †

10.12	Promissory Note dated August 15, 2014 issued by the Company to Iroquois Master Fund Ltd. †

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
32.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act *
101.INS	XBRL Instance Document (2)
101.CAL	XBRL Taxonomy Extension Schema Document (2)
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

† Filed as an Exhibit to our Registration Statement on Form 10, dated July 2, 2014 and as amended August 18, 2014, and incorporated hereunder by reference.

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

** This exhibit is a management contract or compensatory plan or arrangement.

*€ Filed herewith.

(1) Filed on June 10, 2005 as Exhibit 3.4 to the Registration Statement on Form 10-SB and incorporated herein by reference.

(2) Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(c)	Financial Statement Schedules - No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRINSIC, INC.

Date: October 14, 2014	By:	/s/ EDWARD GILDEA
	Name:	Edward Gildea
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD GILDEA	Chief Executive Officer and Director,	October 14, 2014
Edward Gildea	(Principal Executive Officer)

/s/ DAVID HORIN	Chief Financial Officer	October 14, 2014
David Horin	(Principal Financial Officer)

/s/ JONATHAN SCHECHTER	Director	October 14, 2014
Jonathan Schechter

INDEX TO FINANCIAL STATEMENTS

Atrinsic, Inc.

Years Ended June 30, 2014 and 2013 (audited)

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets - June 30, 2014 (Successor Company) and 2013 (Predecessor Company)	F-3
Consolidated Statements of Operations for the periods from July 12, 2013 to June 30, 2014 (Successor Company), Eleven Days ended July 11, 2013 (Predecessor Company), and Year Ended June 30, 2013 (Predecessor Company)	F-4
Consolidated Statements of Stockholders’ Equity/Deficiency for the periods from July 12, 2013 to June 30, 2014 (Successor Company), Eleven Days ended July 11, 2013 (Predecessor Company), and the Years Ended June 30, 2013and 2012 (Predecessor Company)	F-5
Consolidated Statements of Cash Flows for the periods from July 12, 2013 to June 30, 2014 (Successor Company), Eleven Days ended July 11, 2013 (Predecessor Company), and the Years Ended June 30, 2013	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Atrinsic, Inc.

We have audited the accompanying consolidated balance sheets of Atrinsic, Inc. (the “Company”) as of June 30, 2014 (Successor Company) and 2013 (Predecessor Company), and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the periods from July 12, 2013 to June 30, 2014 (Successor Company), eleven days ended July 11, 2013 (Predecessor Company), and the year ended June 30, 2013 (Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrinsic, Inc. as of June 30, 2014 (Successor Company) and 2013 (Predecessor Company), and the results of its operations and its cash flows for the periods from July 12, 2013 to June 30, 2014 (Successor Company), eleven days ended July 11, 2013 (Predecessor Company), and the year ended June 30, 2013 (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, on June 26, 2013, the Company emerged from Chapter 11 and on July 12, 2013 adopted fresh start accounting. The Company has continued to incur net losses through June 30, 2014 and have yet to establish profitable operations. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ Marcum LLP

Marcum llp

New York, NY

October 14, 2014

ATRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	Successor Company	Predecessor Company
	June 30,	June 30,
	2014	2013
ASSETS
Current assets
Cash	$101	$717
Prepaid insurance	144	237
Total current assets	245	954

Property and equipment (net of accumulated depreciation of $0)	1	-
Total assets	$246	$954

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$138	$15,566
Accrued interest expense - stockholders	3	-
Notes payable	-	2,614
Total current liabilities	141	18,180
Notes payable - due to stockholders	175	-
Total liabilities	316	18,180

COMMITMENTS AND CONTINGENCIES	-	-

Shareholders' deficit:
Series A convertible preferred stock, $0.000001 par value, 5,000,000,000 shares authorized, 4,600,000,000 shares issued and outstanding at June 30, 2014; no shares issued or outstanding at June 30, 2013; ( Liquidation preference 20,700,000 as of June 30, 2014)	5	-
Common stock, $.000001 par value, 100,000,000,000 shares authorized, 400,000,000 shares issued and outstanding at June 30, 2014; par value $0.01, 100,000,000 authorized and outstanding at June 30, 2013.	-	1,000
Additional paid-in capital	1,053	182,281
Common stock, held in treasury, at cost, 0 and 681,509 shares at June 30, 2014 and June 30, 2013, respectively	-	(4,981)
Accumulated deficit	(1,079)	(195,526)
Shareholders' deficit attributed to Atrinsic, Inc.	(21)	(17,226)

Non-controlling interest	(49)	-
Total shareholders' deficit	(70)	(17,226)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$246	$954

The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Successor Company	Predecessor Company
	For the period from July 12, 2013 to	For the period from July 1, 2013 to	For the year ended
	June 30,	July 11,	June 30,
	2014	2013	2013
Revenues	$-	-	$85

Operating expenses
General and administrative	$975	-	$758
Total operating expenses	975	-	758
Loss from operations	(975)	-	(673)

Other income (expenses)
Other income	59	-	-
Interest expenses - stockholders	(3)	-	-
Other expenses	(5)	-	(133)
Net loss before reorganization items	(924)	-	(806)

Reorganization items
Gain on reorganization, net	-	778	-
Legal and professional fees	(204)	-	(221)
Total reorganization items	(204)	778	(221)
Net (loss) income	(1,128)	778	(1,027)

Less: net loss attributable to non-controlling interest	(49)	-	-
Net (loss) income attributable to Atrinsic	$(1,079)	$778	$(1,027)

Net loss per share attributable to Atrinsic common stockholders
Basic	$(0.00)	$0.01	$(0.01)
Diluted	$(0.00)	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	400,000,000	100,000,000	100,000,000
Diluted	400,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(Dollars in thousands, except share data)

	Convertible				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interest	Equity (Deficiency)
Balance at June 30, 2012 (Predecessor Company)	-	$-	100,000,000	$1,000	$182,250	$(194,513)	$14	681,509	$(4,981)	$-	$(16,230)
Net loss	-	-	-	-	-	(1,027)	-	-	-	-	(1,027)
Foreign currency translation adjustment	-	-	-	-	-	14	(14)	-	-	-	-
Capital infusion	-	-	-	-	31	-	-	-	-	-	31
Balance at June 30, 2013 (Predecessor Company)	-	$-	100,000,000	$1,000	$182,281	$(195,526)	$-	681,509	$(4,981)	$-	$17,226
Cancellation of predecessor company common stock	-	-	(100,000,000)	(1,000)	-	-	-	-	-	-	(1,000)
Elimination of predecessor company capital in excess of par	-	-	-	-	(182,281)	-	-	-	-	-	(182,281)
Elimination of predecessor company accumulated deficit	-	-	-	-	-	195,526	-	-	-	-	195,526
Elimination of predecessor company treasury stock	-	-	-	-	-	-	-	(681,509)	4,981	-	4,981
Issuance of predecessor company convertible preferred stock	4,600,000,000	5	-	-	-	-	-	-	-	-	5
Issuance of predecessor company common stock			400,000,000		-	-	-	-	-	-	-
Gain from reorganization	-	-	-	-	-	778	-	-	-	-	778
Elimination of predecessor company accumulated deficit	-	-	-	-	778	(778)	-	-	-	-	-
Balance at July 11, 2013 (Predecessor Company)	4,600,000,000	$5	400,000,000	$-	$778	$-	$-	-	$-	$-	$783
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	-	(49)	(49)
Net loss attributable to Atrinsic	-	-	-	-	-	(1,079)	-	-	-	-	(1,079)
Stock-based compensation	-	-	-	-	275	-	-	-	-	-	275
Balance at June 30, 2014 (Successor Company)	4,600,000,000	$5	400,000,000	$-	$1,053	$(1,079)	$-	-	$-	$(49)	$(70)

The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30,

(Dollars in thousands)

	Successor Company	Predecessor Company
	For the periods from July 12, 2013 to	For the period from July 1, 2013 to	Fiscal year ended
	June 30,	July 11,	June 30,
	2014	2013	2013
Cash flows from operating activities
Net income (loss)	$(1,079)	$778	$(1,027)

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	(49)	-	-
Non-cash reorganization items	-	(778)	-
Accrued interest on notes payable	3	-	-
Stock-based compensation	275	-	-
Changes in operating assets and liabilities of business, net of acquisitions:
Accounts receivable, net	-	-	308
Prepaid insurance	93	-	207
Other non-current assets	-	-	487
Accounts payable, excluding reorganization items	(33)	-	(292)
Other long-term liabilities	-	-	(7)
Net cash used in operating activities	(790)	-	(324)

Cash flows from investing activities
Proceeds from sale of fixed assets	-	-	15
Purchase of property and equipment	(1)	-	-
Net cash (used in) provided by investing activities	(1)	-	15

Cash flows from financing activities
Proceeds from issuance of note payable	175	-	-
Capital infusion	-	-	31
Net cash provided by financing activities	175	-	31

Net decrease in cash	(616)	-	(278)
Cash at beginning of period	717	717	995
Cash at end of period	$101	$717	$717

Supplemental reorganization items
Payment for reorganization items	$-	$-	$221
Income taxes paid	$-	-	-
Interest paid	$-	-	-

 The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

NOTE 1 – NATURE OF OPERATIONS

Prior to filing Chapter 11 on June 15, 2012, the Company was a direct marketing company based in the United States. The Company had two main service offerings: (i) transactional services; and (ii) Subscription services. Transactional services offered full service online marketing and distribution services which were targeted and measurable online campaigns and programs for marketing partners, corporate advertisers, or their agencies, generating qualified customer leads, online responses and activities, or increased brand recognition. Subscription services offered a portfolio of subscription based content applications direct to users working with wireless carriers and other distributors.

On June 15, 2012, the Company filed Chapter 11 in the United States Bankruptcy Court in Southern District of New York (Case No. 12-12553). As of that date, the Company terminated all remaining employees, and ceased its normal business operations.

The Company emerged from Chapter 11 on June 26, 2013, at which time the Plan of Reorganization was conditionally confirmed by the United States Bankruptcy Court, Southern District of New York. The confirmation was subject to the consummation of the Company’s acquisition of a 51% controlling interest in Momspot LLC (“Momspot”), which was subsequently completed on July 12, 2013 (“Emergence Date”). Momspot’s goal is to be the premier specialty retail affiliate marketing company targeting women between the ages of 24 and 45 who are either mothers or expecting their first child. The Emergence Date was the date the Company adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, the financial statements on or prior to July 12, 2013 are not comparable with the financial statements for periods after July 12, 2013.

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION

The Company intends to finance its activities through:

•	managing current cash on hand,
•	seeking additional funds raised in the future,

The Company’s financial statements for the year ended June 30, 2014 indicate there is substantial doubt about its ability to continue as a going concern as the Company is dependent on its ability to retain short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the Company’s long term plans. The Company continually projects anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. In accordance with the Plan of Reorganization, most of the Company’s accounts payable were converted into Equity, which had a favorable impact on liquidity. As of June 30, 2014, the Company had cash of approximately $101, and a working capital deficit of approximately $71 including note payable to stockholders due July 2015. During the period from July 12, 2013 through June 30, 2014, the Company used approximately $790 of cash for operations. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.

The Company needs to raise additional capital to cover its budgeted operating and capital expenditures. If the capital raising efforts are not successful, the Company might not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be not able to continue as a going concern. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The ownership of more than 50% of the voting stock of an entity creates a subsidiary. The financial statements of the parent and subsidiary are consolidated for reporting purposes.

The consolidated financial statements include the accounts of all majority and wholly-owned (“Momspot”) subsidiaries and significant intercompany balances and transactions have been eliminated.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to fair value of stock options granted and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates. Macroeconomic conditions may directly, or indirectly through the Company’s business partners and vendors, impact the Company’s financial performance and available resources. Such conditions may, in turn, impact the aforementioned estimates and assumptions.

Cash

For the purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less when purchased to be cash.

Property and Equipment

Property and equipment consist of computer hardware, software and office equipment as of June 30, 2014. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from three to fifteen years.

Stock-Based Compensation

The Company records stock based compensation in accordance with ASC 718. In estimating the grant date fair value of stock option awards and performance based restricted stock, the Company uses the Black Scholes option pricing model and other binomial pricing models where appropriate. The key assumptions for these models to derive fair value include expected term, rate of risk free returns and volatility. Information about the Company’s specific award plans can be found in Note 5.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740, deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company adopted an accounting standard which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This standard provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return.

Fair Value Measurement

The fair value of Momspot, which was not material, was determined based on valuation performed by Management, which took into consideration, where applicable, cash received , market participant inputs, estimated cash flows based on entity specific criteria, purchase multiples paid in other comparable third-party transactions, market conditions, liquidity, operating results and other qualitative and quantitative factors.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2014 and June 30, 2013, because such securities are anti-dilutive, are as follows:

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

	As of June 30,
	2014	2013
Convertible preferred shares	4,600,000,000	4,600,000,000
Options to purchase common stock	275,000,000	-
Total	4,875,000,000	4,600,000,000

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Therefore, preferred shares are classified as stockholders’ equity. The preferred shares are not mandatorily redeemable and has no conditional redemption features.

Research and Development Costs

Research and development costs are charged to operations as incurred. During the period from July 12, 2013 to June 30, 2014, the total research and development expenses were approximately $42 for web design, infrastructure, graphic and content development.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company reduces credit risk by placing its cash with major financial institutions. At times, such amounts may exceed federally insured limits.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company elected to adopt this ASU effective with its Registration Statement on Form 10 filed with SEC on July 2, 2014. The adoption resulted in the removal of previously required developmental stage disclosures.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2014-15 on the consolidated financial statements.

NOTE 4 - FRESH START ACCOUNTING

On July 12, 2013, the Company adopted fresh start accounting and reporting in accordance with Topic ASC 852. The Company was required to apply the provisions of fresh start reporting to its financial statements, as the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and the reorganization value of the Predecessor Company’s assets immediately before the date of confirmation was less than the post-petition liabilities and allowed claims.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

Fresh start reporting generally requires resetting the historical net book value of assets and liabilities to fair value as of the Effective Date by allocating the entity’s enterprise value as set forth in the Reorganization Plan to its assets and liabilities pursuant to accounting guidance related to business combinations. The financial statements as of the Effective Date report the results of the Successor Company with no beginning retained earnings or accumulated deficit. Any presentation of the Successor Company represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods. The unaudited condensed consolidated financial statements for periods ended prior to the Effective Date do not include the effect of any changes in capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

In accordance with ASC Topic 852, the Predecessor Company’s pre-emergence charges to earnings of $778, recorded as reorganization items result from certain costs and expenses relating to the Reorganization Plan becoming effective, including the cancellation of certain debt upon issuance of new equity.

Methodology, Analysis and Assumptions

The Company determined that the fair value of the Company (“Reorganization Value”) on the Effective date to be minimal.

The Company’s valuation was based upon a discounted cash flow methodology, which included a calculation of the present value of expected un-levered after-tax free cash flows reflected in the Company’s long-term financial projections, including the calculation of the present value of the terminal value of cash flows, and supporting analysis that included a comparison of selected financial data of the Company with similar data of other publicly held companies comparable to ours in terms of end markets, operational characteristics, growth prospects and geographical footprint. The Company also considered precedent transaction analysis but ultimately determined there was insufficient data for a meaningful analysis.

	July 12, 2013
	Predecessor Company	Reorganization Adjustments		Successor Company
ASSETS
Current assets
Cash and cash equivalents	$717	$-		$717
Prepaid expenses and other current assets	237			237
Total current assets	954	-		954
TOTAL ASSETS	$954	$-		$954

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,566	$(15,395	)2)	$171
Note payable	2,614	(2,614	)3)	-
Total current liabilities	18,180	(18,009)		171
TOTAL LIABILITIES	18,180	(18,009)		171

COMMITMENTS AND CONTINGENCIES	-	-		-

STOCKHOLDERS' EQUITY/ DEFICIENCY
Convertible preferred stock - par value $.000001, 5,000,000,000 shares authorized, 4,600,000,000 shares issued and outstanding at July 11, 2013; no shares authorized, issued or outstanding at June 30, 2013	-	5	3)	5
Common stock - par value $.000001, 100,000,000,000 shares authorized, 400,000,000 shares issued and outstanding at July 11, 2013; par value $.01, 100,000,000 authorized and outstanding at June 30, 2013.	1,000	(1,000	)1)	-
Additional paid-in capital	182,281	(182,281	)4)	-
		778	5)	778
Common stock, held in treasury, at cost, 0 and 681,509 shares at July 11, 2013 and June 30, 2013, respectively.	(4,981)	4,981	4)	-
Accumulated income (deficit)	(195,526)	195,526	1)	-

TOTAL SHAREHOLDERS EQUITY/ DEFICIENCY	(17,226)	18,009		783
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY/ DEFICIENCY	$954	$-		$954

1) To reduce the total par value of stock held by the pre-petition stockholders to $100, in accordance with the new post-bankruptcy capital structure

2) To record conversion of pre-petition Accounts Payable to 300,000,000, $0.000001 par value common shares, in accordance with the new post-bankruptcy capital structure

3) To record conversion of note payable to 4,600,000,000, $0.000001 par value shares of convertible preferred stock, in accordance with the new post-bankruptcy petition capital structure

4) To eliminate Treasury Stock. APIC and Accumulated Deficit as of July 11, 2013

5) Elimination of Predecessor Company accumulated deficit July 1, 2013 to July 11, 2013

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 5 - STOCKHOLDERS’ EQUITY

On July 12, 2013, the Company established a new capital structure, in accordance with the Plan of Reorganization.

Accordingly, 100,000,000,000 shares of $0.000001 par value common stock were authorized. The Company exchanged the 100,000,000 outstanding shares held by the pre-bankruptcy petition stockholders for 100,000,000 $0.000001 par value shares in the reorganized Company. The Company also issued 300,000,000 of the authorized shares to the unsecured creditors of the Company   subsequent to the filing bankruptcy.  The 400,000,000 aggregate shares issued were outstanding at the time of filing bankruptcy. The 400,000,000 aggregate shares issued were outstanding at June 30, 2014.

In addition, the Company authorized 5,000,000,000 shares of $0.000001 par value preferred stock. The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity. 4,600,000,000 shares of Series A Preferred Stock were issued to the Company’s secured creditors in exchange for the Convertible Notes that were previously issued to them in May 2011. The 4,600,000,000 shares issued were outstanding as of June 30, 2014. Each share of Convertible Preferred stock is convertible into one share of common stock.

As of June 30, 2014, 4,600,000,000 shares of the Series A Preferred Stock were issued and outstanding, and are held of record by two holders. The holders of the Series A Preferred Stock each have the right at any time, at the holder’s option, to convert any or all of his shares of Series A Preferred Stock into such number of fully paid and non-assessable shares of common stock to the extent that such conversion would not result in beneficial ownership by the holder of more than 9.99% of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Cap”). Subject to the Beneficial Ownership Cap, the holders of the Series A Preferred Stock are entitled to vote on an as-converted basis together with the holders of the Company’s common stock as a class on all matters submitted to a vote of stockholders. Holders of the Series A Preferred Stock do not have cumulative voting rights. On an as-converted basis, the holders are entitled to any dividends that may be declared on the Company’s common stock by the board of directors without regard to the Beneficial Ownership Cap. Upon the Company’s dissolution, liquidation or winding up, after payment or provision for all liabilities and any preferential liquidation rights of any shares of a more senior class of the preferred stock that the Company may issue in the future, the holders of the Series A Preferred Stock shall have priority with respect to the distribution of the Company’s net assets over the holders of its common stock. All outstanding shares of the Series A Preferred Stock are fully paid and non-assessable. From July 12, 2013 through July 12, 2014, each Holder of the Series A Preferred Stock is prohibited from selling or otherwise transferring more than 2.5% of the Company’s outstanding common stock, calculated on a fully diluted basis, per 90-day period.

Stock Options

On February 11, 2014, the Company issued options with a term of five (5) years and an exercise price of $0.002 to the individuals below for the number of shares of common stock:

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

The Company granted to Sebastian Giordano, for services as Chief Restructuring Officer and Acting Chief Executive Officer, an option to purchase 125,000,000 shares of the Company’s Common Stock.

The Company granted to each of Edward Gildea and Jonathan Schechter, for services as directors of the Company, an option to purchase 50,000,000 shares of the Company’s Common Stock.

On February 28, 2014, the Company granted to Edward Gildea, for services to be rendered as Acting Chief Executive Officer, an option to purchase 50,000,000 shares of the Company’s Common Stock with a term of five (5) years and an exercise price of $0.002.

All of the shares covered by these options shall immediately vest on the grant date.

The grant date fair value of stock options granted at June 30, 2014 was approximately $275. The fair value of the Company’s common stock was based upon the publicly quoted price on the date of grant. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The Company obtained the risk free interest rate from publicly available data published by the Federal Reserve. The volatility rate was computed based on a comparison of average volatility rates of similar companies. The fair value of the options was determined using the Black-Scholes model with the following assumptions: risk free interest rate - 0.69% to 0.71%, volatility - 84.40%, expected term - 2.5 years, expected dividends- N/A.

As of June 30, 2014 the weighted average exercise price of all stock options outstanding was $0.002, the remaining contractual life was 4.6 years and there was no intrinsic value.

NOTE 6 - NOTES PAYABLE DUE TO STOCKHOLDERS

On February 11, 2014, the Company issued notes payable with two principal stockholders, each such note in the principal amount of $87.5 with the interest thereon at the rate of 5% per annum. The principal amount and all accrued interest of this Note are due on July 31, 2015 (the “Maturity Date”). Any amounts that remain unpaid until due shall thereafter bear interest at the rate of twelve percent (12%) per annum. Interest as aforesaid shall be calculated on the basis of actual number of days elapsed over a year of 360 days. At June 30, 2014 interest expense amounted to approximately $3. Accrued interest as of June 30, 2014 was approximately $3. The notes are secured by all the assets of the Company.

NOTE 7 - BUSINESS COMBINATIONS

The Momspot Acquisition

Pursuant to the terms of a Membership Interest Purchase Agreement, dated July, 2013, the Company acquired a 51% equity interest in Momspot LLC, (“Momspot”) in exchange for the Company’s commitment to contribute up to $165 of working capital to Momspot over a two-year period to fund its business development and operations. Simultaneous with the acquisition the Company became a party to the Momspot Operating Agreement and the manager thereunder. Momspot meets the definition of a “business” in accordance with ASC Topic 805.

MomSpot is a start-up company. Momspot’s goal is to be the premier specialty retail affiliate marketing company targeting women between the ages of 24 and 45 who are either mothers or expecting their first child (“Moms”).

The results for Momspot for the twelve month period ended June 30, 2014 are consolidated in the consolidated financial statements within this document.

The fair value of the purchase consideration was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles, and the remainder recorded as goodwill, if any.

The purchase price was allocated as follows:

Purchase Consideration:
Fair value of Momspot (1)	$-

Tangible assets acquired	-

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(1)	Fair value, which was not material, was based upon the fair value of the cash consideration paid by the Company for the acquisition of Momspot ($0 consideration received) and a discounted cash flow analysis, including the calculation of the present value of the terminal value of cash flows, and supporting analysis that included a comparison of selected financial data of the Company with similar data of other publicly held companies comparable to ours in terms of end markets, operational characteristics, growth prospects and geographical footprint.

The following table presents the unaudited pro-forma financial results, as if the acquisition of Momspot had been completed as of July 1, 2013 and 2012:

	For the year ended June 30,
	2014	2013
Revenues	$-	$-
Net loss	(1,079)	(1,027)
Loss per share - basic and diluted	$(0.00)	$(0.01)

The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of July 1, 2012 or 2013 or to project potential operating results as of any future date or for any future periods.

NOTE 8 – INCOME TAXES

During both 2014 and 2013, the Company incurred a net loss and therefore had no tax liability. The Company does not have any material uncertain income tax positions. As a result of significant losses and uncertainty of future profit, the net deferred tax asset has been fully reserved. As of June 30, 2014, the valuation allowance decreased by $604 related to decreased federal and state NOL carry forwards. The cumulative net operating loss carryforward is approximately $47.7 million and $47.7 million at June 30, 2014 and 2013, respectively, and will start expiring in the year ended 2029. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss (“NOL”) carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL before utilization.

The tax effects of temporary differences and tax loss carry forwards that give rise to significant portions of deferred tax assets at June 30, 2014 and 2013 are comprised of the following:

	As of June 30,
	2014	2013
Deferred tax asset
Net operating loss carryovers	$21,698	$22,427
Stock based compensation	125	-
Total deferred tax assets	21,823	22,427
Valuation Allowance	(21,823)	(22,427)
Deferred tax asset, net of allowance	$-	$-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	As of June 30,
	2014	2013
Statutory federal income tax rate	-34.0%	-34.0%
State taxes, net of federal tax benefit	-11.5%	-11.5%
Valuation Allowance	45.5%	45.5%
Income tax provision (benefit)	0.0%	0.0%

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

The income tax provision consists of the following:

	As of June 30,
	2014	2013
Federal
Current	$-	$-
Deferred	451	(350)
State
Current	-	-
Deferred	153	(118)
Change in valuation allowance	(604)	468
Income tax provision (benefit)	$-	$-

NOTE 9 - SUBSEQUENT EVENTS

In August, 2014, the Company raised gross proceeds, in a debt financing transaction, of $90 from its two principal stockholders, Iroquois and Hudson, and issued secured promissory notes in the principal amount of $45 to each of them. The notes have a maturity date of July 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. The notes are secured by all the assets of the Company.

