Form 10-Q
period 2014-09-30
Atrinsic, Inc.
filed 2014-11-13
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-51353

ATRINSIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1390025
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

65 Atlantic Avenue, Boston, Massachusetts 02110
(Address of Principal Executive Office)	(Zip Code)

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

As of November 13, 2014, there were 400,000,000 outstanding shares of the registrant’s common stock.

ATRINSIC INC.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2014

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets at September 30, 2014(unaudited) and June 30, 2014	2

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2014 and for the Period from July 12, 2013 to September 30, 2013 (Successor Company) and for the Period from July 1, 2013 to July 11, 2013 (Predecessor Company) (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for Three Months Ended September 30, 2014 and for the Period from July 12, 2013 to September 30, 2013 (Successor Company) and for the Period from July 1, 2013 to July 11, 2013 (Predecessor Company) (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4	Controls and Procedures	12

Part II. Other Information

Item 6	Exhibits	13

Signatures		14

Part I. Financial Information

Item 1. Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	September 30,	June 30,
	2014	2014
	(unaudited)
ASSETS
Current assets
Cash	$111	$101
Prepaid expenses	134	144
Total current assets	245	245

Property and equipment (net of accumulated depreciation of $0)	1	1
Total assets	$246	$246

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$164	$138
Accrued interest expense - stockholders	6	3
Short- term notes payable - due to stockholders	265	-
Total current liabilities	435	141
Long-term notes payable - due to stockholders	-	175
Total liabilities	435	316

COMMITMENTS AND CONTINGENCIES

Shareholders' deficit:
Series A convertible preferred stock, $0.000001 par value, 5,000,000,000 shares authorized, 4,600,000,000 shares issued and outstanding at September 30, 2014 and June 30, 2014; (Liquidation preference 20,700,000 as of September 30, 2014)	5	5
Common stock, $.000001 par value, 100,000,000,000 shares authorized, 400,000,000 shares issued and outstanding at September 30, 2014 and June 30, 2014	-	-
Additional paid-in capital	1,053	1,053
Accumulated deficit	(1,191)	(1,079)
Shareholders' deficit attributed to Atrinsic, Inc.	(133)	(21)

Non-controlling interest	(56)	(49)
Total shareholders' deficit	(189)	(70)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$246	$246

See accompanying notes to unaudited condensed consolidated financial statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Successor Company		Predecessor Company
	For the three	For the period from	For the period from
	months ended	July 12, 2013 to	July 1, 2013 to
	September 30,	September 30,	July 11,
	2014	2013	2013
Operating expenses
General and administrative	$118	$195	$-
Research and development	-	11	-
Total operating expenses	118	206	-
Loss from operations	(118)	(206)	-

Other income (expenses)
Other income	2	4	-
Interest expenses - stockholders	(3)	-	-
Total other income (expenses)	(1)	4	-
Net loss before reorganization items	(119)	(202)	-

Reorganization items
Gain on reorganization, net	-	-	778
Legal and professional fees	-	(204)	-
Total reorganization items	-	(204)	778
Net (loss) income	(119)	(406)	778

Less: net loss attributable to non-controlling interest	(7)	(12)	-
Net (loss) income attributable to Atrinsic	$(112)	$(394)	$778

Net (loss) income per share attributable to Atrinsic common stockholders
Basic	$(0.00)	$(0.00)	$0.01
Diluted	$(0.00)	$(0.00)	$0.01

Weighted average shares outstanding:
Basic	400,000,000	400,000,000	100,000,000
Diluted	400,000,000	400,000,000	100,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Successor Company		Predecessor Company
		For the period
	For the three	from July 12,	For the period from
	months ended	2013 to	July 1, 2013 to
	September 30,	September 30,	July 11,
	2014	2013	2013
Cash flows from operating activities
Net (loss) income attributable to Atrinsic	$(112)	$(394)	$778

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	(7)	(12)	-
Non-cash reorganization items	-	-	(778)
Accrued interest on notes payable	3	-	-
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	10	29	-
Accounts payable, excluding reorganization items	26	(59)	-
Net cash used in operating activities	(80)	(436)	-

Cash flows from investing activities
Purchase of property and equipment	-	(1)	-
Net cash (used in) provided by investing activities	-	(1)	-

Cash flows from financing activities
Proceeds from issuance of notes payable due to stockholders	90	-	-
Net cash provided by financing activities	90	-	-

Net increase (decrease) in cash	10	(437)	-
Cash at beginning of period	101	717	717
Cash at end of period	$111	$280	$717

See accompanying notes to unaudited condensed consolidated financial statements.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

NOTE 1 - NATURE OF OPERATIONS

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

On June 15, 2012, the Company filed Chapter 11 in the United States Bankruptcy Court in Southern District of New York (Case No. 12-12553). As of that date, the Company terminated all remaining employees and ceased its normal business operations.

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company intends to finance its activities through:

•	managing current cash on hand; and
•	seeking additional funds raised in the future.

The Company has experienced recurring losses and negative cash flow from operations for the quarter ended September 30, 2014. There is substantial doubt about the Company’s ability to continue as a going concern as it is dependent on its ability to obtain short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the Company’s long term plans. The Company continually projects anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. In accordance with the Plan of Reorganization, most of the Company’s accounts payable were converted into Equity, which had a favorable impact on liquidity. As of September 30, 2014, the Company had cash of approximately $111, a working capital deficit of approximately $190 including note payable to stockholders due July 2015, and a total deficit of $189. During the three months ended September 30, 2014, the Company used approximately $80 of cash for operations. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.

The Company needs to raise additional capital to cover its budgeted operating and capital expenditures. If the capital raising efforts are not successful, the Company might not be able to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company not be able to continue as a going concern. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2014, and the condensed consolidated results of its operations and cash flows for the three month period ended September 30, 2014 and for the period from July 12, 2013 to September 30, 2013 (Successor Company) and eleven days ended July 11, 2013 (Predecessor Company). This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended June 30, 2014.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Principles of Consolidation

The ownership of more than 50% of the voting stock of an entity creates a subsidiary. The financial statements of the parent and subsidiary are consolidated for reporting purposes.

The unaudited condensed consolidated financial statements include the accounts of all majority and wholly-owned (“Momspot”) subsidiaries and significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to fair value of stock options granted and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates. Macroeconomic conditions may directly, or indirectly through the Company’s business partners and vendors, impact the Company’s financial performance and available resources. Such conditions may, in turn, impact the aforementioned estimates and assumptions.

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

Potential dilutive securities for the Company include outstanding convertible preferred shares and stock options.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2014 and September 30, 2013, because such securities are anti-dilutive, are as follows:

	As of September 30,
	2014	2013
Convertible preferred shares	4,600,000,000	4,600,000,000
Options to purchase common stock	275,000,000	-
Total	4,875,000,000	4,600,000,000

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these unaudited condensed consolidated financial statements. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

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

Fresh start accounting and reporting generally requires resetting the historical net book value of assets and liabilities to fair value as of the Effective Date by allocating the entity’s enterprise value as set forth in the Reorganization Plan to its assets and liabilities pursuant to accounting guidance related to business combinations. The financial statements as of the Effective Date report the results of the Successor Company with no beginning retained earnings or accumulated deficit. Any presentation of the Successor Company represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods. The unaudited condensed consolidated financial statements for periods ended prior to the Effective Date do not include the effect of any changes in capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

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

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

	July 12, 2013
	Predecessor Company	Reorganization Adjustments		Successor Company
ASSETS
Current assets
Cash and cash equivalents	$717	$-		$717
Prepaid expenses and other current assets	237			237
Total current assets	954	-		954
TOTAL ASSETS	$954	$-		$954

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,566	$ (15,395	)2)	$171
Note payable	2,614	(2,614	)3)	-
Total current liabilities	18,180	(18,009)		171
TOTAL LIABILITIES	18,180	(18,009)		171

COMMITMENTS AND CONTINGENCIES	-	-		-

STOCKHOLDERS' EQUITY/ DEFICIENCY

Convertible preferred stock - par value $.000001, 5,000,000,000 shares authorized, 4,600,000,000 shares issued and outstanding at July 11, 2013; no shares authorized, issued or outstanding at June 30, 2013	-	5	3)	5
Common stock - par value $.000001, 100,000,000,000 shares authorized, 400,000,000 shares issued and outstanding at July 11, 2013; par value $.01, 100,000,000 authorized and outstanding at June 30, 2013.	1,000	(1,000	)1)	-
Additional paid-in capital	182,281	(182,281	)4)	-
		778	5)	778
Common stock, held in treasury, at cost, 0 and 681,509 shares at July 11, 2013 and June 30, 2013, respectively.	(4,981)	4,981	4)	-
Accumulated income (deficit)	(195,526)	195,526	1)	-

TOTAL SHAREHOLDERS EQUITY/ DEFICIENCY	(17,226)	18,009		783
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY/ DEFICIENCY	$954	$-		$954

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

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock Options

On February 11, 2014, the Company issued options with a term of five (5) years and an exercise price of $0.002 to the individuals below for the number of shares of common stock:

The Company granted to Sebastian Giordano, for services as Chief Restructuring Officer and Acting Chief Executive Officer, an option to purchase 125,000,000 shares of the Company’s Common Stock.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

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

All of the shares covered by these options immediately vested on the grant date.

The grant date fair value of stock options granted was approximately $275. The fair value of the Company’s common stock was based upon the publicly quoted price on the date of grant. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 110 for “plain vanilla” options. The Company obtained the risk free interest rate from publicly available data published by the Federal Reserve. The volatility rate was computed based on a comparison of average volatility rates of similar companies. The fair value of the options was determined using the Black-Scholes model with the following assumptions: risk free interest rate - 0.69% to 0.71%, volatility - 84.40%, expected term - 2.5 years, expected dividends- N/A.

As of September 30, 2014, the weighted average exercise price of all stock options outstanding was $0.002, the remaining contractual life was 4.4 years and there was no intrinsic value.

NOTE 6 - NOTES PAYABLE DUE TO STOCKHOLDERS

On August 15, 2014, the Company raised gross proceeds, in a debt financing transaction, of $90 from its two principal stockholders, and issued secured promissory notes in the principal amount of $45 to each of them. The notes have a Maturity Date of July 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. Any amounts that remain unpaid after July 31, 2015, shall thereafter bear interest at the rate of twelve percent (12%) per annum. Interest is calculated on the basis of actual number of days elapsed over a year of 360 days. The notes are secured by all the assets of the Company.

Amount Due
Outstanding as of June 30, 2014	$175
Issued	90
Outstanding as of September 30, 2014	$265

During the three months ended September 30, 2014, interest expense amounted to approximately $3. Accrued interest as of September 30, 2014 was approximately $6.

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

The results for Momspot for the period ended September 30, 2014 are consolidated in the unaudited condensed consolidated financial statements within this document.

The fair value of the purchase consideration was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles, and the remainder recorded as goodwill, if any.

The purchase price was allocated as follows:

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Purchase Consideration:
Fair value of Momspot (1)	$-

Tangible assets acquired	-

(1)	Fair value, which was not material, was based upon the fair value of the cash consideration paid by the Company for the acquisition of Momspot ($0 consideration received) and a discounted cash flow analysis, including the calculation of the present value of the terminal value of cash flows, and supporting analysis that included a comparison of selected financial data of the Company with similar data of other publicly held companies comparable to ours in terms of end markets, operational characteristics, growth prospects and geographical footprint.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date up through November 13, 2014, which is the date that the condensed consolidated financial statements were issued, and determined that other than noted above, there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Historical Background

We were originally incorporated under the name Millbrook Acquisition Corp., on or about February 3, 1994. In May 2007, we changed our name to New Motion, Inc. In February 2008, we merged with Traffix, Inc., pursuant to which Traffix, Inc. became a wholly-owned subsidiary of ours. In June 2009, we changed our name to Atrinsic, Inc. Prior to our bankruptcy filing in 2012, we were a marketer of direct-to-consumer subscription products and an Internet search-marketing agency. We sold entertainment and lifestyle subscription products directly to consumers, which we marketed through the Internet. We also sold Internet marketing services to our corporate and advertising clients. However, by early 2012, we had suspended all operation of these businesses. In addition, until March 30, 2012, we were a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and filed periodic reports with the SEC. On March 30, 2012, we filed a Form 15 with the SEC, terminating our obligation to file periodic reports under Sections 13 and 15(d) of the Exchange Act.

On June 15, 2012, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code and terminated all remaining employees. Since then we have been managed by several outside legal and financial professionals. In June 2013, the United States Bankruptcy Court, Southern District of New York confirmed our Plan of Reorganization (the “Plan of Reorganization”) subject to our acquisition of a 51% controlling equity interest in Momspot, which was completed on July 12, 2013. Pursuant to the terms of a Membership Interest Purchase Agreement, we acquired a 51% equity interest in Momspot in exchange for our commitment to contribute up to $165,000 of working capital to Momspot over a two-year period to fund its business development and operations. Simultaneous with the acquisition, we became a party to the Momspot Operating Agreement and the manager thereunder. Momspot is a development stage company whose goal is to be the premier specialty retail affiliate marketing company targeting women between the ages of 24 and 45 who are either mothers or expecting their first child. Momspot currently constitutes our only business operation.

Pursuant to the Plan of Reorganization, all outstanding debt was converted to equity with the secured creditors receiving 4,600,000,000 shares, $0.000001 par value per share, of our Series A Convertible Preferred Stock, general unsecured creditors receiving an aggregate of 300,000,000 shares of our Common Stock, par value $0.000001 per share (“Common Stock”), and pre-bankruptcy petition common stockholders having their pre-bankruptcy shares exchanged for an aggregate of 100,000,000 shares of Common Stock.

Results of Operations

Factors Affecting Comparability

We adopted fresh start accounting and reporting effective July 12, 2013 (the “Fresh Start Reporting Date”). The financial statements as of the Fresh Start Reporting Date report the results of the Successor Company with no beginning retained earnings or accumulated deficit. Any financial statement presentation of the Successor Company represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods presented by the Predecessor Company. The financial statements for periods ended prior to the Fresh Start Reporting Date do not include the effect of any changes in the Predecessor Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. Accordingly, the financial statements on or prior to July 12, 2013 are not comparable with the financial statements for periods after July 12, 2013. Operating activities between July 1, 2013 and July 11, 2013 were insignificant.

Three months ended September 30, 2014 compared to the period from July 12, 2013 to September 30, 2013 (dollars in thousands)

During the three months ended September 30, 2014, we incurred a loss from operations of approximately $118 as compared to $206 for the period from July 12, 2013 to September 30, 2013. The decrease in loss from operations can be primarily attributed to a decrease of $60.6 in professional expenses related to legal services, consulting services and accounting services, and a decrease of $11.1 in research and development expenses related to web design and development. During the period from July 12, 2013 to September 30, 2013, we recorded $204 of reorganization expenses related to a post confirmation liquidation plan. During the three months ended September 30, 2014, we recorded approximately $7 of net loss attributable to non-controlling interest as compared to $12 for the period from July 12, 2013 to September 30, 2013.

Liquidity and Going Concern (dollars in thousands)

We continually project anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. In accordance with the Plan of Reorganization, all of our pre-bankruptcy filing accounts payable were converted into equity, which has a favorable impact on liquidity. As of June 30, 2014, we had cash of approximately $101 and working capital of approximately $104. As of September 30, 2014, we had cash of approximately $111 and working capital deficit of approximately $190.

Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures and working capital for the foreseeable future.  Absent generation of sufficient revenue from the execution of our business plan, we will need to obtain additional debt or equity financing.

Operating activities used $80 and $436 in cash for the three months ended September 30, 2014 and the period from July 12, 2013 to September 30, 2013, respectively. The sources of cash from operating activities during the three months ended September 30, 2014, primarily comprised of $112 net loss and $26 increase of accounts payable, which included payments to legal and accounting professionals, payments to consultants to develop our website, insurance, and other administrative expenses.

Our financing activities provided cash of $90 for the three months ended September 30, 2014. On August 15, 2014, we raised gross proceeds, in a debt financing transaction, of $90 from our two principal stockholders, and issued secured promissory notes in the principal amount of $45 to each of them. The notes are secured by all of our assets.

Our financial statements for the quarter ended September 30, 2014 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. We need to raise additional capital to cover our operating and capital expenditures. If the capital raising efforts are not successful, we might not be able to continue as a going concern.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 6 . Exhibits

Exhibits	Description
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act *
101.INS	XBRL Instance Document (*€)
101.CAL	XBRL Taxonomy Extension Schema Document (*€)
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document (*€)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*€)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*€)

(*€) - Filed herewith.

(*) - Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRINSIC, INC.

Date: November 13, 2014	By:	/s/ Edward Gildea
Name: Edward Gildea
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ David Horin
Name: David Horin
Title: Chief Financial Officer
(Principal Financial Officer)

