Form 10-Q
period 2014-12-31
Atrinsic, Inc.
filed 2015-02-06
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended December 31, 2014

or

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

As of February 6, 2015, there were 400,000,000 outstanding shares of the registrant’s common stock.

ATRINSIC INC.

Form 10-Q Report

For the Fiscal Quarter Ended December 31, 2014

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets at December 31, 2014(unaudited) and June 30, 2014	2

	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2014 and 2013, Six Months Ended December 31, 2014, for the Period from July 12, 2013 to December 31, 2013 (Successor Company) and for the Period from July 1, 2013 to July 11, 2013 (Predecessor Company) (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for Six Months Ended December 31, 2014 and for the Period from July 12, 2013 to December 31, 2013 (Successor Company) and for the Period from July 1, 2013 to July 11, 2013 (Predecessor Company) (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4	Controls and Procedures	11

Part II.	Other Information

Item 6	Exhibits	12

Signatures		13

Part I. Financial Information

Item 1. Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	December 31,	June 30,
	2014	2014
	(unaudited)
ASSETS
Current assets
Cash	$150	$101
Prepaid expenses	110	144
Total current assets	260	245

Property and equipment (net of accumulated depreciation of $0)	1	1
Total assets	$261	$246

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$164	$138
Accrued interest expense - stockholders	10	3
Short- term notes payable - due to stockholders	415	-
Total current liabilities	589	141
Long-term notes payable - due to stockholders	-	175
Total liabilities	589	316

COMMITMENTS AND CONTINGENCIES

Shareholders' deficit:
Series A convertible preferred stock, $0.000001 par value, 5,000,000,000 shares authorized, 4,600,000,000 shares issued and outstanding at December 31, 2014 and June 30, 2014; ( Liquidation preference 20,700,000 as of December 31, 2014)	5	5
Common stock, $.000001 par value, 100,000,000,000 shares authorized, 400,000,000 shares issued and outstanding at December 31, 2014 and June 30, 2014	-	-
Additional paid-in capital	1,053	1,053
Accumulated deficit	(1,324)	(1,079)
Shareholders' deficit attributed to Atrinsic, Inc.	(266)	(21)

Non-controlling interest	(62)	(49)
Total shareholders' deficit	(328)	(70)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$261	$246

See accompanying notes to unaudited condensed consolidated financial statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Successor Company		Successor Company		Predecessor Company

	Three months ended	Three months ended	Six months ended	For the period from July 12, 2013 to	For the period from July 1, 2013 to
	December 31,	December 31,	December 31,	December 31,	July 11,
	2014	2013	2014	2013	2013
Operating expenses
General and administrative	$137	$232	$256	$426	$-
Research and development	-	10	-	21	-
Total operating expenses	137	242	256	447	-
Loss from operations	(137)	(242)	(256)	(447)	-

Other income (expenses)
Other income	2	10	4	14	-
Interest expenses - stockholders	(4)	-	(6)	-	-
Total other income (expenses)	(2)	10	(2)	14	-
Net loss before reorganization items	(139)	(232)	(258)	(433)	-

Reorganization items
Gain on reorganization, net	-	-	-	-	778
Legal and professional fees	-	-	-	(204)	-
Total reorganization items	-	-	-	(204)	778
Net (loss) income	(139)	(232)	(258)	(637)	778

Less: net loss attributable to non-controlling interest	(6)	(12)	(13)	(24)	-
Net (loss) income attributable to Atrinsic	$(133)	$(220)	$(245)	$(613)	$778

Net (loss) income per share attributable to Atrinsic common stockholders
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$0.01
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$0.01

Weighted average shares outstanding:
Basic	400,000,000	400,000,000	400,000,000	400,000,000	100,000,000
Diluted	400,000,000	400,000,000	400,000,000	400,000,000	100,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Successor Company		Predecessor Company
	Six months ended	For the period from July 12, 2013 to	For the period from July 1, 2013 to
	December 31,	December 31,	July 11,
	2014	2013	2013
Cash flows from operating activities
Net (loss) income attributable to Atrinsic	$(245)	$(613)	$778

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	(13)	(24)	-
Non-cash reorganization items	-	-	(778)
Accrued interest on notes payable	7	-	-
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	34	52	-
Accounts payable, excluding reorganization items	26	(2)	-
Net cash used in operating activities	(191)	(587)	-

Cash flows from investing activities
Purchase of property and equipment	-	(1)	-
Net cash (used in) provided by investing activities	-	(1)	-

Cash flows from financing activities
Proceeds from issuance of notes payable due to stockholders	240	-	-
Net cash provided by financing activities	240	-	-

Net increase (decrease) in cash	49	(588)	-
Cash at beginning of period	101	717	717
Cash at end of period	$150	$129	$717

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

The Company has experienced recurring losses and negative cash flow from operations since emerging from bankruptcy. There is substantial doubt about the Company’s ability to continue as a going concern as it is dependent on its ability to obtain short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the Company’s long term plans. The Company continually projects anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements.. As of December 31, 2014, the Company had cash of approximately $150, a working capital deficit of approximately $329 including note payable to stockholders due July 2015, and a total deficit of $328. During the six months ended December 31, 2014, the Company used approximately $191 of cash for operations. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s condensed consolidated financial position as of December 31, 2014, and the condensed consolidated results of its operations and cash flows for the six month period ended December 31, 2014 and for the period from July 12, 2013 to December 31, 2013 (Successor Company) and eleven days ended July 11, 2013 (Predecessor Company). This report should be read in conjunction with the Company’s Annual Report on Form 10-K, which does contain the complete information and disclosure for the year ended June 30, 2014. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2014 and December 31, 2013, because such securities are anti-dilutive, are as follows:

	As of December 31
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

	July 12, 2013
	Predecessor Company	Reorganization Adjustments		Successor Company
ASSETS
Current assets
Cash and cash equivalents	$717	$-		$717
Prepaid expenses and other current assets	237			237
Total current assets	954	-		954
TOTAL ASSETS	$954	$-		$954

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,566	$(15,395	)(2)	$171
Note payable	2,614	(2,614	)(3)	-
Total current liabilities	18,180	(18,009)		171
TOTAL LIABILITIES	18,180	(18,009)		171

COMMITMENTS AND CONTINGENCIES	-	-		-

STOCKHOLDERS' EQUITY/ DEFICIENCY

Convertible preferred stock - par value $.000001, 5,000,000,000 shares authorized, 4,600,000,000 shares issued and outstanding at July 11, 2013; no shares authorized, issued or outstanding at June 30, 2013	-	5	(3)	5

Common stock - par value $.000001, 100,000,000,000 shares authorized, 400,000,000 shares issued and outstanding at July 11, 2013; par value $.01, 100,000,000 authorized and outstanding at June 30, 2013.	1,000	(1,000	)(1)	-
Additional paid-in capital	182,281	(182,281	)(4)	-
		778	(5)	778
Common stock, held in treasury, at cost, 0 and 681,509 shares at July 11, 2013 and June 30, 2013, respectively.	(4,981)	4,981	(4)	-
Accumulated income (deficit)	(195,526)	195,526	(1)	-

TOTAL SHAREHOLDERS EQUITY/ DEFICIENCY	(17,226)	18,009		783
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY/ DEFICIENCY	$954	$-		$954

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

As of December 31, 2014, the weighted average exercise price of all stock options outstanding was $0.002, the remaining contractual life was 4.1 years and there was no intrinsic value.

NOTE 6 - NOTES PAYABLE DUE TO STOCKHOLDERS

On August 15, 2014, the Company raised gross proceeds, in a debt financing transaction, of $90 from its two principal stockholders, and issued secured promissory notes in the principal amount of $45 to each of them. On December 18, 2014, the Company raised gross proceeds, in a debt financing transaction, of $150 from its two principal stockholders, and issued secured promissory notes in the principal amount of $75 to each of them. The notes have a Maturity Date of July 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. Any amounts that remain unpaid after July 31, 2015, shall thereafter bear interest at the rate of twelve percent (12%) per annum. Interest is calculated on the basis of actual number of days elapsed over a year of 360 days. The notes are secured by all the assets of the Company.

Amount Due
Outstanding as of June 30, 2014	$175
Issued	240
Outstanding as of December 31, 2014	$415

During the three months ended December 31, 2014, interest expense amounted to approximately $4. During the six months ended December 31, 2014, interest expense amounted to approximately $6. Accrued interest as of December 31, 2014 was approximately $10.

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

The results for Momspot for the period ended December 31, 2014 are consolidated in the unaudited condensed consolidated financial statements within this document.

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

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date up through February 6, 2015, which is the date that the condensed consolidated financial statements were issued, and determined that other than noted above, there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements.

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

Three months ended December 31, 2014 compared to the three months ended December 31, 2013 (dollars in thousands)

During the three months ended December 31, 2014, we incurred a loss from operations of approximately $137 as compared to $242 for three months ended December 31, 2013. The decrease in loss from operations can be primarily attributed to a decrease of $94 in professional expenses related to legal services, consulting services and accounting services, and a decrease of $10 in research and development expenses related to web design and development. During the three months ended December 31, 2014, we recorded approximately $6 of net loss attributable to non-controlling interest as compared to $12 for three months ended December 31, 2013.

Six months ended December 31, 2014 compared to the period from July 12, 2013 to December 31, 2013 (dollars in thousands)

During the six months ended December 31, 2014, we incurred a loss from operations of approximately $256 as compared to $447 for the period from July 12, 2013 to December 31, 2013. The decrease in loss from operations can be primarily attributed to a decrease of $147 in professional expenses related to legal services, consulting services and accounting services, and a decrease of $21 in research and development expenses related to web design and development. During the period from July 12, 2013 to December 31, 2013, we recorded $204 of reorganization expenses related to a post confirmation liquidation plan. During the six months ended December 31, 2014, we recorded approximately $13 of net loss attributable to non-controlling interest as compared to $24 for the period from July 12, 2013 to December 31, 2013.

Liquidity and Going Concern (dollars in thousands)

We continually project anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. As of June 30, 2014, we had cash of approximately $101 and working capital of approximately $104. As of December 31, 2014, we had cash of approximately $150 and working capital deficit of approximately $329.

Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures and working capital for the foreseeable future.  Absent generation of sufficient revenue from the execution of our business plan, we will need to obtain additional debt or equity financing.

Operating activities used $191 and $587 in cash for the six months ended December 31, 2014 and the period from July 12, 2013 to December 31, 2013, respectively. The sources of cash from operating activities during the six months ended December 31, 2014, primarily comprised of $245 net loss and a $26 increase of accounts payable, which included payments to legal and accounting professionals, payments to consultants to develop our website, insurance, and other administrative expenses.

Our financing activities provided cash of $240 for the six months ended December 31, 2014. On August 15, 2014, we raised gross proceeds, in a debt financing transaction, of $90 from our two principal stockholders, and issued secured promissory notes in the principal amount of $45 to each of them. On December 18, 2014, we raised gross proceeds, in a debt financing transaction, of $150 from our two principal stockholders, and issued secured promissory notes in the principal amount of $75 to each of them. The notes are secured by all of our assets.

Our financial statements for the six months ended December 31, 2014 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. We need to raise additional capital to cover our operating and capital expenditures. If the capital raising efforts are not successful, we might not be able to continue as a going concern.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part II.  Other Information

Item 6 . Exhibits

Exhibits	Description
4.1	Secured Note, dated December 18, 2014, in the principal amount of $75,000, bearing interest at the rate of 5.0% per annum issued by the Company to Iroquois (1)
4.2	Secured Note, dated December 18, 2014, in the principal amount of $75,000, bearing interest at the rate of 5.0% per annum issued by the Company to Iroquois(1)
10.1	Final Form of the First Amended and Restated Security Agreement among the Company Iroquois and Hudson dated as of December 18, 2014(1)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act *
101.INS	XBRL Instance Document (*€)
101.CAL	XBRL Taxonomy Extension Schema Document (*€)
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document (*€)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*€)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*€)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*€)

(*€) - Filed herewith.

(*) - Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1) - Filed on December 22, 2014 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRINSIC, INC.

Date: February 6, 2015	By:	/s/ Edward Gildea
Name: Edward Gildea
Title: Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2015	By:	/s/ David Horin
Name: David Horin
Title: Chief Financial Officer
(Principal Financial Officer)

