Form 10-Q
period 2015-03-31
Atrinsic, Inc.
filed 2015-05-11
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2015

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

As of May 11, 2015, there were 400,000,000 outstanding shares of the registrant’s common stock.

ATRINSIC INC.

Form 10-Q Report

For the Fiscal Quarter Ended March 31, 2015

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets at March 31, 2015(unaudited) and June 30, 2014	2

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014, Nine Months Ended March 31, 2015, for the Period from July 12, 2013 to March 31, 2014 (Successor Company) and for the Period from July 1, 2013 to July 11, 2013 (Predecessor Company) (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for Nine Months Ended March 31, 2015 and for the Period from July 12, 2013 to March 31, 2014 (Successor Company) and for the Period from July 1, 2013 to July 11, 2013 (Predecessor Company) (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4	Controls and Procedures	11

Part II. Other Information

Item 6	Exhibits	12

Signatures		13

Part I. Financial Information

Item 1. Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	March 31,	June 30,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash	$57	$101
Prepaid expenses	89	144
Total current assets	146	245

Property and equipment (net of accumulated depreciation)	2	1
Total assets	$148	$246

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$172	$138
Accrued interest expense - stockholders	15	3
Short- term notes payable - due to stockholders	415	-
Total current liabilities	602	141
Long-term notes payable - due to stockholders	-	175
Total liabilities	602	316

COMMITMENTS AND CONTINGENCIES

Shareholders' deficit:
Series A convertible preferred stock, $0.000001 par value, 5,000,000,000 shares authorized, 4,600,000,000 shares issued and outstanding at March 31, 2015 and June 30, 2014; ( Liquidation preference 20,700,000 as of March 31, 2015)	5	5
Common stock, $.000001 par value, 100,000,000,000 shares authorized, 400,000,000 shares issued and outstanding at March 31, 2015 and June 30, 2014	-	-
Additional paid-in capital	1,053	1,053
Accumulated deficit	(1,443)	(1,079)
Shareholders' deficit attributed to Atrinsic, Inc.	(385)	(21)

Non-controlling interest	(69)	(49)
Total shareholders' deficit	(454)	(70)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$148	$246

See accompanying notes to unaudited condensed consolidated financial statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Successor Company		Successor Company		Predecessor Company
	Three months ended	Three months ended	Nine months ended	For the period from July 12, 2013 to	For the period from July 1, 2013 to
	March 31,	March 31,	March 31,	March 31,	July 11,
	2015	2014	2015	2014	2013
Operating expenses
General and administrative	$121	$390	$377	$816	$-
Research and development	-	8	-	29	-
Total operating expenses	121	398	377	845	-
Loss from operations	(121)	(398)	(377)	(845)	-

Other income (expenses)
Other income	1	18	5	32	-
Interest expenses - stockholders	(6)	(1)	(12)	(1)	-
Total other income (expenses)	(5)	17	(7)	31	-
Net loss before reorganization items	(126)	(381)	(384)	(814)	-

Reorganization items
Gain on reorganization, net	-	-	-	-	778
Legal and professional fees	-	-	-	(204)	-
Total reorganization items	-	-	-	(204)	778
Net (loss) income	(126)	(381)	(384)	(1,018)	778

Less: net loss attributable to non-controlling interest	(7)	(11)	(20)	(35)	-
Net (loss) income attributable to Atrinsic	$(119)	$(370)	$(364)	$(983)	$778

Net (loss) income per share attributable to Atrinsic common shareholders
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$0.01
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$0.01

Weighted average shares outstanding:
Basic	400,000,000	400,000,000	400,000,000	400,000,000	100,000,000
Diluted	400,000,000	400,000,000	400,000,000	400,000,000	100,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Successor Company		Predecessor Company
	Nine months ended	For the period from July 12, 2013 to	For the period from July 1, 2013 to
	March 31,	March 31,	July 11,
	2015	2014	2013
Cash flows from operating activities
Net (loss) income attributable to Atrinsic	$(364)	$(983)	$778

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	(20)	(35)	-
Non-cash reorganization items	-	-	(778)
Stock-based compensation	-	275	-
Accrued interest on notes payable	12	1	-
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	55	72	-
Accounts payable, excluding reorganization items	34	(33)	-
Net cash used in operating activities	(283)	(703)	-

Cash flows from investing activities
Purchase of property and equipment	(1)	(1)	-
Net cash used in investing activities	(1)	(1)	-

Cash flows from financing activities
Proceeds from issuance of notes payable due to stockholders	240	175	-
Net cash provided by financing activities	240	175	-

Net decrease in cash	(44)	(529)	-
Cash at beginning of period	101	717	717
Cash at end of period	$57	$188	$717

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

The Company has experienced recurring losses and negative cash flow from operations since emerging from bankruptcy. There is substantial doubt about the Company’s ability to continue as a going concern as it is dependent on its ability to obtain short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the Company’s long term plans. The Company continually projects anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. As of March 31, 2015, the Company had cash of approximately $57, a working capital deficit of approximately $456 including note payable to stockholders due July 2015, and a total shareholders’ deficit of $454. During the nine months ended March 31, 2015, the Company used approximately $283 of cash for operations. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2015, and the condensed consolidated results of its operations and cash flows for the nine month period ended March 31, 2015 and for the period from July 12, 2013 to March 31, 2014 (Successor Company) and eleven days ended July 11, 2013 (Predecessor Company). This report should be read in conjunction with the Company’s Annual Report on Form 10-K, filed with Securities and Exchange Commission on October 14, 2014, which contains the complete information and disclosure for the year ended June 30, 2014. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2015 and March 31, 2014, because such securities are anti-dilutive, are as follows:

	As of March 31,
	2015	2014
Convertible preferred shares	4,600,000,000	4,600,000,000
Options to purchase common stock	275,000,000	275,000,000
Total	4,875,000,000	4,875,000,000

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

As of March 31, 2015, the weighted average exercise price of all stock options outstanding was $0.002, the remaining contractual life was 3.9 years and there was no intrinsic value.

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

Amount Due
Outstanding as of June 30, 2014	$175
Issued	240
Outstanding as of March 31, 2015	$415

During the three months ended March 31, 2015, interest expense amounted to approximately $6. During the nine months ended March 31, 2015, interest expense amounted to approximately $12. Accrued interest as of March 31, 2015 was approximately $15.

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

The results for Momspot for the period ended March 31, 2015 are consolidated in the unaudited condensed consolidated financial statements within this document.

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

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date up through the date that the condensed consolidated financial statements were issued, and determined that other than noted above, there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Historical Background

We were originally incorporated under the name Millbrook Acquisition Corp., on or about February 3, 1994. In May 2007, we changed our name to New Motion, Inc. In February 2008, we merged with Traffix, Inc., pursuant to which Traffix, Inc. became a wholly-owned subsidiary of ours. In June 2009, we changed our name to Atrinsic, Inc. Prior to our bankruptcy filing in 2012, we were a marketer of direct-to-consumer subscription products and an Internet search-marketing agency. We sold entertainment and lifestyle subscription products directly to consumers, which we marketed through the Internet. We also sold Internet marketing services to our corporate and advertising clients. However, by early 2012, we had suspended all operation of these businesses. In addition, until March 30, 2012, we were a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and filed periodic reports with the Securities and Exchange Commission (“SEC”). On March 30, 2012, we filed a Form 15 with the SEC, terminating our obligation to file periodic reports under Sections 13 and 15(d) of the Exchange Act.

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

Three months ended March 31, 2015 compared to the three months ended March 31, 2014 (dollars in thousands)

During the three months ended March 31, 2015, we incurred a loss from operations of approximately $121 as compared to $398 for three months ended March 31, 2014. The decrease in loss from operations can be primarily attributed to a decrease of $275 in employee stock-based compensation expenses related to the options granted in February 2014, and a decrease of $8 in research and development expenses related to web design and development. During the three months ended March 31, 2015, we recorded approximately $7 of net loss attributable to non-controlling interest as compared to $11 for three months ended March 31, 2014.

Nine months ended March 31, 2015 compared to the period from July 12, 2013 to March 31, 2014 (dollars in thousands)

During the nine months ended March 31, 2015, we incurred a loss from operations of approximately $377 as compared to $845 for the period from July 12, 2013 to March 31, 2014. The decrease in loss from operations can be primarily attributed to a decrease of $145 in professional expenses related to legal services, consulting services and accounting services, and a decrease of $29 in research and development expenses related to web design and development. During the period from July 12, 2013 to March 31, 2014, we recorded $204 of reorganization expenses related to a post confirmation liquidation plan. During the nine months ended March 31, 2015, we recorded approximately $20 of net loss attributable to non-controlling interest as compared to $35 for the period from July 12, 2013 to March 31, 2014.

Liquidity and Going Concern (dollars in thousands)

We continually project anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. As of June 30, 2014, we had cash of approximately $101 and working capital of approximately $104. As of March 31, 2015, we had cash of approximately $57 and working capital deficit of approximately $456.

Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures and working capital for the foreseeable future.  Absent generation of sufficient revenue from the execution of our business plan, we will need to obtain additional debt or equity financing.

Operating activities used $283 and $703 in cash for the nine months ended March 31, 2015 and the period from July 12, 2013 to March 31, 2014, respectively. The sources of cash from operating activities during the nine months ended March 31, 2015, primarily comprised of $364 net loss and a $34 decrease of accounts payable, which included payments to legal and accounting professionals, payments to consultants to develop our website, insurance, and other administrative expenses, and offset by a $55 increase of prepaid insurance expenses.

Investing activities used $1 and $1 in cash for the nine months ended March 31, 2015 and the period from July 12, 2013 to March 31, 2014, respectively.

Our financing activities provided cash of $240 for the nine months ended March 31, 2015. On August 15, 2014, we raised gross proceeds, in a debt financing transaction, of $90 from our two principal stockholders, and issued secured promissory notes in the principal amount of $45 to each of them. On December 18, 2014, we raised gross proceeds, in a debt financing transaction, of $150 from our two principal stockholders, and issued secured promissory notes in the principal amount of $75 to each of them. The notes are secured by all of our assets.

Our financial statements for the nine months ended March 31, 2015 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. We need to raise additional capital to cover our operating and capital expenditures. If the capital raising efforts are not successful, we might not be able to continue as a going concern.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ATRINSIC, INC.

Date: May 11, 2015	By:	/s/ Edward Gildea
Name: Edward Gildea
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ David Horin
Name: David Horin
Title: Chief Financial Officer
(Principal Financial Officer)

