Form 10-K
period 2015-06-30
Atrinsic, Inc.
filed 2015-09-25
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant was $800,000 based upon the closing price per share on the OTC Markets Group as of December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

As of September 25, 2015, there were 400,000,000 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

ATRINSIC INC.

Form 10-K Annual Report

EXPLANATORY NOTE

As used in this Annual Report, unless the context otherwise requires, the terms “we,” “us,” “our,” “Atrinsic,” or “the Company” refer to Atrinsic, Inc., a Delaware corporation, and/or our majority-owned subsidiary, Momspot, LLC (“Momspot”).

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

PART I

Item 1. Business

Overview

Our principal asset is a 51% membership interest in Momspot, which is in the process of developing an online affiliated marketing network targeting the Mommy Market, as more particularly described in this Annual Report. We do not conduct any other business activity, directly or indirectly. Since the fourth quarter Momspot’s development plan has been suspended pending receipt of incremental funding.

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

We will focus on marketing our website and services in order to build to awareness of the Momspot brand, which, we hope, will translate into heavy user traffic and engagement. Ultimately, our value will be a function of the number of people using our website, the number of click-through to the web sites of our Platform Partners and Advertisers, and the transactional volume attributable to our users.

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

Although we released the first live version of the Momspot website (v1.0) on March 1, 2014 and the second (v2.0) in May 2014, we have no revenues to date.

Our business model is heavily reliant on marketing in order to achieve the website activity required to become profitable. We estimate 10,000 unique visitors per day to the Momspot website is the minimum amount of activity necessary to produce the revenue required to be a profitable business. In order to achieve this level of activity, we estimate that an annual marketing budget of between $115,000 and $150,000 will be required. Moreover, we will need to hire the necessary resources to manage the marketing activities and provide the appropriate level of development and technical support for these activities. At a minimum, we estimate we will need $375,000 in funding to recommence development of the network and $750,000 over the next two years in order to achieve profitability as it will take between 12 and 24 months to reach the targeted activity levels.

Our auditors, in their report for the fiscal year ended June 30, 2015, included a paragraph that there was substantial doubt as to our ability to continue as a going concern. This concern was based on our limited amount of working capital, limited revenues and negative cash flows. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, assuming that we will continue as a going concern.

Business Model - Affiliate Marketing

Our business model, affiliate marketing, is a type of performance-based marketing employed by many successful web-based companies, such as Kayak and Google. Affiliate marketing companies do not hold any inventory or buy and/or sell products. Rather, they facilitate interactions between consumers and merchants by creating an environment - i.e., a website - with multiple contact points for consumers, brands, and merchants. Affiliate marketing enhances the connections between consumers, on the one hand, and merchants and brand owners, on the other hand, by allowing for multiple opportunities for consumers to engage with multiple brands and products and services through an affiliate’s (i.e., publisher’s) website. Affiliates, such as Momspot, offer a risk-free approach for merchants and brand owners to increase consumer engagement with their products and brands, drive traffic to their sites and increase transaction volume. Affiliates specialize in product aggregation and search, and focusing marketing efforts on a well-defined and specific market segment (in our case, middle-to-upper class educated mothers between the ages of 24 and 45).

A publisher, also referred to as an affiliate, is an individual or company that promotes multiple products, brands and/or services in exchange for earning a commission. Merchants and brand owners contractually agree to work with a publisher and then provide the publisher with content - in the form of links, product images and banner or text ads - that the publisher incorporates into its website. When a user visits a publisher's website and clicks on a product, service, ad or other form of an advertiser's content, the visitor's browser receives a special tracking cookie that identifies the advertiser, the publisher, and the specific content and commission amount. This data is stored within the link information in what are called "parameters" and can include even more anonymous data used for attribution.

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

According to the Interactive Advertising Bureau (IAB), online advertising priced on a performance basis represented 62% of total U.S. online advertising spent in 2010, which represents a 20% share gain from cost-per-mille (CPM) and hybrid pricing models since 2004. CPM represents the price per 1000 user impression/views. It does not measure whether any revenue was generated form those views.

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

1 Interactive Advertising Bureau Advertising Revenue Report, 2011

The Value of the “Mommy Market”

The “Mommy Market” is estimated to be in excess of 31 million women under the age of 42. This includes 9.9 million “Millennial Moms” (age 18-29) and 21.9 million GenX Moms (age 30-42), two of the more Internet savvy segments. 2 Digital media is an essential and important part of a Mom’s life today, and the Internet is a rapidly growing media outlet that Moms turn to for information and entertainment. According to America Online DMS, mothers spend up to 16 hours and 52 minutes per week online, which is more than teens (who are online approximately 12 hours and 17 minutes). 3 According to the same survey, Moms spend an average of 86 minutes per day reading and sending emails and 38% of those surveyed indicated the Internet is their prime source of information, second only to television (48%). 4 What makes these facts even more interesting is that, when compared to women without children, Moms appear to favor the Internet in many different aspects of their life. Women also tend to seek assistance and opinions from their female peers when making product selection and purchasing decisions.

Our Value Proposition - To Users

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

Momspot will bring the following value to its users:

•	Targeted product search and filtering - search and filtering produces results that are more relevant to the user, saving time and reducing frustration;

•	Enhanced search and product selection functionality - our site will allow users to filter by brand, retailer, price, and/or product category, thus producing most relevant results and increasing the likelihood that the user will click-through to the merchants’ site;

•	Product aggregation for thousands of merchants and brands that want to reach the Mommy Market - provides the user with a one-stop shopping alternative that does not currently exist for this large market segment;

•	Special discounts and promotions -to entice users to the site and to click-through to merchants;

•	User community - to entice users to the site and increase user engagement that will increase likelihood of clicking through to merchants;

•	Social network integration and ability to solicit real time assistance from friends - to entice users to the site and increase user engagement that will increase likelihood of clicking through to merchants;

•	Trusted product reviews and ratings - a value-add for users to entice them to use the site; and

•	Ability to customize the user’s personal area for others to follow - to entice users to the site and increase user engagement that will increase likelihood of clicking through to merchants.

2 BabyCenter US Mom Market Facts.

3 The U.S. Mom Market Report; Silver Stork Research & Packaged Facts, page 56.

4 The U.S. Mom Market Report; Silver Stork Research & Packaged Facts, page 55.

Our Value Proposition - To Platform Partners and Advertisers

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

We believe the Momspot platform will provide our Platform Partners and Advertisers with the following benefits:

•	Risk-free opportunity to allow users to engage directly with products and brands. Because of our pay-for-performance revenue model, Platform Partners and Advertisers will pay us on a performance basis, meaning they only pay us when a user engages with their ad, such as when a user clicks on a link for a promoted product or replies to or favorites a promoted product. The pay-for-performance structure aligns our interests in delivering relevant and engaging ads to our users with those of our Advertisers.

•	Risk-free opportunity to drive user traffic and increase transaction volume; brand equity leverage. As Momspot’s brand equity is enhanced, Platform Partners and Advertisers will benefit.

•	Automatic market segmentation. Platform Partners and Advertisers will be able to instantly reach a distinct market segment, which happens to be large and that has a significant amount of disposable income.

•	Unique Ad Formats Native to the User Experience. The organization of our website, including product placement and curation, will appear to the user as natural and organic. Thus, we will provide Platform Partners and Advertisers with an opportunity to reach our users without disrupting or detracting from the user experience. As such, Platform Partners and Advertisers can drive product webpage visits or application installs.

•	Connect in Context. Platform Partners and Advertisers can gain meaningful insights and market intelligence from, and respond directly to, the feedback from customers. Our Platform Partners and Advertisers will have powerful context to connect their messages to what is most meaningful to our users in real time, and can engage directly with their customers. We will be able to provide Platform Partners and Advertisers with measurable, accountable and repeatable results including the following: unique monthly visits, average visit duration, bounce rate, pages per visit, page views, percentage of new visits, demographics ( e.g., age, gender) and geography ( e.g., country, region, state, city)

•	Extension of Offline Advertising Campaigns. Advertising on affiliated marketing sites complements offline advertising campaigns, such as television ads. Additionally, we enable Advertisers to engage directly with users who have been exposed to their ads on television. We believe that synchronizing Momspot and television advertising campaigns makes brand messages more engaging and interactive.

Our Value Proposition - To Data Partners

We will license or sell our data to Data Partners, i.e., third-party marketers and advertisers who will search and analyze historical and real-time data on our platform. Our Data Partners will be able to use this data to generate and monetize data analytics, from which data partners can identify user sentiment, influence and other trends.

Specifically, our platform provides our Data Partners with the following benefits:

•	Access to Actionable Data. Our platform will enable our Data Partners to analyze and act upon data based on how users engage on our platform. This data can then serve as the foundation for applications and tools that can draw relationships between social interactions and business results, and even derive signals that predict consumer preferences.

•	Ability to Create Measurement Standards. We will provide our Data Partners with the tools and data to find the right signal for the right audience.

Revenue Model

Eventually, we expect our revenue to include the following:

•	Affiliate Commissions - When one of our users purchases a product from one of our Platform Partners or Advertisers, we will receive a percentage of the purchase price. The rate of the commissions will vary, depending on the merchant and other factors. For example, we may enter into special arrangements with Platform Partners to promote specific products, in which case the rate may be higher than the usual rate.

•	Affiliate CPC Revenue - Each time a user clicks on a button that redirects the user to the website of a Platform Partner or Advertiser, that Platform Partner or Advertiser will pay us a fee.

•	Display Advertising - Advertisers, whether or not they are Platform Partners, will pay us a fee for display ads. The rates will depend on the ad placement and frequency and are typically measured on a CPM basis (i.e., cost per 1,000 impressions).

•	Sponsored Content - Part of our strategy is to promote our website to serve as a resource for our targeted market segment and to serve as a forum where users can interact with each other. In order to achieve this goal, we will look to bring sponsored content, such as blogs or articles of interest to Moms. We will charge a fee to persons who wish to post content on our site. The fee will probably be based on a CPC pricing model.

•	Data Analytics -We have created a detailed measurement plan to regularly track and collect site data and user interactions. We plan to leverage Google Analytics as the platform and tool by which we will collect and analyze this data. This plan focuses on the analyzing the number of unique visitors per month, page views per visit, visit duration, bounce rate, and defined user conversions. We will look to sell or license this data to third party marketers and other interested parties.

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

Sales and Marketing

As a start-up venture, sales and marketing is critical to our success. Acquisition of users, Platform Partners, and Advertisers requires significant resources, which is why we have made it such a significant part of our budget and one of the largest focuses of our business. Our goal through marketing is to build our brand popularity and reputation that will translate into heavy user traffic and engagement, and ultimately traffic and sales for Platform Partners and Advertisers. To achieve this, we have developed the following sales and marketing strategy:

•	Search Engine Marketing (SEM) - paying a search engine to display your ad when a user searches on specific keyword terms;

•	Search Engine Optimization (SEO) - optimizing site code and content such that the site URL is ranked higher in a search engines organic search results;

•	Paid advertising - paying websites or other media to display ads or sponsored content;

•	Public relations - promoting our website through various popular media channels, including television, radio, magazines and online channels (e.g. blogs, online magazines);

•	Strategic partnerships - entering into relationships with other enterprises that we believe will enhance our image, increase brand awareness or otherwise have a positive impact on our business;

•	Event Sponsorships - attending or participating in trade shows and conventions and sponsoring various events that target the Mommy Market; and

•	Viral marketing campaigns - a method of product promotion that relies on getting customers to market an idea, product or service on their own by telling their friends about the idea, product or service, usually via email or text.

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

Competition

Our industry is evolving rapidly and is becoming increasingly competitive, and we cannot assure you that we will be able to compete effectively. See the sections titled “Risk Factors-If we are unable to compete effectively for users and advertiser spend, our business and operating results could be harmed” and “We will need to hire highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.” We believe the principal barriers to entry are the following:

•	acquiring a valuable domain name;

•	building a user base and a robust affiliate network; and

•	financial resources for sales and marketing.

We expect to face significant competition in all aspects of our business - for users, Platform Partners, Advertisers and also for personnel.

In general, the competitive landscape in which we operate is vast. Our competitors include traditional “brick and mortar” retailers, whether or not they have an online presence; online retailers, such as Amazon.com; and comparison shopping sites such as GoogleShop, Shopzilla and others. However, rather than view these enterprises as competitors, we prefer to treat them as potential Platform Partners. In our view, our real competitors are online comparison shopping sites that target the Mommy Market. We are aware of three such sites: www.weespring.com and www.cricketscircle.com.

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

As we grow and need to expand our work force, we may also experience significant competition for highly skilled personnel, including senior management, engineers, designers and product managers. Our growth strategy depends in part on our ability to retain our personnel and add highly skilled employees. Competition for highly skilled personnel is intense, particularly in the New York market, where we are located, and we compete for personnel against online and mobile businesses; other companies in the technology industry; and traditional media businesses such as television, radio and print. In addition, our ability to compete effectively for highly skilled personnel will depend on our ability to foster a work environment that encourages independence, creativity and innovation; opportunities to work on challenging, meaningful and important projects; the reputation and strength of our brand; and compensation.

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

Site Features

The Momspot website focuses on the following features:

•	Intuitive and simple product search: Curated content, including product content such as special promotions, and editorial content such as topical articles discussing Mom, children or general parenting issues, as well as other useful information.

•	Multi-dimensional product filtering: Giving the user the ability to filter search results by many different criteria, including by price, brand, and retailer;

•	Product specifications: Giving the user the ability to filter search results by many different criteria, including details of the selected product such as product description, price, product ratings and user reviews;

•	Product and price comparison capability: A table showing the various merchants that sell a particular product, and the price for each merchant;

•	Social integration: The ability to post and share products and reviews to social networks, including Facebook, Twitter and Pinterest; and

•	Customizable area (“My Momspot”): The ability to curate content that is “followable” by other users, and where users can build a community of users with whom they can share and recommend products and interact.

Design and development of the Momspot website will focus on four main sections. These areas are:

1.	Momspot homepage and universal navigation;

2.	Product search results and filtering;

3.	Product details; and

4.	My Momspot.

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

In terms of technical development, we have organized Momspot’s functionality into the following four areas:

1.	Core:
•	Merchandise database
•	Merchandise data feed
•	User database
•	Product search
•	Product filtering
•	Product sort
•	Detailed product view
•	Product utilities (e.g. sharing, saving, emailing, etc.)

2.	Administrative:
•	Merchandise management system (MMS)
•	Content management system (CMS)
•	User analytics

3.	Value-Added Commercial Services:
•	Promotions/sponsored products
•	Sponsored content
•	Display advertisements

4.	Social:
•	My Momspot
•	Instant message/chat

Current Progress

Since July 2013, we have achieved the following milestones in connection with our business plan:

1.	Created Momspot logo and brand symbol;
2.	Developed style guidelines to manage the visual identity of the brand;
3.	Analyzed user experience and developed wireframes and functional requirements for key sections of the website;
4.	Developed webpage mockups by applying the Momspot style and visual identity standards to the wireframes (i.e. skinning);
5.	Developed full webpage comps (i.e., mock-ups of web pages) as a blueprint for technical development;
6.	Began analyzing data integration solutions between an affiliate network (CJ Affiliate by Conversant) and Momspot;
7.	Began inquiring with merchants regarding their affiliate programs and compiling merchant product data

a.	We presently have 22 merchant partners whose products are contained on the site;

8.	Completed early development of search and browsing technology;
9.	Completed full version of the website for testing purposes;
10.	Published a temporary website to the URLwww.momspot.com in November 2013, which allows users to get basic information about us and add their email address to our mailing list;
11.	Conducted numerous focus group sessions to get user feedback and help shape functional requirements;
12.	Released the first live version of Momspot (v1.0) towww.momspot.com on March 1 , 2014

a.	We are not promoting the current live site, but rather waiting till the release of the next version of the website with the newly designed homepage
b.	Despite this, since release more than 1,000 users have visited the site, accruing more than 2,200 page views, clicking on 213 merchant products and conducting nine sales transactions; and

13.	Began designing and developing a newly redesigned homepage and other site functionality, which is currently live in our staging environment.

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

Many companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. We may, in the future, face allegations that we have infringed on or otherwise violated the patents, copyrights, trademarks, trade secrets, and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more intellectual property-related claims and litigation matters. For additional information, see the section titled “Risk Factors-We are currently, and expect to be in the future, party to intellectual property rights claims that are expensive and time consuming to defend, and, if resolved adversely, could have a significant impact on our business, financial condition or operating results.”

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

Employees

As of June 30, 2015, Atrinsic had no employees and Momspot had one part-time employee.

History, Background of Our Reorganization

Prior to the filing of our Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code on June 15, 2012 (the “Plan of Reorganization”), we were a marketer of direct-to-consumer subscription products and an Internet search marketing agency. We sold entertainment and lifestyle subscription products directly to consumers, which we marketed through the Internet. We also sold Internet marketing services to our corporate and advertising clients. The Plan of Reorganization was conditionally confirmed by the United States Bankruptcy Court, Southern District of New York (Case No.: 12-12553 (JMP)) on June 26, 2013 subject to the consummation of our acquisition of a 51% controlling equity interest in Momspot, which was completed on July 12, 2013. Momspot currently constitutes our only business operation. Pursuant to the Plan of Reorganization, all debt was converted to equity with the secured creditors receiving 4,600,000,000 shares, $0.000001 par value per share, of a newly created class of preferred stock designated as Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and general unsecured creditors receiving an aggregate of 300,000,000 shares of common stock, $0.000001 per share (“Common Stock”). Prior to March 30, 2012, the Company was a reporting company under the Exchange Act, and filed periodic reports with the Securities and Exchange Commission (the “SEC”). On March 30, 2012, we filed a Form 15 with the SEC, terminating our obligation to file periodic reports under Sections 13 and 15(d) of the Exchange Act.

Atrinsic, Inc. was originally incorporated under the name Millbrook Acquisition Corp. on or about February 3, 1994. On or about May 2, 2007, Millbrook Acquisition Corp. changed its name to New Motion, Inc. On or about February 4, 2008, New Motion, Inc. merged with Traffix, Inc., pursuant to which Traffix, Inc. became wholly-owned subsidiary of New Motion, Inc. On or about June 25, 2009, New Motion, Inc. changed its name to Atrinsic, Inc. Pursuant to the terms of a Membership Interest Purchase Agreement dated July 12, 2013, we acquired a 51% equity interest in Momspot in exchange for our commitment to contribute up to $165,000 (none has been funded to date) of working capital to Momspot over a two-year period to fund its business development and operations. Simultaneous with the acquisition, we became a party to the Momspot Operating Agreement and the manager thereunder.

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

We have no operating history, which makes it difficult to effectively assess our future prospects or forecast our future results. Given our lack of any operating history the suspension of Momspot’s development plan, and the rapidly evolving markets in which we compete, it is very difficult, if not impossible, for you to predict our future operating results. You should consider our business and prospects in light of the risks and challenges we encounter or may encounter in this developing and rapidly evolving market. These risks and challenges include our ability to, among other things:

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

We will need additional financing to operate and grow our business. Since the fourth quarter of the 2015 fiscal year Momspot’s development plan has been suspended pending receipt of incremental funding. As such, we need to raise additional capital to cover our budgeted operating and capital expenditures. At a minimum, we estimate we will need $375,000 in funding to recommence development of the network and $750,000 over the next two years in order to achieve profitability. The largest single line items in our budget are marketing (estimated between $115,000 and $150,000 per year) and development (estimated between $80,000 and $130,000 per year), which is essentially the cost of one to two full-time equivalent software engineers and/or programmers.

In order to enable us to continue to sustain our operations until we consummate a financing, on September 3, 2015 each of our two principal stockholders loaned us an additional $25,000, or $50,000 in the aggregate, and extended the maturity dates of their existing loans to us to August 31, 2016, which should provide us with sufficient working capital for an additional 90 days. We have recently begun to explore new financing opportunities.

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

In their report in connection with our financial statements for the fiscal year ended June 30, 2015, our independent registered public accounting firm included an explanatory paragraph stating that because we have incurred net losses and have yet to establish profitable operations and other factors, there is substantial doubt as to our ability to continue as a going concern.  If we cannot continue as a going concern, your entire investment may be worthless. Our ability to continue as a going concern will depend, in large part, on our ability to obtain additional financing and generate positive cash flow from operations, neither of which is certain.

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

Competition for users will be intense. We will compete against many companies to attract and engage users, including traditional “brick and mortar” retailers that serve the Mommy Market, and online shopping sites including a number of online shopping sites that target the same market segment that we target. Most of these competitors and potential competitors have greater financial resources and substantially larger user bases than we do, such as Amazon.com, ShopStyle, Google and Cafemom, which offer a variety of Internet and mobile device-based products, services and content. For example, users can search, compare and shop using both Amazon and Google. The online affiliate marketing websites that target the Mommy Market, including www.weespring.com and www.cricketscircle.com , tend to be smaller but nevertheless are already serving the market and, in some cases, are well-funded. As a result, our competitors may acquire and engage users at the expense of the growth or engagement of our user base, which would negatively affect our business. We may also compete against smaller companies, and companies based in foreign countries.

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

Since emerging from bankruptcy in July 2013, we have incurred significant operating losses. As of June 30, 2015, we had an accumulated deficit of approximately $1,555,000. We believe that our future revenue growth will depend on, among other factors, our ability to attract users, Platform Partners and Advertisers; increase user engagement and ad engagement; increase our brand awareness; compete effectively; maximize our sales efforts; demonstrate a positive return on investment for Advertisers; and successfully develop new products and services. Accordingly, you should not rely on the revenue growth of any quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

In addition, as we grow, we may need to significantly expand our operating lease commitments. Maintaining our platform and website will be costly and we expect our expenses to increase in the future as we broaden our user base and increase user engagement, as the number of users who visit our website increase and as we develop and implement new features, products and services that require more infrastructure. In addition, we expect our operating expenses, such as our research, development, sales and marketing expenses, will grow rapidly as our business expands. Rapid growth could also strain our ability to maintain reliable service levels for our users, develop and improve our operational, financial, and legal and management controls, and enhance our reporting systems and procedures. As a public company we will incur significant legal, accounting, insurance and other expenses that we would not incur as a private company. Our expenses may grow faster than our revenue, and our expenses may be greater than we anticipate. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

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

At the present time, our only intellectual property rights include our name - Momspot - and our domain name - www.momspot.com. These rights are important as, in our view, they provide some protection against copycats. In order to protect these rights, we rely on trademark, trade dress, domain name and copyright laws. Effective protection of trademarks and domain names is expensive and difficult to maintain, both in terms of application and registration costs as well as the cost of defending and enforcing those rights. We may be required to protect our rights in an increasing number of countries, a process that is expensive and may not be successful or which we may not pursue in every country in which our products and services are distributed or made available.

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

We have determined that our disclosure controls and procedures and our internal control over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our business plan .

Our management team for financial reporting, specifically, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls.  At June 30, 2015, because of the inability to sufficiently test the effectiveness of remediated internal controls, we concluded that our internal control over financial reporting was not effective. At June 30, 2015, we concluded that our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weakness in our internal control over financial reporting that continued to exist. Until we are able to test the operating effectiveness of remediated internal controls and ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of the Company’s various financing agreements.

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

Our Common Stock is quoted on the OTC Pink, an interdealer electronic quotation system operated by OTC Markets Group, Inc. under the symbol “ATRN”. However, we cannot assure you that an active trading market for our Common Stock will develop on the OTC Pink or elsewhere, or, if developed, that any market will be sustained. An illiquid trading market could make it more difficult for investors to sell their shares and could also adversely impact the market price.

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

	High		Low
2014(1)
First Quarter	$	*	*
Second Quarter		*	*
Third Quarter		*	*
Fourth Quarter		*	*

2015(1)
First Quarter		*	*
Second Quarter		*	*
Third Quarter		*	*
Fourth Quarter		*	*

* Less than $0.01 per share

(1) The prices for the fiscal years ended June 30, 2014 and 2015 are actual sale prices because the bid price information was not available.

Holders

As of September 24, 2015, there were 333 holders of record of our Common Stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.

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

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of June 30, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders - Stand Alone Option Grants	275,000,000	$.002	N/A
Total	275,000,000	$.002	N/A

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

Historical Background (dollars in thousands, except per share amounts)

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

On June 15, 2012, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code and terminated all remaining employees. Since then we have been managed by several outside legal and financial professionals. In June 2013, the United States Bankruptcy Court, Southern District of New York confirmed our Plan of Reorganization (the “Plan of Reorganization”) subject to our acquisition of a 51% controlling equity interest in Momspot, which was completed on July 12, 2013. Pursuant to the terms of a Membership Interest Purchase Agreement, we acquired a 51% equity interest in Momspot in exchange for our commitment to contribute up to $165 of working capital to Momspot over a two-year period to fund its business development and operations (none has been funded to date). Simultaneous with the acquisition, we became a party to the Momspot Operating Agreement and the manager thereunder. Momspot is a development stage company whose goal is to be the premier specialty retail affiliate marketing company targeting women between the ages of 24 and 45 who are either mothers or expecting their first child. Momspot currently constitutes our only business operation.

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

Results of Operations (dollars in thousands)

Momspot, a development stage company, currently constitutes our only business. Since the fourth quarter of the 2015 fiscal year Momspot’s development plan has been suspended pending receipt of incremental funding. We have no revenue.

For the year ended June 30, 2015, we incurred a loss from operations of $491, as compared to $975 for the period from July 12, 2013 to June 30, 2014. The decrease in loss from operations can be primarily attributed to a decrease of $129 in professional expenses related to legal services, consulting services and accounting services, and a decrease of $42 in research and development expenses related to web design and development. During the period from July 12, 2013 to June 30, 2014, we recorded $204 of reorganization expenses related to a post confirmation liquidation plan. During the year ended June 30, 2015, we recorded approximately $25 of net loss attributable to non-controlling interest as compared to $49 for the period from July 12, 2013 to June 30, 2014.

Liquidity and Capital Resources (dollars in thousands)

We continually project anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. In accordance with the Plan of Reorganization, all of our pre-bankruptcy filing accounts payable were converted into equity, which had a favorable impact on liquidity. As of June 30, 2015, we had cash of approximately $62 and working capital deficit of approximately $57. As of June 30, 2014, we had cash of approximately $101 and working capital of approximately $104. During the year ended June 30, 2015, we used approximately $378 of cash for operations, which included payments to legal and accounting professionals, payments to consultants to develop our website, insurance and other administrative expenses. This accounted for the total decrease in cash for the period.

Since the fourth quarter of the 2015 fiscal year Momspot’s development plan has been suspended pending receipt of incremental funding. As such, we need to raise additional capital to cover our budgeted operating and capital expenditures. At a minimum, we estimate we will need $375 in funding to recommence development of the network and $750 over the next two years. The largest single line items in our budget are marketing (estimated between $115 and $150 per year) and development (estimated between $80 and $130 per year), which is essentially the cost of one to two full-time equivalent software engineers and/or programmers.

Subsequent Event (dollars in thousands, except per share amounts)

On September 3, 2015, we issued secured convertible promissory notes (the “Secured Convertible Notes”) in the principal amount of $25 to each of two principal stockholders, for an aggregate of $50, each an existing secured lender and a principal stockholder. The Secured Convertible Notes have a maturity date of August 31, 2016 and bear interest at the rate of 5.0% per annum, payable at maturity. The outstanding principal and accrued interest of each Secured Convertible Note is convertible, subject to a 4.99% Beneficial Ownership Cap (as defined in the Secured Convertible Notes), into shares of Common Stock at an initial conversion price of $5.00 per share (subject to adjustment), at the option of the respective holders. Our obligations under the Secured Convertible Notes are secured by a first priority security interest in all of our property. The proceeds of the Secured Convertible Notes will be utilized by us to fund our working capital needs.

On September 3, 2015, we also entered into note modification agreements, made as of July 31, 2015, with each of two principal stockholders (the “Modification Agreements”) pursuant to which the maturity dates of the Prior Notes (as defined in the Modification Agreements) were extended to August 31, 2016 and the Prior Notes were amended to permit conversion of the principal and accrued interest due and payable under the Prior Notes into shares of Common Stock in accordance with the same terms and provisions of the Secured Convertible Notes.

Going Concern

We intend to finance operating activities through:

•	managing current cash on hand; and
•	seeking additional funds raised in the future.

Our financial statements for the year ended June 30, 2015 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long term plans.

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

Plan of Operations

Business Overview

Since emerging from bankruptcy, we are a development stage company in the process of developing an online affiliate marketing and comparison shopping site targeting the Mommy Market. Since the fourth quarter of the 2015 fiscal year Momspot’s development plan has been suspended pending receipt of incremental funding. Our website, www.momspot.com, will aggregate thousands of consumer retail products from dozens of retailers and market these products to the Mommy Market. Our website will offer basic e-commerce functionality, including product search and browsing, product search filtering, and detailed product specifications. Users will also have the ability to share their thoughts and impressions about the products they choose either via email or social networks of which they are a member, and will also be able to save specified products to their customizable “My Momspot”, which they can view or share at a later time. Users will also have the ability to cultivate a network of other Momspot users, or invite new individuals to become members of Momspot, which provides a forum for users to interact with each other and to provide personal product recommendations and reviews.

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

We released the first live version of Momspot (v1.0) towww.momspot.com on March 1, 2014. We are not promoting the current live site, nor implementing any marketing effort as this release was used primarily for testing purposes, allowing us to gauge Momspot’s organic user acquisition capabilities in addition to allowing us to analyze the efficacy of our site design and layout by measuring user interaction with various website elements and pages.

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

Human Resources

Momspot has only one professional - Barry Eisenberg - who serves as its chief executive officer. Mr. Eisenberg is responsible for the day-to-day management of all aspects of Momspot, which includes identifying and hiring contractors, managing our financial matters, devising and implementing the marketing strategy, procuring and managing affiliate relationships, conducting market research and focus group testing, website testing, communicating with investors, and overseeing contractors work including design and development of the website.

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

Financing - Capital Needs (dollars in thousands)

Momspot was initially capitalized with $165 of which approximately $153 has been used by Momspot through June 30, 2015 for website design and development, website infrastructure and hosting services, management compensation and legal and accounting fees. Although www.momspot.com went live in March 2014, to date we have had no meaningful revenues.

Since the fourth quarter of the 2015 fiscal year Momspot’s development plan has been suspended pending receipt of incremental funding. As such, we need to raise additional capital to cover our budgeted operating and capital expenditures. At a minimum, we estimate we will need $375 in funding to recommence development of the network and $750 over the next two years in order to achieve profitability. The largest single line items in our budget are marketing (estimated between $115 and $150 per year) and development (estimated between $80 and $130 per year), which is essentially the cost of one to two full-time equivalent software engineers and/or programmers.

During the fiscal year ended 2015, in order to enable us to continue to sustain our operations, we consummated the following debt financing activities: on August 15, 2014, we raised gross proceeds of $90 from our two principal stockholders, and issued secured promissory notes in the principal amount of $45 to each of them; on December 18, 2014, we raised additional gross proceeds of $150 from our two principal stockholders, and issued secured promissory notes in the principal amount of $75 to each of them; on May 15, 2015, we raised additional gross proceeds of $100 from our two principal stockholders, and issued secured promissory notes in the principal amount of $50 to each of them. Each loan was evidenced by a secured promissory note bearing interest at the rate of 5.0% per annum. The aggregate principal amounts of all the notes and all accrued and unpaid interest thereon were due and payable on July 31, 2015. In September 2015, the maturity dates of these notes were extended to August 31, 2016 pursuant to the Modification Agreements. We have recently begun to explore additional financing options.

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

Data Analytics

As with all commercial websites, understanding users’ behaviors and interaction with the site is important to know in order to optimize the site layout and design to ensure maximum user engagement and conversion rates. Conversions include any ‘high-value’ actions made by users on the site - e.g. clicking the “Shop Now” button, sharing products via social networks, etc. We have created a detailed measurement plan to regularly track and collect site data and user interactions in order to make recommendations for site enhancements in order to optimize user interaction. We plan to leverage Google Analytics as the platform and tool by which we will collect and analyze this data.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Audit Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment, fair value of stock options granted, forfeiture rate of equity based compensation grants, probable losses associated with pre-acquisition contingencies, income taxes and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates. Macroeconomic conditions may directly, or indirectly through our business partners and vendors, impact our financial performance and available resources. Such conditions may, in turn, impact the aforementioned estimates and assumptions.

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

Stock-Based Compensation. We record stock based compensation in accordance with ASC 718. In estimating the grant date fair value of stock option awards and performance based restricted stock, we use the Black Scholes option pricing model and other binomial pricing models where appropriate. The key assumptions for these models to derive fair value include expected term, rate of risk free returns and volatility.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. This ASU will have no impact on us until we begin to grant performance awards.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We have elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of the consolidated financial statements included in this Annual Report. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding our ability to continue as a going concern have been disclosed in Note 2 to the consolidated financial statements included in this Annual Report.

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

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. The design of any system of controls also is based in part on certain assumptions regarding the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Given these and other inherent limitations of control systems, these are only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2015 and identified the following material weaknesses in our internal control over financial reporting:

·	A system of internal controls (including policies and procedures) has neither been designed nor implemented;

·	A formal, internal accounting system has not been implemented; and

·	Segregation of duties in the handling of cash, cash receipts, and cash disbursements has not been formalized and, as a result, we have relied heavily on management review controls to lessen the issue of segregation of duties.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our directors and executive officers as of September 25, 2015. To the best of our knowledge, none our directors or executive officers have an arrangement or understanding with any other person pursuant to which he was selected as a director or officer. There are no family relationships between any of our directors or executive officers. Our executive officers are appointed by and serve at the pleasure of the board of directors.

Name	Age	Position

Edward Gildea	64	Chief Executive Officer and Director
Jonathan Schechter	41	Director
Barry Eisenberg	37	Chief Executive Officer of Momspot, LLC
David Horin	47	Chief Financial Officer

Edward Gildea. Mr. Gildea was appointed as a director in February 2014 and as our Chief Executive Officer since March 1, 2014. From January 2006 until June 2013, Mr. Gildea was the CEO, President, and Chairman of the Board Of Directors of Converted Organics Inc., a publicly held company that manufactures organic fertilizer by recycling food waste. He is currently a member of the board of directors of WPCS International Inc. (NASDAQ:WPCS) (wireless communications and Bitcoin exchange) and Worlds Inc. (QTCBB:WDDD) (Intellectual Property gaming software). Mr. Gildea is a practicing attorney. He received his undergraduate degree from The College of the Holy Cross and his law degree from Suffolk University. Mr. Gildea contributes expertise in areas of mergers & acquisitions, strategic planning, funding, business development and executive leadership to the board of directors.

Jonathan Schechter. Mr. Schechter was appointed as a director in February 2014. He currently serves as Director of Investment Banking at Chardan Capital Markets, LLC, a middle-market full-service investment banking and brokerage firm. During his time at Chardan, Mr. Schechter has been lead investment banker in a wide variety of transactions including public stock offerings, private placements and mergers and acquisitions. Mr. Schechter joined Chardan Capital Markets, LLC in 1998. Beginning in 1999, Mr. Schechter worked as a corporate associate for Brian Cave LLP where he specialized in representing investors and investment banks in capital market transactions. Mr. Schechter also represented and advised numerous public companies in all aspects of corporate law. From 2005-2007 Mr. Schechter served as general counsel to a hedge fund. Mr. Schechter graduated from Duke University, cum laude, with an AB in political science and graduated from Fordham Law School with a JD and is licensed to practice in the State of New York. Mr. Schechter contributes expertise in areas of corporate governance, mergers and acquisitions and investment banking to the board of directors.

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

David Horin. Mr. Horin was appointed our Chief Financial Officer in March 2014. Mr. Horin is a Managing Partner and Founder of Chord Advisors, LLC, an advisory firm that provides targeted financial solutions to public companies, which he founded in 2012. From March 2008 to June 2012, Mr. Horin was the Chief Financial Officer of Direct Markets Holdings Corp. (f/k/a Rodman & Renshaw Capital Group, Inc.), a full-service investment bank dedicated to providing corporate finance, strategic advisory, sales and trading and related services to public and private companies across multiple sectors and regions. From March 2003 through March 2008, Mr. Horin was the Managing Director of Accounting Policy and Financial Reporting at Jefferies Group, Inc, a full-service global investment bank and institutional securities firm focused on growth and middle-market companies and their investors. Prior to his employment at Jefferies Group, Inc., from 2000 to 2003, Mr. Horin was a Senior Manager in KPMG’s Department of Professional Practice in New York, where he advised firm members and clients on technical accounting and risk management matters for a variety of public, international and early growth stage entities. Mr. Horin has a Bachelor of Science degree in Accounting from Baruch College at the City University of New York. Mr. Horin is also a certified public accountant.

None of the directors or executive officers are related by blood, marriage or adoption.

CORPORATE GOVERNANCE AND BOARD COMMITTEES

Director Independence

As a non-listed company, we are not subject to the rules regarding director independence. Nevertheless, the board of directors has determined that Jonathan Schechter is independent as that term is defined in the listing standards of the NASDAQ. Generally, a director is considered independent as long as he or she does not have a relationship with us or management that would interfere with the exercise of independent judgment in carrying out the director’s responsibilities.

In determining director independence, the board of directors considered the compensation paid to Mr. Schechter for the year ended June 30, 2015, disclosed in “Director Compensation” below, and determined that such compensation was for services rendered to the board of directors and therefore did not impact his ability to continue to serve as independent directors.

Board Committees

Our board of directors has the authority to appoint committees to perform certain management and administrative functions. As of the date of this Annual Report, given the limited number of directors, our board of directors has not yet re-established any committees. However, we expect that our board of directors will appoint new directors in the future and once the board of directors has been expanded, we anticipate that the board of directors will again establish separate audit, compensation and nominating and corporate governance committees and may, from time to time, establish other committees it deems appropriate.

Code of Ethics

We have adopted a Code of Ethics (the “Code of Ethics”), which applies to all directors, officers and employees. A copy of the Code of Ethics is available on our web site under the heading “Investor Quick Facts.” We intend to make available on our web site any future amendments or waivers to our Code of Ethics within four business days after any such amendments or waivers.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The table below sets forth the compensation earned by our Chief Executive Officer for the fiscal years ended June 30, 2015 and 2014 (the “named executive officer”). None of our executive officers’ total compensation exceeded $100,000 for the fiscal year ended June 30, 2015.

				Stock	Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($) (2)	Compensation ($)	Total ($)
Edward Gildea,	2015	42,000	-	-	-	-	42,000
Chief Executive Officer (1)	2014	14,000	-	-	99,959	-	113,959

(1)	Mr. Gildea was appointed Chief Executive Officer effective March 1, 2014

(2)	Reflects the value of stock options that was charged to income as reported in our financial statements and calculated using the provisions of FASB ASC 718 “Share-based Payments.” The assumptions underlying the valuation of equity awards are set forth in Note 4 of our financial statements, included elsewhere in this report.

As of the date of this Report, we were not aware of any pledges of Common Stock which may at a subsequent date result in a change in control of the Company.

Employment Contracts

We are not a party to any employment agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the named executive officer as of June 30, 2015.

		Number of Securities
		Underlying Unexercised		Option Exercise	Option Expiration
Name and Principal Position	Year	Options (#) Exercisable		Price ($)	Date
Edward Gildea,	2015	50,000,000	(2)	0.002	February 11, 2019
Chief Executive Officer (1)		50,000,000	(3)	0.002	February 28, 2019

(1) Mr. Gildea was appointed Chief Executive officer effective March 1, 2014.

(2) Awarded on February 11, 2014.

(3) Awarded on February 28, 2014.

Compensation of Directors

The following table provides compensation information for the year ended June 30, 2015 for each of the independent members of the board of directors.

Name	Fees Earned or Paid in Cash	Option Awards
(a)	($)	($)	Total ($)
Jonathan Schechter(1)	-	-	-

(1)	At June 30, 2015, Mr. Schechter held a stock option to purchase 50,000,000 shares of our Common Stock at an exercise price of $0.002 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our Common Stock as of September 25, 2015. The number of shares in the table represents the number of shares of Common Stock owned by:

•	each person who is known to us to be the beneficial owner of more than 5% of our outstanding Common Stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of Common Stock under outstanding shares of Series A Preferred Stock, warrants, convertible notes or options currently exercisable or exercisable within 60 days of September 25, 2015 are deemed outstanding for purposes of computing the percentage ownership of the person holding such preferred stock, warrants, convertible notes or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at September 25, 2015. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

The information presented in this table is based on 400,000,000 shares of our Common Stock outstanding on September 25, 2015. Unless otherwise indicated, the address of each of the named executive officers and directors and 5% or more stockholders named below is c/o Atrinsic, Inc., 65 Atlantic Avenue, Boston, Massachusetts 02110.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class

Edward Gildea, Chief Executive Officer and Director	100,000,000	(1)	20.00%
Jonathan Schechter, Director	50,000,000	(2)	11.11%
All directors and executive officers as a group (2 persons)	150,000,000	(3)	27.27%

5% Stockholders:
Sebastian Giordano	125,000,000	(4)	23.81%
Hudson Bay Capital Management LP. (5)(7)	44,395,067	(7)	9.99%
Iroquois Capital Management LLC (6)(7)	44,395,067	(7)	9.99%
469 Holdings LLC (8)	22,693,437		5.67%
Brilliant Digital Entertainment Altent, Inc.(9)	62,519,414		15.63%
Google, Inc.(10)	100,047,815		25.01%
MediaNet Digital, Inc. (11)	20,071,696		5.02%
Yahoo, Inc. (12)	20,029,560		5.01%

(1)	Consists of 100,000,000 shares of Common Stock issuable under currently outstanding options.
(2)	Consists of 50,000,000 shares of Common Stock issuable under currently outstanding options.
(3)	Consists of an aggregate of 150,000,000 shares of Common Stock issuable under currently outstanding options.
(4)	Consists of 125,000,000 shares of Common Stock issuable under currently outstanding options. Mr. Giordano resigned as chief executive officer effective March 1, 2014.
(5)	Hudson Bay Capital Management LP (the “Investment Manager”) serves as the investment manager to Hudson Bay Master Fund Ltd. (the “HB Fund”), in whose name the reported securities are held, and may be deemed to be the beneficial owner of all shares of Common Stock held by the HB Fund. The principal business address of the Investment Manager and the HB Fund is 777 Third Avenue, 30th Floor, New York, New York 10017.
(6)	Iroquois Capital Management LLC, a Delaware limited liability company (“Iroquois”) serves as the investment adviser that provides investment advisory services to Iroquois Master Fund Ltd. (the “Iroquois Fund”), in whose name the reported securities are held, may be deemed to be the beneficial owner of all shares of Common Stock held by the Iroquois Fund. The principal business address of Iroquois in 205 East 42nd Street, 20 th Floor, New York, New York 10017.
(7)	Consists of shares of Common Stock issuable upon conversion of shares of Series A Convertible Preferred Stock held by such stockholder. Hudson Bay Capital Management L.P. owns 2,312,834,301 shares of the Series A Convertible Preferred Stock and Iroquois Capital Management LLC owns 2,287,165,699 shares of the Series A Convertible Preferred Stock. Excludes the number of shares of Common Stock issuable upon conversion of all the shares of Series A Preferred Stock held by the stockholder in excess of 44,395,067 because of the “Beneficial Ownership Cap” limitation applicable to all shares of Series A Preferred Stock pursuant to which the holder thereof does not have the right to convert shares of Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the holder thereof, or any of its affiliates and any other persons or entities whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act, of more than 9.99% of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.
(8)	The address of 469 Holdings LLC is: c/o Belkin Burden Wenig & Goldman, Attn: S. Stewart Smith, Esq. 270 Madison Avenue, New York, NY 10016.
(9)	The address of Brilliant Digital Entertainment Altent, Inc. is: 12711 Ventura Blvd., Suite 210, Studio City, CA 91604.
(10)	The address of Google, Inc. is: PO Box 39000, San Francisco, CA 94139.
(11)	The address of MediaNet Digital, Inc. is: 1697 Broadway, 10th Floor, New York, NY 10019.
(12)	The address of Yahoo, Inc. is: 701 1st Ave, Sunnyvale, CA 94089.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Corporate Governance

The board of directors has adopted a resolution that, in the future, any transactions between us and another person or entity who is deemed to be an “affiliate” or a related party must be approved by a majority of our disinterested directors.

Transactions with Related Persons

Pursuant to the terms of a Membership Interest Purchase Agreement dated July, 2013, we acquired a 51% equity interest in Momspot in exchange for our commitment to contribute up to $165,000 of working capital to Momspot over a two-year period to fund its business development and operations (none has been funded to date). Simultaneous with the acquisition, we became a party to the Momspot, LLC Operating Agreement and the manager thereunder. B.E. Global LLC, an entity controlled by Barry Eisenberg, owns the remaining 49% of the equity interest in Momspot.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our principal accounting firm, Marcum, LLP (“Marcum”), for the fiscal years ended June 30, 2015 and 2014 are as follows:

(a)	Audit Fees

2015

The aggregate fees billed during fiscal 2015 by Marcum were $63,282, covering the audit of our annual financial statements and the review of our financial statements for the nine months ended March 31, 2015

2014

The aggregate fees billed during fiscal 2014 by Marcum were $51,000, covering the audit of our annual financial statements and the review of our financial statements for the nine months ended March 31, 2014

(b)	Audit-Related Fees

There were no audit-related fees billed by Marcum during fiscal 2015 and 2014.

(c)	Tax Fees

2015

The aggregate tax fee billed by Marcum during fiscal 2015 was $38,000.

2014

There was no tax fee billed by Marcum during fiscal 2014.

(d)	All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during fiscal 2015 and 2014.

Audit Committee Pre-Approval, Policies and Procedures

Our Audit Committee approved the engagement with Marcum, LLP, our principal accountant, in advance. In addition the Audit Committee approved tax services (as described above) provided by Marcum, LLP. These services were pre-approved by our Audit Committee to assure that such services do not impair the auditor’s independence from us.

The percentage of hours expended on audit by persons other than our principal accountant’s full time, permanent employees, did not exceed 50%.

Item 15. Financial Statements and Schedules and Exhibits

(a)	1. Financial Statements - See the Index to Consolidated Financial Statements below, beginning on page F-1.
2. Financial Statement Schedules - See (c) below.
3. Exhibits - See (b) below.

(b)	Exhibits

Exhibit Numbers	Description
2.1	Second Amended Plan of Reorganization, dated March 7, 2013†
2.2	Order Confirming Second Amended Plan of Reorganization, dated June 26, 2013†
3.1(a)	Amended and Restated Certificate of Incorporation filed on July 9, 2013†
3.1(b)	Certificate of Designations, Series A Convertible Preferred Stock filed on July 9, 2013†
3.1(c)	Certificate of Correction of Certificate of Designations of Series A Convertible Preferred Stock filed on October 29, 2013 †
3.2	By-Laws(1)
4.1	Amended and Restated Promissory Note dated February 11, 2014 issued by the Company to Hudson Bay Master Fund Ltd. †
4.2	Amended and Restated Promissory Note dated February 11, 2014 issued by the Company to Iroquois Master Fund Ltd. †
4.3	Promissory Note dated August 15, 2014 issued by the Company to Hudson Bay Master Fund Ltd. †
4.4	Promissory Note dated August 15, 2014 issued by the Company to Iroquois Master Fund Ltd. †
4.5	Secured Note, dated December 18, 2014, in the principal amount of $75,000, bearing interest at the rate of 5.0% per annum issued by the Company to Iroquois (2)
4.6	Secured Note, dated December 18, 2014, in the principal amount of $75,000, bearing interest at the rate of 5.0% per annum issued by the Company to Hudson (2)
4.7	Secured Note, dated May 15, 2015, in the principal amount of $50,000, bearing interest at the rate of 5.0% per annum issued by the Company to Hudson (3)
4.8	Secured Note, dated May 15, 2015, in the principal amount of $50,000, bearing interest at the rate of 5.0% per annum issued by the Company to Iroquois(3)
4.9	Secured Convertible Note, dated September 3, 2015, in the principal amount of $25,000, bearing interest at the rate of 5.0% per annum issued by the Company to Iroquois (4)
4.10	Secured Convertible Note, dated September 3, 2015, in the principal amount of $25,000, bearing interest at the rate of 5.0% per annum issued by the Company to Hudson (4)
10.1	Form of Option Agreement between the Company and each of Edward Gildea, Sebastian Giordano, and Jonathan Schechter†
10.2**	Consulting Agreement between the Company and Chord Advisors LLC†
10.3	Momspot Membership Interest Purchase Agreement entered into as of July 12, 2013†
10.4	Momspot Operating Agreement entered into as of July 12, 2013†
10.5	Momspot Contribution Agreement entered into as of July 12, 2013†
10.6	Lock-up Agreement among Atrinsic, Inc. and each of the holders of the Series A Preferred Stock, effective as of July 12, 2013 †
10.7	Form of Indemnification Agreement†
10.8	Security Agreement dated February 11, 2014 by and among the Company, Iroquois Master Fund Ltd, and Hudson Bay Master Fund Ltd. †
10.9	Final Form of the First Amended and Restated Security Agreement among the Company Iroquois and Hudson dated as of December 18, 2014 (2)
10.10	Letter agreement, dated May 15, 2015, between the Company and Iroquois amending the First Amended and Restated Security Agreement among the Company Iroquois and Hudson dated as of December 18, 2014 (3)
10.11	Letter agreement, dated May 15, 2015, between the Company and Hudson amending the First Amended and Restated Security Agreement among the Company Iroquois and Hudson dated as of December 18, 2014 (3)
10.12	Letter agreement, dated September 3, 2015, between the Company and Iroquois amending the First Amended and Restated Security Agreement among the Company Iroquois and Hudson dated as of December 18, 2014, as amended on May 15, 2015 (4)
10.13	Letter agreement, dated September 3, 2015, between the Company and Hudson amending the First Amended and Restated Security Agreement among the Company Iroquois and Hudson dated as of December 18, 2014, as amended on May 15, 2015 (4)
10.14	Note Modification Agreement, made as of July 31, 2015, between the Company and Iroquois (4)

10.15	Note Modification Agreement, made as of July 31, 2015, between the Company and Hudson (4)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
32.1*	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act *
101.INS	XBRL Instance Document (*€)
101.CAL	XBRL Taxonomy Extension Schema Document (*€)
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document (*€)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*€)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*€)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*€)

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

*€ Filed herewith.

(1) Filed on June 10, 2005 as Exhibit 3.4 to the Registration Statement on Form 10-SB and incorporated herein by reference.

(2) Filed on December 22, 2014 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(3) Filed on May 20, 2015 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

(4) Filed on September 9, 2015 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

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

ATRINSIC, INC.

Date: September 25, 2015	By:	/s/ EDWARD GILDEA
	Name:	Edward Gildea
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD GILDEA	Chief Executive Officer and Director,	September 25, 2015
Edward Gildea	(Principal Executive Officer)

/s/ DAVID HORIN	Chief Financial Officer	September 25, 2015
David Horin	(Principal Financial Officer)

/s/ JONATHAN SCHECHTER	Director	September 25, 2015
Jonathan Schechter

INDEX TO FINANCIAL STATEMENTS

Atrinsic, Inc.

Years Ended June 30, 2015 and 2014 (audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Atrinsic, Inc.

We have audited the accompanying consolidated balance sheets of Atrinsic, Inc. (the “Company”) as of June 30, 2015 and 2014(Successor Company), and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year ended June 30, 2015 (Successor Company), periods from July 12, 2013 to June 30, 2014 (Successor Company), eleven days ended July 11, 2013 (Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atrinsic, Inc. as of June 30, 2015 and 2014(Successor Company), and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year ended June 30, 2015 (Successor Company), periods from July 12, 2013 to June 30, 2014 (Successor Company), eleven days ended July 11, 2013 (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, on June 26, 2013, the Company emerged from Chapter 11 and on July 12, 2013 adopted fresh start accounting. The Company has continued to incur net losses through June 30, 2015 and have yet to establish profitable operations. These factors among others create a substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/ Marcum LLP

Marcum llp

New York, NY

September 25, 2015

ATRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	As of June 30,
	2015	2014
ASSETS
Current assets
Cash	$62	$101
Prepaid expenses	70	144
Total current assets	132	245

Property and equipment (net of accumulated depreciation of $1 and $0, respectively)	1	1
Total assets	$133	$246

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$168	$138
Accrued interest expense - stockholders	21	3
Total current liabilities	189	141
Long-term notes payable - due to stockholders	515	175
Total liabilities	704	316

COMMITMENTS AND CONTINGENCIES

Shareholders' deficit:
Series A convertible preferred stock, $0.000001 par value, 5,000,000,000 shares authorized, 4,600,000,000 shares issued and outstanding at June 30, 2015 and 2014; (Liquidation preference 20,700,000 as of June 30, 2015)	5	5
Common stock, $.000001 par value, 100,000,000,000 shares authorized, 400,000,000 shares issued and outstanding at June 30, 2015 and 2014	-	-
Additional paid-in capital	1,053	1,053
Accumulated deficit	(1,555)	(1,079)
Shareholders' deficit attributed to Atrinsic, Inc.	(497)	(21)

Non-controlling interest	(74)	(49)
Total shareholders' deficit	(571)	(70)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$133	$246

The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Successor Company		Predecessor Company
	For the year ended	For the period from July 12, 2013 to	For the period from July 1, 2013 to
	June 30,	June 30,	July 11,
	2015	2014	2013
Operating expenses
General and administrative	$491	$975	$-
Total operating expenses	491	975	-
Loss from operations	(491)	(975)	-

Other income (expenses)
Other income	8	59	-
Other expenses	-	(5)	-
Interest expenses - stockholders	(18)	(3)	-
Total other income (expenses)	(10)	51	-
Net loss before reorganization items	(501)	(924)	-

Reorganization items
Gain on reorganization, net	-	-	778
Legal and professional fees	-	(204)	-
Total reorganization items	-	(204)	778
Net (loss) income	(501)	(1,128)	778

Less: net loss attributable to non-controlling interest	(25)	(49)	-
Net (loss) income attributable to Atrinsic	$(476)	$(1,079)	$778

Net (loss) income per share attributable to Atrinsic common shareholders
Basic and diluted	$(0.00)	$(0.00)	$0.01

Weighted average shares outstanding:
Basic and diluted	400,000,000	400,000,000	100,000,000

 The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

(Dollars in thousands, except share data)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	(Deficit) Equity
Balance at June 30, 2013 (Predecessor Company)	-	$-	100,000,000	$1,000	$182,281	$-	681,509	$(4,981)	$-	$178,300
Cancellation of predecessor company common stock	-	-	(100,000,000)	(1,000)	-	-	-	-	-	(1,000)
Elimination of predecessor company capital in excess of par	-	-	-	-	(182,281)	-	-	-	-	(182,281)
Elimination of predecessor company accumulated deficit	-	-	-	-	-	-	-	-	-	-
Elimination of predecessor company treasury stock	-	-	-	-	-	-	(681,509)	4,981	-	4,981
Issuance of predecessor company convertible preferred stock	4,600,000,000	5	-	-	-	-	-	-	-	5
Issuance of predecessor company common stock	-	-	400,000,000	-	-	-	-	-	-	-
Gain from reorganization	-	-	-	-	-	778	-	-	-	778
Elimination of predecessor company accumulated deficit	-	-	-	-	778	(778)	-	-	-	-
Balance at July 11, 2013 (Predecessor Company)	4,600,000,000	$5	400,000,000	$-	$778	$-	-	$-	$-	$783
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	-	(49)	(49)
Net loss attributable to Atrinsic	-	-	-	-	-	(1,079)	-	-	-	(1,079)
Stock-based compensation	-	-	-	-	275	-	-	-	-	275
Balance at June 30, 2014 (Successor Company)	4,600,000,000	$5	400,000,000	$-	$1,053	$(1,079)	-	$-	$(49)	$(70)
Net loss attributable to non-controlling interest	-	-	-	-	-	-			(25)	(25)
Net loss attributable to Atrinsic	-	-	-	-	-	(476)			-	(476)
Balance at June 30, 2015 (Successor Company)	4,600,000,000	$5	400,000,000	$-	$1,053	$(1,555)	-	$-	$(74)	$(571)

The accompanying notes are an integral part of these consolidated statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Successor Company		Predecessor Company
	For the year ended	For the period from July 12, 2013 to	For the period from July 1, 2013 to
	June 30,	June 30,	July 11,
	2015	2014	2013
Cash flows from operating activities
Net (loss) income attributable to Atrinsic	$(476)	$(1,079)	$778

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	(25)	(49)	-
Non-cash reorganization items	-	-	(778)
Depreciation expenses	1	-	-
Stock-based compensation	-	275	-
Accrued interest on notes payable	18	3	-
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	74	93	-
Accounts payable, excluding reorganization items	30	(33)	-
Net cash used in operating activities	(378)	(790)	-

Cash flows from investing activities
Purchase of property and equipment	(1)	(1)	-
Net cash used in investing activities	(1)	(1)	-

Cash flows from financing activities
Proceeds from issuance of notes payable due to stockholders	340	175	-
Net cash provided by financing activities	340	175	-

Net decrease in cash	(39)	(616)	-
Cash at beginning of period	101	717	717
Cash at end of period	$62	$101	$717

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest expense paid	$-	$-	$-

Income taxes paid	$-	$-	$-

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

Since the fourth quarter of the 2015 fiscal year Momspot’s development plans has been suspended pending receipt of incremental funding.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company intends to finance its activities through:

•	Managing current cash on hand; and
•	Seeking additional funds raised in the future.

The Company has experienced recurring losses and negative cash flow from operations since emerging from bankruptcy. There is substantial doubt about the Company’s ability to continue as a going concern as it is dependent on its ability to obtain short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the Company’s long term plans. The Company continually projects anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. As of June 30, 2015, the Company had cash of approximately $62, a working capital deficit of approximately $57, and a total shareholders’ deficit of $571. During the year ended June 30, 2015, the Company used approximately $378 of cash for operations. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.

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

On September 3, 2015, the Company issued secured convertible promissory notes (the “Secured Convertible Notes”) in the principal amount of $25 to each of two principal stockholders, for an aggregate of $50, each an existing secured lender to the Company. The Secured Convertible Notes have a maturity date of August 31, 2016 and bear interest at the rate of 5.0% per annum, payable at maturity. The outstanding principal and accrued interest of each Secured Convertible Note is convertible, subject to a 4.99% Beneficial Ownership Cap (as defined in the Secured Convertible Notes), into shares of the Company’s common stock at an initial conversion price of $5.00 per share (subject to adjustment), at the option of the respective holders.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The obligations of the Company under the Secured Convertible Notes are secured by a first priority security interest in all of the property of the Company pursuant to letter agreements, dated September 3, 2015, with each of Iroquois and Hudson, respectively. The proceeds of the Secured Convertible Notes will be utilized by the Company to fund its working capital needs. (See Note 9).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The ownership of more than 50% of the voting stock of an entity creates a subsidiary. The financial statements of the parent and subsidiary are consolidated for reporting purposes.

The accompanying consolidated financial statements of the Company include the accounts of all majority and wholly-owned (“Momspot”) subsidiaries and significant intercompany balances and transactions have been eliminated.

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications had no effect on net loss.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to fair value of stock options granted and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates. Macroeconomic conditions may directly, or indirectly through the Company’s business partners and vendors, impact the Company’s financial performance and available resources. Such conditions may, in turn, impact the aforementioned estimates and assumptions.

Cash

For the purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or penalties, and highly liquid investments with original maturities of 90 days or less when purchased to be cash.

Property and Equipment

Property and equipment consist of computer hardware, software and office equipment as of June 30, 2015. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from three to five years.

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

Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Therefore, preferred shares are classified as stockholders’ equity. The preferred shares are not mandatorily redeemable and have no conditional redemption features.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2015 and June 30, 2014, because such securities are anti-dilutive, are as follows:

	As of June 30,
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

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. This ASU will have no impact on the Company until it begin to grant performance awards.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these consolidated financial statements. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

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

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

	July 12, 2013
	Predecessor Company	Reorganization Adjustments		Successor Company
ASSETS
Current assets
Cash and cash equivalents	$717	$-		$717
Prepaid expenses and other current assets	237			237
Total current assets	954	-		954
TOTAL ASSETS	$954	$-		$954

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$15,566	$(15,395	)(2)	$171
Note payable	2,614	(2,614	)(3)	-
Total current liabilities	18,180	(18,009)		171
TOTAL LIABILITIES	18,180	(18,009)		171

COMMITMENTS AND CONTINGENCIES	-	-		-

SHAREHOLDERS' (DEFICIT) EQUITY

Convertible preferred stock - par value $.000001, 5,000,000,000 shares authorized, 4,600,000,000 shares issued and outstanding at July 11, 2013; no shares authorized, issued or outstanding at June 30, 2013	-	5	(3)	5

Common stock - par value $.000001, 100,000,000,000 shares authorized, 400,000,000 shares issued and outstanding at July 11, 2013; par value $.01, 100,000,000 authorized and outstanding at June 30, 2013.	1,000	(1,000	)(1)	-
Additional paid-in capital	182,281	(182,281	)(4)	-
		778	(5)	778
Common stock, held in treasury, at cost, 0 and 681,509 shares at July 11, 2013 and June 30, 2013, respectively.	(4,981)	4,981	(4)	-
Accumulated income (deficit)	(195,526)	195,526	(1)	-

TOTAL SHAREHOLDERS' (DEFICIT) EQUITY	(17,226)	18,009		783
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$954	$-		$954

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

NOTE 5 - SHAREHOLDERS’ (DEFICIT) EQUITY

On July 12, 2013, the Company established a new capital structure, in accordance with the Plan of Reorganization.

Accordingly, 100,000,000,000 shares of $0.000001 par value common stock were authorized. The Company exchanged the 100,000,000 outstanding shares held by the pre-bankruptcy petition stockholders for 100,000,000 $0.000001 par value shares in the reorganized Company. The Company also issued 300,000,000 of the authorized shares to the unsecured creditors of the Company   subsequent to the filing bankruptcy.  The 400,000,000 aggregate shares issued were outstanding at the time of filing bankruptcy. The 400,000,000 aggregate shares issued were outstanding at June 30, 2015 and 2014.

In addition, the Company authorized 5,000,000,000 shares of $0.000001 par value preferred stock. The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity. 4,600,000,000 shares of Series A Preferred Stock were issued to the Company’s secured creditors in exchange for the Convertible Notes that were previously issued to them in May 2011. The 4,600,000,000 shares issued were outstanding as of June 30, 2015 and 2014. Each share of Convertible Preferred stock is convertible into one share of common stock.

As of June 30, 2015, 4,600,000,000 shares of the Series A Preferred Stock were issued and outstanding, and are held of record by two holders. The holders of the Series A Preferred Stock each have the right at any time, at the holder’s option, to convert any or all of his shares of Series A Preferred Stock into such number of fully paid and non-assessable shares of common stock to the extent that such conversion would not result in beneficial ownership by the holder of more than 9.99% of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Cap”). Subject to the Beneficial Ownership Cap, the holders of the Series A Preferred Stock are entitled to vote on an as-converted basis together with the holders of the Company’s common stock as a class on all matters submitted to a vote of stockholders. Holders of the Series A Preferred Stock do not have cumulative voting rights. On an as-converted basis, the holders are entitled to any dividends that may be declared on the Company’s common stock by the board of directors without regard to the Beneficial Ownership Cap. Upon the Company’s dissolution, liquidation or winding up, after payment or provision for all liabilities and any preferential liquidation rights of any shares of a more senior class of the preferred stock that the Company may issue in the future, the holders of the Series A Preferred Stock shall have priority with respect to the distribution of the Company’s net assets over the holders of its common stock. All outstanding shares of the Series A Preferred Stock are fully paid and non-assessable. From July 12, 2013 through July 12, 2014, each Holder of the Series A Preferred Stock is prohibited from selling or otherwise transferring more than 2.5% of the Company’s outstanding common stock, calculated on a fully diluted basis, per 90-day period.

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

As of June 30, 2015, the weighted average exercise price of all stock options outstanding was $0.002, the remaining contractual life was 3.7 years and there was no intrinsic value.

NOTE 6 - NOTES PAYABLE DUE TO STOCKHOLDERS

On February 11, 2014, the Company issued notes payable with two principal stockholders, each such note in the principal amount of $87.5 with the interest thereon at the rate of 5% per annum (the “February 2014 Notes”). The principal amount and all accrued interest of the February 2014 Notes were due on July 31, 2015 (the “Maturity Date”). Any amounts that remain unpaid until due shall thereafter bear interest at the rate of twelve percent (12%) per annum. Interest as aforesaid shall be calculated on the basis of actual number of days elapsed over a year of 360 days. The notes are secured by all the assets of the Company.

On August 15, 2014, the Company raised gross proceeds, in a debt financing transaction, of $90 from its two principal stockholders, and issued secured promissory notes in the principal amount of $45 to each of them (the “August 2014 Notes”). On December 18, 2014, the Company raised gross proceeds, in a debt financing transaction, of $150 from its two principal stockholders, and issued secured promissory notes in the principal amount of $75 to each of them (the “December 2014 Notes”). On May 15, 2015, the Company raised gross proceeds, in a debt financing transaction, of $100 from its two principal stockholders, and issued secured promissory notes in the principal amount of $50 to each of them (the “May 2015 Notes”). The notes had a Maturity Date of July 31, 2015 and bear interest at the rate of 5.0% per annum, payable at maturity. Any amounts that remain unpaid after July 31, 2015, shall thereafter bear interest at the rate of twelve percent (12%) per annum. Interest is calculated on the basis of actual number of days elapsed over a year of 360 days. The notes are secured by all the assets of the Company.

Amount Due
Outstanding as of June 30, 2014	$175
Issued	340
Outstanding as of June 30, 2015	$515

On September 3, 2015, effective as of July 31, 2015, the maturity dates of the February 2014 Notes, the August 2014 Notes, the December 2014 Notes and the May 2015 Notes (collectively, the “Prior Notes”), in the aggregate principal amount of $515, were extended to August 31, 2016 and the Prior Notes were amended to permit conversion of the principal and accrued interest due and payable under the Prior Notes into shares of the Company’s common stock (see Note 9). Due to the extension of terms, the Company recorded Prior Notes in long-term notes payable – due to stockholders on the Consolidated Balance Sheets.

During the year ended June 30, 2015 and 2014, interest expense amounted to approximately $18 and $3. Accrued interest as of June 30, 2015 was approximately $21.

NOTE 7 - BUSINESS COMBINATIONS

The Momspot Acquisition

Pursuant to the terms of a Membership Interest Purchase Agreement, dated July, 2013, the Company acquired a 51% equity interest in Momspot LLC, (“Momspot”) in exchange for the Company’s commitment to contribute up to $165 of working capital to Momspot over a two-year period to fund its business development and operations (none has been funded to date). Simultaneous with the acquisition the Company became a party to the Momspot Operating Agreement and the manager thereunder. Momspot meets the definition of a “business” in accordance with ASC Topic 805.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Momspot is a start-up company. Momspot’s goal is to be the premier specialty retail affiliate marketing company targeting women between the ages of 24 and 45 who are either mothers or expecting their first child (“Moms”).

The results for Momspot for the period ended June 30, 2015 are consolidated in the consolidated financial statements within this document.

The fair value of the purchase consideration was allocated to fair value of the net tangible assets acquired, with the resulting excess allocated to separately identifiable intangibles, and the remainder recorded as goodwill, if any.

The purchase price was allocated as follows:

Purchase Consideration:

Fair value of Momspot (1)	$-

Tangible assets acquired	-

(1)	Fair value, which was not material, was based upon the fair value of the cash consideration paid by the Company for the acquisition of Momspot ($0 consideration received) and a discounted cash flow analysis, including the calculation of the present value of the terminal value of cash flows, and supporting analysis that included a comparison of selected financial data of the Company with similar data of other publicly held companies comparable to ours in terms of end markets, operational characteristics, growth prospects and geographical footprint.

The following table presents the unaudited pro-forma financial results, as if the acquisition of Momspot had been completed as of July 1, 2013:

For the year ended June 30,
2014
Revenues	$-
Net loss	(1,079)
Loss per share - basic and diluted	$(0.00)

The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisition been completed as of July 1, 2013 or to project potential operating results as of any future date or for any future periods.

NOTE 8 - INCOME TAXES

During both 2015 and 2014, the Company incurred a net loss and therefore had no tax liability. The Company does not have any material uncertain income tax positions. As a result of significant losses and uncertainty of future profit, the net deferred tax asset has been fully reserved. As of June 30, 2015, the valuation allowance increased by $171. The cumulative net operating loss carryforward is approximately $48.1 million and $47.7 million at June 30, 2015 and 2014, respectively, and will start expiring in the year ended 2030. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss (“NOL”) carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL before utilization.

The tax effects of temporary differences and tax loss carry forwards that give rise to significant portions of deferred tax assets at June 30, 2015 and 2014 are comprised of the following:

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

	As of June 30,
	2015	2014
Deferred tax asset
Net operating loss carryovers	$21,869	$21,698
Stock based compensation	125	125
Total deferred tax assets	21,994	21,823
Valuation Allowance	(21,994)	(21,823)
Deferred tax asset, net of allowance	$-	$-

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	As of June 30,
	2015	2014
Statutory federal income tax rate	-34.0%	-34.0%
State income tax, net of federal benefit	-9.1%	-11.5%
Other	7.1%	0.0%
Valuation Allowance	36.0%	45.5%
Income tax provision (benefit)	0.0%	0.0%

The income tax provision consists of the following:

	As of June 30,
	2015	2014
Federal
Current	$-	$-
Deferred	(128)	451
State
Current	-	-
Deferred	(43)	153
Change in valuation allowance	171	(604)
Income tax provision (benefit)	$-	$-

NOTE 9 - SUBSEQUENT EVENTS

On September 3, 2015, the Company issued secured convertible promissory notes (the “Secured Convertible Notes”) in the principal amount of $25 to each of two principal stockholders, for an aggregate of $50, each an existing secured lender to the Company. The Secured Convertible Notes have a maturity date of August 31, 2016 and bear interest at the rate of 5.0% per annum, payable at maturity. The outstanding principal and accrued interest of each Secured Convertible Note is convertible, subject to a 4.99% Beneficial Ownership Cap (as defined in the Secured Convertible Notes), into shares of the Company’s common stock at an initial conversion price of $5.00 per share (subject to adjustment), at the option of the respective holders.

The obligations of the Company under the Secured Convertible Notes are secured by a first priority security interest in all of the property of the Company pursuant to letter agreements, dated September 3, 2015, with each of Iroquois and Hudson, respectively. The proceeds of the Secured Convertible Notes will be utilized by the Company to fund its working capital needs.

On September 3, 2015, the Company also entered into note modification agreements, made as of July 31, 2015, with each of two principal stockholders pursuant to which the maturity dates of the Prior Notes were extended to August 31, 2016 and the Prior Notes were amended to permit conversion of the principal and accrued interest due and payable under the Prior Notes into shares of the Company’s common stock in accordance with the same terms and provisions of the Secured Convertible Notes.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Company has evaluated the period after the balance sheet date up through the date that the consolidated financial statements were issued, and determined that other than noted above, there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

