Form 10-Q
period 2015-09-30
Atrinsic, Inc.
filed 2015-11-13
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2015

or

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

As of November 11, 2015, there were 400,000,000 outstanding shares of the registrant’s common stock.

ATRINSIC INC.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2015

Part I. Financial Information

Item 1. Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	September 30,	June 30,
	2015	2015
	(Unaudited)
ASSETS
Current assets
Cash	$10	$62
Prepaid expenses	49	70
Total current assets	59	132

Property and equipment (net of accumulated depreciation)	1	1
Total assets	$60	$133

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$174	$168
Accrued interest expense - stockholders	28	21
Short-term convertible notes payable - due to stockholders	565	-
Total current liabilities	767	189

Long-term notes payable - due to stockholders	-	515
Total liabilities	767	704

COMMITMENTS AND CONTINGENCIES

Shareholders' deficit:
Series A convertible preferred stock, $0.000001 par value, 5,000,000,000 shares authorized, 4,600,000,000 shares issued and outstanding at September 30, 2015 and June 30, 2015; (Liquidation preference 20,700,000 as of September 30, 2015)	5	5
Common stock, $.000001 par value, 100,000,000,000 shares authorized, 400,000,000 shares issued and outstanding at September 30, 2015 and June 30, 2015	-	-
Additional paid-in capital	1,053	1,053
Accumulated deficit	(1,686)	(1,555)
Shareholders' deficit attributed to Atrinsic, Inc.	(628)	(497)

Non-controlling interest	(79)	(74)
Total shareholders' deficit	(707)	(571)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$60	$133

See accompanying notes to unaudited condensed consolidated financial statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,
	2015	2014
Operating expenses
General and administrative	$130	$118
Total operating expenses	130	118
Loss from operations	(130)	(118)

Other income (expenses)
Other income	1	2
Interest expense - stockholders	(7)	(3)
Total other expenses	(6)	(1)
Net loss	(136)	(119)

Less: net loss attributable to non-controlling interest	(5)	(7)
Net loss attributable to Atrinsic	$(131)	$(112)

Net loss per share attributable to Atrinsic common shareholders
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	400,000,000	400,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss attributable to Atrinsic	$(131)	$(112)

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	(5)	(7)
Accrued interest on convertible notes payable	7	3
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	21	10
Accounts payable and accrued expenses	6	26
Net cash used in operating activities	(102)	(80)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable due to stockholders	50	90
Net cash provided by financing activities	50	90

Net (decrease) increase in cash	(52)	10
Cash at beginning of period	62	101
Cash at end of period	$10	$111

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

The Company emerged from Chapter 11 on June 26, 2013, at which time the Plan of Reorganization was conditionally confirmed by the United States Bankruptcy Court, Southern District of New York. The confirmation was subject to the consummation of the Company’s acquisition of a 51% controlling interest in Momspot LLC (“Momspot”), which was subsequently completed on July 12, 2013 (“Emergence Date”). Momspot’s goal is to be the premier specialty retail affiliate marketing company targeting women between the ages of 24 and 45 who are either mothers or expecting their first child. The Emergence Date was the date the Company adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Momspot is currently the Company’s business operations. The Company’s principle activities are conducted through Momspot.

Since the fourth quarter of the 2015 fiscal year Momspot’s development plans has been suspended pending receipt of incremental funding.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company intends to finance its activities through:

•	managing current cash on hand; and
•	seeking additional funds raised in the future.

The Company has experienced recurring losses and negative cash flow from operations since emerging from bankruptcy. There is substantial doubt about the Company’s ability to continue as a going concern as it is dependent on its ability to obtain short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the Company’s long term plans. The Company continually projects anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. As of September 30, 2015, the Company had cash of approximately $10, a working capital deficit of approximately $708 including notes payable to stockholders due August 2016, and a total shareholders’ deficit of $707. During the three months ended September 30, 2015, the Company used approximately $102 of cash for operations. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.

The Company needs to raise additional capital to cover its budgeted operating and capital expenditures. If the capital raising efforts are not successful, the Company might not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company not be able to continue as a going concern. These factors among others create substantial doubt about the Company’s ability to continue as a going concern.

On September 3, 2015, the Company issued secured convertible promissory notes (the “Secured Convertible Notes”) in the principal amount of $25 to each of its two principal stockholders, for an aggregate of $50, each an existing secured lender to the Company. The Secured Convertible Notes have a maturity date of August 31, 2016 and bear interest at the rate of 5.0% per annum, payable at maturity. The outstanding principal and accrued interest of each Secured Convertible Note is convertible, subject to a 4.99% Beneficial Ownership Cap (as defined in the Secured Convertible Notes), into shares of the Company’s common stock at an initial conversion price of $5.00 per share (subject to standard anti-dilution adjustments), at the option of the respective holders.

The obligations of the Company under the Secured Convertible Notes are secured by a first priority security interest in all of the property of the Company pursuant to letter agreements, dated September 3, 2015, with its two principal stockholders. The proceeds of the Secured Convertible Notes will be utilized by the Company to fund its working capital needs (See Note 5).

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2015, and the condensed consolidated results of its operations and cash flows for the three month period ended September 30, 2015 and 2014. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, filed with Securities and Exchange Commission on September 25, 2015, which contains the complete information and disclosure for the year ended June 30, 2015. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The ownership of more than 50% of the voting stock of an entity creates a subsidiary. The financial statements of the parent and subsidiary are consolidated for reporting purposes.

The condensed consolidated financial statements include the accounts of all majority and wholly-owned (“Momspot”) subsidiaries and significant intercompany balances and transactions have been eliminated.

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

Potential dilutive securities for the Company include outstanding convertible preferred shares, stock options and convertible debts.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2015 and September 30, 2014, because such securities are anti-dilutive, are as follows:

	Three Months Ended September 30,
	2015	2014
Convertible preferred shares	4,600,000,000	4,600,000,000
Options to purchase common stock	275,000,000	275,000,000
Convertible notes	118,537	-
Total	4,875,118,537	4,875,000,000

Recent Accounting Pronouncements

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of September 30, 2015 that will become effective in subsequent periods. However, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2015 and 2014 and it does not believe that any of these pronouncements will have a significant impact on the condensed consolidated financial statements at the time they become effective.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data

NOTE 4 - STOCKHOLDERS’ EQUITY

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

As of September 30, 2015, the weighted average exercise price of all stock options outstanding was $0.002, the remaining contractual life was 3.4 years and there was no intrinsic value.

NOTE 5 – CONVERTIBLE NOTES PAYABLE DUE TO STOCKHOLDERS

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

On September 3, 2015, effective as of July 31, 2015, the maturity dates of the February 2014 Notes, the August 2014 Notes, the December 2014 Notes and the May 2015 Notes (collectively, the “Prior Notes”), in the aggregate principal amount of $515, were extended to August 31, 2016 and the Prior Notes were amended to permit conversion of the principal and accrued interest due and payable under the Prior Notes into shares of the Company’s common stock.

On September 3, 2015, the Company issued secured convertible promissory notes (the “Secured Convertible Notes”) in the principal amount of $25 to each of its two principal stockholders, for an aggregate of $50, each an existing secured lender to the Company. The Secured Convertible Notes have a maturity date of August 31, 2016 and bear interest at the rate of 5.0% per annum, payable at maturity. The outstanding principal and accrued interest of each Secured Convertible Note is convertible, subject to a 4.99% Beneficial Ownership Cap (as defined in the Secured Convertible Notes), into shares of the Company’s common stock at an initial conversion price of $5.00 per share (subject to adjustment), at the option of the respective holders.

The obligations of the Company under the Secured Convertible Notes are secured by a first priority security interest in all of the property of the Company pursuant to letter agreements, dated September 3, 2015, with its two principal stockholders. The proceeds of the Secured Convertible Notes will be utilized by the Company to fund its working capital needs.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data

Amount Due
Outstanding as of June 30, 2015	$515
Issued	50
Outstanding as of September 30, 2015	$565

During the three months ended September 30, 2015 and 2014, interest expense amounted to approximately $7 and $3, respectively. Accrued interest as of September 30, 2015 and June 30, 2015 was approximately $28 and $21, respectively.

NOTE 6 - SUBSEQUENT EVENTS

On October 30, 2015, the Company issued secured convertible promissory notes (the “New Secured Convertible Notes”) in the principal amount of $25 to each of its two principal stockholders, for an aggregate of $50, each an existing secured lender to the Company. The New Secured Convertible Notes have a maturity date of August 31, 2016 and bear interest at the rate of 5.0% per annum, payable at maturity. The outstanding principal and accrued interest of each New Secured Convertible Note is convertible, subject to a 4.99% Beneficial Ownership Cap (as defined in the New Secured Convertible Notes), into shares of the Company’s common stock at an initial conversion price of $5.00 per share (subject to adjustment), at the option of the respective holders.

The obligations of the Company under the New Secured Convertible Notes are secured by a first priority security interest in all of the property of the Company pursuant to letter agreements, dated October 30, 2015, with each of its two principal stockholders. The proceeds of the New Secured Convertible Notes will be utilized by the Company to fund its working capital needs.

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

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014 (dollars in thousands)

During the three months ended September 30, 2015, we incurred a loss from operations of approximately $130 as compared to $118 for three months ended September 30, 2014. The increase in loss from operations can be primarily attributed to an increase of $12 in professional expenses related to accounting, legal and other consulting expenses. During the three months ended September 30, 2015, we recorded approximately $5 of net loss attributable to non-controlling interest as compared to $7 for three months ended September 30, 2014.

Liquidity and Going Concern (dollars in thousands)

We continually project anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. As of September 30, 2015, we had cash of approximately $10 and working capital deficiency of approximately $708.

Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures and working capital for the foreseeable future.  Absent generation of sufficient revenue from the execution of our business plan, we will need to obtain additional debt or equity financing.

Operating activities used $102 and $80 in cash for the three months ended September 30, 2015 and 2014, respectively. The sources of cash from operating activities during the three months ended September 30, 2015, primarily comprised of $131 net loss, a $6 increase of accounts payable, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses, and a $21 decrease of prepaid insurance expenses.

We do not have investing activities for the three months ended September 30, 2015 and 2014.

Our financing activities provided cash of $50 for the three months ended September 30, 2015. On September 3, 2015, we raised gross proceeds, in a debt financing transaction, of $50 from our two principal stockholders, and issued secured convertible promissory notes in the principal amount of $25 to each of them. The notes are secured by all of our assets.

Our financial statements for the three months ended September 30, 2015 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. We need to raise additional capital to cover our operating and capital expenditures. If the capital raising efforts are not successful, we might not be able to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part II.  Other Information

Item 6 . Exhibits

Exhibits	Description
4.1	Secured Convertible Note, dated September 3, 2015, in the principal amount of $25,000, bearing interest at the rate of 5.0% per annum issued by the Company to Iroquois Master Fund Ltd. (“Iroquois”) (1)
4.2	Secured Convertible Note, dated September 3, 2015, in the principal amount of $25,000, bearing interest at the rate of 5.0% per annum issued by the Company to Hudson Bay Master Fund Ltd.(“Hudson”) (1)
10.1	Letter agreement, dated September 3, 2015, between the Company and Iroquois amending the First Amended and Restated Security Agreement among the Company Iroquois and Hudson dated as of December 18, 2014, as amended on May 15, 2015 (1)
10.2	Letter agreement, dated September 3, 2015, between the Company and Hudson amending the First Amended and Restated Security Agreement among the Company Iroquois and Hudson dated as of December 18, 2014, as amended on May 15, 2015 (1)
10.3	Note Modification Agreement, made as of July 31, 2015, between the Company and Iroquois (1)
10.4	Note Modification Agreement, made as of July 31, 2015, between the Company and Hudson (1)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act *

101.INS	XBRL Instance Document (*€)
101.CAL	XBRL Taxonomy Extension Schema Document (*€)
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document (*€)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*€)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*€)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*€)

(*€) - Filed herewith.

(*) - Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1) - Filed on September 9, 2015 as an exhibit to our Current Report on Form 8-K and incorporated herein by reference.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRINSIC, INC.

Date: November 13, 2015	By:	/s/ Edward Gildea
Name: Edward Gildea
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ David Horin
Name: David Horin
Title: Chief Financial Officer
(Principal Financial Officer)