Form 10-Q
period 2015-12-31
Atrinsic, Inc.
filed 2016-03-11
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended December 31, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 000-51353

ATRINSIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1390025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Fifth Avenue, Suite 500, New York, New York 10010
(Address of Principal Executive Office) (Zip Code)

(213) 260-4342

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

As of February 22, 2016, there were 400,000,000 outstanding shares of the registrant’s common stock.

ATRINSIC INC.

Form 10-Q Report

For the Fiscal Quarter Ended December 31, 2015

Part I. Financial Information

Item 1. Financial Statements

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share data)

	December 31,	June 30,
	2015	2015
	(Unaudited)
ASSETS
Current assets
Cash	$4	$62
Prepaid expenses	21	70

Total current assets	25	132
Property and equipment (net of accumulated depreciation)	1	1

Total assets	$26	$133

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$192	$168
Accrued interest expense—stockholders	35	21
Short-term convertible notes payable—due to stockholders	665	—

Total current liabilities	892	189
Long-term notes payable—due to stockholders	—	515

Total liabilities	892	704

COMMITMENTS AND CONTINGENCIES
Shareholders’ deficit:
Series A convertible preferred stock, $0.000001 par value, 5,000,000,000 shares authorized, 4,600,000,000 shares issued and outstanding at December 31, 2015 and June 30, 2015; (Liquidation preference 20,700,000 as of December 31, 2015)	5	5
Common stock, $.000001 par value, 100,000,000,000 shares authorized, 400,000,000 shares issued and outstanding at December 31, 2015 and June 30, 2015	—	—
Additional paid-in capital	1,053	1,053
Accumulated deficit	(1,844)	(1,555)

Shareholders’ deficit attributed to Atrinsic, Inc.	(786)	(497)
Non-controlling interest	(80)	(74)

Total shareholders’ deficit	(866)	(571)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$26	$133

See accompanying notes to unaudited condensed consolidated financial statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Operating expenses
General and administrative	$151	$137	$281	$256

Total operating expenses	151	137	281	256

Loss from operations	(151)	(137)	(281)	(256)
Other income (expenses)
Other income	—	2	1	4
Interest expense—stockholders	(8)	(4)	(15)	(6)

Total other expenses	(8)	(2)	(14)	(2)

Net loss	(159)	(139)	(295)	(258)
Less: net loss attributable to non-controlling interest	(1)	(6)	(6)	(13)

Net loss attributable to Atrinsic	$(158)	$(133)	$(289)	$(245)

Net loss per share attributable to Atrinsic common shareholders
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	400,000,000	400,000,000	400,000,000	400,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

ATRINSIC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss attributable to Atrinsic	$(289)	$(245)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to non-controlling interest in subsidiary	(6)	(13)
Accrued interest on convertible notes payable	14	7
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	49	34
Accounts payable and accrued expenses	24	26

Net cash used in operating activities	(208)	(191)
Cash flows from financing activities
Proceeds from issuance of convertible notes payable due to stockholders	150	240

Net cash provided by financing activities	150	240
Net (decrease) increase in cash	(58)	49
Cash at beginning of period	62	101

Cash at end of period	$4	$150

See accompanying notes to unaudited condensed consolidated financial statements.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

NOTE 1—NATURE OF OPERATIONS

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

Since the fourth quarter of the 2015 fiscal year, Momspot’s development plans has been suspended pending receipt of incremental funding. On February 12, 2016, the Company sold its 51% interest of Momspot to the remaining 49% interest holder through a split off agreement.

Also on February 12, 2016, the Company entered into a Merger and completed a financing and at which time the Company entered into the field of neurologic drug development. This transaction is treated as a recapitalization of the Company (‘reverse business combination’) and is further described in detail in Note 7.

NOTE 2—LIQUIDITY AND GOING CONCERN

The Company intends to finance its activities through:

•	managing current cash on hand; and

•	seeking additional funds raised in the future.

The Company has experienced recurring losses and negative cash flow from operations since emerging from bankruptcy. There is substantial doubt about the Company’s ability to continue as a going concern as it is dependent on its ability to obtain short term financing and ultimately to generate sufficient cash flow to meet its obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund the Company’s long term plans. The Company continually projects anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. As of December 31, 2015, the Company had cash of approximately $4, a working capital deficit of approximately $867 including $665 of notes payable to stockholders due August 2016, and a total shareholders’ deficit of $866. During the six months ended December 31, 2015, the Company used approximately $208 of cash for operations. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements for the foreseeable future.

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

On September 3, 2015, the Company issued secured convertible promissory notes (the “Secured Convertible Notes”) in the principal amount of $25 to each of its two principal stockholders, for an aggregate of $50, each an existing secured lender to the Company. On October 30, 2015, the Company issued a new Secured Convertible Notes in the principal amount of $25 to each of its two principal stockholders, for an aggregate of $50, each an existing secured lender to the Company.

On December 9, 2015, the Company issued a new Secured Convertible Notes in the principal amount of $25 to each of its two principal stockholders, for an aggregate of $50, each an existing secured lender to the Company. The Secured Convertible Notes have a maturity date of August 31, 2016 and bear interest at the rate of 5.0% per annum, payable at maturity. The obligations of the Company under the Secured Convertible Notes are secured by a first priority security interest in all of the property of the Company pursuant to letter agreements, with its two principal stockholders. The proceeds of the Secured Convertible Notes were utilized by the Company to fund its working capital needs (See Note 5).

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and do not include all of the information and disclosures generally required for annual financial statements. In the opinion of management, the statements contain all material adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s condensed consolidated financial position as of December 31, 2015, and the condensed consolidated results of its operations for the three-month and six-month periods ended December 31, 2015 and 2014, and cash flows for the six-month periods ended December 31, 2015 and 2014. This report should be read in conjunction with the Company’s Annual Report on Form 10-K, filed with Securities and Exchange Commission on September 25, 2015, which contains the complete information and disclosure for the year ended June 30, 2015. Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing reported earnings by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the effect, if any, of the potential issuance of additional shares of common stock as a result of the exercise or conversion of dilutive securities, using the treasury stock method or if-converted method.

Potential dilutive securities for the Company include outstanding convertible preferred shares, stock options and convertible debts.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2015 and December 31, 2014, because such securities are anti-dilutive, are as follows:

	As of December 31,
	2015	2014
Convertible preferred shares	4,600,000,000	4,600,000,000
Options to purchase common stock	275,000,000	275,000,000
Convertible notes	140,098	—

Total	4,875,140,098	4,875,000,000

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments”. The update requires that the acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined (not retrospectively as with prior guidance). Additionally, the acquirer must record in the same period’s financial statements the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the time of acquisition. The acquiring entity is required to disclose, on the face of the financial statements or in the footnotes to the financial statements, the portion of the amount recorded in current period earnings, by financial statement line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier application is permitted for financial statements that have not been issued. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of December 31, 2015 that will become effective in subsequent periods. However, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2015 and 2014 and it does not believe that any of these pronouncements will have a significant impact on the condensed consolidated financial statements at the time they become effective.

NOTE 4—STOCKHOLDERS’ EQUITY

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

The grant date fair value of stock options granted was approximately $275. The fair value of the Company’s common stock was based upon the publicly quoted price on the date of grant. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 for “plain vanilla” options. The Company obtained the risk free interest rate from publicly available data published by the Federal Reserve. The volatility rate was computed based on a comparison of average volatility rates of similar companies. The fair value of the options was determined using the Black-Scholes model with the following assumptions: risk free interest rate—0.69% to 0.71%, volatility—84.40%, expected term—2.5 years, expected dividends- N/A.

As of December 31, 2015, the weighted average exercise price of all stock options outstanding was $0.002, the remaining contractual life was 3.1 years and there was no intrinsic value.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

NOTE 4—STOCKHOLDERS’ EQUITY (Continued)

Series B Preferred Stock

On February 2, 2016, the Company authorized 18 million shares of Series B Preferred Stock with a par value of $0.000001. On February 3, 2016, the Company filed a Certificate of Designation with the Delaware Secretary of State pursuant to which the Company set forth the designation, powers, rights, privileges, preferences and restrictions of the Series B Preferred Stock.

Each share of Series B Preferred stock will immediately and automatically convert into one share of common stock upon the Company amending its certificate of incorporation to effect a 15,463.7183 to 1 reverse stock split of its common stock. Prior to the Reverse Stock Split, the Series B Preferred Stock votes together with the Company’s common stock as a single class, with each share of Series B Preferred Stock having a vote that equals to that of 15,463.7183 shares of common stock. After the Reverse Stock Split, any Series B Preferred Stock which remains outstanding as a result of the beneficial ownership limit will vote together with the common stock as a single class, with each share of Series B Preferred Stock having a number of votes equal to one share of common stock on a post-Reverse Stock Split basis. In the event of any liquidation, dissolution or winding up of the Company, the assets available for distribution to the Company’s stockholders will be distributed among the holders of the Series B Preferred Stock and the holders of the common stock, pro rata, on an as-converted-to- common stock post-Reverse Stock Split basis. The holders of the Series B Preferred Stock are entitled to dividends in the event that the Company pays cash or other dividends in property to holders the outstanding shares of the common stock, which dividends would be made pro rata, on an as-converted-to-common stock post-Reverse Stock Split basis. (See Note 6)

NOTE 5—CONVERTIBLE NOTES PAYABLE DUE TO STOCKHOLDERS

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

On September 3, 2015, the Company issued secured convertible promissory notes (the “Secured Convertible Notes”) in the principal amount of $25 to each of its two principal stockholders, for an aggregate of $50, each an existing secured lender to the Company. On October 30, 2015, the Company issued a new Secured Convertible Notes in the principal amount of $25 to each of its two principal stockholders, for an aggregate of $50, each an existing secured lender to the Company.

On December 9, 2015, the Company issued a new Secured Convertible Notes in the principal amount of $25 to each of its two principal stockholders, for an aggregate of $50, each an existing secured lender to the Company.

The obligations of the Company under the Secured Convertible Notes are secured by a first priority security interest in all of the property of the Company pursuant to letter agreements, with its two principal stockholders. The proceeds of the Secured Convertible Notes will be utilized by the Company to fund its working capital needs.

On December 9, 2015, all the notes were amended to bear no interest and have a maturity date of March 1, 2016. As part of this agreement, if the Company completes a private placement of its Series B Preferred Stock prior to the maturity thereof, each lender has agreed to convert or assign all principal sums under the Amended Convertible Notes to be used as a purchase price in the Private Placement.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

NOTE 5—CONVERTIBLE NOTES PAYABLE DUE TO STOCKHOLDERS (Continued)

Amount Due
Outstanding as of June 30, 2015	$515

Issued	150

Outstanding as of December 31, 2015	$665

During the three months ended December 31, 2015 and 2014, interest expense amounted to approximately $8 and $4, respectively. During the six months ended December 31, 2015 and 2014, interest expense amounted to approximately $15 and $6, respectively. Accrued interest as of December 31, 2015 and June 30, 2015 was approximately $35 and $21, respectively.

Subsequent to December 31, 2015, the holders of the above notes totaling $665,000 exchanged this debt for five-year warrants to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share (see note 7).

On February 11, 2016, the Company issued convertible promissory notes in the principal amounts of $57 to the same lenders in the Amended Convertible Notes (for an aggregate amount of $114). The February Convertible Notes have a maturity date of March 1, 2016, bear no interest and have the same conversion terms as the December 9, 2015 Convertible Notes.

NOTE 6 – OTHER MATTERS

New York Workers’ Compensation Claim

The Company received a notice from the New York State Workers’ Compensation Board that a judgment in the amount of $62 has been filed against the Company for the failure to carry workers’ compensation insurance for the period from July 6, 2011 to May 10, 2012. As of December 31, 2015, the Company has accrued $62 which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

IRS Claim

The Company has received from the Internal Revenue Service a notice that it owes approximately $31 in penalties and interest for failure to file its Form 5471 for our tax years ended December 31, 2011, December 31, 2012 and June 30, 2014. As of December 31, 2015, the Company has accrued $31 which is included in accounts payable and accrued expenses in the condensed consolidated balance sheets.

NOTE 7—SUBSEQUENT EVENTS

The Merger

On February 12, 2016, the Company, Protagenic Therapeutics, Inc. (“Protagenic”), and the Company’s newly-formed subsidiary Protagenic Acquisition Corp. (Acquisition Corp.) entered into a Merger Agreement and completed the Merger. Before their entry into the Merger Agreement, no material relationship existed between the Company (or its Acquisition Corp. subsidiary) and Protagenic.

Pursuant to the Merger Agreement, Protagenic Acquisition Corp., a wholly-owned subsidiary of the Company, merged with and into Protagenic Therapeutics, Inc., with Protagenic Therapeutics, Inc. remaining as the surviving entity. The Company acquired the business of Protagenic Therapeutics, Inc. pursuant to the Merger and will continue the existing business operations of Protagenic Therapeutics, Inc. as a wholly-owned subsidiary.

Simultaneously with the Merger, on February 12, 2016, all of the issued and outstanding shares of Protagenic common stock converted, on a 1 for 1 basis, into shares of the Company’s Series B Preferred Stock, par value $0.000001 per share (assuming no exercise of dissenters’ rights by any former Protagenic stockholder). Also on the Closing Date, all of the issued and outstanding options to purchase shares of Protagenic common stock, and all of the issued and outstanding warrants to purchase shares of Protagenic common stock, converted, on a 1 for 1 basis, into options (the “New Options”) and new warrants (the “New Warrants”) respectively, to purchase shares of the Company’s Series B Preferred Stock. The New Options will be administered under Protagenic’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”), which the Company assumed and adopted on the Closing Date in connection with the Merger.

ATRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

NOTE 7—SUBSEQUENT EVENTS (Continued)

The Merger (Continued)

On the Closing Date, (i) the former Protagenic common stock was exchanged for the right to receive 6,612,838 shares of Series B Preferred Stock (assuming no exercise of dissenters’ rights by any former Protagenic stockholder); (ii) New Options to purchase 1,707,744 shares of Series B Preferred granted under the 2006 Plan, having an average exercise price of approximately $0.66 per share, were issued to optionees pursuant to the assumption of the 2006 Plan; (iii) the holders of options to purchase the Company’s common stock were issued options (“Predecessor Options”) to purchase 17,784 shares of Series B Preferred Stock at $1.25 per share; (iv) New Warrants to purchase 3,403,367 shares of Series B Preferred Stock at an average exercise price of approximately $1.01 per share were issued to holders of Protagenic warrants; and (iv) 2,775,000 shares of Series B Preferred Stock were issued to investors at a purchase price of $1.25 per share in the Private Offering, as defined below.

Upon the effectiveness of the Merger, the holders of the Predecessor’s Series A Preferred Stock exchanged all of the issued and outstanding Series A Preferred Stock for an aggregate of 297,468 shares of Series B Preferred Stock (which would become 297,468 shares of Common Stock upon the effectiveness of the Reverse Split).

In addition, warrants (“Predecessor Warrants”) to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share were issued to Strategic Bio Partners, LLC, the designee (the “Designee”) of the holders of the Predecessor’s debt in consideration of the cancellation of such debt, and Placement Agent Warrants, to purchase 295,945 shares of Series B Preferred shares.

On February 12, 2016, immediately after the closing of the Merger, the Company split off all of its equity interest in 29 wholly-owned subsidiaries. The split-off was accomplished through the sale of all equity interests in these wholly-owned subsidiaries to Quintel Holdings, Inc.

The Private Offering

At the time of the Merger, a private placement offering closed, whereby 2,775,000 shares of Series B Preferred Stock were sold at a purchase price of $1.25 per share, for the gross consideration of $3,468.

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

On February 12, 2016, the Company entered into a merger and completed a financing that fundamentally changed the nature of its business, entering the field of neurologic drug development. This transaction is described in detail in Note 7 below, and greater detail in the Form 8-K flied with the SEC on that date.

Results of Operations

Three months ended December 31, 2015 compared to the three months ended December 31, 2014 (dollars in thousands)

During the three months ended December 31, 2015, we incurred a loss from operations of approximately $151 as compared to $137 for three months ended December 31, 2014. The increase in loss from operations can be primarily attributed to an increase of $18 in professional expenses related to accounting, legal and other consulting expenses. During the three months ended December 31, 2015, we recorded approximately $1 of net loss attributable to non-controlling interest as compared to $6 for the same period in 2014.

Six months ended December 31, 2015 compared to the six months ended December 31, 2014 (dollars in thousands)

During the six months ended December 31, 2015, we incurred a loss from operations of approximately $281 as compared to $256 for six months ended December 31, 2014. The increase in loss from operations can be primarily attributed to an increase of $31 in professional expenses related to accounting, legal and other consulting expenses. During the six months ended December 31, 2015, we recorded approximately $6 of net loss attributable to non-controlling interest as compared to $13 for six months ended December 31, 2014.

Liquidity and Going Concern (dollars in thousands)

We continually project anticipated cash requirements, which may include business combinations, capital expenditures, and working capital requirements. As of December 31, 2015, we had cash of approximately $4 and working capital deficiency of approximately $867.

Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures and working capital for the foreseeable future. Absent generation of sufficient revenue from the execution of our business plan, we will need to obtain additional debt or equity financing.

Operating activities used $208 and $191 in cash for the six months ended December 31, 2015 and 2014, respectively. The sources of cash from operating activities during the six months ended December 31, 2015, primarily comprised of $289 net loss, a $24 increase of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses, and a $49 decrease of prepaid insurance expenses.

We do not have investing activities for the six months ended December 31, 2015 and 2014.

Our financing activities provided cash of $150 for the six months ended December 31, 2015. On September 3, 2015, we raised gross proceeds, in a debt financing transaction, of $50 from our two principal stockholders, and issued secured convertible promissory notes in the principal amount of $25 to each of them. On October 30, 2015, we raised gross proceeds, in a debt financing transaction, of $50 from our two principal stockholders, and issued secured convertible promissory notes in the principal amount of $25 to each of them. On December 9, 2015, we raised gross proceeds, in a debt financing transaction, of $50 from our two principal stockholders, and issued secured convertible promissory notes in the principal amount of $25 to each of them. The notes are secured by all of our assets.

Our financial statements for the six months ended December 31, 2015 indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain short-term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis in order to attain profitability, as well as successfully obtain financing on favorable terms to fund our long-term plans. We need to raise additional capital to cover our operating and capital expenditures. If the capital raising efforts are not successful, we might not be able to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

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

ATRINSIC, INC.

Date: March 11, 2016	By:	/s/ Garo H. Armen
Name: Garo H. Armen, PhD
Title: Executive Chairman
(Principal Executive Officer)

Date: March 11, 2016	By:	/s/ Alexander K. Arrow
Name: Alexander K. Arrow, MD, CFA
Title: Chief Financial Officer
(Principal Financial Officer)