Form 10-Q
period 2016-03-31
Protagenic Therapeutics, Inc.\new
filed 2016-07-25
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to___________

Commission File Number: 000-51353

PROTAGENIC THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1390025
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

149 Fifth Avenue, Suite 500, New York, New York 10010

(Address of Principal Executive Office) (Zip Code)

(212) 994-8200

Registrant’s Telephone Number Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

☐ Yes      No☒

As of July 21, 2016, there were 400,000,000 shares of Common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Protagenic Therapeutics, Inc., and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,750,767	$3,343
TOTAL CURRENT ASSETS	3,750,767	3,343

EQUIPMENT
Computer	1,834	1,712
	1,834	1,712
Less: Accumulated depreciation	(240)	(143)
Total equipment	1,594	1,569

OTHER ASSETS	-	6,230

TOTAL ASSETS	$3,752,361	$11,142

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bridge loan payable - stockholder and accrued interest	$73,497	$399,103
Accounts payable and accrued expenses	172,749	276,532
Income taxes payable	857	2,723
Derivative liability	488,932	-
TOTAL CURRENT LIABILITIES	736,035	678,358

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Series B convertible preferred stock, $0.000001 par value, 18,000,000 shares authorized, 10,598,506 and 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	11	-
Common stock, $.000001 par value, 100,000,000,000 shares authorized, 400,000,000 shares issued and outstanding at March 31, 2016 and $.001 par value , 20,000,000 shares authorized, 7,613,338 shares issued and 6,613,338 shares outstanding at December 31, 2015	400	7,613
Additional paid-in-capital	10,210,224	5,880,119
Accumulated deficit	(7,046,082)	(6,306,297)
Treasury stock, at cost $.001 par value, 1,000,000 shares, for December 31, 2015	-	(100,000)
Accumulated other comprehensive loss	(148,227)	(148,651)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,016,326	(667,216)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,752,361	$11,142

See accompanying notes to the unaudited consolidated financial statements.

Protagenic Therapeutics, Inc., and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
REVENUE	$-	$-
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	48,515	21,449
General and administrative	273,058	28,472
Goodwill impairment	404,169	-
TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	725,742	49,921

LOSS FROM OPERATIONS	(725,742)	(49,921)

OTHER (EXPENSE) INCOME
Interest expense - stockholder	(5,394)	-
Realized (loss) gain on foreign exchange transactions	(7,142)	12,130
Change in fair value of derivative liability	(1,507)	-

TOTAL OTHER (EXPENSE) INCOME	(14,043)	12,130

NET LOSS	$(739,785)	$(37,791)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Foreign exchange translation gain (loss)	424	(12,924)

TOTAL COMPREHENSIVE LOSS	$(739,361)	$(50,715)

Net loss per share - Basic & Diluted	$(0.00)	$(0.01)

Weighted average common shares - Basic & Diluted	216,419,324	6,612,838

See accompanying notes to the unaudited consolidated financial statements.

Protagenic Therapeutics, Inc., and Subsidiaries

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	in-Capital	(Deficit)	Shares	Amount	Gain (Loss)	Equity

BALANCE - January 1, 2016	-	$-	7,612,838	$7,613	$5,880,119	$(6,306,297)	(1,000,000)	$(100,000)	$(148,651)	$(667,216)

Recapitalization:
Atrinsic shares converted	297,468	1	400,000,000	400	62,984					63,385
Protagenic shares converted	6,612,838	6	(7,612,838)	(7,613)	(92,393)		1,000,000	100,000		-
Warrants issued for exchange of debt					340,784					340,784
Private offerings, net of expenses	3,688,200	4			4,256,606					4,256,610
Warrants issued to placement agent					146,641					146,641
Reclassification of warrants to derivative liability					(487,425)					(487,425)
Foreign currency translation (loss)									424	424
Stock compensation - stock options					102,908					102,908
Net (loss)						(739,785)				(739,785)
										-

BALANCE - March 31, 2016	10,598,506	$11	400,000,000	$400	$10,210,224	$(7,046,082)	-	$-	$(148,227)	$3,016,326

 See accompanying notes to the unaudited consolidated financial statements.

Protagenic Therapeutics, Inc., and Subsidiaries

CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(739,785)	$(37,791)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	82	-
Goodwill impairment	404,169	-
Stock based compensation	102,908	24,801
Interest added on bridge loan	5,394	-
Legal fees satisfied through issuance of Series B preferred stock	150,000	-
Change in fair value of the derivative liability	1,507	-
Changes in operating assets and liabilities
Other receivables	6,428	3,989
Accounts payable and accrued expenses	11,906	-

NET CASH USED IN OPERATING ACTIVITIES	(57,391)	(9,001)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from bridge loan	19,000	-
Proceeds from issuance of Series B Preferred Stock	3,778,250	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,797,250	-

Effect of exchange rate on cash and cash quivalents	7,565	(12,924)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,747,424	(21,925)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,343	22,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,750,767	$808

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Warrants issued to placement agent	$146,641	$-
Warrants issued for Atrinsic debt settlement and conversion	$340,784	$-
Debt settled with issuance of Series B preferred stock	$350,000	$-
Reclassification of warrants to derivative liabilities from equity	$487,425	$-
Goodwill recognized in connection with reverse business combination	$404,169	$-
Accrued liabilities paid through the issuances of Series B preferred stock	$125,000	$-

 See accompanying notes to the unaudited consolidated financial statements.

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Protagenic Therapeutics, Inc. (“Protagenic”) was organized on September 29, 2004 in the State of Delaware. On September 14, 2015, Protagenic obtained its renewal and revival of its Delaware charter which had become inoperative effective August 7, 2015. The Company is a biotechnology company focused on the discovery, research and development of pre-clinical studies for developing novel, naturally occurring, human neuropeptide-based, brain- active therapeutics for treatment of depression, mood, anxiety and other neurodegenerative disorders. The Company is also interested in acquiring exclusive intellectual property rights for peptide-based therapeutics for the treatment of neurological and mood disorders. Once the Company’s planned principal operations commence, its focus will be licensing certain technologies and the continued research of the new technologies.

Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”) was incorporated in 2006 in the Province of Ontario, Canada. PTI Canada is a wholly-owned subsidiary of Protagenic (collectively, the “Company”). It provides operational support and assistance for the implementation of corporate and operational activities conducted in Canada.

The Reverse Business Combination (Merger)

On February 12, 2016 (“Closing Date”), Protagenic Acquisition Corp. (“Acquisition Corp.”), a wholly-owned subsidiary of Atrinsic, Inc. (“Atrinsic”), merged (the “Merger”) with and into Protagenic. Protagenic was the surviving corporation of that Merger. As a result of the Merger, Atrinsic acquired the business of Protagenic and will continue the existing business operations of Protagenic as a wholly-owned subsidiary. On June 17, 2016, Atrinsic, Inc. changed its name to Protagenic Therapeutics, Inc.

On the Closing Date, all of the issued and outstanding (6,612,838) shares of Protagenic common stock converted, on a 1 for 1 basis, into shares of the Company’s Series B Convertible Preferred Stock, par value $0.000001 per share (“Series B Preferred Stock”). Also on the Closing Date, all of the issued and outstanding options to purchase shares of Protagenic common stock, and all of the issued and outstanding warrants to purchase shares of Protagenic common stock, converted, on a 1 for 1 basis, into options (the “New Options”) and warrants (the “New Warrants”) respectively, to purchase shares of Series B Preferred Stock. New Options to purchase 1,807,744 shares of Series B Preferred, having an average exercise price of approximately $0.87 per share, were issued to Protagenic optionees. New Warrants to purchase 3,403,367 shares of Series B Preferred Stock at an average exercise price of approximately $1.03 per share were issued to holders of Protagenic warrants.

The common stockholders of Atrinsic, Inc. before the Merger (“Predecessor”) retained 400,000,000 shares of our common stock, par value $0.000001 per share (the “Common Stock”) (which would become 25,867 shares of Common Stock upon the effectiveness of the Reverse Split, as defined below). Upon the effectiveness of the Merger, the holders of the Predecessor’s Series A Preferred Stock exchanged all of the issued and outstanding Series A Preferred Stock for an aggregate of 297,468 shares of Series B Preferred Stock (which would become 297,468 shares of Common Stock upon the effectiveness of the Reverse Split). In addition, the holders of options to purchase Predecessor common stock were issued options (“Predecessor Options”) to purchase 17,784 shares of Series B Preferred Stock at $1.25 per share. Warrants (“Predecessor Warrants”) to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share were issued to Strategic Bio Partners, LLC, the designee (the “Designee”) of the holders of the Predecessor’s debt in consideration of the cancellation of such debt $665,000 in principal and $35,000 in interest. As a subsequent event, Series A preferred stock was eliminated on April 1, 2016.

The Merger is being accounted for as a “merger,” and Protagenic is deemed to be the accounting acquirer in the merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Protagenic, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Protagenic, historical operations of Protagenic and combined operations of Protagenic and Atrinsic from the Closing Date of the Merger.. Further, as a result of the issuance of the shares of Series B Preferred Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger.

The Merger will be treated as a recapitalization of the Company for financial accounting purposes. The historical financial statements of Predecessor before the Merger will be replaced with the historical financial statements of Protagenic before the Merger in all future filings with the Securities and Exchange Commission (the “SEC”).

At the closing of the Merger Atrinsic had a 51% interest in MomSpot LLC, and the remaining 49% was held by B.E. Global LLC. Barry Eisenberg is the sole owner of B.E. Global LLC and is the Chief Executive Officer of MomSpot LLC. Immediately after the closing of the Merger, the Company split off its 51% membership interests in MomSpot LLC. The split-off was accomplished through the transfer of all of its membership interests of MomSpot LLC, having nominal value, to B.E. Global LLC via a split off agreement for nominal consideration.

Immediately after the closing of the Merger, the Company also split off all of its equity interest in 29 wholly-owned subsidiaries of Atrinsic. The split-off was accomplished through the sale of all equity interests in these wholly-owned subsidiaries to Quintel Holdings, Inc. for nominal considerations via a split off agreement. These entities had nominal value.

The Private Offering

Concurrently and a condition of the closing of the Merger, we conducted the first closing of an offering (the “Private Offering”) of our Series B Preferred Stock. At the first closing, we sold 2,775,000 shares of Series B Preferred Stock at a purchase price of $1.25 per share, for which we received total gross consideration of $3,468,750. Of this amount, $350,000 consisted of conversion of outstanding stockholder debt held by Garo H. Armen, our chairmen and a member of our board of directors, and $150,000 of legal expenses incurred by Strategic Bio Partners, LLC, stockholders of the Predecessor, in conjunction with and as allowed by the Merger agreement. On March 2, 2016 we completed the second closing of the Private Offering, at which we issued an additional 913,200 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $1,141,500. As a subsequent event, on April 15, 2016 we completed the final closing of the Private Offering, at which we issued an additional 420,260 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $525,325. We paid the Placement Agent and its selected dealers total cash commissions of $159,183 including allowable expense of $15,000 and $266,727 of additional legal and miscellaneous fees. We also issued Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock valued at $146,641 using a Black Scholes model at an exercise price of $1.25 per share to the Placement Agent and its selected dealers. The Company determined the fair value of the binomial lattice model and the Black Scholes valuation model to be materially the same. For all three closings, we issued 4,108,460 shares of Series B Preferred Stock and raised total gross proceeds of $4,635,575 and total net proceeds of $4,283,438 (or total gross proceeds of $5,135,575 and total net proceeds of $4,783,438, including the conversion of the $350,000 in principal of stockholder debt, and $150,000 of legal expenses incurred by the Predecessor stockholders.

Debt Exchange

Simultaneous with the Merger and the Private Offering, holders of $665,000 of Atrinsic debt accompanied with $35,000 in interest exchanged such debt for Predecessor Warrants to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share. The Predecessor Warrants were valued at $340,784 (see Note 6).

The Reverse Split

We intend to effectuate a 1-for-15,463.7183 Reverse Split which will trigger the automatic conversion of our Series B Preferred Stock into our Common Stock. As a result of the Reverse Split, each share of our Series B Preferred Stock will convert into approximately one share of our Common Stock. Upon the effectiveness of the Reverse Split, the 9,685,306 outstanding shares of our Series B Preferred Stock (which is currently held Protagenic stockholders, the investors in the Private Offering and the Designee) will immediately and automatically convert into 9,685,306 shares of our common stock (accounting for the Reverse Split ratio). Our Series B Preferred Stock will cease to be designated as a separate series of our preferred stock when all of such shares have converted into shares of our Common Stock. Also at this time, the total number of stock which the Company is authorized to issue will be 120,000,000, consisting of 100,000,000 shares of common stock at a par value of $0.0001 per share and 20,000,000 shares of preferred stock at a par value of $0.000001 per share.

NOTE 2 - LIQUIDITY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $739,785 and $37,791 for the quarters ended March 31, 2016 and 2015, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $7,046,082 as of March 31, 2016. The net loss presented for the current quarter is attributed to goodwill impairment, an increase in professional fees as related to the Merger, and an increase in stock compensation expense. The net loss present for the prior period was attributed to stock compensation expense and research and development expenses. The Company anticipates further losses in the development of its business. Additionally, the Company had a net working capital of $3,014,732 at March 31, 2016 as a result of the Merger and simultaneous financings. Based on its current forecast and budget, Management believes that the Company’s cash resources will be sufficient to fund its operations for nearly two years. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing in late 2017 or early 2018.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2016 and 2015. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The condensed consolidated financial statements include the accounts of Atrinsic, Inc., and its wholly owned subsidiary, Protagenic Acquisition Corp, and Protagenic Therapeutics, Inc., which was merged with and into Protagenic Acquisition Corp, on February 12, 2016, as well as Protagenic Therapeutics’ wholly-owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2015, which contains the audited financial statements and notes thereto, for the years ended December 31, 2015 and 2014 included within the Company’s Form 8-K/A filed with the SEC on July 12, 2016. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any future interim periods.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the consolidated financial statements include the allocation of the fair value of acquired assets and liabilities associated with the Merger, assessment of intangible assets, including goodwill and income tax provisions and allowances. The Company also relies on estimates for the valuation of stock-based compensation expense and financial instruments.

Goodwill and indefinite-lived assets

Goodwill and indefinite-lived assets are not amortized, but are evaluated for impairment annually or when indicators of a potential impairment are present. Our impairment testing of goodwill is performed separately from our impairment testing of indefinite-lived intangibles. The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans.

On the date of the Merger, the Company recorded the fair value of shares given to Atrinsic stockholders as Goodwill, and subsequent to the merger the Company determined that goodwill was impaired and wrote it down to zero. Atrinsic’s assets and liabilities acquired in the Merger had nominal value.

The allocation of the consideration transferred is as follows:

Allocated to:
Atrinsic 400,000,000 shares Common stock, as converted to 25,867 shares	$32,334
Atrinsic Series A preferred stock as converted to Series B preferred stock, 297,468 shares	371,835
Total value of shares issued to Atrinsic on Merger date	404,169
Goodwill	404,169
Net value of consideration	$0

Fair Value Measurements

Accounting Standards Codification 820, “Fair Value Measurements and Disclosure,” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels are described below:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs – Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

Cash equivalents consisting of money market funds are carried at cost which approximate fair value due to its short-term nature.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of March 31, 2016.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$488,932	$—	$—	$488,932	$488,932

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2015	$—
Issuance of derivative warrants liabilities	487,425
Change in fair value of derivative warrant liabilities	1,507
Balance, March 31, 2016	$488,932

The fair value of the derivative feature of the 127,346 and 295,945 warrants, to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following weighted average assumptions:

	February 12, 2016	March 31, 2016
Risk free interest rate	1.20%	1.21%
Dividend yield	0.00%	0.00%
Expected volatility	156%	158%
Contractual term (in years)	5.0	5.0

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the warrants’ expected term.

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

During the three months ended March 31, 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $1,507 relating to the change in fair value.

Derivative Liability

The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company utilizes a Black-Scholes option pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company determined the fair value of the binomial lattice model and the Black Scholes valuation model to be materially the same. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

Revenue Recognition

The Company has not begun planned principal operations and has not generated any revenue since inception.

Stock-Based Compensation Expenses

The Company accounts for stock based compensation costs under the provisions of ASC No. 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock based payments granted to employees, officers, directors, and consultants based on the grant date fair value estimated in accordance with the provisions of ASC No. 718. ASC No. 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under ASC 505-50, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee awards are periodically re-measured over the vesting terms and at each quarter end.

Basic and Diluted Net (Loss) per Common Share

Basic (loss) per common share is computed by dividing the net (loss) by the weighted-average number of shares of common stock outstanding for each period. Diluted (loss) per share is computed by dividing the net (loss) by the weighted-average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. For the three months ended March 31, 2016 and 2015, there were 5,217,800 and 4,851,111, respectively, potentially dilutive options and warrants not included in the calculation of weighted- average shares of common stock outstanding since they would be anti- dilutive. For the three months ended March 31, 2016 and 2015, there were 10,598,506 and 4,600,000,000, respectively, potentially dilutive convertible preferred shares not included in the calculation of weighted- average shares of common stock outstanding since they would be anti- dilutive.

Reclassifications

Reclassification to certain prior period amounts have been made to conform to current period presentation. These reclassifications have no effect on the consolidated financial position or on the consolidated statement of operations or cash flows for the periods presented.

Recent accounting pronouncements

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On March 30, 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation" which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption will be permitted in any interim or annual period for which financial statements have not yet been issued or have not been made available for issuance. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The Company is in the process of evaluating the impact of the standard on its consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases . The main provisions of ASU No. 2016-02 require management to recognize lease assets and lease liabilities for all leases. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements filed with this annual report.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of:

	March 31, 2016	December 31, 2015

Legal	$10,723	$186,936
Salaries	48,154	41,166
Patent expense	31,315	29,239
Research and development	33,790	8,128
Payroll taxes and employee benefits	6,663	6,222
Other	3,586	4,841
Accounting and tax expenses	38,518	-

	$172,749	$276,532

NOTE 5 – BRIDGE LOAN PAYABLE – STOCKHOLDER

During January 1, 2015 through February 12, 2016, the Company had entered into a series of bridge loan arrangements for total borrowings received and interest accrued of $411,273 with a major Stockholder and Chairman. The proceeds were used to fund research, development and the general operating activity of the Company. The Company has guaranteed the payment of all principal and interest in the form of the Company’s common stock at a purchase price of $1.25 per share. The loan bears interest at a rate of 10% per annum. The Company recorded interest expense of $5,394 and $0 for the three months ended March 31, 2016 and 2015, respectively. On February 12, 2016, the Company converted $350,000 in principal on the note into shares of Series B Preferred Stock in the Private Offering at a price of $1.25 per share. As of March 31, 2016, $56,628 in principal and $16,869 in interest remain after the conversion. In addition, during June 2016, the Company has agreed to convert the remaining principal and interest at $1.25 per share.

NOTE 6 - DERIVATIVE LIABILITIES

Upon closing of the private placement transactions on February 12, 2016, the Company issued 127,346 and 295,945 warrants, to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively, to purchase the Company’s series B Preferred Stock with an exercise price of $1.25 and a five year term. The warrants have a cashless exercise feature that requires the Company to classify the warrants as a derivative liability.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Stock-Based Compensation

In connection with the Merger, all of the issued and outstanding options to purchase shares of Protagenic common stock converted, on a 1 for 1 basis, into options (the “New Options”), to purchase shares of our Series B Preferred Stock. The New Options will be administered under Protagenic’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”), which the Company assumed and adopted.

The Plan is authorized to issue up to 2,000,000 stock options. In accordance with the Plan, the Company can grant to certain employees, directors or consultants options to purchase shares of the Company’s common stock which vest automatically or ranging from a one-year period to a five-year period. The shares are exercisable over a period of ten years from the date of grant. The Plan provides that qualified options be granted at an exercise price equal to the fair market value at the date of grant.

There were 1,391,145 options outstanding as of March 31, 2016. The fair value of each stock option granted was estimated using the Black Scholes assumptions and or factors as follows:

Expected dividend yield		0%
Risk free interest rate	1.20%	-	2.43%
Expected life in years		5%
Expected volatility	85%	-	156%

The following is an analysis of the stock option grant activity under the Plan:

	Number	Exercise Price	Weighted Average Exercise Price
Stock Options

Outstanding January 1, 2016	1,707,744		$0.84
Granted	100,000	$1.25
Expired	(416,599)
Outstanding March, 31, 2016	1,391,145		$1.01

On February 12, 2016, the Company issued 100,000 options (on a post-Reverse Split basis) under the 2006 Plan to its Chief Financial Officer as a sign-on bonus. These options have an exercise price of $1.25 per share, a ten-year term and vest over a three-year period in 35 monthly installments of 2,778 shares and a final installment of 2,770 shares. The terms of the option grant also include full vesting acceleration upon a change of control. The Company recognized compensation expense related to options issued to employees and consultants of $102,908 and $24,801 during the three month periods ended March 31, 2016 and 2015, respectively.

Warrants:

In connection with the Merger, all of the issued and outstanding warrants to purchase shares of Protagenic common stock, converted, on a 1 for 1 basis, into new warrants (the “New Warrants”) to purchase shares of our Series B Preferred Stock.

Simultaneous with the Merger and the Private Offering, New Warrants to purchase 3,403,367 shares of Series B Preferred Stock at an average exercise price of approximately $1.05 per share were issued to holders of Protagenic warrants; additionally, holders of $665,000 of our debt and $35,000 of accrued interest exchanged such debt for five-year warrants to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share. Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock at an exercise price of $1.25 per share were issued in connection with the Private offering.

A summary of warrant issuances are as follows:

		Exercise	Weighted Average
	Number	Price	Exercise Price
Warrants

Outstanding January 1, 2016	3,403,367		$1.05
Granted	423,291	$1.25
Outstanding March 31, 2016	3,826,658		$1.07

NOTE 8 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto, a stockholder of the Company (the “University”) entered into an agreement effective December 14, 2004 (the “Research Agreement”) for the performance of a research project titled “Evidence for existence of TCAP receptors in neurons” (the “Project”). The Research Agreement expired on March 31, 2013.

The Company and the University entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism" (the “New Project”). The New Project is to perform research related to work done by a professor at the University and stockholder of the Company (the “Professor”) in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, the Professor entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 31, 2015. In September 2015, the New Research Agreement was extended to March 31, 2016 which allows for further development of the technologies and use of their applications. Upon expiration of the agreement, payments to the University and research support from the University will suspend until an agreement can be made.

Prior to January 1, 2016 the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over 10 year periods which ends on April 1, 2022. As of March 31, 2016 the Professor has been granted 275,000 stock options, of which 125,000 are fully vested, at the exercise prices of $1.00 exercisable over 10 or 13 year periods which ends either on March 30, 2021 or on March 1, 2027.

The sponsorship research and development expenses were $3,000 and $7,056 pertaining to the Research Agreements for the three months ended March 31, 2016 and 2015, respectively.

NOTE 9 - LICENSING AGREEMENTS

On July 31, 2005, the Company had entered into a Technology License Agreement (“License Agreement”) with the University pursuant to which the University agreed to license to the Company patent rights and other intellectual property, among other things (the “Technologies”). The Technology License Agreement was amended on February 18, 2015 and currently does not provide for an expiration date.

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no revenue for the three months ended March 31, 2016 and 2015 and therefore was not subject to paying any royalties.

In the event the Company fails to provide the University with semi-annual reports on the progress or fails to continue to make reasonable commercial efforts towards obtaining regulatory approval for products based on the Technologies, the University may convert our exclusive license into a non-exclusive arrangement. Interest on any amounts owed under the License Agreement and amendment will be at 3% per annum. All intellectual property rights resulting from the Technologies or improvements thereon will remain the property of the other inventors and/or the Professor, and/or the University, as the case may be. The Company has agreed to pay all out-of- pocket filing, prosecution and maintenance expenses in connection with any patents relating to the Technologies. In the case of infringement upon any patents relating to the Technologies, the Company may elect, at its own expense, to bring a cause of action asserting such infringement. In such a case, after deducting any legal expenses the Company may incur, any settlement proceeds will be subject to the 2.5% royalty payment owed to the University under the License Agreement and amendment.

The Company has incurred legal expense for research and development projects associated with the License Agreement and its amendment of $1,135 and $0 during the quarters ended March 31, 2016 and 2015, respectively.

The Company also incurred patent costs for research and development projects associated with the License Agreement and its amendment of $0 and $0 during the quarters ended March 31, 2016 and 2015, respectively.

The patent applications were made in the name of the Professor and other inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement and its amendment with the University. The Company maintains exclusive licensing agreements and it currently controls the six intellectual patent properties.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company had an employment agreement with its sole employee the Officer/Related Party which expired on December 31, 2015. The employment agreement indicated a salary of $6,489 per month plus a bonus, other healthcare benefits and was granted stock options during the year ended December 31, 2015, the Officer/Related Party has been granted 75,000 stock options, valued at $64,223 using the Black Scholes calculation of which $53,519 was expensed in 2015.

As the agreement above expired, the Company issued a consulting agreement in its place that extended the majority of the terms of the employment agreement on a month-to-month basis. As a consultant, he is responsible for financial reporting, data compilation, and document retrieval services to the Chief Financial Officer, and to endeavor to secure non-dilutive grant funding for the Company. Prior to January 1, 2016, the Consultant had been granted 250,000 stock options, which are fully vested, at exercise prices of $0.26, $1.00, and $1.25 exercisable over 10 year periods which ends either August 1, 2016 or March 9, 2025.. The consultant will be paid $2,000 per month for the remainder of the year ended 2016 and includes eligibility for bonus payments both contingent and not contingent on obtaining non-dilutive grant financing for the Company. Either party may terminate the agreement (a) immediately at any time upon written notice to the other party in the event of a breach of the agreement by the other party which cannot be cured (i.e. breach of the confidentiality obligations) and or (b) at any time without cause upon not less than fifteen (15) days’ prior written notice to the other party. Upon expiration or termination, neither the Company nor Consultant will have any further obligations under the consulting agreement.

The Company has accrued $18,150 to pay the Consultant for research and development projects during the quarter ended March 31, 2016 and paid $13,174 during the quarter ended March 31, 2015.

Consulting Agreement

PTI Canada entered into a consulting agreement with a stockholder of the Company, (the “Consultant”) which expired on December 31, 2015 pursuant to which the Consultant is responsible for overseeing i) design and development of enzyme-linked immunosorbent assay “(ELISA”), assays for measuring TCAP, ii) evaluation of TCAP exposure biomarker assay, iii) development of pipeline peptides, and iv) development of clinically compatible formulations for TCAP, as well as all of the bench research and development of formulation and extraction methods. The agreement has been extended through December 31, 2016 and updated accordingly. Prior to January 1, 2016, the Consultant had been granted 150,000 stock options which are fully vested at exercise prices of $1.00 and $1.25 exercisable over 10 year periods which ends either on March 30, 2021 or on March 1, 2025. The Consultant is paid approximately CA$3,000 per month. Either party may terminate the agreement (a) immediately at any time upon written notice to the other party in the event of a breach of the agreement by the other party which cannot be cured (i.e. breach of the confidentiality obligations) and or (b) at any time without cause upon not less than fifteen (15) days’ prior written notice to the other party. Upon expiration or termination, neither the Company nor Consultant will have any further obligations under the consulting agreement.

The Company has accrued $6,557 to pay the Consultant for research and development projects during the quarter ended March 31, 2016 and paid $0 during the quarter ended March 31, 2015.

Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

NOTE 11 - SUBSEQUENT EVENTS

The Private Offering

On April 15, 2016 we completed the final closing of the Private Offering, at which we issued an additional 420,260 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $525,325.

On April 15, 2016 the Board determined at the Compensation Committee meeting of the Board of Directors that each board member will be compensated an option grant of 40,000 options per year, plus 5,000 options for serving as the Chair of a committee. Options shall have 10-year expiration dates, 24-month vesting cycles, and a strike price of $1.25 per share, or more in future time periods to match the fair market value of the company’s Common stock.

On June 17, 2016, Atrinsic, Inc. held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved a third amendment and restatement to the Company’s Amended and Restated Certificate of Incorporation, effective June 17, 2016. On March 25, 2016, the Company’s Board of Directors approved the filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware in order to change the Company’s name to Protagenic Therapeutics, Inc. The Name Change was effected at the Effective Time through a short-form merger pursuant to Section 253 of the Delaware General Corporation Law (the “DGCL”), by merging the Company’s wholly owned Protagenic Therapeutics, Inc. subsidiary with and into the Company, with the Company as the surviving corporation in the merger. The DGCL did not require stockholder approval of the Name Change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Historical Background

The Company was founded in 2004 under the name Protagenic Therapeutics, Inc., with the goal of commercializing novel peptide drugs that had been discovered in the laboratory of Dr. David Lovejoy (“The Professor”) at the University of Toronto (UofT). The Company specializes in the discovery and development of therapeutics to treat central nervous system (CNS) disorders. PTI’s mission is to provide safe and effective treatments for mood, anxiety, depression and neurodegenerative disorders by using novel peptide-base, brain active therapeutics. The Company’s strategy is to develop, test and obtain regulatory approval for various applications of these brain active therapeutics.

From 2006 through 2014, the Company sponsored fundamental research & development work in the Lovejoy lab at the UofT aimed at demonstrating the efficacy of the Company’s lead drug candidate, known as Teneurin C-Terminus Associated Peptide, or TCAP-1, and elucidating its mechanism of action. This research resulted in a detailed understanding of the peptide and its actions on neurons. The Company’s worldwide exclusive technology license agreement with the UofT gives it sole rights to commercialize and eventually sell drugs related to the TCAP family of proteins.

By early 2015, it became clear that the Company needed an influx of working capital in order to meet its goal of completing the process of applying for an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) to sell a commercial version of TCAP-1. To secure this capital, Management chose to pursue a reverse merger and financing strategy, with the help of a placement agent. This resulted in the introduction of Protagenic Therapeutics, Inc., to the former Atrinsic, Inc., and the consummation of a memorandum of understanding (MOU) in mid-2015 that the two companies would merge and conduct an equity financing, with the former Protagenic Therapeutics, Inc. shareholders owning approximately 80% of the pre-financing entity, and the former Atrinsic, Inc. shareholders owning the other 20%.

On February 12, 2016, Protagenic Therapeutics, Inc. merged into Protagenic Acquisition Corp., a wholly-owned subsidiary of Atrinsic, Inc., and raised approximately $4.6 million in a series of three closings. All previous lines of business of Atrinsic, Inc. where theretofore dropped in favor of the field of neurologic drug development. This transaction is described in detail in Note 7 of our December 31, 2015 Form 10-Q, and greater detail in the Form 8-K filed with the SEC on February 12, 2016.

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

During the three months ended March 31, 2016, we incurred a loss from operations of approximately $725,742 as compared to $49,921 for three months ended March 31, 2015. The increase in loss from operations can be primarily attributed to $404,169 in goodwill impairment, an increase of $166,351 (of which $150,000 was a one-time legal expense) in professional expenses related to accounting, legal and other consulting expenses, and $78,107 in stock compensation expense.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of March 31, 2016, we had cash of $3,750,767 and working capital of $3,014,732.

Our existing liquidity is not sufficient to fund our operations, anticipated capital expenditures and working capital for the foreseeable future. Absent generation of sufficient revenue from the execution of our business plan, we will need to obtain additional debt or equity financing in late 2017 or early 2018.

Operating activities used $57,391 and $9,001 in cash for the three months ended March 31, 2016 and 2015, respectively. The sources of cash from operating activities during the three months ended March 31, 2016, primarily comprised of $739,785 net loss, $404,169 of goodwill impairment, $102,908 in stock compensation expense, $5,394 in interest accrued on the bridge loan, $150,000 in legal expenses satisfied through the issuance of Series B preferred stock, $1,507 of change in the fair value of the derivative liability since inception, $6,428 received on tax receivables, and a $11,906 increase of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

We do not have investing activities for the three months ended March 31, 2016 and 2015.

Our financing activities provided cash of $3,797,250 for the three months ended March 31, 2016. On February 12 and March 2, 2016, we raised gross proceeds of $4,610,250 in the first two of three closing of our Series B financing equity capital raising transaction, of which $1,850,000 was from our two principal institutional stockholders, Iroquois Capital and Hudson Bay Capital. With these proceeds, we converted $350,000 of stockholder debt to Series B preferred stock. We paid $332,000 in closing costs, including $125,000 paid on accrued liabilities, and an additional $150,000 in legal expenses netted against the $2,000,000 invested on behalf of Iroquois Capital and Hudson Bay Capital per requirements of the Merger agreement.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The reasons for this conclusion relate to the Company’s limited staff relative to the large volume of necessary accounting documentation relating to the Company’s recent Merger and financing. The Company recognizes that its need for knowledge of complex accounting issues. Management is addressing this deficiency by broadening its consulting staff..

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

Part II: Other Information

Item 1. Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

(a) The information otherwise required by this Item 2(a) has previously been reported on current reports on Form 8-K, as filed with the SEC on February 12, 2016, March 4, 2016, April 18, 2016, and accordingly, is not furnished herein.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)

31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (*€)

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act *

101.INS	XBRL Instance Document (*€)

101.CAL	XBRL Taxonomy Extension Schema Document (*€)

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document (*€)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*€)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*€)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*€)

(*€)	- Filed herewith.
(*)	- Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 22, 2016	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow

Chief Financial Officer