Form 10-Q
period 2016-06-30
Protagenic Therapeutics, Inc.\new
filed 2016-08-15
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
⌧	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

☐ Yes     No ⌧

As of July 27, 2016, there were 10,433,396 shares of Common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Protagenic Therapeutics Inc. and Subsidiares

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,788,189	$3,343
TOTAL CURRENT ASSETS	3,788,189	3,343

EQUIPMENT - NET
Computer	1,439	1,569

OTHER ASSETS	-	6,230

TOTAL ASSETS	$3,789,628	$11,142

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bridge loan payable - stockholder and accrued interest	$-	$399,103
Accounts payable and accrued expenses	87,278	279,255
Derivative liability	515,819	-
TOTAL CURRENT LIABILITIES	603,097	678,358

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Series B convertible preferred stock, $0.000001 par value, 18,000,000 shares authorized, 11,018,766 and 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	11	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 86,078 shares issued and outstanding at June 30, 2016 , 7,612,838 shares issued and 6,612,838 shares outstanding at December 31, 2015	9	761
Additional paid-in-capital	10,928,024	5,886,971
Accumulated deficit	(7,570,570)	(6,306,297)
Treasury stock, at cost $.001 par value, 1,000,000 shares, for December 31, 2015	-	(100,000)
Accumulated other comprehensive loss	(170,943)	(148,651)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,186,531	(667,216)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,789,628	$11,142

See accompanying notes to the unaudited condensed consolidated financial statements.

Protagenic Therapeutics Inc. and Subsidiares

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

REVENUE	$-	$-	$-	$-

OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	374,206	39,975	422,721	61,424
General and administrative	122,450	60,988	395,508	89,460
Goodwill impairment	-	-	404,169	-
TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	496,656	100,963	1,222,398	150,884

LOSS FROM OPERATIONS	(496,656)	(100,963)	(1,222,398)	(150,884)

OTHER (EXPENSE) INCOME
Interest income	279	-	279	-
Interest expense - stockholder	(1,767)	-	(7,161)	-
Realized (loss) gain on foreign exchange transactions	543	(8,156)	(6,599)	3,974
Change in fair value of derivative liability	(26,887)	-	(28,394)	-

TOTAL OTHER (EXPENSE) INCOME	(27,832)	(8,156)	(41,875)	3,974

NET LOSS	$(524,488)	$(109,119)	$(1,264,273)	$(146,910)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Foreign exchange translation gain (loss)	21,868	12,815	22,292	(109)

TOTAL COMPREHENSIVE LOSS	$(502,620)	$(96,304)	$(1,241,981)	$(147,019)

Net loss per share - Basic and Diluted	$(14.93)	$(0.02)	$(0.71)	$(0.02)

Weighted average common shares - Basic and Diluted	35,130	6,612,838	1,781,338	6,612,838

See accompanying notes to the unaudited condensed consolidated financial statements.

Protagenic Therapeutics Inc. and Subsidiares

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2016

(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Treasury Stock		Other Comprehensive	Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Gain (Loss)	Equity

BALANCE - January 1, 2016	-	$-	7,612,838	$761	$5,886,971	$(6,306,297)	$(1,000,000)	$(100,000)	$(148,651)	$(667,216)

Merger:
Atrinsic shares converted	297,468	1	25,867	3	63,381					63,385
Protagenic shares converted	6,612,838	6	(7,612,838)	(761)	(99,245)		1,000,000	100,000		-
Warrants issued for exchange of debt					340,784					340,784
Private offerings, net of expenses	4,108,460	4			4,761,793					4,761,797
Warrants issued to placement agent					146,641					146,641
Reclassification of warrants to derivative liability					(487,425)					(487,425)
Foreign currency translation (loss)									(22,292)	(22,292)
Stock compensation - stock options					239,865					239,865

Conversion of Bridge loan			60,211	6	75,259					75,265

Net loss						(1,264,273)				(1,264,273)

BALANCE - June 30, 2016	11,018,766	$11	86,078	$9	$10,928,024	$(7,570,570)	$-	$-	$(170,943)	$3,186,531

See accompanying notes to the unaudited condensed consolidated financial statements.

Protagenic Therapeutics Inc. and Subsidiares

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,264,273)	$(146,910)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	234	-
Goodwill impairment	404,169	-
Stock based compensation	239,865	81,077
Interest added on bridge loan	7,162	-
Legal fees satisfied through issuance of Series B preferred stock	150,000	-
Change in fair value of the derivative liability	28,394	-
Changes in operating assets and liabilities
Other receivables	6,428	(377)
Other assets	-	4,147
Accounts payable and accrued expenses	(74,422)	(5,423)

NET CASH USED IN OPERATING ACTIVITIES	(502,443)	(67,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	50,201
Proceeds from bridge loan	19,000	-
Proceeds from issuance of Series B Preferred Stock	4,283,437	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,302,437	50,201

Effect of exchange rate on cash and cash quivalents	(15,148)	(109)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,784,846	(17,394)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,343	22,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,788,189	$5,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Warrants issued to placement agent	$146,641	$-
Warrants issued for Atrinsic debt settlement and conversion	$340,784	$-
Debt settled with issuance of Series B preferred stock	$425,265	$-
Reclassification of warrants to derivative liabilities from equity	$487,425	$-
Goodwill recognized in connection with reverse business combination	$404,169	$-
Accrued liabilities paid through the issuances of Series B preferred stock	$125,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

 PROTAGENIC THERAPEUTICS, INC & SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Protagenic Therapeutics, Inc. (“Protagenic”) was originally incorporated in Delaware on February 3, 1994 under the name Millbrook Acquisition Corp. The Company was the successor to The Millbrook Press Inc., which was a wholly-owned subsidiary of Antia Publishing Company, a Delaware corporation, which in turn was a wholly-owned subsidiary of Groupe de la Cite International, a Science Anonyme organized under French law.  In February 1994, the founders of the Company effected a management buyout by forming the Company which purchased substantially all of the assets of The Millbrook Press Inc.

For the next 10 years, the Company was involved in a variety of attempts at creating a profitable, sustainable business model in the publishing and retail sectors, none of which succeeded. On February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court") and changed its name to MPLC, Inc.

That same year, a biotechnology company called Protagenic Therapeutics, Inc. (referred to herein as “Protagenic”) was organized on September 29, 2004 in the State of Delaware. On September 14, 2015, Protagenic obtained its renewal and revival of its Delaware charter which had become inoperative effective August 7, 2015. The Company is a biotechnology company focused on the discovery, research and development of pre-clinical studies for developing novel, naturally occurring, human neuropeptide-based, brain- active therapeutics for treatment of depression, mood, anxiety and other neurodegenerative disorders. The Company is also interested in acquiring exclusive intellectual property rights for peptide-based therapeutics for the treatment of neurological and mood disorders. Once the Company’s planned principal operations commence, its focus will be licensing certain technologies and the continued research of new technologies.

Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”) was incorporated in 2006 in the Province of Ontario, Canada. PTI Canada is a wholly-owned subsidiary of Protagenic (collectively, the “Company”). It provides operational support and assistance for the implementation of corporate and operational activities conducted in Canada.

On January 31, 2007, MPLC, Inc. entered into an exchange agreement ("Exchange Agreement") with New Motion, Inc., a Delaware corporation formed in March 2005 (“New Motion”), the stockholders of New Motion (the "Stockholders"), and Trinad Capital Master Fund. On May 2, 2007, the Company changed its corporate name to New Motion, Inc.,

As part of a corporate re-branding strategy, on June 25, 2009, New Motion, Inc. changed its name to Atrinsic, Inc.  Its new corporate image was as a provider of “digital advertising and marketing services,” primarily digital music, casual games, interactive contests, and communities/lifestyles.

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

The common stockholders of Atrinsic, Inc. before the Merger (“Predecessor”) retained 25,867 shares of common stock, par value $0.0001 per share (the “Common Stock”). Upon the effectiveness of the Merger, the holders of the Predecessor’s Series A Preferred Stock exchanged all of the issued and outstanding Series A Preferred Stock for an aggregate of 297,468 shares of Series B Preferred Stock. In addition, the holders of options to purchase Predecessor common stock were issued options (“Predecessor Options”) to purchase 17,784 shares of Series B Preferred Stock at $1.25 per share. Warrants (“Predecessor Warrants”) to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share were issued to Strategic Bio Partners, LLC, the designee (the “Designee”) of the holders of the Predecessor’s debt in consideration of the cancellation of such debt amounting to $665,000 in principal and $35,000 in interest.

The Merger is being accounted for as a “Reverse Business Combination,” and Protagenic is deemed to be the accounting acquirer in the merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Protagenic, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Protagenic, historical operations of Protagenic and combined operations of Protagenic and Atrinsic from the Closing Date of the Merger.. Further, as a result of the issuance of the shares of Series B Preferred Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger.

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

The Private Offering

Concurrently and a condition of the closing of the Merger, we conducted the first closing of an offering (the “Private Offering”) of our Series B Preferred Stock. At the first closing, we sold 2,775,000 shares of Series B Preferred Stock at a purchase price of $1.25 per share, for which we received total gross consideration of $3,468,750. Of this amount, $350,000 consisted of the conversion of outstanding stockholder debt held by Garo H. Armen, our chairmen and a member of our board of directors, and $150,000 of legal expenses incurred by Strategic Bio Partners, LLC, stockholders of the Predecessor, in conjunction with and as allowed by the Merger agreement. On March 2, 2016 we completed the second closing of the Private Offering, at which we issued an additional 913,200 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $1,141,500. On April 15, 2016 we completed the final closing of the Private Offering, at which we issued an additional 420,260 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $525,325. We paid the Placement Agent and its selected dealers total cash commissions of $159,183 including allowable expense of $15,000 and $266,727 of additional legal and miscellaneous fees. We also issued Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock valued at $146,641 using a Black-Scholes model at an exercise price of $1.25 per share to the Placement Agent and its selected dealers. The Company determined the fair value of the binomial lattice model and the Black-Scholes valuation model to be materially the same. For all three closings, we issued 4,108,460 shares of Series B Preferred Stock and raised total gross proceeds of $4,635,575 and total net proceeds of $4,283,438 (or total gross proceeds of $5,135,575 and total net proceeds of $4,783,438, including the conversion of the $350,000 in principal of stockholder debt, and $150,000 of legal expenses incurred by the Predecessor stockholders.

Debt Exchange

Simultaneous with the Merger and the Private Offering, holders of $665,000 of Atrinsic debt accompanied with $35,000 in accrued interest exchanged such debt for Predecessor Warrants to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share. The Predecessor Warrants were valued at $340,784 (see Note 6).

The Reverse Split

On July 27, 2016 we effectuated a 1-for-15,463.7183 Reverse Split which will trigger the automatic conversion of our Series B Preferred Stock into our common stock. As a result of the Reverse Split, each share of our Series B Preferred Stock will convert into approximately one share of our common stock. Upon the effectiveness of the Reverse Split, the 11,018,766 outstanding shares of our Series B Preferred Stock will immediately and automatically convert into 11,018,766 shares of our common stock (accounting for the Reverse Split ratio). Our Series B Preferred Stock will cease to be designated as a separate series of our preferred stock when all of such shares have converted into shares of our common stock. Also at this time, the total number of stock which the Company is authorized to issue will be 120,000,000, consisting of 100,000,000 shares of common stock at a par value of $0.0001 per share and 20,000,000 shares of preferred stock at a par value of $0.000001 per share. All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse split.

NOTE 2 - LIQUIDITY

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1,264,273 and $146,910 for the six months ended June 30, 2016 and 2015, respectively and $524,488 and $109,119 for the three months ended June 30, 2016 and 2015, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $7,570,570 as of June 30, 2016. The net loss presented for the three and six months is attributed to goodwill impairment, an increase in professional fees as related to the Merger, and an increase in stock compensation expense. The net loss present for the prior period was attributed to stock compensation expense and research and development expenses. The Company anticipates further losses in the development of its business. The Company had a net working capital of $3,185,092 at June 30, 2016 as a result of the Merger and simultaneous financings. Based on its current forecast and budget, Management believes that the Company’s cash resources will be sufficient to fund its operations for nearly two years from the date of this quarterly report. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing in early 2018.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2016 and 2015. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2015, which contains the audited financial statements and notes thereto, for the years ended December 31, 2015 and 2014 included within the Company’s Form 8-K/A filed with the SEC on July 12, 2016. The interim results for the three months ended and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any future interim periods.

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

The allocation of the consideration transferred is as follows:

Allocated to:
Atrinsic 25,867 shares Common stock	$32,334
Atrinsic Series A preferred stock as converted to Series B preferred stock, 297,468 shares	371,835
Total value of shares issued to Atrinsic on Merger date	404,169
Goodwill	404,169
Net value of consideration	$0

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of June 30, 2016.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$515,819	$—	$—	$515,819	$515,819

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2016:

Fair Value Measurement Using Level 3 Inputs Total
Balance, December 31, 2015	$—
Issuance of derivative warrants liabilities	487,425
Change in fair value of derivative warrant liabilities	28,394
Balance, June 30, 2016	$515,819

The fair value of the derivative feature of the 127,346 and 295,945 warrants to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following weighted average assumptions:

	February 12, 2016	June 30, 2016
Risk free interest rate	1.20%	1.01%
Dividend yield	0.00%	0.00%
Expected volatility	156%	129%
Contractual term (years)	5.0	4.5

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

During the six months ended June 30, 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $28,394 relating to the change in fair value.

Impairment

The Company estimates the expected undiscounted future cash flows and operating plans and compares such amounts to the carrying amount of the goodwill to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the goodwill to the fair value. The factors used to determine fair value are subject to management’s judgement and expertise and include, but are not limited to, recent sales prices of comparable companies, the present value of future cash flows, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. Goodwill impairment for the six months ended June 30, 2016 was $404,169.

Derivative Liability

The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

The Company utilizes a Black-Scholes option pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company determined the fair value of the binomial lattice model and the Black-Scholes valuation model to be materially the same. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

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

Basic and Diluted Net (Loss) per Common Share

Basic (loss) per common share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding for each period. Diluted (loss) per share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. For the six months ended June 30, 2016 and 2015, there were 6,418,887 and 4,801,112, respectively, potentially dilutive options and warrants not included in the calculation of weighted average shares of common stock outstanding since they would be anti-dilutive. For the six months ended June 30, 2016 and 2015, there were 11,018,766 and 0, respectively, potentially dilutive convertible preferred shares not included in the calculation of weighted average shares of common stock outstanding since they would be anti- dilutive.

	Potentially Outstanding Dilutive Common Shares

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	11,018,766	0

Stock Option Shares	2,592,229	1,647,745

Warrant Shares	3,826,658	3,153,367

Total potentially outstanding dilutive common shares	17,437,653	4,801,112

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The main provisions of ASU No. 2016-02 require management to recognize lease assets and lease liabilities for all leases. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements filed with this annual report.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30, 2016	December 31, 2015

Legal	$10,723	$186,936
Salaries	2,070	41,166
Patent expense	31,315	29,239
Research and development	14,600	8,128
Payroll taxes and employee benefits	-	6,222
Other	7,970	7,564
Accounting and tax expenses	20,600	-

	$87,278	$279,255

NOTE 5 – BRIDGE LOAN PAYABLE – STOCKHOLDER

During January 1, 2015 through February 12, 2016, the Company had entered into a series of bridge loan arrangements for total borrowings received and interest accrued of $422,752 with a major Stockholder and Chairman. The proceeds were used to fund research, development and the general operating activity of the Company. The Company has guaranteed the payment of all principal and interest in the form of the Company’s common stock at a purchase price of $1.25 per share. The loan bears interest at a rate of 10% per annum. The Company recorded interest expense of $7,905 and $0 for the six months ended June 30, 2016 and 2015, respectively and $2,511 and $0 for the three months ended June 30, 2016 and 2015, respectively. On February 12, 2016, the Company converted $350,000 in principal and accrued interest on the note into shares of Series B Preferred Stock in the Private Offering at a price of $1.25 per share. On June 17, 2016, the Company converted the remaining $75,265 in principal and accrued interest on the note into shares of Common Stock at a price of $1.25 per share.

NOTE 6 - DERIVATIVE LIABILITIES

Upon closing of the private placement transactions on February 12, 2016, the Company issued 127,346 and 295,945 warrants, to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively, to purchase the Company’s Series B Preferred Stock with an exercise price of $1.25 and a five-year term. The warrants have a cashless exercise feature that requires the Company to classify the warrants as a derivative liability.

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

On June 17, 2016, Atrinsic, Inc. (the “Company”) held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved a third amendment and restatement (the “Third Amendment and Restatement”) to the Company’s Amended and Restated Certificate of Incorporation, effective July 27, 2016 (the “Effective Time”), to effect a one-for-15,463.7183 reverse split of the Company’s common stock (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, at the Effective Time, each 15,463.7183 shares of common stock owned by a stockholder were combined into one new share of common stock, with any fractional shares that would otherwise be issuable as a result of the Reverse Stock Split being rounded up to the nearest whole share. The Third Amendment and Restatement also effected (i) a reduction in the Company’s authorized shares of common stock from 100 billion shares to 100 million shares, (ii) an increase in the par value of the Company’s common stock from $0.000001 per share to $0.0001 per share and (iii) a reduction in the Company’s authorized shares of preferred stock from 5 billion shares to 20 million shares.

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

There were 2,592,229 options outstanding as of June 30, 2016. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Expected dividend yield		0%
Risk free interest rate	1.01%	-	2.43%
Expected life in years		5
Expected volatility	85%	-	129%

The following is an analysis of the stock option grant activity under the Plan:

	Number	Exercise Price	Weighted Average Exercise Price
Stock Options

Outstanding January 1, 2016	1,707,744		$0.84
Granted	1,301,084	$1.25
Expired	(416,599)
Outstanding June 30, 2016	2,592,229		$1.04

On February 12, 2016, the Company issued 100,000 options (on a post-Reverse Split basis) under the 2006 Plan to its Chief Financial Officer as a sign-on bonus. These options have an exercise price of $1.25 per share, a ten-year term and vest over a three-year period in 35 monthly installments of 0.18 shares and a final installment of 2,778 shares. The terms of the option grant also include full vesting acceleration upon a change of control. The Company recognized compensation expense related to this issuance $10,220 and $5,192 for the six and three months ended June 30, 2016 and March 31, 2016, respectively.

On April 15, 2016 the Board determined at the Compensation Committee meeting of the Board of Directors that each board member will be compensated an option grant of 40,000 options per year, plus 5,000 options for serving as the Chair of a committee. Options shall have 10-year expiration dates, 24-month vesting cycles, and a strike price of $1.25 per share, or more in future time periods to match the fair market value of the company’s common stock. The aggregate amount granted was 175,000 options.

On April 15, 2016 the Board granted 1,008,299 options to employees and consultants. Options shall have 10-year expiration dates, 12 to 48 month vesting cycles, and a strike price of $1.25 per share, or more in future time periods to match the fair market value of the company’s common stock.

During the quarter 17,785 options were granted to former Atrinsic executives, Options shall have 3-year expiration dates, and a strike price of $1.25 per share, or more in future time periods to match the fair market value of the company’s common stock.

The total number of options granted and vested during the six month period ended June 30, 2016 was 1,301,084 and 133,229, respectively. The exercise price for theses 1,301,084 options was $1.25 per share.

The Company recognized compensation expense related to options issued of $176,892 during the six month period ended June 30, 2016.

On June 17, 2016, the company adopted a new option plan, the 2016 equity compensation plan. This plan replaces and supersedes the 2006 equity compensation plan. Details of this plan can be found with the Company’s Form 8-K filed June 20, 2016.

Warrants:

In connection with the Merger, all of the issued and outstanding warrants to purchase shares of Protagenic common stock, converted, on a 1 for 1 basis, into new warrants (the “New Warrants”) to purchase shares of our Series B Preferred Stock.

Simultaneous with the Merger and the Private Offering, New Warrants to purchase 3,403,367 shares of Series B Preferred Stock at an average exercise price of approximately $1.05 per share were issued to holders of Protagenic warrants; additionally, holders of $665,000 of our debt and $35,000 of accrued interest exchanged such debt for five-year warrants to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share. Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock at an exercise price of $1.25 per share were issued in connection with the Private offering. These warrants to purchase 423,291 shares of Series B Preferred Stock have been recorded as derivative liabilities. See Note 6.

A summary of warrant issuances are as follows:

	Number	Exercise Price	Weighted Average Exercise Price
Warrants

Outstanding January 1, 2016	3,403,367		$1.05
Granted	423,291	$1.25
Outstanding June 30, 2016	3,826,658		$1.07

NOTE 8 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto, a stockholder of the Company (the “University”) entered into an agreement effective December 14, 2004 (the “Research Agreement”) for the performance of a research project titled “Evidence for existence of TCAP receptors in neurons” (the “Project”). The Research Agreement expired on March 31, 2013.

The Company and the University entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism" (the “New Project”). The New Project is to perform research related to work done by a professor at the University and stockholder of the Company (the “Professor”) in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, the Professor entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2015. In September 2015, the New Research Agreement was extended to June 30, 2016 which allows for further development of the technologies and use of their applications. Upon expiration of the agreement, payments to the University and research support from the University will suspend until an agreement can be made.

Prior to January 1, 2016 the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over 10 year periods which ends on April 1, 2022. As of June 30, 2016 the Professor has been granted 275,000 stock options, of which 125,000 are fully vested, at the exercise prices of $1.00 exercisable over 10 or 13 year periods which ends either on March 30, 2021 or on March 1, 2027.

The sponsorship research and development expenses were $3,000 and $7,056 pertaining to the Research Agreements for the three months ended June 30, 2016 and 2015, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no revenue for the six months ended June 30, 2016 and 2015 and therefore was not subject to paying any royalties.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

The Company had an employment agreement with its Officer/Related Party which expired on December 31, 2015. The employment agreement indicated a salary of $6,489 per month plus a bonus, other healthcare benefits and was granted stock options during the year ended December 31, 2015, the Officer/Related Party has been granted 75,000 stock options, valued at $64,223 using the Black-Scholes calculation of which $53,519 was expensed in 2015.

As the agreement above expired, the Company issued a consulting agreement in its place that extended the majority of the terms of the employment agreement on a month-to-month basis. As a consultant, he is responsible for financial reporting, data compilation, and document retrieval services to the Chief Financial Officer, and to endeavor to secure non-dilutive grant funding for the Company. Prior to January 1, 2016, the Consultant had been granted 250,000 stock options, which are fully vested, at exercise prices of $0.26, $1.00, and $1.25 exercisable over 10 year periods which ends either August 1, 2016 or March 9, 2025. The consultant will be paid $2,000 per month for the remainder of the year ended 2016 and includes eligibility for bonus payments both contingent and not contingent on obtaining non-dilutive grant financing for the Company. Either party may terminate the agreement (a) immediately at any time upon written notice to the other party in the event of a breach of the agreement by the other party which cannot be cured (i.e. breach of the confidentiality obligations) and or (b) at any time without cause upon not less than fifteen (15) days’ prior written notice to the other party. Upon expiration or termination, neither the Company nor Consultant will have any further obligations under the consulting agreement.

The Company has accrued $14,600 to pay the Consultant for research and development projects during the six months ended June 30, 2016 and paid $0 during the three and six months ended June 30, 2015.

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

The Company has accrued $11,283 to pay the Consultant for research and development projects during the three months ended June 30, 2016 and paid $1,619 during the three months ended June 30, 2015.

Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

NOTE 11 - SUBSEQUENT EVENTS

On July 27, 2016 the Company effectuated a Reverse Split which triggered the automatic conversion of our Series B preferred stock into the Company’s common stock, with the exception of certain Series B shares held by a single shareholder that was subject to a blocker provision to keep their ownership under 10% of the Company’s outstanding common stock. As a result of the Reverse Split, each share of the Company’s Series B preferred stock converted into approximately one share of the Company’s common stock with the exception of 671,649 Series B shares held by a single shareholder that remained as Series B shares. On July 27, 2016, 10,437,318 of the Company’s 11,018,766 outstanding shares of the Company’s Series B preferred stock converted into 10,437,318 shares of the Company’s common stock (accounting for the Reverse Split ratio) with 671,649 Series B shares remaining. Therefore, as of July 27, 2016, there were 10,433,396 shares of Common stock outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Historical Background

The Company was originally incorporated in Delaware on February 3, 1994 under the name Millbrook Acquisition Corp. The Company was the successor to The Millbrook Press Inc., which was a wholly-owned subsidiary of Antia Publishing Company, a Delaware corporation, which in turn was a wholly-owned subsidiary of Groupe de la Cite International, a Science Anonyme organized under French law.  In February 1994, the founders of the Company effected a management buyout by forming the Company which purchased substantially all of the assets of The Millbrook Press Inc.

For the next 10 years, the Company was involved in a variety of attempts at creating a profitable, sustainable business model in the publishing and retail sectors, none of which succeeded. On February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court") and changed its name to MPLC, Inc.

Also in 2004, a biotechnology company called Protagenic Therapeutics, Inc. (referred to herein as “Protagenic”) was organized under the name Protagenic Therapeutics, Inc., with the goal of commercializing novel peptide drugs that had been discovered in the laboratory of Dr. David Lovejoy (“The Professor”) at the University of Toronto (UofT). The Company specializes in the discovery and development of therapeutics to treat central nervous system (CNS) disorders. PTI’s mission is to provide safe and effective treatments for mood, anxiety, depression and neurodegenerative disorders by using novel peptide-base, brain active therapeutics. The Company’s strategy is to develop, test and obtain regulatory approval for various applications of these brain active therapeutics.

On January 31, 2007, MPLC, Inc. entered into an exchange agreement ("Exchange Agreement”) with New Motion, Inc., a Delaware corporation formed in March 2005 (“New Motion”), the stockholders of New Motion (the "Stockholders"), and Trinad Capital Master Fund. On May 2, 2007, the Company changed its corporate name to New Motion, Inc.,

As part of a corporate re-branding strategy, on June 25, 2009, New Motion, Inc. changed its name to Atrinsic, Inc.  Its new corporate image was as a provider of “digital advertising and marketing services,” primarily digital music, casual games, interactive contests, and communities/lifestyles.

Meanwhile, from 2006 through 2014, Protagenic sponsored fundamental research & development work in the Lovejoy lab at the UofT aimed at demonstrating the efficacy of Protagenic‘slead drug candidate, known as Teneurin C-Terminus Associated Peptide, or TCAP-1, and elucidating its mechanism of action. This research resulted in a detailed understanding of the peptide and its actions on neurons. Protagenic’s worldwide exclusive technology license agreement with the UofT gives it sole rights to commercialize and eventually sell drugs related to the TCAP family of proteins.

By early 2015, it became clear that Protagenic needed an influx of working capital in order to meet its goal of completing the process of applying for an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) to sell a commercial version of TCAP-1. To secure this capital, Management chose to pursue a reverse merger and financing strategy, with the help of a placement agent. This resulted in the introduction of Protagenic Therapeutics, Inc., to the former Atrinsic, Inc., and the consummation of a memorandum of understanding (MOU) in mid-2015 that the two companies would merge and conduct an equity financing, with the former Protagenic Therapeutics, Inc. shareholders owning approximately 80% of the pre-financing entity, and the former Atrinsic, Inc. shareholders owning the other 20%.

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

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

During the three months ended June 30, 2016, we incurred a loss from operations of approximately $496,656 as compared to $100,963 for three months ended June 30, 2015. The increase in the loss is due to an increase in research and development of $334,231 from $39,975 for the three months ended June 30, 2015 to $374,206 for the three months ended June 30, 2016 and an increase in general and administrative expenses of $61,462 from $60,988 for the three months ended June 30, 2015 to $122,450 for the three months ended June 30, 2016

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

During the six months ended June 30, 2016, we incurred a loss from operations of approximately $1,222,398 as compared to $150,884 for six months ended June 30, 2015. The increase in the loss is due to an increase in research and development of $361,297 from $61,424 for the six months ended June 30, 2015 to $422,721 for the six months ended June 30, 2016 and an increase in general and administrative expenses of $306,048 from $89,460 for the six months ended June 30, 2015 to $395,508 for the three months ended June 30, 2016. In addition during the six months ended June 30, 2016 we incurred an impairment of goodwill of $404,169 with no such impairment in the prior year.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of June 30, 2016, we had cash of $3,788,189 and working capital of $3,185,092. We anticipate further losses in the development of our business. Based on our current forecast and budget, Management believes that the Company’s cash resources will be sufficient to fund its operations for nearly two years from the date of this quarterly report. Absent generation of sufficient revenue from the execution of the Company’s business plan, we will need to obtain debt or equity financing in early 2018.

Operating activities used $502,443 and $67,486 in cash for the six months ended June 30, 2016 and 2015, respectively. The sources of cash from operating activities during the six months ended June 30, 2016, primarily comprised of $1,264,273 net loss, $404,169 of goodwill impairment, $239,865 in stock compensation expense, $7,162 in interest accrued on the bridge loan, $150,000 in legal expenses satisfied through the issuance of Series B preferred stock, $28,394 of change in the fair value of the derivative liability since inception, $6,428 received on tax receivables, and a $74,422 decrease of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

We do not have investing activities for the six months ended June 30, 2016 and 2015.

Our financing activities provided cash of $4,302,437 for the six months ended June 30, 2016. On February 12, March 2, 2016, and April 15, 2016 we raised gross proceeds of $5,135,575 in the three closings of our Series B financing equity capital raising transaction, of which $1,850,000 was from our two principal institutional stockholders, Iroquois Capital and Hudson Bay Capital. With these proceeds, we converted $350,000 of stockholder debt to Series B preferred stock. We paid $332,000 in closing costs, including $125,000 paid on accrued liabilities, and an additional $150,000 in legal expenses netted against the $2,000,000 invested on behalf of Iroquois Capital and Hudson Bay Capital per requirements of the Merger agreement.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The reasons for this conclusion relate to the Company’s limited staff relative to the large volume of necessary accounting documentation relating to the Company’s recent Merger and financing. The Company recognizes its need for knowledge of complex accounting issues. Management began addressing this deficiency during the current quarter by broadening its consulting staff during the current quarter.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

(a) The information otherwise required by this Item 2(a) has previously been reported on current reports on Form 8-K, as filed with the SEC on February 12, 2016, March 4, 2016, April 18, 2016, April 20, 2016, July 12, 2016 and accordingly, is not furnished herein.

Item 3. Defaults upon Senior Securities

None.

Item 3A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

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

Date: August 15, 2016	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow

Chief Financial Officer