Form 10-Q
period 2016-09-30
Protagenic Therapeutics, Inc.\new
filed 2016-11-17
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes ☐ No ⌧

As of November 17, 2016, there were 8,307,915 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Protagenic Therapeutics Inc. and Subsidiares

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,488,978	$3,343
Prepaid expenses	96,667	-
TOTAL CURRENT ASSETS	3,585,645	3,343

EQUIPMENT - NET

Computer	1,271	1,569

OTHER ASSETS	-	6,230

TOTAL ASSETS	$3,586,916	$11,142

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bridge loan payable - stockholder and accrued interest	$-	$399,103
Accounts payable and accrued expenses	131,568	279,255
Derivative liability	516,757	-
TOTAL CURRENT LIABILITIES	648,325	678,358

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.000001: 20,000,000 shares authorized; 0 shares designated	-	-
Series B convertible preferred stock, $0.000001 par value, 18,000,000 shares authorized, 2,796,929 shares issued and outstanding at September 30, 2016, and 0 shares issued and outstanding at December 31, 2015, respectively	3	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 8,307,915 shares issued and outstanding at September 30, 2016 , 7,612,838 shares issued and 6,612,838 shares outstanding at December 31, 2015	831	761
Additional paid-in-capital	11,137,911	5,886,971
Accumulated deficit	(8,026,046)	(6,306,297)
Treasury stock, at cost $.001 par value, 1,000,000 shares, for December 31, 2015	-	(100,000)
Accumulated other comprehensive loss	(174,108)	(148,651)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,938,591	(667,216)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,586,916	$11,142

See accompanying notes to the unaudited condensed consolidated financial statements.

Protagenic Therapeutics Inc. and Subsidiares

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

REVENUE	$-	$-	$-	$-

OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	114,941	203,814	537,662	265,238
General and administrative	339,886	157,025	735,394	246,485
Goodwill impairment	-	-	404,169	-
TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	454,827	360,839	1,677,225	511,723

LOSS FROM OPERATIONS	(454,827)	(360,839)	(1,677,225)	(511,723)

OTHER (EXPENSE) INCOME
Interest income	332	-	611	-
Interest expense - stockholder	-	-	(7,161)	-
Realized loss on foreign exchange transactions	(43)	(78,638)	(6,642)	(74,664)
Change in fair value of derivative liability	(938)	-	(29,332)	-

TOTAL OTHER (EXPENSE) INCOME	(649)	(78,638)	(42,524)	(74,664)

NET LOSS	$(455,476)	$(439,477)	$(1,719,749)	$(586,387)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Foreign exchange translation loss	(47,750)	(7,816)	(25,457)	(7,925)

TOTAL COMPREHENSIVE LOSS	$(503,226)	$(447,293)	$(1,745,206)	$(594,312)

Net loss per share - Basic and Diluted	$(0.06)	$(0.07)	$(0.45)	$(0.09)

Weighted average common shares - Basic and Diluted	7,956,625	6,612,838	3,826,068	6,612,838

See accompanying notes to the unaudited condensed consolidated financial statements.

Protagenic Therapeutics Inc. and Subsidiares

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2016

(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Loss	Equity

BALANCE - January 1, 2016	-	$-	7,612,838	$761	$5,886,971	$(6,306,297)	$(1,000,000)	$(100,000)	$(148,651)	(667,216)

Merger:
Atrinsic shares converted	297,468	1	25,867	3	63,381					63,385
Protagenic shares converted	6,612,838	6	(7,612,838)	(761)	(99,245)		1,000,000	100,000		-
Warrants issued for exchange of debt					340,784					340,784
Private offerings, net of expenses	4,108,460	4			4,761,793					4,761,797
Warrants issued to placement agent					146,641					146,641
Reclassification of warrants to derivative liability					(487,425)					(487,425)
Foreign currency translation (loss)									(25,457)	(25,457)
Stock compensation - stock options					450,566					450,566
Conversion of series B Preferred Stock	(8,221,837)	(8)	8,221,837	822	(814)					-

Conversion of Bridge loan			60,211	6	75,259					75,265

Net loss						(1,719,749)				(1,719,749)

BALANCE - September 30, 2016	2,796,929	$3	8,307,915	$831	$11,137,911	$(8,026,046)	$-	$-	$(174,108)	$2,938,591

See accompanying notes to the unaudited condensed consolidated financial statements.

Protagenic Therapeutics Inc. and Subsidiares

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,719,749)	$(586,387)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	379	107
Goodwill impairment	404,169	-
Stock based compensation	450,566	358,972
Interest added on bridge loan	7,162	11,473
Legal fees satisfied through issuance of Series B preferred stock	150,000	-
Change in fair value of the derivative liability	29,332	-
Changes in operating assets and liabilities
Prepaid expenses	(96,667)	-
Other receivables	6,428	(321)
Other assets	-	4,147
Accounts payable and accrued expenses	(30,131)	51,893

NET CASH USED IN OPERATING ACTIVITIES	(798,511)	(160,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	214,149
Proceeds from bridge loan	19,000	-
Proceeds from issuance of Series B Preferred Stock	4,283,437	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,302,437	214,149

Effect of exchange rate on cash and cash quivalents	(18,291)	(17,916)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,485,635	36,117

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,343	22,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,488,978	$58,850

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Warrants issued to placement agent	$146,641	$-
Warrants issued for Atrinsic debt settlement and conversion	$340,784	$-
Debt settled with issuance of Series B preferred stock	$425,265	$-
Reclassification of warrants to derivative liabilities from equity	$487,425	$-
Goodwill recognized in connection with reverse business combination	$404,169	$-
Accrued liabilities paid through the issuances of Series B preferred stock	$125,000	$-
Series B Preferred stock converted to common stock	$8	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Protagenic Therapeutics, Inc. (“we,” “our,” “Protagenic” or “the Company”) was originally incorporated in Delaware on February 3, 1994 under the name Millbrook Acquisition Corp. The Company was the successor to The Millbrook Press Inc., which was a wholly-owned subsidiary of Antia Publishing Company, a Delaware corporation, which in turn was a wholly-owned subsidiary of Groupe de la Cite International, a Science Anonyme organized under French law.  In February 1994, the founders of the Company effected a management buyout by forming the Company which purchased substantially all of the assets of The Millbrook Press Inc.

For the next 10 years, the Company was involved in a variety of attempts at creating a profitable, sustainable business model in the publishing and retail sectors, none of which succeeded. On February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut and changed its name to MPLC, Inc.

That same year, a biotechnology company called Protagenic Therapeutics, Inc. (referred to herein as “Prior Protagenic”) was organized on September 29, 2004 in the State of Delaware. On September 14, 2015, Prior Protagenic obtained its renewal and revival of its Delaware charter which had become inoperative effective August 7, 2015. Prior Protagenic was a biotechnology company focused on the discovery, research and development of pre-clinical studies for developing novel, naturally occurring, human neuropeptide-based, brain- active therapeutics for treatment of depression, mood, anxiety and other neurodegenerative disorders. Prior Protagenic was also interested in acquiring exclusive intellectual property rights for peptide-based therapeutics for the treatment of neurological and mood disorders. As a result of the reverse merger discussed below, the Company has adopted Prior Protagenic’s business plan. Once the Company’s planned principal operations commence, its focus will be licensing certain technologies and the continued research of new technologies.

Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”) was incorporated in 2006 in the Province of Ontario, Canada. PTI Canada was a wholly-owned subsidiary of Prior Protagenic, and following the Special Meeting, as defined in Note 7 below, it became a wholly-owned subsidiary of the Company. PTI Canada provides operational support and assistance for the implementation of corporate and operational activities conducted in Canada.

On January 31, 2007, MPLC, Inc. entered into an exchange agreement with New Motion, Inc., a Delaware corporation formed in March 2005 (“New Motion”), the stockholders of New Motion , and Trinad Capital Master Fund. On May 2, 2007, the Company changed its corporate name to New Motion, Inc.

As part of a corporate re-branding strategy, on June 25, 2009, the Company. changed its name to Atrinsic, Inc.  Its new corporate image was as a provider of “digital advertising and marketing services,” primarily digital music, casual games, interactive contests, and communities/lifestyles.

The Reverse Business Combination (Merger)

On February 12, 2016 (“Closing Date”), Protagenic Acquisition Corp., a wholly-owned subsidiary of the Company (which at the time was named Atrinsic, Inc.), merged (the “Merger”) with and into Prior Protagenic. Prior Protagenic was the surviving corporation of the Merger. As a result of the Merger, the Company acquired the business of prior Protagenic and will continue the existing business operations of Prior Protagenic as a wholly-owned subsidiary. On June 17, 2016, Prior Protagenic merged with and into the Company with the Company as the surviving corporation in the merger. Immediately thereafter, the Company changed its name from Atrinsic, Inc. to Protagenic Therapeutics, Inc.

On the Closing Date, all of the issued and outstanding (6,612,838) shares of Prior Protagenic common stock converted, on a 1 for 1 basis, into shares of the Company’s Series B Convertible Preferred Stock, par value $0.000001 per share (“Series B Preferred Stock”). Also on the Closing Date, all of the issued and outstanding options to purchase shares of Prior Protagenic common stock, and all of the issued and outstanding warrants to purchase shares of Prior Protagenic common stock, converted, on a 1 for 1 basis, into options (the “New Options”) and warrants (the “New Warrants”) respectively, to purchase shares of Series B Preferred Stock. New Options to purchase 1,807,744 shares of Series B Preferred, having an average exercise price of approximately $0.87 per share, were issued to Prior Protagenic optionees. New Warrants to purchase 3,403,367 shares of Series B Preferred Stock at an average exercise price of approximately $1.03 per share were issued to holders of Prior Protagenic warrants.

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

The Merger is being accounted for as a “Reverse Business Combination,” and Prior Protagenic is deemed to be the accounting acquirer in the merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Prior Protagenic, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Prior Protagenic, historical operations of Prior Protagenic and combined operations of Prior Protagenic, Predecessor and the Company from the Closing Date of the Merger. Further, as a result of the issuance of the shares of Series B Preferred Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger.

The Merger will be treated as a recapitalization of the Company for financial accounting purposes. The historical financial statements of Predecessor before the Merger will be replaced with the historical financial statements of Prior Protagenic before the Merger in all future filings with the Securities and Exchange Commission (the “SEC”).

At the closing of the Merger, Predecessor had a 51% interest in MomSpot, and the remaining 49% was held by B.E. Global LLC. Barry Eisenberg is the sole owner of B.E. Global LLC and is the Chief Executive Officer of MomSpot LLC. Immediately after the closing of the Merger, the Company split off its 51% membership interests in MomSpot. The split-off was accomplished through the transfer of all of its membership interests of MomSpot, having nominal value, to B.E. Global LLC via a split off agreement for nominal consideration.

Immediately after the closing of the Merger, the Company also split off all of its equity interest in 29 wholly-owned subsidiaries of Predecessor. The split-off was accomplished through the sale of all equity interests in these wholly-owned subsidiaries to Quintel Holdings, Inc. for nominal considerations via a split off agreement. These entities had nominal value.

The Private Offering

Concurrently and a condition of the closing of the Merger, we conducted the first closing of an offering (the “Private Offering”) of our Series B Preferred Stock. At the first closing, we sold 2,775,000 shares of Series B Preferred Stock at a purchase price of $1.25 per share, for which we received total gross consideration of $3,468,750. Of this amount, $350,000 consisted of the conversion of outstanding stockholder debt held by Garo H. Armen, our chairmen and a member of our board of directors, and $150,000 of legal expenses incurred by Strategic Bio Partners, LLC, on behalf of the stockholders of Predecessor, in conjunction with and as permitted under the terms of the Merger. On March 2, 2016, we completed the second closing of the Private Offering, at which we sold an additional 913,200 shares of Series B Preferred Stock, for total gross proceeds of $1,141,500. On April 15, 2016 we completed the final closing of the Private Offering, at which we issued an additional 420,260 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $525,325. We paid the Placement Agent and its selected dealers total cash commissions of $159,183 including allowable expenses of $15,000 and $266,727 of additional legal and miscellaneous fees. We also issued Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock valued at $146,641 using a Black-Scholes model at an exercise price of $1.25 per share to the Placement Agent and its selected dealers. The Company determined the fair value of the binomial lattice model and the Black-Scholes valuation model to be materially the same. For all three closings, we issued 4,108,460 shares of Series B Preferred Stock and raised total gross proceeds of $4,635,575 and total net proceeds of $4,283,438 (or total gross proceeds of $5,135,575 and total net proceeds of $4,783,438, including the conversion of the $350,000 in principal of stockholder debt, and $150,000 of legal expenses incurred by the Predecessor’s stockholders.

Debt Exchange

Simultaneous with the Merger and the Private Offering, holders of $665,000 of Predecessor debt accompanied with $35,000 in accrued interest exchanged such debt for Predecessor Warrants to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share. The Predecessor Warrants were valued at $340,784 (see Note 6).

The Reverse Split

The Company’s stockholders voted at a special meeting held on June 17, 2016 in favor of a 1-for-15,463.7183 reverse stock split of the Company’s common stock, or the Reverse Split. As a result of the Reverse Split the Series B Preferred Stock immediately and automatically converted into common stock on a 1-for-1 basis. The Series B Preferred Stock will cease to be designated as a separate series of The Company’s preferred stock when all of such shares have converted into shares of common stock.

Upon the effectiveness of the Reverse Split, the 11,018,766 outstanding shares of our Series B Preferred Stock should immediately and automatically convert into 11,018,766 shares of our common stock accounting for the Reverse Split ratio. As of September 30, 2016, 2,796,929 shares of Series B Preferred have yet to be converted to common stock.

Also at this time, the total number of stock which the Company is authorized to issue will be 120,000,000, consisting of 100,000,000 shares of common stock at a par value of $0.0001 per share and 20,000,000 shares of preferred stock at a par value of $0.000001 per share. All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse split.

NOTE 2 - LIQUIDITY

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $1,719,749 and $586,387 for the nine months ended September 30, 2016 and 2015, respectively and $455,476 and $439,477 for the three months ended September 30, 2016 and 2015, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $8,026,046 as of September 30, 2016. The net loss presented for the three and nine months is attributed to goodwill impairment, an increase in professional fees as related to the Merger, and an increase in stock compensation expense. The net loss present for the prior period was attributed to stock compensation expense and research and development expenses. The Company anticipates further losses in the development of its business. The Company had a net working capital of $2,937,320 at September 30, 2016 as a result of the Merger and simultaneous financings. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations for nearly eighteen months from the date of this quarterly report. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by mid- 2018.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2016 and 2015. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2015, which contains the audited financial statements and notes thereto, for the years ended December 31, 2015 and 2014 included within the Company’s Form 8-K/A filed with the SEC on July 12, 2016. The interim results for the three months ended and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2016 or for any future interim periods.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the condensed consolidated financial statements include the allocation of the fair value of acquired assets and liabilities associated with the Merger, assessment of intangible assets, including goodwill and income tax provisions and allowances. The Company also relies on estimates for the valuation of stock-based compensation expense and financial instruments.

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

On the date of the Merger, the Company recorded the fair value of shares given to Predeccesor stockholders as Goodwill, and subsequent to the merger the Company determined that goodwill was impaired and wrote it down to zero. Atrinsic’s assets and liabilities acquired in the Merger had nominal value.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of September 30, 2016.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$516,757	$—	$—	$516,757	$516,757

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2015	$—
Issuance of derivative warrants liabilities	487,425
Change in fair value of derivative warrant liabilities	29,332
Balance, September 30, 2016	$516,757

The fair value of the derivative feature of the 127,346 and 295,945 warrants to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following weighted average assumptions:

	February 12, 2016	September 30, 2016
Risk free interest rate	1.20%	1.14%
Dividend yield	0.00%	0.00%
Expected volatility	156%	213%
Contractual term (in years)	5.0	4.25

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

During the nine months ended September 30, 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $29,332 relating to the change in fair value.

Impairment

The Company estimates the expected undiscounted future cash flows and operating plans and compares such amounts to the carrying amount of the goodwill to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the goodwill to the fair value. The factors used to determine fair value are subject to management’s judgement and expertise and include, but are not limited to, recent sales prices of comparable companies, the present value of future cash flows, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. Goodwill impairment for the nine months ended September 30, 2016 was $404,169.

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

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under ASC 505-50, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee awards is periodically re-measured over the vesting terms and at each quarter end.

Basic and Diluted Net (Loss) per Common Share

Basic (loss) per common share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding for each period. Diluted (loss) per share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. For the nine months ended September 30, 2016 and 2015, there were 6,418,887 and 4,801,112, respectively, potentially dilutive options and warrants not included in the calculation of weighted average shares of common stock outstanding since they would be anti-dilutive. For the nine months ended September 30, 2016 and 2015, there were 2,796,929 and 0, respectively, potentially dilutive convertible preferred shares not included in the calculation of weighted average shares of common stock outstanding since they would be anti- dilutive.

	Potentially Outstanding Dilutive Common Shares

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	2,796,929	-

Stock Option Shares	2,592,229	1,647,745

Warrant Shares	3,826,658	3,153,367

Total potentially outstanding dilutive common shares	9,215,816	4,801,112

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements filed with this annual report.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30, 2016	December 31, 2015

Legal	$10,723	$186,936
Salaries	-	41,166
Patent expense	31,315	29,239
Research and development	67,560	8,128
Payroll taxes and employee benefits	-	6,222
Other	21,113	7,564
Accounting and tax expenses	857	-

	$131,568	$279,255

NOTE 5 – BRIDGE LOAN PAYABLE – STOCKHOLDER

During January 1, 2015 through February 12, 2016, the Company had entered into a series of bridge loan arrangements for total borrowings received and interest accrued of $422,752 with a major Stockholder and Chairman. The proceeds were used to fund research, development and the general operating activity of the Company. The Company has guaranteed the payment of all principal and interest in the form of the Company’s common stock at a purchase price of $1.25 per share. The loan bears interest at a rate of 10% per annum. The Company recorded interest expense of $7,905 and $0 for the nine months ended September 30, 2016 and 2015, respectively. On February 12, 2016, the Company converted $350,000 in principal and accrued interest on the note into shares of Series B Preferred Stock in the Private Offering at a price of $1.25 per share. On June 17, 2016, the Company converted the remaining $75,265 in principal and accrued interest on the note into shares of Common Stock at a price of $1.25 per share.

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

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

On June 17, 2016, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved a third amendment and restatement (the “Third Amendment and Restatement”) to the Company’s Amended and Restated Certificate of Incorporation, effective July 27, 2016 (the “Effective Time”), to effect a one-for-15,463.7183 reverse split of the Company’s common stock (the “Reverse Stock Split”). Pursuant to the Reverse Stock Split, at the Effective Time, each 15,463.7183 shares of common stock owned by a stockholder were combined into one new share of common stock, with any fractional shares that would otherwise be issuable as a result of the Reverse Stock Split being rounded up to the nearest whole share. The Third Amendment and Restatement also effected (i) a reduction in the Company’s authorized shares of common stock from 100 billion shares to 100 million shares, (ii) an increase in the par value of the Company’s common stock from $0.000001 per share to $0.0001 per share and (iii) a reduction in the Company’s authorized shares of preferred stock from 5 billion shares to 20 million shares.

Stock-Based Compensation

In connection with the Merger, all of the issued and outstanding options to purchase shares of Prior Protagenic common stock converted, on a 1 for 1 basis, into options (the “New Options”), to purchase shares of our Series B Preferred Stock. The New Options will be administered under Prior Protagenic’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”), which the Company assumed and adopted.

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

There were 2,592,229 options outstanding as of September 30, 2016. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Expected dividend yield		0%
Risk free interest rate	1.01%	-	2.43%
Expected life in years		5
Expected volatility	85%	-	213%

The following is an analysis of the stock option grant activity under the Plan:

		Exercise	Weighted Average
	Number	Price	Exercise Price
Stock Options

Outstanding January 1, 2016	1,707,744		$0.84
Granted	1,301,084	$1.25
Expired	(416,599)
Outstanding September 30, 2016	2,592,229		$1.04

On February 12, 2016, the Company issued 100,000 options (on a post-Reverse Split basis) under the 2006 Plan to its Chief Financial Officer as a sign-on bonus. These options have an exercise price of $1.25 per share, a ten-year term and vest over a three-year period in 35 monthly installments of 0.18 shares and a final installment of 2,778 shares. The terms of the option grant also include full vesting acceleration upon a change of control. The Company recognized compensation expense related to this issuance $10,383 and $5,192 for the nine and three months ended September 30, 2016 and March 31, 2016, respectively.

On April 15, 2016, our Compensation Committee of our Board determined that each board member will be compensated an option grant of 40,000 options per year, plus 5,000 options for serving as the Chair of a committee. Options shall have 10-year expiration dates, 24-month vesting cycles, and a strike price of $1.25 per share, or more in future time periods to match the fair market value of the Company’s common stock. The aggregate amount granted was 175,000 options.

On April 15, 2016, the Board granted 1,008,299 options to employees and consultants. These options shall have 10-year expiration dates, 12 to 48 month vesting cycles, and a strike price of $1.25 per share.

During the quarter, 17,785 options were granted to former Atrinsic executives. These options have 3-year expiration dates, and a strike price of $1.25 per share.

The total number of options granted and vested during the nine month period ended September 30, 2016 was 1,974,445 and 133,229, respectively. The exercise price for theses 1,974,445 options was $1.25 per share.

The Company recognized compensation expense related to options issued of $450,566 during the nine month period ended September 30, 2016.

On June 17, 2016, the stockholders of the Company approved the adoption of the 2016 equity compensation plan at the Special Meeting. No further options will be granted under the 2006 equity compensation plan, which we assumed in connection with the Merger. Details of this plan can be found with the Company’s Form 8-K filed June 20, 2016.

Warrants:

In connection with the Merger, all of the issued and outstanding warrants to purchase shares of Prior Protagenic common stock, converted, on a 1 for 1 basis, into new warrants (the “New Warrants”) to purchase shares of our Series B Preferred Stock.

Simultaneous with the Merger and the Private Offering, New Warrants to purchase 3,403,367 shares of Series B Preferred Stock at an average exercise price of approximately $1.05 per share were issued to holders of Prior Protagenic warrants; additionally, holders of $665,000 of our debt and $35,000 of accrued interest exchanged such debt for five-year warrants to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share. Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock at an exercise price of $1.25 per share were issued in connection with the Private offering. These warrants to purchase 423,291 shares of Series B Preferred Stock have been recorded as derivative liabilities. See Note 6.

A summary of warrant issuances are as follows:

		Exercise	Weighted Average
	Number	Price	Exercise Price
Warrants
Outstanding January 1, 2016	3,403,367		$1.05
Granted	423,291	$1.25
Outstanding September 30, 2016	3,826,658		$1.07

NOTE 8 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto, a stockholder of the Company (the “University”) entered into an agreement effective December 14, 2004 (the “Research Agreement”) for the performance of a research project titled “Evidence for existence of TCAP receptors in neurons” (the “Project”). The Research Agreement expired on March 31, 2013.

The Company and the University entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism" (the “New Project”). The New Project is to perform research related to work done by a professor at the University and stockholder of the Company (the “Professor”) in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, the Professor entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2015. In September 2015, the New Research Agreement was extended to September 30, 2016 which allows for further development of the technologies and use of their applications. Upon expiration of the agreement, payments to the University and research support from the University will suspend until an agreement can be made.

Prior to January 1, 2016 the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a 10 year period which ends on April 1, 2022. As of September 30, 2016 the Professor has been granted 275,000 stock options, of which 125,000 are fully vested, at an exercise price of $1.00 exercisable over 10 or 13 year periods which ends either on March 30, 2021 or on March 1, 2027.

The sponsorship research and development expenses pertaining to the Research Agreements were $3,000 and $7,056 for the three months ended September 30, 2016 and 2015, and $4,500 and $10,584 for the nine months ended September 30, 2016, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no revenue for the nine months ended September 30, 2016 and 2015 and therefore was not subject to paying any royalties.

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

As the agreement above expired, the Company issued a consulting agreement in its place that extended the majority of the terms of the employment agreement on a month-to-month basis. As a consultant, he is responsible for financial reporting, data compilation, and document retrieval services, reporting to the Chief Financial Officer, and to endeavor to secure non-dilutive grant funding for the Company. Prior to January 1, 2016, the Consultant had been granted 250,000 stock options, which are fully vested, at exercise prices of $0.26, $1.00, and $1.25 exercisable over 10 year periods which ends either August 1, 2016 or March 9, 2025. The consultant will be paid $2,000 per month for the remainder of the year ended 2016 and is eligible for bonus payments both contingent and not contingent on obtaining non-dilutive grant financing for the Company. Either party may terminate the agreement (a) immediately at any time upon written notice to the other party in the event of a breach of the agreement by the other party which cannot be cured (i.e. breach of the confidentiality obligations) and or (b) at any time without cause upon not less than fifteen (15) days’ prior written notice to the other party. Upon expiration or termination, neither the Company nor Consultant will have any further obligations under the consulting agreement.

The Company has accrued $20,600 to pay the Consultant for research and development projects during the nine months ended September 30, 2016 and paid $0 during the three and nine months ended September 30, 2015.

Consulting Agreement

PTI Canada entered into a consulting agreement with a stockholder of the Company (the “Consultant”) which expired on December 31, 2015, pursuant to which the Consultant is responsible for overseeing i) design and development of enzyme-linked immunosorbent assay “(ELISA”), assays for measuring TCAP, ii) evaluation of TCAP exposure biomarker assay, iii) development of pipeline peptides, and iv) development of clinically compatible formulations for TCAP, as well as all of the bench research and development of formulation and extraction methods. The agreement has been extended through December 31, 2016 and updated accordingly. Prior to January 1, 2016, the Consultant had been granted 150,000 stock options which are fully vested at exercise prices of $1.00 and $1.25 exercisable over 10 year periods which ends either on March 30, 2021 or on March 1, 2025. The Consultant is paid approximately CA$3,000 per month. Either party may terminate the agreement (a) immediately at any time upon written notice to the other party in the event of a breach of the agreement by the other party which cannot be cured (i.e. breach of the confidentiality obligations) and or (b) at any time without cause upon not less than fifteen (15) days’ prior written notice to the other party. Upon expiration or termination, neither the Company nor Consultant will have any further obligations under the consulting agreement.

The Company has accrued $18,122 to pay the Consultant for research and development projects during the three months ended September 30, 2016 and paid $1,619 during the three months ended September 30, 2015. $67,161 was accrued for the nine months ended September 30, 2016 and $1,619 was paid during the nine months ended September 30, 2015.

Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date up through the date that the condensed consolidated financial statements were filed, and determined that other than noted above, there were subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements.

At the October 26, 2016 meeting of the Company’s Compensation Committee, the Committee granted one employee 25,000 options at a $1.25 strike price with vesting over 48-months and the Committee extended the expiration date for 100,000 warrants issued to of one former consultant by 3 years from January 2017 until January 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Historical Background

The Company was originally incorporated in Delaware on February 3, 1994 under the name Millbrook Acquisition Corp. The Company was the successor to The Millbrook Press Inc., which was a wholly-owned subsidiary of Antia Publishing Company, a Delaware corporation, which in turn was a wholly-owned subsidiary of Groupe de la Cite International, a Societe Anonyme organized under French law.  In February 1994, the founders of the Company effected a management buyout by forming the Company which purchased substantially all of the assets of The Millbrook Press Inc.

For the next 10 years, the Company was involved in a variety of attempts at creating a profitable, sustainable business model in the publishing and retail sectors, none of which succeeded. On February 6, 2004, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Connecticut and changed its name to MPLC, Inc.

Also in 2004, a biotechnology company called Protagenic Therapeutics, Inc. (referred to herein as “Prior Protagenic”) was organized, with the goal of commercializing novel peptide drugs that had been discovered in the laboratory of Dr. David Lovejoy (“The Professor”) at the University of Toronto (“UofT”). Prior Protatagenic specialized in the discovery and development of therapeutics to treat central nervous system (CNS) disorders. Prior protagenic’s mission was to provide safe and effective treatments for mood, anxiety, depression and neurodegenerative disorders by using novel peptide-base, brain active therapeutics. Prior Protagenic’s strategy was to develop, test and obtain regulatory approval for various applications of these brain active therapeutics. As a result of the reverse merger discussed below, the Company has adopted Prior Protagenic’s business plan.

On January 31, 2007, MPLC, Inc. entered into an exchange agreement with New Motion, Inc., a Delaware corporation formed in March 2005 (“New Motion”), the stockholders of New Motion (the "Stockholders"), and Trinad Capital Master Fund. On May 2, 2007, the Company changed its corporate name to New Motion, Inc.,

As part of a corporate re-branding strategy, on June 25, 2009, New Motion, Inc. changed its name to Atrinsic, Inc.  Its new corporate image was as a provider of “digital advertising and marketing services,” primarily digital music, casual games, interactive contests, and communities/lifestyles.

Meanwhile, from 2006 through 2014, Prior Protagenic sponsored fundamental research & development work in the Professor’s lab at the UofT aimed at demonstrating the efficacy of Prior Protagenic’s lead drug candidate, known as Teneurin C-Terminus Associated Peptide, or TCAP-1, and elucidating its mechanism of action. This research resulted in a detailed understanding of the peptide and its actions on neurons. Prior Protagenic’s worldwide exclusive technology license agreement with the UofT gave it sole rights to commercialize and eventually sell drugs related to the TCAP family of proteins.

By early 2015, it became clear that Prior Protagenic needed an influx of working capital in order to meet its goal of completing the process of applying for an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) to sell a commercial version of TCAP-1. To secure this capital, management of Prior Protagenic chose to pursue a reverse merger and financing strategy, with the help of a placement agent. This resulted in the introduction of Prior Protagenic to the former Atrinsic, Inc., and the consummation of a memorandum of understanding (MOU) in mid-2015 that the two companies would merge and conduct an equity financing, with the former Prior Protagenic shareholders owning approximately 80% of the pre-financing entity, and the former Atrinsic, Inc. shareholders owning the other 20%.

On February 12, 2016, Prior Protagenic. merged with Protagenic Acquisition Corp., a wholly-owned subsidiary of Atrinsic, Inc., and raised approximately $4.6 million in a series of three closings. Prior Protagenic was the surviving corporation in the merger. All previous lines of business of Atrinsic, Inc. were theretofore dropped in favor of the field of neurologic drug development. This transaction is described in detail in Note 7 of our December 31, 2015 Form 10-Q, and greater detail in the Form 8-K filed with the SEC on February 12, 2016.

In June 2016 Prior Protagenic merged with and into Atrinsic, Inc., and Atrinsic, Inc. was the surviving corporation in this merger. In connection with this merger, Atrinsic, Inc. changed its name to Protagenic Therapeutics, Inc.

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

During the three months ended September 30, 2016, we incurred a loss from operations of $454,827 as compared to $360,839 for three months ended September 30, 2015. The increase in the loss is due to a decrease in research and development expense of $88,873 from $203,814 for the three months ended September 30, 2015 to $114,941 for the three months ended September 30, 2016 and an increase in general and administrative expenses of $182,861 from $157,025 for the three months ended September 30, 2015 to $339,886 for the three months ended September 30, 2016

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

During the nine months ended September 30, 2016, we incurred a loss from operations of $1,677,225 as compared to $511,723 for nine months ended September 30, 2015. The increase in the loss is due to an increase in research and development expense of $272,424 from $265,238 for the nine months ended September 30, 2015 to $537,662 for the nine months ended September 30, 2016 and an increase in general and administrative expenses of $488,909 from $246,485 for the nine months ended September 30, 2015 to $735,394 for the nine months ended September 30, 2016. In addition, during the nine months ended September 30, 2016 we incurred an impairment of goodwill of $404,169 with no such impairment in the prior year.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of September 30, 2016, we had cash of $3,488,978 and working capital of $2,937,320. We anticipate further losses in the development of our business. Based on our current forecast and budget, Management believes that our cash resources will be sufficient to fund our operations, anticipated capital expenditures and working capital for nearly two years from the date of this quarterly report. Absent generation of sufficient revenue from the execution of the Company’s business plan, we will need to obtain debt or equity financing by mid-2018.

Operating activities used $798,511 and $160,116 in cash for the nine months ended September 30, 2016 and 2015, respectively. The use of cash in operating activities during the nine months ended September 30, 2016, primarily comprised of $1,719,749 net loss, $450,566 in stock compensation expense, $7,162 in interest accrued on the bridge loan, $150,000 in legal expenses satisfied through the issuance of Series B preferred stock, $29,332 of change in the fair value of the derivative liability since inception, prepaid expenses of $96,667, $6,428 received on tax receivables, and a $30,131 decrease of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses. Additionally, a non-cash goodwill impairment of $404,169 occurred during the nine months ended September 30, 2016.

We did not have investing activities for the nine months ended September 30, 2016 and 2015.

Our financing activities provided cash of $4,302,437 for the nine months ended September 30, 2016. On February 12, March 2, 2016, and April 15, 2016 we raised gross proceeds of $5,135,575 in the three closings of our Series B financing equity capital raising transaction, of which $1,850,000 was from our two principal institutional stockholders, Iroquois Capital and Hudson Bay Capital. With these proceeds, we converted $350,000 of stockholder debt to Series B preferred stock. We paid $332,000 in closing costs, including $125,000 paid on accrued liabilities, and an additional $150,000 in legal expenses netted against the $2,000,000 invested on behalf of Iroquois Capital and Hudson Bay Capital per requirements of the Merger agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The reasons for this conclusion relate to the Company’s limited staff relative to the large volume of necessary accounting documentation relating to the Company’s recent Merger and financing. The Company recognizes its need for knowledge of complex accounting issues. Management began addressing this deficiency during the current quarter by broadening its consulting staff during the current quarter.

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

Date: November 17, 2016	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow

Chief Financial Officer