Form 10-K
period 2016-12-31
Protagenic Therapeutics, Inc.\new
filed 2017-04-18
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2016

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:

Protagenic Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1390025
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

149 Fifth Avenue
New York, New York	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 994-8200

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, based on a closing price as reported on the OTCQB of $16.667 was $4,957,899.

As of March 27, 2017, there were 10,261,419 shares of the registrant's common stock, par value $0.0001, issued and outstanding, and 872,766 shares of the registrant’s Series B Preferred Stock, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTAGENIC THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. As a result, you should not place undue reliance on any forward-looking statements. The most significant of these risks, uncertainties and other factors are described in “Item 1A — Risk Factors” of this Annual Report on Form 10-K. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.      Business.

Overview

Protagenic Therapeutic, Inc. (together with its subsidiary, “Protagenic,” the “Company,” “we,” “our” or “us”) is a Delaware corporation specializing in the discovery and development of therapeutics to treat central nervous system (CNS) disorders. Our mission is to provide safe and effective treatments for mood, anxiety, depression and neurodegenerative disorders by using novel peptide-base, brain active therapeutics. Our strategy is to develop, test and obtain regulatory approval for various applications of these brain active therapeutics.

Our current business model is designed around the further development of these applications, and to obtain the required regulatory approvals to allow for the commercialization of our neuropeptide-based applications and products (see “Governmental Regulation” below). If approval is obtained, we expect to begin our sales efforts and anticipate generating revenue through both licensing and direct sales of our products. We believe that we can establish and subsequently strengthen our market position in the following ways: (i) working to obtain FDA approval of current and future neuropeptide applications; (ii) investigating foreign markets for the use of our current and future products; (iii) securing relationships with strong partners in our field; (iv) entering into license agreements, strategic partnerships and joint ventures for our various applications; and, (v) continuing our current research into improving our processes, reducing costs and developing new and innovative applications.

We intend to advance our lead drug candidate, PT00114 through Investigational New Drug (IND)-enabling studies, and enter PT00114 into clinical proof-of-concept studies in Treatment-Resistant Depression (TRD) and/or Post-Traumatic Stress Disorder (PTSD) (anticipated clinical start: 2017-2018).

Corporate History

We are currently a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc., a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

We were most recently known as Atrinsic, Inc., a company that was once a reporting company under the Securities Act, but that, in 2012 and 2013, reorganized under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. On February 12, 2016, we acquired Protagenic Therapeutics, Inc. through a reverse merger (see “Corporate History – The Reverse Business Combination (Merger) Transaction”). On June 17, 2016, Protagenic Therapeutics, Inc. (the then wholly-owned subsidiary of Atrinsic, Inc.) was merged with and into Atrinsic, Inc. Atrinsic, Inc. was the surviving corporation in this merger and changed its name from Atrinsic, Inc. to Protagenic Therapeutics, Inc. (see “Corporate History – The Subsidiary Merger”).

We were originally incorporated as a Delaware corporation under the name Millbrook Acquisition Corp. in 1994. In 2007, Millbrook Acquisition Corp. changed its name to New Motion, Inc. In 2008, New Motion, Inc. merged with Traffix, Inc., pursuant to which Traffix, Inc. became wholly-owned subsidiary of New Motion, Inc. In 2009, New Motion, Inc. changed its name to Atrinsic, Inc. On June 15, 2012, we filed Chapter 11 in the United States Bankruptcy Court in Southern District of New York (Case No. 12-12553). As of that date, we terminated all remaining employees and ceased normal business operations.

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

We emerged from Chapter 11 on June 26, 2013, at which time the Plan of Reorganization was conditionally confirmed by the United States Bankruptcy Court, Southern District of New York. The confirmation was subject to the consummation of the Company’s acquisition of a 51% controlling interest in MomSpot LLC (“MomSpot”), which was subsequently completed on July 12, 2013 (“Emergence Date”). MomSpot’s goal is to be the premier specialty retail affiliate marketing company targeting women between the ages of 24 and 45 who are either mothers or expecting their first child. The Emergence Date was the date the Company adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. At that time, our principal activities were conducted through MomSpot.

On February 12, 2016, we acquired Protagenic Therapeutics, Inc. through a reverse merger, pursuant to which all the issued and outstanding shares of Protagenic common stock converted on a 1-for-1 basis into shares of the Company’s Series B Preferred Stock, par value $0.000001 per share. Concurrently with the reverse merger, we conducted the first closing of a private offering of our Series B Preferred Stock. (see “Corporate History – 2016 Private Placement”)

Since the fourth quarter of the 2015 fiscal year, MomSpot’s development plans have been suspended pending receipt of incremental funding. On February 12, 2016, the Company sold its 51% interest of MomSpot to the remaining 49% interest holder through a split off agreement. Additionally, on February 12, 2016, the Company sold its equity interests in 29 wholly-owned subsidiaries (see “Corporate History – Split-Off Agreements”).

The Reverse Business Combination (Merger) Transaction

On February 12, 2016, which we refer to as the Merger Closing Date, we (as Atrinsic, Inc.), Protagenic Therapeutics, Inc. and Protagenic Acquisition Corp., Atrinsic, Inc.’s wholly-owned subsidiary, entered into a merger agreement and completed the merger contemplated by the merger agreement. Pursuant to the merger agreement, on the Merger Closing Date, Protagenic Acquisition Corp. merged with and into Protagenic Therapeutics, Inc., with Protagenic Therapeutics, Inc. remaining as the surviving entity and wholly-owned subsidiary of Atrinsic, Inc. (the “Merger”)

Simultaneously with the Merger, on the Merger Closing Date all of the issued and outstanding shares of Protagenic common stock converted, on a 1-for-1 basis into shares of the Company’s Series B Preferred Stock, par value $0.000001 per share (“Series B Preferred Stock”) (assuming no exercise of dissenters’ rights by any Protagenic stockholder). Also on the Merger Closing Date, all of the issued and outstanding options to purchase shares of Protagenic common stock, and all of the issued and outstanding warrants to purchase shares of Protagenic common stock, converted, on a 1-for-1 basis, into options (the “New Options”) and new warrants (the “New Warrants”) respectively, to purchase shares of our Series B Preferred Stock. The New Options will be administered under Protagenic’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”), which the Company assumed and adopted on the Merger Closing Date in connection with the Merger.

On the Closing Date, (i) the former Protagenic common stock was exchanged for the right to receive 6,612,838 shares of Series B Preferred Stock; (ii) New Options to purchase 1,807,744 shares of Series B Preferred Stock granted under the 2006 Plan, having an average exercise price of approximately $0.87 per share, were issued to optionees pursuant to the assumption of the 2006 Plan; (iii) the holders of options to purchase the common stock of Atrinsic before the Merger (“Predecessor”) were issued options (“Predecessor Options”) to purchase 17,784 shares of Series B Preferred Stock at $1.25 per share; (iv) New Warrants to purchase 3,403,367 shares of Series B Preferred Stock at an average exercise price of approximately $1.05 per share were issued to holders of Protagenic warrants; and (v) 2,775,000 shares of Series B Preferred Stock were issued to investors at a purchase price of $1.25 per share in the Private Offering, as defined below. In addition, warrants (“Predecessor Warrants”) to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share were issued to Strategic Bio Partners, LLC, the designee (the “Designee”) of the holders of Predecessor’s debt, in consideration of the cancellation of debt of $665,000 in principal and $35,000 in interest, and Placement Agent Warrants, as such term is defined below, to purchase 127,346 shares of Series B Preferred Stock were issued to the Placement Agent of the Private Offering. The common stockholders of Predecessor before the Merger retained 25,867 shares of our common stock, par value $0.000001 per share. In addition, upon the effectiveness of the Merger, the holders of the Predecessor’s Series A Preferred Stock exchanged all of the issued and outstanding Series A Preferred Stock for an aggregate of 297,468 shares of Series B Preferred Stock. These shares were issued to the Designee.

The Merger was treated as a recapitalization of Protagenic for financial accounting purposes and the historical financial statements of Protagenic Therapeutics, Inc. are our financial statements as a result of the Merger. The parties to the merger agreement have agreed to take all actions necessary to ensure the Merger is treated as a “plan of reorganization” under Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

2016 Private Placement

Concurrently with the closing of the Merger, we conducted the first closing of an offering (the “Private Offering”) of our Series B Preferred Stock. At the first closing, we sold 2,775,000 shares of Series B Preferred Stock at a purchase price of $1.25 per share, for which we received total gross consideration of $3,468,750. Of this amount, $350,000 consisted of conversion of outstanding stockholder debt held by Garo H. Armen, our chairman and a member of our board of directors, and $150,000 of legal expenses incurred by Strategic Bio Partners LLC, stockholders of the Predecessor, in conjunction with and as allowed by the merger agreement. On March 2, 2016, we completed the second closing of the Private Offering, at which we issued an additional 913,200 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $1,141,500. On April 15, 2016, we completed the final closing of the Private Offering, at which we issued an additional 420,260 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $525,325.

We paid Katalyst Securities LLC, our placement agent (the “Placement Agent”) and its selected dealers for the Private Offering a commission of 10% of the funds raised in the Private Offering from investors introduced by the Placement Agent and its selected dealers. In addition, the Placement Agent received $15,000 to reimburse it for its expenses in the private Offering, and the placement Agent and its selected dealers were issued warrants (the “Placement Agent Warrants”) to purchase a number of shares of Series B Preferred Stock equal to 10% of the shares of Series B Preferred Stock sold to investors in the Private Offering who were introduced by the Placement Agent and its selected dealers. The Placement Agent Warrants, which contain a “cashless exercise” provision, are exercisable for a period of five years from the initial closing of the Private Offering at a price of $1.25 per share.

Pursuant to a registration statement declared effective by the Securities and Exchange Commission (the “SEC”) on February 8, 2017, we registered the shares of common stock underlying the Series B Preferred Stock and the Placement Agent Warrants issued in the 2016 Private Placement for public resale by the selling stockholders named therein and their assigns. The Company is required to update and maintain the effectiveness of this registration statement until February 8, 2018.

Debt Exchange

Simultaneous with the Merger and the Private Offering, holders of $665,000 of Atrinsic’s debt accompanied with $35,000 in accrued interest exchanged such debt for five-year warrants of Predecessor (the “Predecessor Warrants”) to purchase 295,945 shares of Series B Preferred Stock (which became 295,945 shares of common stock as a result of the Reverse Split) at $1.25 per share.

Split-Off Agreements

At the closing of the Merger we had a 51% interest in MomSpot LLC, and the remaining 49% was held by B.E. Global LLC. Barry Eisenberg is the sole owner of B.E. Global LLC and is the Chief Executive Officer of MomSpot LLC. Immediately after the closing of the Merger, we split off our 51% membership interests in MomSpot LLC. The split-off was accomplished through the transfer of all of our membership interests of MomSpot LLC to B.E. Global LLC.

Immediately after the closing of the Merger, we split off all of our equity interest in 29 wholly-owned subsidiaries. The split-off was accomplished through the sale of all equity interests in these wholly-owned subsidiaries to Quintel Holdings, Inc.

 Reverse Stock Split

Our stockholders voted at a special meeting held on June 17, 2016 in favor of, and we effectuated, a 1-for-15,463.7183 reverse stock split of our common stock, or the Reverse Split. As a result of the Reverse Split, 400,000,000 shares of common stock were split into 25,867 shares of common stock. Additionally, as a result of the Reverse Split and in accordance with our certificate of designations for our Series B Preferred Stock, our Series B Preferred Stock immediately and automatically converted into our common stock on a 1-for-1 basis other than any Series B Preferred Stock (i) to the extent (but only to the extent) a Series B Preferred Stock holder would beneficially own greater than 9.99% of our common stock (the “Springing Blocker”) and (ii) such holder has notified the Company in writing that it wants the Springing Blocker to apply to such holder. On July 27, 2016, 10,146,000 of the Company’s 11,018,766 outstanding shares of Series B Preferred Stock were eligible to immediately convert into 10,146,000 shares of the Company’s common stock (accounting for the Reverse Split ratio) with 872,766 shares of Series B Preferred Stock remaining as a result of one holder exercising the Springing Blocker. As of December 31, 2016, 10,146,000 shares of the Series B Preferred Stock were converted into 10,146,000 shares of common stock on the records of the Company.

Any Series B Preferred Stock not converted as a result of this provision would automatically convert into common stock as soon as such conversion would not violate the Springing Blocker. Our Series B Preferred Stock will cease to be designated as a separate series of our preferred stock when all of such shares have converted into shares of our common stock.

The Subsidiary Merger

On June 17, 2016, we merged our wholly-owned subsidiary, Protagenic Therapeutics, Inc., with and into the Company and we changed our name from Atrinsic, Inc. to Protagenic Therapeutics, Inc. We are the parent company of Protagenic Therapeutics Canada (2006), Inc., a corporation incorporated in the Province of Ontario.

Mood and Anxiety Disorders

An estimated 340 million people worldwide and 40-60 million people in the United States alone suffer from mental disorders including Major Depressive Disorder, or MDD, including TRD, PTSD, Bipolar Disorder and various Anxiety Disorders. The global sales of anxiolytic and antidepressant drugs in the US were estimated to be $69 billion in 2013 and are projected to grow to nearly $77.1 billion by 2018. Yet, up to one-half of mood disorder patients are unresponsive to current treatments. Efficacy of therapy is challenged by non-compliance during the weeks to months required to achieve therapeutic benefit in combination with daily dosing requirements. Major targets in this space include TRD and PTSD, both indications which are highly resistant to available therapies.

Approximately 37% of those suffering from a MDD that do not respond to the current antidepressant medications constitute a separate group of people suffering from TRD. Despite a large patient population and current treatments that leave much room for improvement, the developmental pipelines are sparse and few novel candidates are in development. The serendipitous discoveries of current drug classes, and lack of efficacy have led to shrinkage or extinction of many pharma or small biotech neuroscience research programs. It is in this TRD market that we intend to focus our PT00114 development efforts.

TRD is the type of MDD that does not respond to standard courses of antidepressant medication. Stress plays a significant role in this illness that affects as many as half of people diagnosed with depression. Patients suffering with TRD are at greater risk of hospitalization for their psychiatric illness and are more likely to abuse drugs and alcohol. These patients have a lower long-term quality of life and are at increased risk of attempting suicide. As a last resort, this disease is currently managed by invasive treatment, primarily electroconvulsive therapy (ECT). However, the ECT treatment’s side effects and high cost prevent millions of people from taking advantage of it.

According to an article titled “Global prevalence of anxiety disorders: a systemic review and meta-regression,” written by AJ Baxter et al., (published in Psychological Medicine in 2013), PTSD affects an estimated 7.7 million adults (3.5%) in the US, with a disproportionately high prevalence in war veterans. Therapeutic approaches include cognitive therapy in combination with antidepressants, such as selective serotonin reuptake inhibitors (SSRIs). In addition to the vulnerabilities noted above for antidepressant-related treatments, PTSD patients often present with co-morbidities such as addictions or dependencies, which make therapeutic case management difficult.

Protagenic Research

PT00114 is the first known example of a new class of brain-targeted therapies based on a newly-described and highly conserved family of neuropeptides that regulate stress-induced mood and addictive behaviors. PT00114 is believed to act via a novel mechanism of action and is therefore expected to provide an extremely attractive therapeutic and commercial profile, especially for those patients who are not fully responsive to or compliant with current interventions. Based on preclinical data, we believe that PT00114 is well differentiated from other drug candidates on the basis of having: Dual activity on stress- and addiction-related pathways (as present in TRD and PTSD); Blood-brain barrier permeability; Rapid onset of action and long duration of therapeutic effects; Restoration of normalcy in stress, anxiety and addiction disorders; No adverse effects with little to no accumulation; Good safety and tolerability profiles; Convenient dosing route and schedule; High potency/low dose; and, Ease of chemical synthesis.

We believe that optimal cellular energy metabolism is fundamental to the biology of the brain, and clinical manifestation of aberrant energy metabolism often manifests in debilitating neurological disorders. PT00114’s ability in preclinical models to enhance glucose mobilization and utilization in the brain, maintain energy homeostasis, inhibit stress-related pathways and protect cells from oxidative damage suggests potential therapeutic benefits in a range of indications involving both acute and chronic neurological injury. Potential applications include traumatic brain injury, stroke recovery, and neurodegenerative diseases such as Alzheimer’s disease, Parkinson’s disease and ALS, among others.

Technology

PT00114 is a synthetic form of the natural peptide sequence TCAP-1.

TCAP-1 was discovered in a genome-wide search for proteins related to corticotropin releasing factor (CRF), a key brain peptide hormone in stress response. While TCAP-1 counteracts stress, it does so by a non-CRF receptor pathway and unlike direct CRF antagonists it does not exhibit negative effects in animal models studied to date.

PT00114 inhibits stress and stress (CRF)-induced actions in clinically-relevant gold-standard animal models of anxiety, depression and addiction at concentrations several magnitudes below current front-line therapeutics. These beneficial effects are maintained for as long as three weeks after treatment. PT00114 promotes neuronal process development, spine density, axon fasciculation and branching in neurons.

PT00114 crosses the blood brain barrier and concentrates in regions of the brain associated with the regulation of mood disorders. Preliminary toxicity assessment (non-GLP) indicates no clear or significant adverse effects, although further toxicity testing is required.

PT00114 is highly soluble and shows excellent stability in several storage conditions. The initial dosage form is intended as a subcutaneous injection but is also amenable to other routes of administration.

Business plan / Proposed next steps

The Company’s business plan calls for the following processes during 2017 and 2018:

Preclinical Efficacy Data

Historically, much of the preclinical efficacy data regarding specific therapeutic benefits of PT00114 had been generated in the lab of our Chief Technology Officer, Dr. David Lovejoy at the University of Toronto. The Company recognizes that to fully validate its business proposal, and persuade potential corporate partners of target-disease efficacy, additional preclinical efficacy data from unaffiliated research organizations would be valuable. Hence, the Company has engaged two contract research organizations (CROs) to conduct preclinical tests of PT00114 for anxiety and depression, as well as alleviation of drug addictive behavior.

Process Development and Manufacturing

In parallel with the Company’s external CRO research studies, the Company is pursuing good manufacturing practices (cGMP) synthesis of PT00114. The Company anticipates that it may obtain enough TCAP in July 2017 to supply its Phase I human clinical trials anticipated to begin in 2018. The Company intendes to secure at least two supplier relationships for sourcing synthesized human PT00114.

Preclinical Safety & Toxicology

A key part of the Company’s preclinical studies for IND readiness is the toxicology testing of PT00114 in two animal species. Because these toxicology tests will be carried out with a drug concentration that is a multiple of the intended concentration in the eventual marketable drug, the Company plans to commence its safety and toxicology testing only after receiving a confirmatory positive result from the latest external CRO efficacy tests. This means toxicology testing could begin as soon as the third quarter of 2017.

Pursue Strategic Partnership

The Company believes it would be to its advantage to secure a collaboration with a pharma/biopharma company with a presence in neurological and psychiatric diseases and/or addiction. Therefore, it plans to use the preclinical efficacy data to be generated during 2017 as a point of instigation with potential pharma/biopharma corporate partners.

Compile and File IND

The most important corporate goal for which the Company is deploying the working capital it raised in 2016 is the compilation and submission of an investigational new drug (IND) application to the FDA. This is a prerequisite to begin Phase I human testing of PT00114 for any indication. The preclinical efficacy data currently being generated at two external CROs, as well as the toxicology test results that the company plans to obtain, and a specific plan and protocol for a Phase I trial, will be among the components of this key regulatory submission anticipated in early 2018.

Initiate Phase 1 Clinical Studies

One the Company’s IND application has been filed, the next major milestone is anticipated to be an approval by the Company’s FDA review team that the Phase I trial protocol proposed in the IND application is acceptable to begin. The Company believes that this may be achieved in the second half of 2018.

 Technology License Agreement

On July 31, 2005, the Company had entered into a Technology License Agreement (“License Agreement”) with the University of Toronto (the “University” or “UT”) pursuant to which the University agreed to license to the Company patent rights and other intellectual property, among other things (the “Technologies”). The Technology License Agreement was amended on February 18, 2015 and currently does not provide for an expiration date.

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the year ended December 31, 2016 and therefore was not subject to paying any royalties.

In the event the Company fails to provide the University with semi-annual reports on the progress or fails to continue to make reasonable commercial efforts towards obtaining regulatory approval for products based on the Technologies, the University may convert our exclusive license into a non-exclusive arrangement. Interest on any amounts owed under the License Agreement and amendment will be at 3% per annum. All intellectual property rights resulting from the Technologies or improvements thereon will remain the property of the other inventors and/or Dr. David Lovejoy (“The Professor”) at the University, and/or the University, as the case may be. The Company has agreed to pay all out-of- pocket filing, prosecution and maintenance expenses in connection with any patents relating to the Technologies. In the case of infringement upon any patents relating to the Technologies, the Company may elect, at its own expense, to bring a cause of action asserting such infringement. In such a case, after deducting any legal expenses the Company may incur, any settlement proceeds will be subject to the 2.5% royalty payment owed to the University under the License Agreement and amendment.

The patent applications were made in the name of the Professor and other inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement and its amendment with the University. The Company maintains exclusive licensing agreements and it currently controls the six intellectual patent properties.

Sales and Marketing

We currently have no sales, marketing or distribution capabilities. In order to commercially market PT00114 and any product candidates we develop in the future, we would either need to develop an internal sales team and marketing department or collaborate with third parties who have sales and marketing capabilities.

Manufacturing

We currently do not own any manufacturing facilities, nor have we entered into any agreements with contract manufacturer for the production of PT00114. Currently we synthesize all the PT00114 we use in our development activities.

Competition

The pharmaceutical and biotechnology industries are highly competitive and characterized by rapidly evolving technology and intense research and development efforts. We expect to compete with companies, including major international pharmaceutical companies, and other institutions that have substantially greater financial, research and development, marketing and sales capabilities and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and marketing and selling biopharmaceutical products. We will face competition based on, among other things, product efficacy and safety, the timing and scope of regulatory approvals, product ease of use and price.

Major depressive disorder patients that do not respond to the current antidepressant medications constitute a separate group of TRD. Despite a large patient population and current treatments that leave much room for improvement, the developmental pipelines are sparse and few novel candidates are in development. The serendipitous discoveries of current drug classes, side effects and lack of efficacy have led to shrinkage or extinction of many pharma or small biotech neuroscience research programs. According to a May 10, 2016 Zion Research report, the current global depression drug market was valued at approximately $14.5 billion in 2014, and is expected to generate $16.8 billion by the end of 2020. Slightly smaller but on the rise, according to Global Industry Analysts, Inc., the global market for anti-anxiety medications is expected to be $5.9 billion in 2017. It is in either or both of the TRD and anti-anxiety markets that we intend to launch PT00114.

Set forth below is a discussion of competitive factors for each of the current drug classes commercially available for TRD, and the competitive advantages that we believe PT00114 may offer. The basis for our beliefs regarding the competitive advantages that PT00114 may offer over its competitors is our own pre-clinical animal studies. We acknowledge that these beliefs and conclusions about competitive advantages must be regarded as theoretical until such time as we have human clinical data that supports and re-affirms the results seen in the pre-clinical animal studies.

Opioid receptor modulators

Opioid receptor modulators have the potential to be non-addictive therapeutic drugs for TRD. Competitors include ALKS 5461 (from Alkermes) is a fixed combination of buprenorphine and samidorphan being developed as a therapy for TRD. Buprenorphine is a mu opioid receptor partial agonist as well as an antagonist of the kappa-opioid receptor (KOR), while samidorphan is an antagonist of mu opioid receptors that essentially works to block the buprenorphine from binding to the mu-receptor. The combination of these mechanisms may result in attenuation of the mu agonist effects of buprenorphine, potentially making this a non-addictive therapy. ALKS 5461 is in phase 3 as a once-daily therapy administered as a sublingual tablet. It is well tolerated and treatment effects were evident after one week of dosing. We believe that our competitive advantage is that PT00114 targets different receptor system therefore it is not likely to have a clinical overlap with opioid receptor modulators.

Antipsychotics with antidepressant effects (dopamine receptor modulators)

Brexpiprazole (from Otsuka) is a dopamine (D2 receptor) partial stimulator (agonist) approved as an oral adjunctive TRD therapy. Its side effects include suicidal risk, weight gain and restlessness. Cariprazine (from Gedeon Richter) is an oral dopamine D2 and D3 receptor antagonist approved for schizophrenia and bipolar disorder in development for TRD. The most common side effects reported were extrapyramidal symptoms, the urge to move (akathisia), indigestion (dyspepsia), vomiting, drowsiness (somnolence) and restlessness. We believe that our competitive advantage is that PT00114, due to its low toxicity profile, will be clinically preferable to these antipsychotic drugs.

Ketamine-like TRD drugs

Drugs that act in a mechanism similar to Ketamine, such as Esketamine nasal spray (from Johnson and Johnson) is the S(+) enantiomer of the drug ketamine acts primarily as a non-competitive NMDA receptor antagonist, but is also a dopamine reuptake inhibitor. As of July 2014, it is in phase II clinical trials for treatment-resistant depression (TRD). This class of candidates is generating a lot of excitement but uncertainty due to their use history will be a compounding factor. We believe that our competitive advantage is that the toxicity profile is likely to be less favorable when compared with PT00114.

NMDA receptor modulators

The N-methyl-D-aspartate (or “NMDA”) receptor is a molecule that appears on the surface of neurons. When “activated” by a drug that binds with it, the NMDA receptor is a potential natural way to counteract TRD. A drug called GLYX 13, an amidated tetrapeptide (with the amino acid sequence Thr-Pro-Pro-Thr-NH2) is a glycine-site functional partial agonist of the NMDA receptor discovered at Northwestern University, now being developed by Naurex/Allergan, in Phase 3 U.S. clinical trials. It will be administered by intravenous injection and has a rapid onset. Phase 2 results have shown that GLYX 13 treatment reduces depression scores in patients with TRD, with no psychotomimetic side effects common to other NMDA receptor modulators. The major peptide candidate in this group GLYX13 shows a better tolerance profile and even IV dosing once weekly is not a deterrent enough in the clinic so PT00114 peptide with possible subcutaneous delivery would be a much more preferable clinical option. The development of the tetrapeptide and entry into the trials demonstrated room and willingness to accept peptide based therapies in TRD. More candidates are expected to come from this therapeutic class that may present a competitive challenge for PT00114.

Another of Naurex’s small molecule candidates, NRX-1074, is an orally active therapy based on GLYX13, in preclinical stages. L-4-Chlorokynurenine, AV-101 (from VistaGen Therapeutics) is a fast acting, orally active small molecule glycine binding site NMDA receptor antagonist. A NIH-funded phase 2 trial in major depressive disorder has been initiated in the US. CERC-301 (Cerecor) is an orally-active, selective NMDA receptor subunit 2B (NR2B) antagonist which is in phase 2 an adjunctive therapy for TRD.

PT00114’s Competitive Advantages/Disadvantages

We believe PT00114 will be able to compete against each of these drugs based on its core advantages:

●	PT00114, once in a patient, had a rapid onset of action (efficacy in animal anxiety and depression models) compared with other TRD drugs which may take longer to take effect.

●	PT00114’s effects are long lasting and potent (single 1-10 nmole/kg dose lasts up to one week for glucose/insulin blood-based biomarkers)

●	PT00114 is rapidly cleared from the patient’s bloodstream (its “half life” is 5-10min if given intravenously (IV), 20-30 minutes if given subcutaneously (SC)

●

PT00114 naturally crosses the blood brain barrier, while certain other TRD drugs do not naturally do that and therefore must be given at higher doses so that any of them make it into the patient’s brain.

●	PT00114 is an L-isomer, a naturally modified peptide (by way of pyroGlu, amidation) therefore liver toxicity is not anticipated – resulting in a potentially superior toxicity profile

●	PT00114 is soluble, it can be easily formulated with clinical excipients, and it is stable when lyophilized, making it easy to package into a drug pill form.

●	PT00114 will be manufactured by standard solid phase chemistry, which is less expensive than manufacturing processes required by other TRD drugs.

●	It counteracts the stress effects associated with corticotropin releasing factor (CRF), a mechanism of action not yet known among today’s commercially-available TRD drugs.

●	It increases glucose import into brain cells, thus it is potentially effective against diabetes associated depression and anxiety disorders

●	It increases energy metabolism likely by mitochondrial activation in brain cells

The main competitive disadvantage that PT00114 will have relative to other antidepressant drugs is that it will have fewer marketing resources behind it, assuming that the Company consummates a partnership with a large pharmaceutical company during its commercial marketing phase. Beyond this marketing resources disadvantage, the Company acknowledges that PT00114 may have efficacy disadvantages that we are not yet aware of since the drug has not yet been tested in humans. Extrapolating the early results obtained in rodent studies, PT00114 appears to be more effective and with few or no side effects, but this must be treated as an unknown since no human studies have yet been performed, and a new competitive disadvantage could be discovered during the clinical trial phase.

Although we believe PT00114’s advantages will allow it to compete effectively against other antidepressant drugs in the TRD market, many of our competitors and potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to our programs or advantageous to our business.

Intellectual Property

We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We seek to protect our intellectual property rights by a variety of means, including obtaining patents, maintaining trade secrets and proprietary know-how, and technological innovation to operate without infringing on the proprietary rights of others and to prevent others from infringing on our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, actively seeking patent protection in the United States and foreign countries.

As of December 31, 2016, we have four patents issued by the Governments of the United States, Canada, European Union and Australia and two patent applications pending worldwide including US. The patent applications were made in the name of Dr. David A. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT.

Our success will depend in part on our ability to maintain our proprietary position through effective patent claims and their enforcement against our competitors. Although we believe our patent applications provide a competitive advantage, the patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. We do not know whether any of our patent applications will result in the issuance of any patents. Those patents that may be issued in the future or those acquired by us may be challenged, invalidated or circumvented, and the rights granted under any issued patent may not provide us with proprietary protection or competitive advantages against competitors with similar technology. In particular, we do not know if competitors will be able to design variations on our treatment methods to circumvent our current and anticipated patent claims. Furthermore, competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for the development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized or marketed, any related patent claim may expire or remain in force for only a short period following commercialization, thereby reducing the advantage of the patent.

 We also rely upon trade secrets, confidentiality agreements, proprietary know-how and continuing technological innovation to remain competitive, especially where we do not believe patent protection is appropriate or obtainable. We continue to seek ways to protect our proprietary technology and trade secrets, including entering into confidentiality or license agreements with our employees and consultants, and controlling access to and distribution of our technologies and other proprietary information. While we use these and other reasonable security measures to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our proprietary information to competitors.

Our commercial success will depend in part on our ability to operate without infringing upon the patents and proprietary rights of third parties. It is uncertain whether the issuance of any third party patents would require us to alter our products or technology, obtain licenses or cease certain activities. Our failure to obtain a license to technology that we may require to discover, develop or commercialize our future products may have a material adverse impact on us. One or more third-party patents or patent applications may conflict with patent applications to which we have rights. Any such conflict may substantially reduce the coverage of any rights that may issue from the patent applications to which we have rights. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention.

We may collaborate in the future with other entities on research, development and commercialization activities. Disputes may arise about inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by us and our subsidiaries, collaborators, partners, licensors and consultants. As a result, we may not be able to maintain our proprietary position.

As of December 31, 2016, we controlled the following intellectual property:

Title	Country	Status	Issue Date
1. Teneurin C-Terminal Associated Peptides (TCAP) and Methods and uses thereof. Serial # 10/510,959	United States	Patent issued	01/03/2012

2. Teneurin C-Terminal Associated Peptides (TCAP) and Methods and uses thereof. Serial # 2003221575.	Australia	Patent issued	09/23/2011

3. Teneurin C-Terminal Associated Peptides (TCAP) and Methods and uses thereof. Serial # 2,482,810.	Canada	Patent issued	06/10/2014

4. Teneurin C-Terminal Associated Peptides (TCAP) and Methods and uses thereof. Serial # 03717086.7	European Union. Validated in France, Germany and Great Britain.	Patent issued	03/12/2014

5. A Method for Regulating Neurite Growth: Application. Serial # 60/783,821	United States	Pending	Filed: 03/21/2006

6. Method for Modulating Glucose Transport Using Teneurin C-Terminal Associated Peptide (TCAP). Serial # 62/026,346	United States	Pending	N/A

In the future we may file additional patent applications based on proprietary formulations and novel compounds.

Governmental Regulation

Our technologies are subject to extensive government regulation, principally by FDA and state and local authorities in the United States and by comparable agencies in foreign countries. Governmental authorities in the United States extensively regulate the preclinical and clinical testing, safety, efficacy, research, development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of pharmaceutical products under various federal laws including the Federal Food, Drug and Cosmetic Act, or FFDCA, and under comparable laws by the states and in most foreign countries.

The Company has not commenced its FDA approval application process, and does not plan to launch the FDA application process until 2022 or 2023. We cannot commence the FDA application process until we have obtained clinical human data on PT00114 in three phases of trials, none of which have been initiated. Similarly, the Company will be required to obtain regulatory approval in every country or region outside the United States into which it plans to sell its drug products. We may seek approval from authorities outside the United States such as the European Union CE Mark and Japanese Ministry of Health. As of December 31, 2016, the Company has not launched the approval application process for any region in the world because of its lack of clinical human data on PT00114.

Domestic Regulation

In the United States, the FDA, under the FFDCA, the Public Health Service Act and other federal statutes and regulations, subject pharmaceutical and biologic products to rigorous review. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products or product candidates, and we may be criminally prosecuted. The FDA also has the authority to discontinue or suspend manufacture or distribution, require a product withdrawal or recall or revoke previously granted marketing authorizations, if we fail to comply with regulatory standards or if we encounter problems following initial marketing.

FDA Approval Process

To obtain approval of a new product from the FDA, we must, among other requirements, submit data demonstrating the product’s safety and efficacy as well as detailed information on the manufacture and composition of the product candidate. In most cases, this entails extensive laboratory tests and preclinical and clinical trials. This testing and the preparation of necessary applications and processing of those applications by the FDA are expensive and typically take many years to complete. The FDA may deny our applications or may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit the products or technologies.

The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests or trials and formulation studies;

•	submission to the FDA of an IND for a new drug or biologic, which must be accepted by FDA before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use; and,

•	submission and approval of a New Drug Application, or NDA, for a drug, or a Biologic License Application, or BLA, for a biologic.

Preclinical tests include laboratory evaluation of product chemistry formulation and stability, as well as studies to evaluate toxicity. The results of preclinical testing, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. The FDA requires a 30-day waiting period after the filing of each IND application before clinical trials may begin, in order to ensure that human research subjects will not be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials, or may authorize trials only on specified terms. The IND application process may become extremely costly and substantially delay development of our products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.

The sponsor typically conducts human clinical trials in three sequential phases, which may overlap. These phases generally include the following:

Phase I: The product is usually first introduced into healthy humans or, on occasion, into patients, and is tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism.

Phase II: The product is introduced into a limited patient population to:

•	assess its efficacy in specific, targeted indications;

•	assess dosage tolerance and optimal dosage; and

•	identify possible adverse effects and safety risks.

Phase III: These are commonly referred to as pivotal studies. If a product is found to have an acceptable safety profile and to be potentially effective in Phase II clinical trials, new clinical trials will be initiated to further demonstrate clinical efficacy, optimal dosage and safety within an expanded and diverse patient population at geographically-dispersed clinical study sites.

If the FDA does ultimately approve the product, it may require post-marketing testing, including potentially expensive Phase IV studies, to monitor its safety and effectiveness.

Clinical trials must meet requirements for Institutional Review Board, or IRB, oversight, informed consent and the FDA’s Good Clinical Practices. Prior to commencement of each clinical trial, the sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of the committee responsible for overseeing clinical trials at one of the clinical trial sites. The FDA and the IRB at each institution at which a clinical trial is being performed may order the temporary or permanent discontinuation of a clinical trial at any time if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients.

The sponsor must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacturing and composition of the product, in the form of an NDA, or, in the case of a biologic, a BLA. Once the submission has been accepted for filing, the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

It is possible that our product candidates will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time, or at all. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria, or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the product. Satisfaction of FDA pre-market approval requirements for a new biologic is a process that may take several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. The FDA reviews these applications and, when and if it decides that adequate data are available to show that the product is both safe and effective and that other applicable requirements have been met, approves the drug or biologic for marketing. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Upon approval, a product candidate may be marketed only for those indications approved in the BLA or NDA and may be subject to labeling and promotional requirements or limitations, including warnings, precautions, contraindications and use limitations, which could materially impact profitability. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained or if safety, efficacy or other problems occur after the product reaches the marketplace.

The FDA may, during its review of an NDA or BLA, ask for additional test data. If the FDA does ultimately approve the product, it may require post-marketing testing, including potentially expensive Phase IV studies, to monitor the safety and effectiveness of the product. In addition, the FDA may, in some circumstances, impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.

We have not yet begun the preparation of our IND application to begin Phase I clinical trials. We anticipate doing so in 2018. We also have not begun to prepare our application for FDA approval which we anticipate will be in 2022 or 2023. The process of collecting the clinical data needed to complete our IND application is the focus of all of our working capital, and is expected to consume all of our available capital resources over the next eighteen months. The expenditures necessary to make progress along our IND program are expected to keep our operations in a cash flow negative state for the entire period from now until and after our IND application in 2018. To maintain our liquidity, we will have to receive an influx of cash from a non-revenue source in mid-2018, from either an up-front payment from a large pharmaceutical partner or an equity financing.

Ongoing FDA Requirements

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with the FDA’s current Good Manufacturing Practices, or cGMP, requirements which govern the manufacture, holding and distribution of a product. Manufacturers of biologics also must comply with the FDA’s general biological product standards. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the cGMP requirements. Manufacturers must continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, voluntary recall of product, withdrawal of marketing approval or civil or criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and FTC requirements which include, among others, standards and regulations for direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the internet. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a Warning Letter directing the company to correct deviations from regulatory standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA and enforcement actions that can include seizures, injunctions and criminal prosecution.

Manufacturers are also subject to various laws and regulations governing laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with their research. In each of the above areas, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products and deny or withdraw approvals.

HIPAA Requirements

Other federal legislation may affect our ability to obtain certain health information in conjunction with our research activities. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the adoption of standards designed to safeguard the privacy and security of individually identifiable health information. In relevant part, the U.S. Department of Health and Human Services, or HHS, has released two rules mandating the use of new standards with respect to such health information. The first rule imposes new standards relating to the privacy of individually identifiable health information. These standards restrict the manner and circumstances under which covered entities may use and disclose protected health information so as to protect the privacy of that information. The second rule released by HHS establishes minimum standards for the security of electronic health information. While we do not believe we are directly regulated as a covered entity under HIPAA, the HIPAA standards impose requirements on covered entities conducting research activities regarding the use and disclosure of individually identifiable health information collected in the course of conducting the research. As a result, unless they meet these HIPAA requirements, covered entities conducting clinical trials for us may not be able to share with us any results from clinical trials that include such health information.

In addition to the statutes and regulations described above, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local regulations.

Research and Development

Our research and development efforts with respect to the formulations of PT00114 as our first potential product are exclusively conducted under premises of UT, Ontario, Canada. Much of our scientific research and discovery work is performed by Dr. David A. Lovejoy, our Chief Science Advisor and Dr. Dalia Barsyte, our Chief Technology Officer. These activities are funded by us under our Sponsored Research agreements with UT. We intend in the future to raise capital in distinct phases, matched to relevant scientific developments. The Company has financed completion of its preclinical proof of principle studies and the solidification of its intellectual property position through private offerings of its securities. In addition, the proceeds of bridge loans from the Company’s Chairman were used to fund research, development and the general operating activities of the Company. We anticipate that we will require additional financing through IND-enabling studies, and to support entry into clinical proof-of-concept studies in Treatment-Resistant Depression (TRD) and/or Post-Traumatic Stress Disorder (PTSD). As we develop new product candidates, we may be required to conduct additional scientific, preclinical and as well as clinical studies. We currently have no commitments to provide us with any such additional funding.

We incurred approximately $533,693 and $456,274 for research and development activities for the years ended December 31, 2016 and 2015, respectively.

The Company derives income from scientific research and experimental development tax credits/and or refunds issued by the Canada Revenue Agency for qualified expenditures. The credits are recognized when the refund is issued. The amounts received are reinvested into the Company’s scientific research, experimental development and operational works conducted in Canada.

Subsidiary

Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”) was incorporated in 2006 in the Province on Ontario, Canada. PTI Canada is a wholly-owned subsidiary of Protagenic. It provides operational support and assistance for the implementation of corporate and operational activities conducted in Canada. It also oversees and supports research and development activities conducted under auspices of UT. PTI Canada has three directors: Garo H. Armen (Chairman), Alexander K. Arrow and Vigen Nazarian. PTI Canada also has one part-time consultant, Robert Ziroyan. PTI Canada also benefits through tax incentive programs provided by the governments of Canada and the Province of Ontario. We derived income from Canadian research and development tax credits for the years ended December 31, 2016 and 2015 of $56,085 and $8,181, respectively.

Employees

We currently have three part-time employees. We also engage consultants and temporary employees from time to time to provide services that relate to our research and development activities as well as for general administrative and accounting services. We believe that our current personnel are capable of meeting our operating requirements in the near term. We expect that as our business grows we may hire additional personnel to handle the increased demands on our operations, preclinical and clinical activities.

Facilities

Our principal office is located at 149 Fifth Avenue, Suite 500, New York, New York 10010, in a conference room of Agenus, Inc. We utilize our principal office for quarterly board meetings and our annual shareholder meeting. Our personnel and consultants all work remotely, the Company’s basic science laboratory work is conducted in the Lovejoy Lab at the University of Toronto, and its preclinical efficacy work is conducted at CROs. Hence the company does not have the need for a day-to-day physical office location other than a mailing address and conference room facility for meetings. For that reason, the Agenus conference room suits its purposes without imposing any inconveniences upon Agenus. Dr. Armen, our Executive Chairman, is also the Chairman and Chief Executive Officer of Agenus Inc.

Legal Matters

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

We anticipate that we will expend significant financial and managerial resources in the defense of our intellectual property rights in the future if we believe that our rights have been violated. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

Reports to Security Holders

Our principal offices are located at 149 Fifth Avenue, New York, New York 10010. Our web address is www.protagenic.com.

We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. In addition, you may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1A. Risk Factors.

An investment in our common stock is speculative and illiquid and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report before purchasing shares of our common stock. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and prospects. If any of the following risks actually materialize, our business, financial condition, prospects and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.

Risk Related to our Company and our Business

Risks Related to our Discovery, Development and Commercialization of New Medicines

Our results to date provide no basis for predicting whether any of our product candidates will be safe or effective, or receive regulatory approval.

The Company’s proprietary portfolio of five new neuropeptide hormones are in various stages of research and preclinical evaluation and their risk of failure is high. It is impossible to predict when or if any of our neuropeptide hormones will prove effective or safe in humans or will receive regulatory approval. These compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are effective and safe in humans, we will not have a viable business.

We may not be able to initiate and complete preclinical studies and clinical trials for our product candidates which could adversely affect our business.

We must successfully initiate and complete extensive preclinical studies and clinical trials for our product candidates before we can receive regulatory approval. Preclinical studies and clinical trials are expensive and will take several years to complete and may not yield results that support further clinical development or product approvals. Conducting clinical studies for any of our drug candidates for approval in the United States requires filing an IND and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the independent review board at each such site, manufacturing clinical quantities of drug candidates, supplying drug product to clinical sites and enrolling sufficient numbers of participants. We cannot guarantee that we will be able to successfully accomplish all of the activities necessary to initiate and complete clinical trials.

As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our products.

None of our product candidates has received regulatory approvals. If we are unable to obtain regulatory approvals to market one or more of our product candidates, our business may be adversely affected.

All of our product candidates are in early stages of development, and we do not expect our product candidates to be commercially available for several years, if at all. Our product candidates are subject to strict regulation by regulatory authorities in the United States and in other countries. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to comply with regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.

Outside the United States, our ability to market any of our potential products is dependent upon receiving marketing approvals from the appropriate regulatory authorities. These foreign regulatory approval processes include all of the risks associated with the FDA approval process described above. If we are unable to receive regulatory approvals, we will be unable to commercialize our product candidates, and our business may fail.

We may not be able to gain market acceptance of our product candidates, which would prevent us from becoming profitable.

We cannot be certain that any of our product candidates will gain market acceptance among physicians, patients, healthcare payers, pharmaceutical companies or others. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and if so, the level of reimbursement that will apply. We cannot be certain that third party payers will sufficiently reimburse sales of our products, or enable us to sell our products at profitable prices. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many countries where we plan to market our products, including Europe and Canada, the pricing of prescription drugs is controlled by the government or regulatory agencies. Regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs. Sales of medical products also depend on physicians’ willingness to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective relative to competing treatments.

We may not be able to manufacture our product candidates in clinical or commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities by us and third party manufacturers for preclinical studies. If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture it in larger quantities and we intend to use third party manufacturers for commercial quantities. Our third party manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or efficient manner, or at all. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our failure or the failure of our third party manufacturers to comply with the FDA’s good manufacturing practices and to pass inspections of the manufacturing facilities by the FDA or other regulatory agencies could seriously harm our business.

We may not be able to obtain and maintain the third party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates.

We expect to depend on collaborators, partners, licensees, clinical research organizations, manufacturers and other third parties to support our discovery efforts, to formulate product candidates, to conduct clinical trials for some or all of our product candidates, to manufacture clinical and commercial scale quantities of our product candidates and products and to market, sell, and distribute any products we successfully develop.

We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates, which will in turn adversely affect our business.

We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts of our expenditures will be paid to third parties in these relationships. However, we cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all.

We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.

We currently have no sales, marketing or distribution capabilities. To commercialize our product candidates, we must either develop our own sales, marketing and distribution capabilities, which will be expensive and time consuming, or make arrangements with third parties to perform these services for us. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates which would adversely affect our business and financial condition.

We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.

We have limited technical, managerial and financial resources to determine which of our product candidates should proceed to initial clinical trials, later stage clinical development and potential commercialization. We may make incorrect determinations. Our decisions to allocate our research and development, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities.

We may not be able to maintain our exclusive worldwide license to use and develop PT00114 which could materially affect our business plan.

On July 21, 2005, we entered into the License Agreement with UT pursuant to which UT agreed to license to us patent rights and other intellectual property related to PT00114, among other things. The Technology License Agreement was amended on February 18, 2015. There is no expiration date to this agreement as long as we continue to provide UT with progress reports every 6 months and make ongoing progress toward development of the drug.

Pursuant to the License Agreement, we obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement. In the event we fail to provide UT with semi-annual reports on our progress or fail to continue to make reasonable commercial efforts towards obtaining regulatory approval for products based on the Technologies, UT may convert our exclusive license into a non-exclusive one. In such a case, we would lose our competitive advantage in the development of treatments based on PT00114.

If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

We are dependent on the members of our management team and our scientific advisors for our business success. An important element of our strategy is to take advantage of the research and development expertise of our current management and to utilize the unique expertise of our scientific advisors. We do not have any employment agreements with our executive officers. The loss of any one of our executive officers or key scientific consultants, including, in particular, Garo Armen, Ph.D., Chairman of the Board, and Dr. David A. Lovejoy, our Chief Scientific Advisor, could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates.

To grow, we will eventually need to hire a significant number of qualified commercial, scientific and administrative personnel. However, there is intense competition for human resources, including management in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates. Our inability to attract new employees or to retain existing employees could limit our growth and harm our business.

We have not entered into an employment agreement with Dr. David A. Lovejoy, our Chief Scientific Advisor.

Dr. David A. Lovejoy is a key contributor to our Company due to his role in the development of PT00114 and his continued role in the development of our products as our Chief Scientific Advisor. We have not entered into an employment agreement with Dr. Lovejoy. If Dr. Lovejoy elects to discontinue his service as our Chief Scientific Advisor, the development of our products and our overall business plan could be materially affected.

Disputes under key agreements or conflicts of interest with our scientific advisors or clinical investigators could delay or prevent development or commercialization of our product candidates.

Any agreements we have or may enter into with third parties, such as collaboration, license, formulation supplier, manufacturing, clinical research organization or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We intend to conduct research programs in a range of therapeutic areas, but our pursuit of these opportunities could result in conflicts with the other parties to these agreements who may be developing or selling pharmaceuticals or conducting other activities in these same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights or result in costly litigation.

We collaborate with outside scientific advisors and collaborators at academic and other institutions that assist us in our research and development efforts. Our scientific advisors are not our employees and may have other commitments that limit their availability to us. If a conflict of interest between their work for us and their work for another entity arises, we may lose their services.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, reporting systems, and operational, financial, and management controls. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures which in turn may slow our growth or give rise to inefficiencies that would increase our losses.

We may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any one of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to exploit acquired technologies, or the loss of key employees from either our business or the acquired business.

Company Risks

We have a history of losses and expect that losses may continue in the future.

We have generated net losses since we began operations, including $2,275,826 and $1,023,422 for the years ended December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $8,582,123. We have no approved products and have generated no product revenue. We expect that product development, preclinical and clinical programs will increase losses significantly over the next five years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations and our current cash position is sufficient to fund our current business plan at least until the third quarter of 2018. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our product development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected and we may be unable to continue operations.

We will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials and receives regulatory approval. As our most advanced product candidates are at an early proof-of-concept stage, we do not expect to receive revenue from any product candidate for the foreseeable future. We may seek to obtain revenue from collaboration or licensing agreements with third parties. We currently have no such agreements which will provide us with material, ongoing future revenue and we may never enter into any such agreements. Even if we eventually generate revenues, we may never be profitable, and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We need to obtain financing in order to continue our operations.

On a prospective basis, we will require both short-term financing for operations and long-term capital to fund our expected growth. We have no existing bank lines of credit and have not established any definitive sources for additional financing. We believe that cash on hand provided by the investors in the Private Offering will be sufficient to meet our short-term financial requirements for approximately twelve months. However, we will require additional funds if we want to fully implement our business plan and proceed with submission of an IND/CTA application. Additional financing may not be available to us, or if available, then it may not be available upon terms and conditions acceptable to us. If adequate funds are not available, then we may be required to delay, reduce or eliminate product development or clinical programs. Our inability to take advantage of opportunities in the industry because of capital constraints may have a material adverse effect on our business and our prospects. If we fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs and complete our clinical trials.

In addition, our research and development expenses could exceed our current expectations. This could occur for many reasons, including:

•	some or all of our product candidates fail in clinical or preclinical studies and we are forced to seek additional product candidates;

•	our product candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more preclinical product candidates than expected into early stage clinical trials;

•	we are required, or consider it advisable, to acquire or license rights from one or more third parties; or

•	we determine to acquire or license rights to additional product candidates or new technologies.

While we expect to seek additional funding through public or private financings, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. These arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements, on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our development programs, including some or all of our product candidates.

We currently do not have sufficient cash to fully implement our business plan.

We have experienced a lack of adequate capital resources causing us to be unable to fully implement our business plan. We believe that we need to raise or otherwise obtain additional financing beyond the Private Offering in order to satisfy our existing obligations and fully implement our business plan. We do not expect to have positive cash flow until the middle of 2018 or longer. If we are not successful in obtaining additional financing, we will not be able to fully implement our business plan and we may not be able to continue our operations.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We began our business in September 2004 and have a limited operating history. Though we have enlisted the assistance of pharmaceutical and academic experts, our lack of experience may cause us to encounter unforeseen problems that could have a material adverse effect on our business and financial condition. As well, there is limited historical financial information upon which to base an evaluation of our performance.

The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had incurred significant operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $8,582,123. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements incorporated in this annual report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The drug development and approval process is uncertain, time-consuming and expensive.

The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive and uncertain. It also can vary substantially based on the type, complexity, and novelty of the product. We must provide the FDA and foreign regulatory authorities with preclinical and clinical data demonstrating that our products are safe and effective before they can be approved for commercial sale. Clinical development, including preclinical testing, is a long, expensive and uncertain process. It may take us several years to complete our testing, and failure can occur at any stage of testing. Any preclinical or clinical test may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results from a preclinical study or clinical trial, adverse medical events during a clinical trial or safety issues resulting from products of the same class of drug could cause a preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful.

We have to sustain and further build our intellectual property rights.

If we fail to sustain and further build our intellectual property rights, competitors will be able to take advantage of our research and development efforts to develop competing products. If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. Protagenic has obtained worldwide exclusive rights to PT00114 and related technology that was developed at the University of Toronto. The Company currently has four patents issued by the Governments of the United States, Canada, European Union and Australia. As of December 31, 2016, six patent applications are pending. However, our patents and patent applications, even if granted, may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

In addition to our patentable technology, we also rely on unpatented technology, trade secrets, and confidential information. We may not be able to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We generally require each of our employees, consultants, collaborators, and certain contractors to execute a confidentiality agreement at the commencement of an employment, consulting, collaborative, or contractual relationship with us. However, these agreements may not provide effective protection of our technology or information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

Our patent position is generally uncertain and involves complex legal and factual questions. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and other biotechnology companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. In addition, any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated or fail to provide us with any competitive advantages. We may not have the funds available to protect our patents or other technology; such protection is costly and can result in further litigation expenses.

If we do not obtain or we are unable to maintain adequate patent or trade secret protection for our products in the United States, competitors could duplicate them without repeating the extensive testing that we will be required to undertake to obtain approval of the products by the FDA. Regardless of any patent protection, under the current statutory framework the FDA is prohibited by law from approving any generic version of any of our products for three years after it has approved our product. Upon the expiration of that period, or if that time period is altered, the FDA could approve a generic version of our product unless we have patent protection sufficient for us to block that generic version. Without sufficient patent protection, the applicant for a generic version of our product would be required only to conduct a relatively inexpensive study to show that its product is bioequivalent to our product and may not have to repeat the studies that we will need to conduct to demonstrate that the product is safe and effective. In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval in those countries of products that duplicate our products.

We have to comply with our obligations in our intellectual property licenses with third parties.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business. We are a party to the License Agreement with UT under which we receive the right to practice and use important third party patent rights. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligences, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

We may need to resort to litigation to enforce or defend our intellectual property rights, including any patents issued to us. If a competitor or collaborator files a patent application claiming technology also invented by us, in order to protect our rights, we may have to participate in an expensive and time consuming interference proceeding before the United States Patent and Trademark Office. We cannot guarantee that our product candidates will be free of claims by third parties alleging that we have infringed their intellectual property rights. Third parties may assert that we are employing their proprietary technologies without authorization and they may resort to litigation to attempt to enforce their rights. Third parties may have or obtain patents in the future and claim that the use of our technology or any of our product candidates infringes their patents. We may not be able to develop or commercialize combination product candidates because of patent protection others have. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable, or if we are unable to redesign our product candidates or processes to avoid actual or potential patent or other intellectual property infringement. Obtaining, protecting and defending patent and other intellectual property rights can be expensive and may require us to incur substantial costs, including the diversion of management and technical personnel. An unfavorable ruling in patent or intellectual property litigation could subject us to significant liabilities to third parties, require us to cease developing, manufacturing or selling the affected products or using the affected processes, require us to license the disputed rights from third parties, or result in awards of substantial damages against us.

There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third party intellectual property on commercially reasonable terms, successfully develop non-infringing alternatives on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize our products could seriously harm our business and prospects.

Patent litigation or other litigation in connection with our intellectual property rights may lead to publicity that may harm our reputation and the value of our common stock may decline.

During the course of any patent litigation, there may be public announcements of the results of hearings, motions, and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the value of our common stock may decline. General proclamations or statements by key public figures may also have a negative impact on the perceived value of our intellectual property.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

From time to time, we may receive notice that others have infringed on our proprietary rights or that we have infringed on the intellectual property rights of others. There can be no assurance that infringement or invalidity claims will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the success of the assertion of claims, we could incur significant costs and diversion of resources in protecting or defending against claims, which could have a material adverse effect on our business, financial condition or results of operations. We may not have the funds or resources available to protect our intellectual property.

Our competitors and potential competitors may develop products and technologies that make ours less attractive or obsolete.

Many companies, universities, and research organizations developing competing product candidates have greater resources and significantly greater experience in financial, research and development, manufacturing, marketing, sales, distribution, and technical regulatory matters than we have. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Our competitors could commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercial-scale manufacturing of their products faster than we are able to for our products. They could develop products that would render our product candidates, and those of our collaborators, obsolete and noncompetitive. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.

Competition in the biotechnology and pharmaceutical industries may result in competing products, superior marketing of other products and lower revenues or profits for us.

There are many companies that are seeking to develop products and therapies for the treatment of mood, anxiety and neurodegenerative disorders. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products.

Other risks and uncertainties include:

•	our ability to successfully complete preclinical and clinical development of our products and services

•	our ability to manufacture sufficient amounts of products for development and commercialization activities

•	our ability to obtain, maintain and successfully enforce adequate patent and other proprietary rights protection of our products and services

•	the scope, validity and enforceability of patents and other proprietary rights held by third parties and their impact on our ability to commercialize our products and services

•	the accuracy of our estimates of the size and characteristics of the markets to be addressed by our products and services, including growth projections

•	market acceptance of our products and services

•	our ability to identify new patients for our products and services

•	the accuracy of our information regarding the products and resources of our competitors and potential competitors

•	the content and timing of submissions to and decisions made by the US Food and Drug Administration (FDA) and other regulatory agencies

•	our ability to obtain reimbursement for our products and services from third-party payors, and the extent of such coverage

•	our ability to establish and maintain strategic license, collaboration and distribution arrangements

•	the continued funding of our collaborations and joint ventures, if any are ultimately established

•

the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operation of our subsidiaries and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

Positive or timely results from preclinical studies and early clinical trials do not ensure positive or timely results in late stage clinical trials or product approval by the FDA or any other regulatory authority. Product candidates that show positive preclinical or early clinical results often fail in later stage clinical trials. Data obtained from preclinical and clinical activities is susceptible to varying interpretations, which could delay, limit, or prevent regulatory approvals.

We have limited experience in conducting the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants, or begin or successfully complete clinical trials in a timely fashion, if at all. Any failure to perform may delay or terminate the trials. Our current clinical trials may be insufficient to demonstrate that our potential products will be active, safe, or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenues and may not become profitable.

The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.

The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process that result in excessive costs, this may prevent us from continuing to develop our product candidates. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:

•	failure of our product candidates to meet a regulatory agency’s requirements for safety, efficacy and quality;

•	limitation on the indicated uses for which a product may be marketed;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines.

Even if we receive regulatory approvals for marketing our product candidates, if we fail to comply with continuing regulatory requirements, we could lose our regulatory approvals, and our business would be adversely affected.

The FDA continues to review products even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, marketing and sale of these drugs will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event requirements, and prohibitions on promoting a product for unapproved uses. Enforcement actions resulting from our failure to comply with government and regulatory requirements could result in fines, suspension of approvals, withdrawal of approvals, product recalls, product seizures, mandatory operating restrictions, criminal prosecution, civil penalties and other actions that could impair the manufacturing, marketing and sale of our potential products and our ability to conduct our business.

Even if we are able to obtain regulatory approvals for any of our product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

Even if we receive regulatory approval for our product candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals; we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

Healthcare reform measures could adversely affect our business.

The efforts of governmental and third-party payers to contain or reduce the costs of healthcare may adversely affect the business and financial condition of pharmaceutical companies. In the United States and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. The pendency or approval of such proposals could result in a decrease in our common stock value or limit our ability to raise capital or to enter into collaborations or license rights to our products.

New federal legislation may increase the pressure to reduce prices of pharmaceutical products paid for by Medicare, which could adversely affect our revenues, if any.

The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, expanded Medicare coverage for drug purchases by the elderly and disabled beginning in 2006. The new legislation uses formularies, preferred drug lists and similar mechanisms that may limit the number of drugs that will be covered in any therapeutic class or reduce the reimbursement for some of the drugs in a class. More recently, the Patient Protection and Affordable Care Act of 2010 also contained certain provisions with the potential to affect pricing of pharmaceutical products.

As a result of the expansion of legislation, including recent healthcare insurance legislation, and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives could decrease the coverage and price that we receive for our products in the future and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement systems, and any limits on or reductions in reimbursement that occur in the Medicare program may result in similar limits on or reductions in payments from private payers.

New federal laws or regulations on drug importation could make lower cost versions of our future products available, which could adversely affect our revenues, if any.

The prices of some drugs are lower in other countries than in the United States because of government regulation and market conditions. Under current law, importation of drugs into the United States is generally not permitted unless the drugs are approved in the United States and the entity that holds that approval consents to the importation. Various proposals have been advanced to permit the importation of drugs from other countries to provide lower cost alternatives to the products available in the United States. In addition, the MMA requires the Secretary of Health and Human Services to promulgate regulations for drug re-importation from Canada into the United States under some circumstances, including when the drugs are sold at a lower price than in the United States.

If the laws or regulations are changed to permit the importation of drugs into the United States in circumstances that are currently not permitted, such a change could have an adverse effect on our business by making available lower priced alternatives to our future products.

Failure to obtain regulatory and pricing approvals in foreign jurisdictions could delay or prevent commercialization of our products abroad.

If we succeed in developing any products, we intend to market them in the European Union and other foreign jurisdictions. In order to do so, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval abroad may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and additional risks associated with requirements particular to those foreign jurisdictions where we will seek regulatory approval of our products. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We and our collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market outside the United States. The failure to obtain these approvals could materially adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock and Liquidity Risks

Our common stock is a “Penny Stock” subject to specific rules governing its sale to investors that could impact its liquidity.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to our common stock, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and states that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors sell shares of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There is no recent trading activity in our common stock and there is no assurance that an active market will develop in the future.

Although our common stock is currently quoted on the OTCQB (an interdealer electronic quotation system operated by OTC Markets Group, Inc.) under the symbol “PTIX”, trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of our common stock. There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

The market price of our common stock may be volatile, and you could lose all or part of your investment.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

The market price of our common stock may fluctuate substantially and will depend on a number of factors many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you pay for the shares. Factors that could cause fluctuations in the market price of our common stock include, but are not necessarily limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of pharmaceutical and biotechnology stocks;

•	changes in operating performance and stock market valuations of other pharmaceutical and biotechnology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

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

Because we became public by means of a reverse business combination (merger) we may not be able to attract the attention of brokerage firms.

Additional risks may exist since we became public through a “reverse business combination (merger).” Securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

FINRA sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares once publicly traded, have an adverse effect on the market for our shares, and thereby depress our share price.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and certain compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of common stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

We may have undisclosed liabilities and any such liabilities could harm our business, prospects, financial condition and results of operations.

Even though our pre-merger assets and liabilities were transferred in the split-off of MomSpot LLC (of which we owned a 51% interest) and 29 wholly-owned subsidiaries, we may be liable for any or all of such liabilities although we are unaware of any. Such liabilities that survived the Merger could harm our revenues, business, prospects, financial condition and results of operations upon our acceptance of responsibility for such liabilities.

The transfer of our membership interests in MomSpot LLC and 29 of our wholly-owned subsidiaries, as well as associated assets and liabilities, will result in taxable income to us in an amount equal to the difference between the fair market value of the assets transferred and the pre-merger tax basis of the assets. Any gain recognized, to the extent not offset by our net operating loss carryforward, if any, will be subject to federal income tax at regular corporate income tax rates.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement and will continue to monitor internal controls to improve them. Failure to implement these changes to our internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

As of December 31, 2016, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP.   Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	the timing of IDE and/or NDA approval, the completion and/or results of our clinical trials;

•	regulatory actions regarding our products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	additions or departures of key personnel;

•	introduction of new products by us or our competitors;

•	sales of our common stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes and some of these issuances may be at a price (or exercise prices) below the price at which shares of our common stock is currently quoted on the OTCQB. The future issuance of any such additional shares of common stock may create downward pressure on the trading price of our common stock.

Our common stock is controlled by insiders

Our officers and directors beneficially own approximately 30% of our outstanding shares of common stock. Such concentrated control of our common stock may adversely affect the price of our common stock. Investors who acquire our common stock may have no effective voice in the management of our operations. Sales by our insiders or affiliates, along with any other market transactions, could affect the market price of our common stock.

We do not intend to pay dividends for the foreseeable future and may never pay dividends.

We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of our business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to issue shares of our preferred stock, with such relative rights and preferences as the board of directors may determine, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders special and unique rights, including without limitation, a preferred right to our assets upon liquidation, a right to receive dividend payments before dividends are distributed to the holders of common stock and the right to convert into our common stock at a price more favorable then the price at which you acquired our common stock. The issuance of any preferred stock could decrease the value of your common stock and relative voting power of our common stock or result in dilution to our existing stockholders.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights on our common stock, from engaging in certain business combinations with us for a prescribed period of time.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal offices are located at 149 Fifth Avenue, Suite 500, New York, New York 10010, in a conference room of Agenus, Inc. We utilize our principal office for quarterly board meetings and our annual shareholder meeting on a month to month basis at a nominal value. Our personnel and consultants all work remotely, the Company’s basic science laboratory work is conducted in the Lovejoy Lab at the University of Toronto, and its preclinical efficacy work is conducted at CROs. Hence the company does not have the need for a day-to-day physical office location other than a mailing address and conference room facility for meetings. For that reason, the Agenus conference room suits its purposes without imposing any inconveniences upon Agenus. Dr. Armen, our Executive Chairman, is also the Chairman and Chief Executive Officer of Agenus Inc.

Item 3. Legal Proceedings.

From time to time we may be named in claims arising in the ordinary course of business. As of December 31, 2016, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition

We anticipate that we will expend significant financial and managerial resources in the defense of our intellectual property rights in the future if we believe that our rights have been violated. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently available for trading in the over-the-counter market and is quoted on the OTCQB under the symbol “PTIX.” There has been very limited market for our common stock and trading volume has been negligible. There is no guarantee that an active trading market will develop in our common stock.

Trades in our common stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Our common stock was quoted on the OTC Pink under the symbol “ATRN” prior to July 27, 2016 and then under the symbol “PTIX” between July 27, 2016 and October 16, 2016.  Commencing on October 17, 2016, our common stock is listed in the OTCQB under the symbol “PTIX”. The following table sets forth, for the periods indicated and as reported on the OTC Markets, the high and low bid prices for our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High		Low

2015 (1)
First Quarter	$	*	$	*
Second Quarter	$	*	$	*
Third Quarter	$	*	$	*
Fourth Quarter	$	*	$	*

2016(1)
First Quarter (1)	$	*	$	*
Second Quarter (1)	$	*	$	*
Third Quarter (2)		$250.00		$1.67
Fourth Quarter (3)		$128.85		$128.85

* Less than $0.01 per share

(1) The prices for the fiscal year ended December 31, 2015 and the three month periods ended March 31, 2016 and June 30, 2016 are actual sale prices because the bid price information was not available.

(2) The high and low bid prices for this quarter were reported by the OTC Pink marketplace. There was negligible trading volume during this period.

(3) The high and low bid prices for this quarter were reported by the OTCQB marketplace. There was no trading volume during this period.

Holders

As of March 27, 2017, there are approximately 433 record holders of our common stock and one holder of our Series B Preferred Stock.

Dividend Policy

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future, if at all. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Recent Sales of Unregistered Securities

Original Issuances of Stock and Warrants

Sales by Our Predecessor, Atrinsic, Inc.

Between February 11, 2014 and December 9, 2015, Atrinsic, Inc. issued Secured Convertible Notes in the aggregate principal amount of $665,000 to two of its shareholders. The Secured Convertible Notes, as revised and amended, had a maturity date of August 31, 2016 and bore interest at the rate of 5.0% per annum, payable at maturity. The outstanding principal and accrued interest of each Secured Convertible Note was convertible, subject to a 4.99% beneficial ownership cap, into shares of Atrinsic Inc.’s common stock at an initial conversion price of $5.00 per share (subject to adjustment), at the option of the respective holders. The Secured Convertible Notes were exchanged for 295,945 Predecessor Warrants simultaneously with the closing of the Merger and the instruments by which they were secured were simultaneously terminated.

2016 Private Placement

In February, March and April 2016, we sold an aggregate of 4,108,460 shares of Series B Preferred Stock, par value $0.000001 per share (“Series B Preferred Stock”), at a price of $1.25 per share, for total gross proceeds of $4,635,575 and total net proceeds of $4,261,797 (or total gross proceeds of $5,135,575 and total net proceeds of $4,761,797, including the conversion of the $500,000 of debt).

In connection with the 2016 Private Placement, the Placement Agent and its selected dealers were paid total cash commissions of $159,183 and the Placement Agent was paid an expense allowance of $15,000 and was issued (together with its selected dealers) Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock at an exercise price of $1.25 per share.

Conversion of Debt to Equity

Garo H. Armen, our Chairman and principal stockholder, purchased shares of Series B Preferred Stock in the Private Offering in exchange for the cancellation of $350,000 of loans made by him, plus accrued and unpaid interest on these loans.

During 2013 and 2012, Dr. Armen made loans to us in the amount of $310,000. The proceeds of the loans were used to fund research, development and general operating activity of Protagenic. The loans accrued interest at the rate of 10% per annum. In February 2013, in connection with a capital raise by Protagenic, the loans and accrued interest thereon, totaling $317,789, were converted into Protagenic warrants to purchase 953,367 shares of Protagenic common stock at an exercise price of $1.00 per share. Other than with respect to the payment of the purchase price for the securities by the conversion of debt, Dr. Armen participated in this capital raise on the same terms as all other investors.

From April 15, 2015 through October 29, 2015, Dr. Armen made five loans to Protagenic. The proceeds of the loans were used to fund research, development and general operating activity of Protagenic. The loans accrued interest at the rate of 10% per annum. Principal and accrued interest on these loans, totaling approximately $350,000, were converted into shares of Series B Preferred Stock in the Private Offering at a price of $1.25 per share.

On December 21, 2015, Alexander K. Arrow purchased 60,000 shares of common stock of Protagenic from Mark Berg at a per share purchase price equal to $0.50 for an aggregate purchase price of $30,000. In addition, Dr. Arrow purchased 58,260 shares of Series B Preferred Stock in the Private Offering, on the same terms as all other investors.

Effective December 23, 2015, Dr. Armen entered into an additional loan agreement with Protagenic pursuant to which he agreed to loan Protagenic up to $150,000. The loans under this Agreement accrued interest at the rate of 10% per year. The principal and interest on these loans is convertible into common stock at a price of $1.25 per share. On December 23, 2015, Protagenic borrowed $37,628 of the $150,000 available Borrowings under the agreement.

Effective June 17, 2016, the Board of Directors determined that it was in the best interest of the Company to convert the last remaining portion of debt owed to Dr. Armen into equity, per the terms of the loan agreements. The sum total of remaining debt and accumulated interest as of December 31, 2016 was $0.

Securities Act Exemptions

We deemed the transactions described above were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

All certificates representing the securities issued in the transactions described in this Item 15 included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities. There were no underwriters employed in connection with any of the transactions set forth above, under the heading “Recent Sales of Unregistered Securities”.

Use of Proceeds from Registered Securities

Our registration statement, SEC Registration No. 333-213671, effective on February 8, 2017, was filed on behalf of the selling stockholders named therein registering an aggregate of 4,485,806 shares of common stock of the Company for sale by the selling stockholders. The shares of common stock offered by the selling stockholders include 3,235,694 shares of common stock, 872,766 shares of common stock issuable upon conversion of our outstanding Series B Preferred Stock and 377,346 shares of our common stock underlying warrants with an exercise price of $1.25 per share. We are not selling any securities under the prospectus and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The selling stockholders may sell their common stock on any stock exchange, market or trading facility on which the shares are traded or quoted, or in private transactions. These sales may be at fixed prices, at prevailing market prices at the time of sale, at prices related to the prevailing market price, at varying prices determined at the time of sale, or at negotiated prices.

We will not receive any of the proceeds from the sale of the common stock by the selling stockholders. All proceeds from the sale of the common stock will be paid directly to the selling stockholders. We would, however, receive proceeds upon the exercise of the warrants held by the selling stockholders which, if such warrants are exercised in full (and assuming no “cashless” exercise features are utilized), would be $471,683. Proceeds, if any, received from the exercise of such warrants will be used for working capital and general corporate purposes. No assurances can be given that any of such warrants will be exercised.

We intend to keep the prospectus effective until February 8, 2018 or the earlier of (i) the date on which the shares may be resold by a selling stockholder without registration and without restriction pursuant to Rule 144 or (ii) such time as all of the shares have been sold.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

As the result of the Merger transactions and the change in our business to a biotechnology company, a discussion of the past financial results of Predecessor is not pertinent, and the financial results of Protagenic, the accounting acquirer, are considered our financial results on a historical and going-forward basis.

The discussion and analysis of our financial condition and results of operations are based on Protagenic’s financial statements, which Protagenic has prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires Protagenic to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, Protagenic evaluates such estimates and judgments, including those described in greater detail below. Protagenic bases its estimates on historical experience and on various other factors that Protagenic believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

On February 12, 2016, Protagenic Therapeutics, Inc. merged into Protagenic Acquisition Corp., a wholly-owned subsidiary of Atrinsic, Inc., and raised gross proceeds of approximately $4.6 million in the 2016 Private Placement. All previous lines of business of Atrinsic, Inc. where theretofore dropped in favor of the field of neurologic drug development. On June 17, 2016, Protagenic Therapeutics, Inc. was merged with and into Atrinsic. Atrinsic was the surviving corporation in this merger and changed its name from Atrinsic to Protagenic Therapeutics, Inc.

Results of Operations

We are a development stage company currently performing clinical trials to obtain FDA approval. We have minimal revenue.

During the year ended December 31, 2016, we incurred a loss from operations of $2,233,501 as compared to $1,025,038 for the year ended December 31, 2015. The increase in the loss is due to an increase in research and development expense of $77,419 from $456,274 for the year ended December 31, 2015 to $533,693 for the year ended December 31, 2016 due to IND-preparatory preclinical experimentation conducted during 2016 that did not have precedent during 2015, and an increase in general and administrative expenses of $726,875 from $568,764 for the year ended December 31, 2015 to $1,295,639 for the year ended December 31, 2016, which included expenses relating to the equity stock offering that occurred in February through April 2016 and the new professional fee expenses associated with being a post-merger public company. In addition, during the year ended December 31, 2016, we incurred an impairment of goodwill of $404,169 with no such impairment in the prior year. The impairment was the result of the current operating focus being shifted to the operations of Protagenic rather than the pre-merger Atrinsic, Inc.

Liquidity

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of December 31, 2016, we had cash of $3,100,398 and working capital of $2,475,958. We anticipate further losses in the development of our business. Based on our current forecast and budget, Management believes that our cash resources will be sufficient to fund our operations, anticipated capital expenditures and working capital for nearly two years from the date of this quarterly report. Absent generation of sufficient revenue from the execution of the Company’s business plan, we will need to obtain debt or equity financing by the third quarter of 2018.

Operating activities used $1,140,319 and $381,341 in cash for the years ended December 31, 2016 and 2015, respectively. The use of cash in operating activities during the years ended December 31, 2016 and 2015, was primarily used to fund our net loss.

Our financing activities provided cash of $4,283,938 for the year ended December 31, 2016. On February 12, March 2, 2016, and April 15, 2016 we raised gross proceeds of $5,135,575 in the three closings of our Series B financing equity capital raising transaction, of which $1,850,000 was from our two principal institutional stockholders, Iroquois Capital and Hudson Bay Capital. With these proceeds, we converted $350,000 of stockholder debt to Series B preferred stock. We paid $332,000 in closing costs, including $125,000 paid on accrued liabilities, and an additional $150,000 in legal expenses netted against the $2,000,000 invested on behalf of Iroquois Capital and Hudson Bay Capital per requirements of the Merger agreement.

Within the next two years, we are likely to seek additional financing in two ways:

(1)     by approaching large pharmaceutical companies who may be interested in licensing the commercial rights to our lead drug candidate, PT00114, for a non-core indication or in a non-core geographic region (such as an indication other than anxiety, depression, or addictive behavior therapy, or a region of the world other than North America or Europe). If we are successful in striking a partnership with a large pharmaceutical company in this way, we may receive an up-front licensing fee that could be significant.

(2)     In the absence of a licensing opportunity with a large pharmaceutical partner, we may undertake an equity financing in mid-2018, in order to raise $10 million or more in working capital to fund our first two phases of clinical trials. In this event, Management would aim to complete our IND application process prior to or coincident with this possible equity financing, because the IND submission would represent a developmental milestone that could increase the value of the Company’s equity in the view of future investors.

The anticipated impact on our cash position of either of these financing options would be to provide enough working capital to fund Phase I and Phase IIa clinical trials. The anticipated impact on the Company’s liquidity and operations is that the Company would be able to continue operating beyond 2018 that its current cash position provides for.

Recent Developments

On February 12, 2016, we merged Protagenic Acquisition Corp (a wholly-owned subsidiary of Atrinsic, Inc.) with and into Protagenic Therapeutics, Inc. with Protagenic Therapeutics, Inc. remaining as the surviving corporation and a wholly-owned subsidiary of Atrinisic, Inc. As a result of the merger, we acquired the business of Protagenic Therapeutics, Inc. and will continue its existing business operations. On June 17, 2016, we merged Protagenic Therapeutics, Inc. with and into Atrinsic, Inc. and changed our name to Protagenic Therapeutics, Inc.

Simultaneously with the Merger, on February 12, 2016, we converted all of the issued and outstanding shares of the Company’s common stock, on a 1-for-1 basis, into shares of the Atrinsic’s Series B Preferred Stock, par value $0.000001 per share (“Series B Preferred Stock”). All of the issued and outstanding options to purchase shares of the Company’s common stock, and all of the issued and outstanding warrants to purchase shares of the Company’s common stock, converted, on a 1-for-1 basis, into options and new warrants, respectively, to purchase shares of Series B Preferred Stock. The new options will be administered under the Company’s 2006 Employee, Director and Consultant Stock Plan, which we assumed and adopted on February 12, 2016, in connection with the Merger.

Concurrently with the closing of the Merger, we conducted the first closing of our 2016 Private Placement of Series B Preferred Stock. At the first closing, we sold 2,775,000 shares of Series B Preferred Stock at a purchase price of $1.25 per share, for which we received total gross consideration of $3,468,750. Of this amount, $350,000 consisted of conversion of outstanding stockholder debt held by Garo H. Armen, our chairmen and a member of our board of directors, and $150,000 of legal expenses incurred by Strategic Bio Partners LLC, stockholders of the Predecessor, in conjunction with and as allowed by the merger agreement. On March 2, 2016, we completed the second closing of the 2016 Private Placement, at which we issued an additional 913,200 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $1,141,500. On April 15, 2016, we completed the final closing of the 2016 Private Placement, at which we issued an additional 420,260 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $525,325.

For all three closings, we raised total gross proceeds of $4,635,575 and total net proceeds of $4,261,797 (or total gross proceeds of $5,135,575 and total net proceeds of $4,783,438, including the conversion of the $350,000 in stockholder debt and $150,000 in legal expenses referred to above). We issued 4,108,460 shares of Series B Preferred Stock to investors in the 2016 Private Placement. The Placement Agent and its selected dealers were paid total cash commissions of $159,183 and the Placement Agent was paid an expense allowance of $15,000 and was issued (together with its selected dealers) Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock at an exercise price of $1.25 per share.

Following the final closing of the 2016 Private Placement, we registered with the Securities and Exchange Commission for resale the shares of common stock underlying the Series B Preferred Stock sold in the 2016 Private Placement and the Placement Agent Warrants.

Plan of Operations

Business Overview

The Company is in its developmental stage, with encouraging but not conclusive evidence that its lead drug candidate, PT00014, may be effective as an anti-anxiety and/or anti-depression drug.  It is focused on confirming the efficacy of this drug candidate, along with performing the other preclinical steps needed to progress along the pathway to bring this drug candidate into human clinical trials and eventually, to the global market to provide a new pharmaceutical for patients suffering from anxiety or treatment-resistant depression.

Our anticipated timeline for reaching the significant milestones in our plan of operations and the costs associated with our plan are set forth in the table below:

Estimated Cost
3Q 2017
Begin in Vitro Pharmacology	$125,000
Begin Pharmacokinetics	$120,000
Complete preclinical efficacy studies	$112,000

4Q 2017
Complete in Vitro Pharmacology	$68,000
Complete Pharmacokinetics	$120,000
Create custom tagged antibodies	$104,000
Complete antibody purification	$24,000

1Q 2018
Completion of ELISA tests	$45,000
Complete Custom antibodies as an alternative to ELISA	$21,000
Complete toxicology studies in two species	$850,000

2Q 2018
Complete Stability and Formulation	$85,000
Write our first IND application	$80,000

3Q 2018
Submit our first IND application	$60,000

4Q 2018
Begin dosing healthy volunteers in Phase I trial	$175,000

If we are able to successfully develop our drug, PT00114, and obtain FDA approval, we could then begin marketing and selling it in the United States and generate revenue. FDA approval to begin commercial sales is the singular gating item that will allow us to begin generating sales revenue in the U.S., so it will have an enormous impact on our business plan and our financial condition. It is anticipated that the sale of our drug will allow the Company to generate enough sales revenue to support all of our operations and to generate a profit. However, given the stage of development, even if FDA Approval is obtained, it is not anticipated prior to 2023.

Development Milestones (upcoming developmental milestones)

Upcoming development milestones include confirming efficacy of our lead drug candidate in an animal model in a clinical research organization (CRO), conducting toxicology testing in two animal species, and filing an Investigational New Drug (IND) application to begin human clinical trials.

Human Resources (current state of employees and future plans towards employees

The Company has three part-time employees: David Hogg, PhD, a Research Technician, Garo H. Armen, PhD, the Executive Chairman, and Alexander K. Arrow, the Chief Financial Officer.  The Company also has three paid consultants: Dalia Barsyte, PhD, Chief Technology Officer, David Lovejoy, PhD, Chief Scientific Officer, and Christina Fam Faragalla, Director of Project Management.

Financing – Capital Needs

The Company anticipates that it will need to raise additional capital in the next two years to support its R&D activities as it prepares to commence human clinical trials.

Over the next two years, we anticipate conducting the following research and development activities at the following estimated costs and expense:

Basic Science of TCAP-1	$110,000
Efficacy Studies	$320,000
Toxicology Studies	$200,000
Stability and Formulation	$85,000
Custom antibodies as an alternative to ELISA	$37,000
Tagged antibodies	$104,000
Antibody purification	$24,000
Clinical consultants	$20,000
Medical Writing and IND application compilation	$79,000
Technical Infrastructure	$11,000
Total R&D not including personnel	$980,000

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources, or capital expenditures.

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The notes to the consolidated financial statements contained in this Annual Report describe our significant accounting policies used in the preparation of the consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.

We believe the critical accounting policies listed below reflect significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

Principles of consolidation

The consolidated financial statements include the accounts of Atrinsic, Inc., and its wholly owned subsidiary, Protagenic Acquisition Corp, and Protagenic Therapeutics, Inc., which merged with and into Protagenic Acquisition Corp, on February 12, 2016, as well as Protagenic Therapeutics’ wholly-owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation and Transactions. The assets and liabilities of our foreign subsidiary PTI Canada are translated into U.S. dollars from the functional currency using the exchange rate in effect at the balance sheets date. Additionally, the accounts on the statements of operations are translated using exchange rates approximating average rates prevailing during the years. Equity accounts are translated at historical exchange rates. Translation adjustments that arise from translating its financial statements from the local currency to the U.S. dollar are accumulated and reflected as a separate component of stockholders’ equity (deficit). The current year effects of the transaction adjustments are included on the statement of operations as a realized gain (loss) on foreign transaction exchange.

Use of Estimates. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to accruals, contingencies, valuation allowance for deferred tax assets, and valuation of stock options and warrants. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable in the circumstances. Actual results may differ from those estimates. Macroeconomic conditions may directly, or indirectly through our business partners and vendors, impact our financial performance and available resources. Such conditions may, in turn, impact the aforementioned estimates and assumptions.

Fair Value Measurements.Accounting Standards Codification ASC 820, “Fair Value Measurements and Disclosure,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Derivative Liability. The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

Basic and Diluted Net (Loss) per Common Share. Basic (loss) per common share is computed by dividing the net (loss) by the weighted-average number of shares of common stock outstanding for each period. Diluted (loss) per share is computed by dividing the net (loss) by the weighted-average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. Potentially dilutive securities consisting of options and warrants aggregating 7,183,869 as of December 31, 2016, including common shares issuable under the conversion feature of the preferred shares, options and warrants issued in the Private Offering closing and merger transactions were not included in the calculation of weighted-average shares of common stock outstanding as they were determined to be anti-dilutive.

Recently Issued Accounting Pronouncements

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements filed with this annual report.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in this Update affect the guidance in Update 2014-09, which is not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-21 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluations of Our Disclosure Controls

We maintain our disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our Executive Chairman and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Executive Chairman and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our Executive Chairman and our Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required under applicable United States securities regulatory requirements. Internal control over financial reporting is defined in Rule 13a–15(f) or 15d–15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s chief executive and chief financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective because of the following significant deficiencies in our internal control over financial reporting:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed;

●

As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

This annual report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. As we are neither a large accelerated filer nor an accelerated filer, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

In 2016, we hired a CFO in our finance department to enhance and strengthen our internal controls over financial reporting.

Other than the enhancement reported above, during the year ended December 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information with respect to our executive officers and directors.

Name	Age	Position(s)
Garo H. Armen	64	Executive Chairman of the Board of Directors
Alexander K. Arrow	46	Chief Financial Officer
Robert B. Stein	66	Director
Khalil Barrage	52	Director
Gregory H. Ekizian	53	Director
Josh Silverman	47	Director

 Garo H. Armen, PhD, Executive Chairman, is one of our founders and joined us in September 2004. Garo H. Armen is Chairman and Chief Executive Officer of Agenus Inc., a biotechnology company he co-founded in 1994. From mid-2002 through 2004, he also served as Chairman of the Board of directors of the biopharmaceutical company Elan Corporation, plc, which he successfully restructured. Prior to Agenus Inc., Dr. Armen established Armen Partners, a money management firm specializing in biotechnology and pharmaceutical companies, and was the architect of the widely publicized creation of the Immunex Lederle oncology business in 1993. Earlier, he was a senior vice president of research at Dean Witter Reynolds, having begun his career on Wall Street as an analyst and investment banker at EF Hutton. In 2002, Dr. Armen founded the Children of Armenia Fund, a nonprofit organization dedicated to significantly rebuilding and revitalizing impoverished rural Armenian towns to provide immediate and sustainable benefits to children and youth. He received the Ellis Island Medal of Honor in 2004 for his humanitarian efforts, and received the Sabin Humanitarian Award from the Sabin Vaccine Institute in 2006 for his achievements in biotechnology and progressing medical research. Dr. Armen was also the Ernst & Young 2002 New York City Biotechnology Entrepreneur of the Year, and received a Wings of Hope Award in 2005 from The Melanoma Research Foundation for his ongoing commitment to the melanoma community. Dr. Armen received a PhD in physical chemistry from the Graduate Center, City University of New York, after which he worked as a research fellow at Brookhaven National Laboratories in Long Island, NY.

Alexander K. Arrow, M.D., CFA –Chief Financial Officer. Dr. Arrow became our Chief Financial Officer in February 2016. Dr. Arrow is also the Chief Executive officer of Zelegent, Inc., a clinical-stage start-up medical device company preparing to launch a minimally invasive snoring alleviation tool. From January 2015 through December 2015, Dr. Arrow also served as a director and acting Chief Operating Officer of Neumedicines, Inc., a clinical-stage private biotechnology company developing protein therapeutics that address unmet clinical and societal needs in Oncology, Hematology and Immunology. Dr. Arrow serves as a director of Gel-e, Inc., a wound-care company with an FDA-cleared hemostatic patch product, BioLx, Inc., a start-up developing an advanced surgical mask, and Rindex Medical, Inc., a developmental-stage company, 30% owned by the Cleveland Clinic, which is developing a diagnostic technology for use in cardiovascular intensive care units. Previously, Dr. Arrow served on the board and was the Chairman of both the Audit Committee and Compensation Committee of Biolase, Inc. (NASDAQ: BIOL) from July 2010 through February 2014, and served as the President and Chief Operating Officer of Biolase, Inc. from June 2013 through December 2014. Biolase, Inc. is a medical device manufacturer and the leading provider of lasers to the global dentistry industry. From July 2012 to June 2013 Dr. Arrow was the Chief Medical and Strategic Officer of Circuit Therapeutics, Inc., a company seeking to realize commercial potential in the field of optogenetics. From December 2007 through June 2012, Dr. Arrow was the Chief Financial Officer of Arstasis, Inc., a cardiology device manufacturer. From 2002 to 2007, Dr. Arrow headed medical technology equity research at the global investment bank Lazard Capital markets, LLC. Dr. Arrow spent two years 1999-2001 as Chief Financial Officer of the Patent & License Exchange, later renamed PLX Systems, Inc., and three years as the publishing life sciences research analyst at Wedbush Morgan Securities. In 1996, Dr. Arrow was a surgical resident at the UCLA Medical Center. Dr. Arrow received his CFA in 1999. He was awarded an M.D. from Harvard Medical School in 1996 and a B.A. in Biophysics, magna cum laude, from Cornell University in 1992.

Khalil Barrage, Director, joined us in July, 2007. Mr. Khalil Barrage has served as a Managing Director of The Invus Group, LLC since 2003, in charge of the Public Equities Group that he set up in September 2003. Invus manages over $3B of capital, with a primary focus is on private equity investments, biotechnology and health care. In addition, Invus manages a fund-of-funds liquid alternative investment and, most recently, the newly established public equities portfolio activity. Mr. Barrage is a value investor. He started his career in 1988 with The Olayan Group, a multibillion private group. He was in charge of the group’s US public equities portfolio, overseeing more than $2 billion of assets. Mr. Barrage holds a BA from American University of Beirut.

Robert B. Stein, PhD. MD, Director, joined us effective the closing of the Merger in February, 2016. Dr. Robert B. Stein is Chief Scientific Officer of Agenus Inc. Dr. Robert B. Stein leads Agenus’ Research, Preclinical Development and Translational Medicine functions. He helps shape clinical development strategy for vaccines and adjuvants. Additionally, he’s leading integration of the 4-Antibody acquisition, which includes the company’s fully human antibody drug discovery and optimization technology platform, and portfolio of immune checkpoint antibody programs. Over his 30 years of experience in the biopharmaceutical industry he played a pivotal role in bringing to the market Sustiva®, Fablyn®, Viviant®, PanRetin®, TargRetin®, Promacta® and Eliquis®. Prior to joining Agenus, he held executive management positions at Ligand Pharmaceuticals, DuPont Merck, Incyte Pharmaceuticals, Roche Palo Alto and KineMed. Dr. Stein began his career at Merck, Sharp and Dohme. He holds an MD and a PhD in Physiology & Pharmacology from Duke University. Dr. Stein filed a personal voluntary bankruptcy petition under Chapter 7 in August of 2012 and the bankruptcy was discharged in May 2013.

Gregory H. Ekizian, CFA, Director, joined us effective the closing of the Merger in February, 2016. Mr. Ekizian is presently a private investor. From 2012 to 2014 Mr. Ekizian was associated with Victory Capital Management, serving as the Chief Investment Officer and Lead Portfolio Manager for the Victory Dividend Growth Fund, a strategy which was managed for conservative growth and income across mutual fund and separate accounts. Prior to Victory, he was a private investor from 2009 through 2012. From 1997 through 2009 Mr. Ekizian was the co-leader of the Growth team at Goldman Sachs Asset Management where he served as a Chief Investment Officer and Senior Portfolio Manager. Over his tenure at GSAM, the Growth team grew assets from $2.2 billion to a peak of $29 billion across multiple Growth products. Prior to his service with GSAM, Mr. Ekizian was a principal member in the start-up of Liberty Investment Management in 1994, and as a Senior Portfolio Manager, remained with the firm through its acquisition by Goldman Sachs in 1997. Mr. Ekizian started his investment management career in 1990 at Eagle Asset Management as an analyst covering health care, media, staples and consumer discretionary industries. Mr. Ekizian received a Bachelor of Science in Finance from Lehigh University and MBA from the University of Chicago Graduate School of Business and is a CFA Charterholder.

Joshua Silverman, Director, joined us effective the closing of the Merger in February 2016. Mr. Silverman is the Co–founder and Managing Member of Parkfield Funding LLC, and is a former Principal and Managing Partner of Iroquois Capital Management, LLC. Mr. Silverman served as Co–Chief Investment Officer of Iroquois from 2003 until July 2016. From 2000 to 2003, Mr. Silverman served as Co–Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. He also serves as the Chairman of the Board of Neurotrope, Inc. (Nasdaq: NTRP). Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of The United States. Mr. Silverman received his B.A. from Lehigh University in 1992. In the past five years, Mr. Silverman has served as a director of MGT Capital Investments, Inc. and National Holdings Corporation, and in 2016, became a director of WPCS International, Inc.

Consultants and Advisors

Dalia Barsyte PhD, Chief Technology Advisor. Dr. Dalia Barsyte received her PhD in molecular and cellular biology from the University of Manchester, UK. She did the postdoctoral training at the University of Manchester and Ontario Cancer Institute, and currently is a scientist at the University of Toronto, Structural Genomics Consortium, where she has been employed since 2009. Dr. Barsyte is an inventor on one of the key Protagenic patents and author of over 50 scientific publications in oncology and neuroscience. Dr. Barsyte’s scientific interests include exploring chemical biology in therapeutic target validation through peptide or small molecule chemical probe compounds as well as novel in vitro models of disease based on patient derived cell culture.

David A. Lovejoy, PhD, Chief Scientific Advisor, is one of our founders and joined us in September 2004. He holds a PhD in Neuroendocrinology from the University of Victoria (Victoria, BC) and spent three years at the Clayton Foundation Laboratories for Peptide Biology at the Salk Institute (San Diego, CA) as a postdoctoral fellow. Dr. Lovejoy took his first academic appointment at the University of Manchester (Manchester, UK), one of the United Kingdom’s top-ranking research universities. He joined the University of Toronto (Toronto, Ontario) in 2000 and is currently Professor of Neuroendocrinology in the Department of Cell and Systems Biology at the University of Toronto. He is the author of more than 210 scientific publications including 3 books in the field and an Associate Editor for a scientific journal and is inventor or co-inventor on all of our intellectual property.

Andrew Slee, Development Advisor. Andy Slee joined us in April 2016. During his 37-year pharmaceutical career, he has taken several drugs from inception through all their pre-clinical and early  clinical testing. During the past five years he has worked for Preclinical CROs, immune-oncology companies and natural product companies focusing on anti-infectives, cancer, CNS, diabetes and inflammatory diseases. Spreading his influence beyond a single company, he created and ran his own Contract Research Organization (CRO), VivoSource Laboratories, which for ten years from 2003 to 2013 provided preclinical proof of concept catering to biopharmaceutical companies. For the 18 years before that, Mr. Slee shepherded multiple pharma targets in several therapeutic areas from inception onward at DuPont Pharmaceuticals. He is a graduate of Syracuse University and Leeds University

Christina Faragalla, Director of Project Management, joined us in June 2016. Ms. Faragalla is responsible for managing communication and timelines in the Company’s development projects, as well as being the Company’s primary interface with its Contract Research Organizations (CROs). Prior to working with the Company, Ms. Faragalla served in roles both on the sponsor and CRO side. From 2010-2014 she worked with large Pharma clients overseeing late phase CNS programs at PAREXEL.  From 2014-2016, she transitioned to exclusively serving emerging biotech clients in early development while at at Novella Clinical, a division of Quintiles CRO, running several first-in-man clinical trials. She is an expert in Global Clinical Operations, SOP Development and Harmonization, Translational medicine, POC to Early and Late phase drug development, IND to NDA to large registries and post marketing trials. She holds a MS Clinical Research Administration from George Washington University, and a BS in Biology from Rutgers College.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by our stockholders or us to become directors or executive officers.

Voting Agreement

On February 12, 2016, the Company and certain of its stockholders (currently representing approximately 43% of the Company’s issued and outstanding common stock), including Messrs. Armen, Arrow and Ekizian and Strategic Bio Partners, LLC, entered into a voting agreement whereby these stockholders agreed to vote in favor of setting and maintaining the size of the Board at five directors (unless increased by the Board), the election of one director designated by Strategic Bio Partners, LLC and the election of four directors designated by Mr. Garo (so long as Mr. Garo is an officer or director of the Company). The term of the voting agreement runs until February 12, 2019 unless terminated earlier by a vote of at least 90% of the stockholders party to the agreement or the consummation of a firm commitment underwritten public offering of the Company’s common stock resulting in proceeds to the Company of at least $20 million.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

Except as set forth above with respect to Dr. Stein, had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Business Conduct and Ethics

On February 24, 2017, we adopted a written Code of Business Conduct and Ethics, Guidelines on Significant Governance Issues, and Process for Security Holder Communications with Directors, each of which is attached as an exhibit hereto.

Board Committees

Our board of directors has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees will operate under a charter that has been approved by our board of directors.

Audit Committee. The Audit Committee will oversee and monitor our financial reporting process and internal control system, review and evaluate the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee will be directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee will review and approve all transactions with affiliated parties. The Audit Committee shall be comprised on two or more independent directors who shall be appointed annually and subject to removal by the Board at any time. Each member of the Audit Committee shall meet the independence requirements of The NASDAQ Stock Market, LLC, and SEC regulations, as well as any other applicable requirements. On March 25, 2016, our Board appointed Messrs. Ekizian (Committee Chairperson) and Barrage to the Audit Committee, each of whom meets the independence requirements. In addition, the Board also designated Gregory Ekizian as an "audit committee financial expert," as that term is defined by the NSADAQ Listing Rules and SEC regulations.

Compensation Committee. The Compensation Committee will provide advice and make recommendations to the board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee will also review the compensation of our President, Chief Executive Officer, and other officers and make recommendations in that regard to the board as a whole. The Compensation Committee shall be comprised on three or more directors who shall be appointed annually and subject to removal by the Board at any time. The Compensation Committee must have at least two members, and must consist solely of independent directors. On March 25, 2016, our Board appointed Messrs. Barrage (Committee Chairperson) and Ekizian, and Dr. Stein to the Compensation Committee, all of whom are independent.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will nominate individuals to be elected to the full board by our stockholders. The Nominating and Corporate Governance Committee will determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review the Company's policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stockholders. The Compensation Committee shall be comprised on three or more directors who shall be appointed annually and subject to removal by the Board at any time. Each member of the Nominating and Corporate Governance Committee may or may not meet the independence requirements of The NASDAQ Stock Market, LLC and SEC regulations. On March 25, 2016, our Board appointed Messrs. Silverman (Committee Chairperson), and Drs. Armen and Stein to the Nominating and Corporate Governance Committee.

Limitation of Directors Liability and Indemnification

The Delaware General Corporation Law authorizes corporations to limit or eliminate, subject to certain conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties. Our certificate of incorporation limits the liability of our directors to the fullest extent permitted by Delaware law.

We have director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us, including matters arising under the Securities Act. Our certificate of incorporation and bylaws also provide that we will indemnify our directors and officers who, by reason of the fact that he or she is one of our officers or directors of our company, is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative related to their board role with the company.

We have entered into indemnification agreements with each of our directors and executive officers. It is anticipated that future directors and officers will enter into an Indemnification Agreement with us in substantially similar form. The Indemnification Agreement provides, among other things, that we will indemnify and hold harmless each person subject to an Indemnification Agreement (each, an “Indemnified Party”) to the fullest extent permitted by applicable law from and against all losses, costs, liabilities, judgments, penalties, fines, expenses and other matters that may result or arise in connection with such Indemnified Party serving in his or her capacity as a director of ours or serving at our direction as a director, officer, employee, fiduciary or agent of another entity. The Indemnification Agreement further provides that, upon an Indemnified Party’s request, we will advance expenses to the Indemnified Party to the fullest extent permitted by applicable law. Pursuant to the Indemnification Agreement, an Indemnified Party is presumed to be entitled to indemnification and we have the burden of proving otherwise. The Indemnification Agreement also requires us to maintain in full force and effect directors’ liability insurance on the terms described in the Indemnification Agreement. If indemnification under the Indemnification Agreement is unavailable to an Indemnified Party for any reason, we, in lieu of indemnifying the Indemnified Party, will contribute to any amounts incurred by the Indemnified Party in connection with any claim relating to an indemnifiable event in such proportion as is deemed fair and reasonable in light of all of the circumstances to reflect the relative benefits received or relative fault of the parties in connection with such event.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment of expenses incurred or paid by a director, officer or controlling person in a successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to the court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for fiscal year ended December 31, 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)	All Other Compensation ($)		Total Compensation ($)

Garo H. Armen, Chairman	2016	N/A	N/A	N/A	$580,000	(1)	N/A	N/A	N/A		$580,000
	2015	N/A	N/A	N/A	N/A		N/A	N/A	N/A		N/A

Robert Ziroyan, Chief Operating Officer and Interim President (4)	2016	$16,861	$0	$0	$0		$0	$0	$2,869	(2)	$19,730
	2015	$76,812	$0	$0	$55,125	(3)	$0	$0	$4,758	(2)	$136,695

Alexander K. Arrow, Chief Financial Officer	2016	$106,552	$0	$0	$277,400	(5)	$0	$0	N/A		$383,952
	2015	N/A	N/A	N/A	N/A		N/A	N/A	N/A		N/A

(1) We use the Black-Scholes option pricing model to value the options granted. On April 15, 2016, Dr. Armen was granted 580,000 options (exercise price of $1.25/option) which had vested by December 31, 2016 valued at US $1.16 each at December 31, 2016.

(2) Represents health benefits, Canada Pension Plan and employment insurance, cell phone and internet reimbursements.

(3) We use the Black-Scholes option pricing model to value the options granted. On March 9, 2015 Mr. Ziroyan was granted 75,000 options (exercise price of $1.25/option) which had vested by December 31, 2015 valued at US $0.98 each at December 31, 2015.  A week earlier, on March 1, 2015 Mr. Ziroyan was granted 50,000 options (exercise price of $1.25/option) which had vested by December 31, 2015 using a value of US $0.98 each at December 31, 2015.

(4) Mr. Ziroyan ceased serving as an executive officer effective April 4, 2016. We compensated Mr. Ziroyan as an officer (President & COO) from January 1, 2016 through April 3, 2016, in the amount of $19,730.  We then compensated him as an external consultant non-officer from April 4, 2016 through December 31, 2016, in the amount of $18,000.  Mr. Ziroyan was not granted any options during 2016.

(5) We use the Black-Scholes option pricing model to value the options granted. On February 12, 2016, Dr. Arrow was granted 100,000 options (exercise price of $1.25/option) which had 25,000 options vested by December 31, 2016 valued at US $1.15 each at December 31, 2016.  Then, on April 15, 2016, Dr. Arrow was granted 140,000 options (exercise price of $1.25/option) which had 33,057 options vested by December 31, 2016 valued at US $1.16 each at December 31, 2016.

------------------------------------------

Employment Arrangements with Officers and Directors

Dr. Alexander Arrow, our Chief Financial Officer, receives base compensation of $125,000 per year for his part-time work for us. In addition, Dr. Arrow received 100,000 options (on a post-Reverse Split basis) under the 2006 Plan as a sign-on bonus when he joined us and 140,000 options under the 2016 plan on April 15, 2016. These options have an exercise price of $1.25 per share, a ten-year term and vest over a three-year period in 35 monthly installments of 2,778 shares and a final installment of 2,770 shares and 3,889 shares and a final installment of 3,885 shares, respectively. The terms of Dr. Arrow’s option grant also include full vesting acceleration upon a change of control. Drs. Arrow and Armen are the only two executive officers of the Company.

Consultancy Agreements

Dalia Barsyte PhD, Chief Technology Officer. Our subsidiary, Protagenic Therapeutics Canada (2006) Inc., entered into a consulting agreement with Dr. Dalia Barsyte. Dr. Barsyte is responsible for overseeing i) design and development of ELISA assays for measuring TCAP, ii) evaluation of TCAP exposure biomarker assay, iii) development of pipeline peptides, iv) development of clinically compatible formulations for TCAP, as well as all of the bench research and development of formulation and extraction methods. Her consulting agreement is effective through December 2017. She is compensated at the rate of up to $3,000 (Canadian) per month, if she works at least 20 hours on behalf of the Company. As well, we have granted Dr. Barsyte 10,000 shares of our common stock and ten-year options to purchase 150,000 shares of our common stock. Options to purchase 100,000 shares of common stock, at an exercise price of $1.00 per share, have fully vested; the options to purchase the remaining 50,000 shares of common stock, at an exercise price of $1.25 per share, vested in March 2016.

Robert B. Stein, PhD, MD. We entered into a consulting agreement with Dr. Stein effective January 2015. Dr. Stein is responsible for providing us with technical and advisory services related to our research and development efforts. The consulting agreement is effective through January 2020. On January 23, 2015, we granted Dr. Stein ten-year options to purchase 200,000 shares of our common stock, at an exercise price of $1.25 per share. The options vest in increments of 1.667% per month on the first day of each calendar month following January, 2015, such that the shares shall be fully vested on January 23, 2020, provided Dr. Stein remains a consultant to us.

Christina Faragalla, Director of Project Management. We entered into a consulting agreement with Ms. Faragalla effective June 2016, via her consultancy entitled Lotus Clinical Consulting. She is compensated at the rate $100 per hour invoices, subject to a 12-month cap of $100,000. In addition, on October 26, 2016, we granted Ms. Faragalla ten-year options to purchase 25,000 shares of our common stock, at an exercise price of $1.25 per share.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2016.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Garo H. Armen (1)	118,057	381,943	$1.25	April 15, 2026
Robert Ziroyan (2)	100,000	—	$1.00	March 30, 2021
Robert Ziroyan (2)	50,000	—	$1.00	March 1, 2024
Robert Ziroyan (2)	75,000	—	$1.25	March 9, 2025
Alexander K. Arrow (3)	25,000	75,000	$1.25	February 12, 2026
Alexander K. Arrow (3)	33,057	106,943	$1.25	April 15, 2026

(1) Dr. Armen was granted a 500,000 share option grant on April 15, 2016

(2) Mr. Ziroyan ceased serving as an executive officer as of April 4, 2016.

(3) Dr. Arrow was granted a 100,000 share option grant on February 12, 2016, and a 140,000 share option grant on April 15, 2016

For Drs. Armen and Arrow, following a qualified Change of Control, a resignation for Good Reason, or an involuntary termination other than For Cause, 100% of the executives’ then-unvested options shall become immediately vested.

Director Compensation

During fiscal year 2016 we compensated directors who were not employees of the Company.

Name	Fees earned or paid in cash	Stock awards	Option awards (1)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Garo H. Armen			$580,000				$580,000
Khalil Barrage			$52,200				$52,200
Gregory Ekizian			$52,200				$52,200
Joshua Silverman			$52,200				$52,200
Robert Stein			$46,400				$46,400

 ______________________

(1)	All Directors’ option awards were granted under the 2006 Plan on April 15 of 2016, except for the options granted to Khalil Barrage, which were granted under the 2006 Plan on August 8, 2016.

Going forward, on April 15 of each fiscal year, each non-employee directors will receive an option under the 2016 Plan to purchase 40,000 shares of common stock, as well as an option to purchase 5,000 shares for each committee which they chair. No additional options shall be granted for serving on a committee without being its chair. All options will be granted at fair market value, as defined in the 2016 Plan, on the date of grant, and will vest over a three-year period in equal monthly installments. Vesting will accelerate in certain circumstances, such as a change of control of the Company, and unvested options will terminate upon the cessation of an individual’s service to us as a director.

Non-employee directors may be reimbursed for their reasonable expenses in attending Board and committee meetings.

We entered into a consulting agreement with Robert B. Stein, PhD, MD, which is described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

Equity Compensation Plan Information

Plan category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	6,453,887	$1.18	2,148,300

Equity compensation plans not approved by security holders	0	0	0

Total	6,453,887	$1.18	2,148,300

In connection with the Merger, we adopted Protagenic’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”). On June 17, 2016, our stockholders adopted our 2016 Equity Compensation Plan and, as a result, we terminated the 2006 Plan. We will not grant any further awards under the 2006 Plan. All outstanding grants under the 2006 Plan will continue in effect in accordance with the terms of the particular grant and the 2006 Plan.

2006 Employee, Director and Consultant Stock Plan

The following description of the pertinent terms of the 2006 Plan is a summary and is qualified in its entirety by the full text of the 2006 Plan.

Administration. The administrator (the “Administrator”) of the 2006 Plan is the Board of Directors, except to the extent the Board of Directors delegates its authority to the Compensation committee (the “Committee”) of the Board, in which case the Committee shall be the Administrator. Subject to the provisions of the 2006 Plan, the Administrator is authorized to:

a.	Interpret the provisions of the 2006 Plan or of any option or stock grant and to make all rules and determinations which it deems necessary or advisable for the administration of the 2006 Plan;

b.	Determine which employees, directors and consultants shall be granted awards;

c.	Determine the number of Shares for which an award shall be granted;

d.	Specify the terms and conditions upon which an award may be granted; and

e.

Adopt any sub-plans applicable to residents of any specified jurisdiction as it deems necessary or appropriate in order to comply with or take advantage of any tax laws applicable to the us or to 2006 Plan participants or to otherwise facilitate the administration of the 2006 Plan, which sub-plans may include additional restrictions or conditions applicable to options or shares acquired upon exercise of options.

provided, however, that all such interpretations, rules, determinations, terms and conditions shall be made and prescribed in the context of preserving the tax status under Section 422 of the Code of those options which are designated as ISOs. Subject to the foregoing, the interpretation and construction by the Administrator of any provisions of the 2006 Plan or of any award granted under it shall be final.

If permissible under applicable law, the Board of Directors or the Committee may allocate all or any portion of its responsibilities and powers to any one or more of its members and may delegate all or any portion of its responsibilities and powers to any other person selected by it. Any such allocation or delegation may be revoked by the Board of Directors or the Committee at any time.

Terms and Conditions of Options. Options granted under the 2006 Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Code or “nonqualified stock options” that do not meet the requirements of Section 422 of the Code. The Administrator will determine the exercise price of options granted under the 2006 Plan. The exercise price of stock options may not be less than the fair market value per share of our common stock on the date of grant (or 110% of fair market value in the case of incentive stock options granted to a ten-percent stockholder).

If on the date of grant the common stock is listed on a stock exchange or national market system, the fair market value will generally be the closing sale price on the date of grant. If the common stock is not traded on a stock exchange or national market system on the date of grant, the fair market value will generally be the mean between the bid and the asked price for the common stock at the close of trading in the over-the-counter market for the trading day on which common stock was traded immediately preceding the applicable date. If no such prices are available, the fair market value shall be determined in good faith by the Administrator.

No option intended to qualify as an ISO may be exercisable for more than ten years from the date of grant (five years in the case of an incentive stock option granted to a ten-percent stockholder). Options granted under the 2006 Plan will be exercisable at such time or times as the Administrator prescribes at the time of grant. No employee may receive incentive stock options that first become exercisable in any calendar year in an amount exceeding $100,000.

Generally, the exercise price of an option may be paid (a) in cash or by certified bank check, (b) at the discretion of the Administrator, through delivery of shares of our common stock held for at least six months having a fair market value equal to the purchase price, (c) at the discretion of the Administrator, by delivery of the grantee’s personal note, for full, partial or no recourse, bearing interest payable not less than annually at market rate on the date of exercise and at no less than 100% of the applicable Federal rate, as defined in Section 1274(d) of the Code, with or without the pledge of such shares as collateral, or (d) at the discretion of the Administrator, in accordance with a cashless exercise program established with a securities brokerage firm, and approved by the Administrator, or (e) at the discretion of the Administrator, by any combination of the above methods.

No option may be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime an option may be exercised only by the recipient. The Administrator will determine the extent to which a holder of a stock option may exercise the option following termination of service with us.

The Administrator will determine the extent to which a holder of a stock option may exercise the option following termination of service with us.

Effect of Certain Corporate Transactions. If the Company is to be consolidated with or acquired by another entity in a merger, sale of all or substantially all of the Company’s assets other than a transaction to merely change the state of incorporation (a “Corporate Transaction”), the Administrator or the board of directors of any entity assuming the obligations of the Company hereunder (the “Successor Board”), shall, as to outstanding options, either (i) make appropriate provision for the continuation of such options by substituting on an equitable basis for the Shares then subject to such options either the consideration payable with respect to the outstanding shares of common stock in connection with the Corporate Transaction or securities of any successor or acquiring entity (provided, that, at the discretion of the Administrator, all unvested options shall be made fully or partially exercisable for purposes of this Subparagraph upon the closing of the Corporate Transaction); or (ii) upon written notice to the participants, provide that all options must be exercised (either to the extent then exercisable or, at the discretion of the Administrator, all options being made fully or partially exercisable), within a specified number of days of the date of such notice, at the end of which period the options shall terminate; or (iii) terminate all options in exchange for a cash payment equal to the excess of the fair market value of the shares of common stock subject to such options (either to the extent then exercisable or, at the discretion of the Administrator, all options being made fully or partially exercisable) over the exercise price thereof.

Tax Withholding. As and when appropriate, we shall have the right to require each optionee purchasing shares of common stock and each grantee receiving an award of shares of common stock under the 2006 Plan to pay any federal, state or local taxes required by law to be withheld.

2016 Equity Compensation Plan

The following description of the principal terms of the 2016 Plan is a summary and is qualified in its entirety by the full text of the 2016 Plan.

Administration. The 2016 Plan is administered by the Compensation Committee of our Board of Directors, provided that the entire Board of Directors may act in lieu of the Compensation Committee on any matter, subject to certain requirements set forth in the 2016 Plan. The Compensation Committee may grant options to purchase shares of our common stock, stock appreciation rights, stock units, restricted shares of our common stock, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The Compensation Committee also has broad authority to determine the terms and conditions of each option or other kind of award, and adopt, amend and rescind rules and regulations for the administration of the 2016 Plan. Subject to applicable law, the Compensation Committee may authorize one or more reporting persons (as defined in the 2016 Plan) or other officers to make awards (other than awards to reporting persons, or other officers whom the Compensation Committee has specifically authorized to make awards). No awards may be granted under the 2016 Plan on or after the ten-year anniversary of the adoption of the 2016 Plan by our Board of Directors, but awards granted prior to such tenth anniversary may extend beyond that date.

Eligibility. Awards may be granted under the 2016 Plan to any person who is an employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary, or any person who is determined by the Compensation Committee to be a prospective employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary.

Shares Subject to the 2016 Plan. The aggregate number of shares of common stock proposed to be available for issuance in connection with options and awards granted under the 2016 Plan is 3,000,000 shares. Incentive Stock Options may, but need not be, granted with respect to all of the shares available for issuance under the 2016 Plan; provided, however, that the maximum aggregate number of shares of common stock which may be issued in respect of Incentive Stock Options (after giving effect to any increases pursuant to the “evergreen” provisions of the 2016 Plan discussed below) shall not exceed 6,000,000 shares, subject to adjustment in the event of stock, splits and similar transactions. If any award granted under the 2016 Plan payable in shares of common stock is forfeited, cancelled, or returned for failure to satisfy vesting requirements, otherwise terminates without payment being made, or if shares of common stock are withheld to cover withholding taxes on options or other awards, the number of shares of common stock as to which such option or award was forfeited, or which were withheld, will be available for future grants under the 2016 Plan.

In addition, the 2016 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2016 Plan on January 1 of each year during the period beginning January 1, 2017, and ending on (and including) January 1, 2026. The annual increase in the number of shares shall be equal to (i) five point five percent (5.5%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) with respect to shares of common stock which may be issued under the 2016 Plan other than in respect to Incentive Stock Options, the difference between (x) eighteen percent (18%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the 2016 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards) if such amount is greater than the amount determined in (i) immediately above; provided, however, that our Board may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of common stock than would otherwise occur. On January 1, 2017, 564,378 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision.

Terms and Conditions of Options. Options granted under the 2016 Plan may be either “incentive stock options” that are intended to meet the requirements of Section 422 of the Code or “nonqualified stock options” that do not meet the requirements of Section 422 of the Code. The Compensation Committee will determine the exercise price of options granted under the 2016 Plan. The exercise price of stock options may not be less than the fair market value, on the date of grant, per share of our common stock issuable upon exercise of the option (or 110% of fair market value in the case of incentive options granted to a ten-percent stockholder).

If on the date of grant the common stock is listed on a stock exchange or national market system, the fair market value shall generally be the closing sale price as of such date, or if there were no trades recorded on such date, then the most recent date preceding such date on which trades were recorded. If on the date of grant the common stock is traded in an over-the-counter market, the fair market will generally be the average of the closing bid and asked prices for the shares of common stock as of such date, or, if there are no closing bid and asked prices for the shares of common stock on such date, then the average of the bid and asked prices for the shares of common stock on the most recent date preceding such date on which such closing bid and asked prices are available. If the common stock is not listed on a national securities exchange or national market system or traded in an over-the-counter market, the fair market value shall be determined by the Compensation Committee in a manner consistent with Section 409A of the Code. Notwithstanding the foregoing, if on the date of grant the common stock is listed on a stock exchange or is quoted on a national market system, or is traded in an over-the-counter market, then solely for purposes of determining the exercise price of any grant of a stock option or the base price of any grant of a stock appreciation right, the Compensation Committee may, in its discretion, base fair market value on the last sale before or the first sale after the grant, the closing price on the trading day before or the trading day of the grant, the arithmetic mean of the high and low prices on the trading day before or the trading day of the grant, or any other reasonable method using actual transactions of the common stock as reported by the exchange or market on which the common stock is traded. In addition, the determination of fair market value also may be made using any other method permitted under Treasury Regulation section 1.409A-1(b)(5)(iv).

No option may be exercisable for more than ten years from the date of grant (five years in the case of an incentive stock option granted to a ten-percent stockholder). Options granted under the 2016 Plan will be exercisable at such time or times as the Compensation Committee prescribes at the time of grant. No employee may receive incentive stock options that first become exercisable in any calendar year in an amount exceeding $100,000. The Compensation Committee may, in its discretion, permit a holder of a nonqualified stock option to exercise the option before it has otherwise become exercisable, in which case the shares of our common stock issued to the recipient will continue to be subject to the vesting requirements that applied to the option before exercise.

Generally, the option price may be paid in cash or by bank check, or such other means as the Compensation Committee may accept. As set forth in an award agreement or otherwise determined by the Compensation Committee, in its sole discretion, at or after grant, payment in full or part of the exercise price of an option may be made (a) in the form of shares of common stock that have been held by the participant for such period as the Compensation Committee may deem appropriate for accounting purposes or otherwise, valued at the fair market value of such shares on the date of exercise; (ii) by surrendering to the Company shares of common stock otherwise receivable on exercise of the option; (iii) by a cashless exercise program implemented by the Compensation Committee in connection with the 2016 Plan; and/or (iv) by such other method as may be approved by the Compensation Committee and set forth in an award agreement.

No option may be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime an option may be exercised only by the recipient or the recipient’s guardian or legal representative. However, the Compensation Committee may permit the transfer of a nonqualified stock option, share-settled stock appreciation right, restricted stock award, performance share or share-settled other stock-based award either (a) by instrument to the participant’s immediate family (as defined in the 2016 Plan), (b) by instrument to an inter vivos or testamentary trust (or other entity) in which the award is to be passed to the participant’s designated beneficiaries, or (c) by gift to charitable institutions. The Compensation Committee will determine the extent to which a holder of a stock option may exercise the option following termination of service.

Stock Appreciation Rights. The Compensation Committee may grant stock appreciation rights independent of or in connection with an option. The Compensation Committee will determine the terms applicable to stock appreciation rights. The base price of a stock appreciation right will be determined by the Compensation Committee, but will not be less than 100% of the fair market value of a share of our common stock with respect to the date of grant of such stock appreciation right. The maximum term of any SAR granted under the 2016 Plan is ten years from the date of grant. Generally, each SAR stock appreciation right will entitle a participant upon exercise to an amount equal to:

●	the excess of the fair market value of a share of common stock on the date of exercise of the stock appreciation right over the base price of such stock appreciation right, multiplied by

●	the number of shares as to which such stock appreciation right is exercised.

Payment may be made in shares of our common stock, in cash, or partly in common stock and partly in cash, all as determined by the Compensation Committee.

Restricted Stock and Stock Units. The Compensation Committee may award restricted common stock and/or stock units under the 2016 Plan. Restricted stock awards consist of shares of stock that are transferred to a participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. Stock units confer the right to receive shares of our common stock, cash, or a combination of shares and cash, at a future date upon or following the attainment of certain conditions specified by the Compensation Committee. The Compensation Committee will determine the restrictions and conditions applicable to each award of restricted stock or stock units, which may include performance-based conditions. Dividends with respect to restricted stock may be paid to the holder of the shares as and when dividends are paid to stockholders or at the times of vesting or other payment of the restricted stock award. Stock unit awards may be granted with dividend equivalent rights, which may be accumulated and may be deemed reinvested in additional stock units, as determined by the Compensation Committee in its discretion. If any dividend equivalents are paid while a stock unit award is subject to restrictions, the dividend equivalents shall be subject to the same restrictions on transferability as the underlying stock units, unless otherwise set forth in an award agreement. Unless the Compensation Committee determines otherwise, holders of restricted stock will have the right to vote the shares.

Performance Shares and Performance Units. The Compensation Committee may award performance shares and/or performance units under the 2016 Plan. Performance shares and performance units are awards which are earned during a specified performance period subject to the attainment of performance criteria, as established by the Compensation Committee. The Compensation Committee will determine the restrictions and conditions applicable to each award of performance shares and performance units.

Incentive Bonus Awards. The Compensation Committee may award Incentive Bonus Awards under the 2016 Plan. Incentive Bonus Awards may be based upon the attainment of specified levels of Company or subsidiary performance as measured by pre-established, objective performance criteria determined at the discretion of the Compensation Committee. Incentive Bonus Awards will be paid in cash or common stock, as set forth in an award agreement.

Other Stock-Based and Cash-Based Awards. The Compensation Committee may award other types of equity-based or cash-based awards under the 2016 Plan, including the grant or offer for sale of unrestricted shares of our common stock and payment in cash or otherwise of amounts based on the value of shares of common stock.

Section 162(m) Compliance. If stock or cash-based awards are intended to satisfy the conditions for deductibility under Section 162(m) of the Code as “performance-based compensation,” the performance criteria will be selected from among the following, which may be applied to our Company as a whole, any subsidiary or any division or operating unit thereof: (a) pre-tax income; (b) after-tax income; (c) net income; (d) operating income or profit; (e) cash flow, free cash flow, cash flow return on investment, net cash provided by operations, or cash flow in excess of cost of capital; (f) earnings per share; (g) return on equity; (h) return on sales or revenues; (i) return on invested capital or assets; (j) cash, funds or earnings available for distribution; (k) appreciation in the fair market value of the common stock; (l) operating expenses; (m) implementation or completion of critical projects or processes; (n) return on investment; (o) total return to stockholders; (p) dividends paid; (q) net earnings growth; (r) related return ratios; (s) increase in revenues; (t) the Company’s published ranking against its peer group of pharmaceutical companies based on total stockholder return; (u) net earnings; (v) changes (or the absence of changes) in the per share or aggregate market price of the common stock; (w) number of securities sold; (x) earnings before or after any one or more of the following items: interest, taxes, depreciation or amortization, as reflected in the Company’s financial reports for the applicable period; (y) total revenue growth; (z) economic value created; (aa) operating margin or profit margin; (bb) share price or total stockholder return; (cc) cost targets, reductions and savings, productivity and efficiencies; (dd) strategic business criteria, consisting of one or more objectives based on meeting objectively determinable criteria: specified market penetration, geographic business expansion, progress with research and development activities, investor satisfaction, employee satisfaction, human resources management, supervision of litigation, information technology, and goals relating to acquisitions, divestitures, joint ventures and similar transactions, and budget comparisons; (ee) objectively determinable personal or professional objectives, including any of the following performance goals: the implementation of policies and plans, the negotiation of transactions, the development of long term business goals, formation of joint ventures, research or development collaborations, and the completion of other corporate transactions, and (ff) any combination of, or a specified increase or improvement in, any of the foregoing.

At the end of the performance period established in connection with any award, the Compensation Committee will determine the extent to which the performance goal or goals established for such award have been attained, and shall determine, on that basis, the number of performance shares or performance units included in such award that have been earned and as to which payment will be made. The Compensation Committee will certify in writing the extent to which it has determined that the performance goal or goals established by it for such award have been attained.

With respect to awards intended to be performance-based compensation under Section 162(m) of the Code, no participant of the 2016 Plan may receive in any one fiscal year (a) options or stock appreciation rights relating to more than 1,000,000 shares of our common stock, and (b) stock units, restricted shares, performance shares, performance units or other stock-based awards that are denominated in shares of common stock relating to more than 1,000,000 shares of our common stock in the aggregate. The maximum dollar value payable to any participant for a fiscal year of the Company with respect to stock units, performance units or incentive bonus awards or other stock-based awards that may be settled in cash or other property (other than common stock) is $1,500,000.

Effect of Certain Corporate Transactions. The Compensation Committee may, at the time of the grant of an award, provide for the effect of a change in control (as defined in the 2016 Plan) on any award, including (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Compensation Committee, or (iv) such other modification or adjustment to an award as the Compensation Committee deems appropriate to maintain and protect the rights and interests of participants upon or following a change in control. The Compensation Committee may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and stock appreciation rights to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or stock appreciation right in exchange for a substitute option; (d) cancel any award of restricted stock, stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) redeem any restricted stock, stock unit, performance share or performance unit for cash and/or other substitute consideration with a value equal to the fair market value of an unrestricted share of our common stock on the date of the change in control; (f) cancel any option or stock appreciation right in exchange for cash and/or other substitute consideration based on the value of our common stock on the date of the change in control, and cancel any option or stock appreciation right without any payment if its exercise price exceeds the value of our common stock on the date of the change in control; (g) cancel any stock unit or performance unit held by a participant affected by the change in control in exchange for cash and/or other substitute consideration with a value equal to the fair market value per share of common stock on the date of the change in control, or (h) make such other modifications, adjustments or amendments to outstanding awards as the Compensation Committee deems necessary or appropriate.

Amendment, Termination. The 2016 Equity Compensation Plan will remain in effect until March 2026, or, if earlier, when awards have been granted covering all available shares under the 2016 Plan or the 2016 Plan is otherwise terminated by the Board. The Board may amend the terms of awards in any manner not inconsistent with the 2016 Plan, provided that no amendment shall adversely affect the rights of a participant with respect to an outstanding award without the participant’s consent. In addition, our Board of Directors may at any time amend, suspend, or terminate the 2016 Plan, provided that (i) no such amendment, suspension or termination shall materially and adversely affect the rights of any participant under any outstanding award without the consent of such participant and (ii) to the extent necessary and desirable to comply with any applicable law, regulation, or stock exchange rule, the 2016 Plan requires us to obtain stockholder consent. Stockholder approval is required for any plan amendment that increases the number of shares of common stock available for issuance under the 2016 Plan or changes the persons or classes of persons eligible to receive awards.

Tax Withholding. The Company has the power and right to deduct or withhold, or require a participant to remit to the Company, the minimum statutory amount to satisfy federal, state, and local taxes, domestic or foreign, required by law or regulations to be withheld.

Recoupment Policy. Awards granted under the 2016 Plan will be subject to any provisions of applicable law providing for the recoupment or clawback of incentive compensation, such as provisions imposed pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act; the terms of any Company recoupment, clawback or similar policy in effect at the time of grant of the award; and any recoupment, clawback or similar provisions that may be included in the applicable award agreement.

Federal Income Tax Consequences. The following is a brief summary of the U.S. federal income tax consequences applicable to awards granted under the 2016 Plan based on the federal income tax laws in effect on the date of this report. This summary is not intended to be exhaustive and does not address all matters relevant to a particular participant based on his or her specific circumstances. The summary expressly does not discuss the income tax laws of any state, municipality, or non-U.S. taxing jurisdiction, or the gift, estate, excise (including the rules applicable to deferred compensation under Code Section 409A), or other tax laws other than federal income tax law. The following is not intended or written to be used, and cannot be used, for the purposes of avoiding taxpayer penalties. Because individual circumstances may vary, the Company advises all participants to consult their own tax advisor concerning the tax implications of awards granted under the 2016 Plan.

A recipient of a stock option or stock appreciation right will not have taxable income upon the grant of the stock option or stock appreciation right. For non-statutory stock options and stock appreciation rights, the participant will recognize ordinary income upon exercise in an amount equal to the difference between the fair market value of the shares and the exercise price on the date of exercise. Any gain or loss recognized upon any later disposition of the shares generally will be a capital gain or loss.

The acquisition of shares upon exercise of an incentive stock option will not result in any taxable income to the participant, except, possibly, for purposes of the alternative minimum tax. The gain or loss recognized by the participant on a later sale or other disposition of such shares will either be long-term capital gain or loss or ordinary income, depending upon whether the participant holds the shares for the legally-required period (two years from the date of grant and one year from the date of exercise). If the shares are not held for the legally-required period, the participant will recognize ordinary income equal to the lesser of (i) the difference between the fair market value of the shares on the date of exercise and the exercise price, or (ii) the difference between the sales price and the exercise price, and the balance of the gain, if any, will be afforded capital gain treatment.

For awards of stock grants, the participant will not have taxable income upon the receipt of the award (unless the participant elects to be taxed at the time of the stock is granted rather than when it becomes vested). The stock grants will generally be subject to tax upon vesting as ordinary income equal to the fair market value of the shares at the time of vesting less the amount paid for such shares (if any).

A participant is not deemed to receive any taxable income at the time an award of restricted stock units is granted. When vested restricted stock units (and dividend equivalents, if any) are settled and distributed, the participant will recognize ordinary income equal to the amount of cash and/or the fair market value of shares received less the amount paid for such restricted stock units (if any).

If the participant is an employee or former employee, the amount a participant recognizes as ordinary income in connection with any award is subject to withholding taxes (not applicable to incentive stock options) and the Company is allowed a tax deduction equal to the amount of ordinary income recognized by the participant. In addition, Code Section 162(m) contains special rules regarding the federal income tax deductibility of compensation paid to the Company’s chief executive officer and to certain of the Company’s other executive officers. The general rule is that annual compensation paid to any of these specified executives will be deductible only to the extent that it does not exceed $1,000,000. However, the Company can preserve the deductibility of certain compensation in excess of $1,000,000 if such compensation qualifies as “performance-based compensation” by complying with certain conditions imposed by the Code Section 162(m) rules (including the establishment of a maximum number of shares with respect to which awards may be granted to any one employee during one fiscal year).

Option Grants and Stock Awards

As of December 31, 2016, we had outstanding stock options to purchase 2,627,229 shares at an average exercise price of approximately $1.05 per share. Included in the total outstanding stock options were 117,784 stock options granted under the 2006 Plan in 2016 at an exercise price of $1.25 and 1,333,299 nonqualified stock options granted under the 2016 Plan in 2016 to our executive officers and others at an exercise price of $1.25 per share.

All awards to be made under the 2016 Plan are discretionary, subject to the terms of the 2016 Plan. Therefore, the benefits and amounts that will be received or allocated under the 2016 Plan are generally not determinable at this time. The equity grant program for our non-employee directors is described under the Compensation of Directors section in this proxy statement. The following table summarizes these 2016 awards to our named executive officers, all executive officers and the non-executive officer employees and consultants.

New Plan Benefits Table

Name and Position	Number of Units (options)
Garo H. Armen, Executive Chairman	500,000	(1)
Alexander K. Arrow, Chief Financial Officer	140,000	(1)
Non-Executive Director Group	325,000	(2)
Non-Executive Officer Employee/Consultant Group	243,300	(3)

_________________

(1)	These options vest over three years in monthly installments.
(2)	175,000 of these options vest over two years in equal monthly installments, and as of December 31, 2016, 58,333 have fully vested.
(3)

10,000 of these options vest over one year in equal monthly installments, 100,000 of these options vest over three years in equal monthly installments, and 258,299 of these options vest over 4 years in equal monthly installments.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2016.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Garo H. Armen (1)	118,057	381,943	$1.25	April 15, 2026
Robert Ziroyan (2)	100,000	—	$1.00	March 30, 2021
Robert Ziroyan (2)	50,000	—	$1.00	March 1, 2024
Robert Ziroyan (2)	75,000	—	$1.25	March 9, 2025
Alexander K. Arrow (3)	25,000	75,000	$1.25	February 12, 2026
Alexander K. Arrow (3)	33,057	106,943	$1.25	April 15, 2026

(1)	Dr. Armen was granted a 500,000 share option grant on April 15, 2016
(2)	Mr. Ziroyan ceased serving as an executive officer as of April 4, 2016.
(3)	Dr. Arrow was granted a 100,000 share option grant on February 12, 2016, and a 140,000 share option grant on April 15, 2016.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial owners of more than 5% of the Company’s voting securities and the securities of the Company beneficially owned by the Company’s directors and officers as of March 27, 2017.

Name and address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Beneficial Ownership

Garo H. Armen(1)	3,979,936	(2)	34

Robert B. Stein(1)	114,995	(3)	1

Khalil Barrage(1)	224,375	(4)	2

Alexander K. Arrow(1)	210,487	(5)	2

Larry N. Feinberg 808 North St., Greenwich, CT 06831	800,000	(6)	8

Gregory H. Ekizian(1)	624,375	(7)	6

David A. Lovejoy	480,207	(8)	5

Josh Silverman(1)	24,375	(9)	*

Strategic Bio Partners LLC (10) 777 Third Avenue 30th Floor New York, NY 10017	2,193,413	(11)	21

All directors and executive officers as a group (6 persons)	5,178,543	(12)

*        Less than 1%

(1)      Executive officer and/or director.

(2)      Includes warrants to purchase 1,253,367 shares of common stock at an exercise price of approximately $1.00 per share. Includes 2,296,012 shares held in the name of Dr. Armen and 250,000 shares held in the name of the Garo H. Armen IRA, as to which Dr. Armen has sole voting and dispositive power. Also includes options to purchase 180,557 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 319,443 shares that are not exercisable within 60 days of the date of this report.

(3)     Represents options to purchase 114,995 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 125,005 shares in the aggregate that are not exercisable within 60 days of the date of this report.

(4)     Includes 50,000 shares of common stock and options to purchase 174,375 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 20,625 shares in the aggregate that are not exercisable within 60 days of the date of this report.

(5)      Includes 100,000 shares held in the name of Dr. Arrow and 18,260 shares held in the name of the Alexander K. Arrow IRA, as to which Dr. Arrow has sole voting and dispositive power. Also includes options to purchase 92,227 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 147,773 shares of common stock in the aggregate that are not exercisable within 60 days of the date of this report.

(6)      Includes 200,000 shares of common stock held in the name of Mr. Feinberg and warrants to purchase 600,000 shares of common stock at an exercise price of $1.00 per share.

(7)      Includes 125,000 shares held in the name of the Gregory H. Ekizian Revocable Trust and 100,000 shares and 300,000 warrants held in the name of Pensco Trust Company f/b/o Gregory H. Ekizian, as to which Mr. Ekizian has sole voting and dispositive power. Also includes warrants to purchase 75,000 shares of common stock at an exercise price of $1.00 per share and options to purchase 24,375 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 20,625 shares that are not exercisable within 60 days of the date of this report.

(8)      Includes 148,800 shares of common stock held in the name of Dr. Lovejoy and options to purchase 331,407 shares of common stock in the aggregate with an exercise price ranging from $1.00 to $1.25 per share. Does not include options to purchase 151,892 shares of common stock that are not exercisable within 60 days of the date of this report.

(9)      Includes options to purchase 24,375 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 20,625 shares of common stock that are not exercisable within 60 days of the date of this report.

(10)     Hudson Bay Master Fund Ltd. (the "Managing Member") is the managing member of Strategic Bio Partners, LLC ("SBP"). Pursuant to SBP's Limited Liability Company Operating Agreement, the Managing Member has delegated to Hudson Bay Capital Management LP ("HBC") full and sole investment discretion and voting control of SBP's portfolio securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of HBC. Each of SBP, the Managing Member and Sander Gerber disclaims beneficial ownership over these securities.

(11)     SBP also holds shares of Series B Preferred Stock convertible into common stock and Predecessor Warrants to purchase common stock. However, the Series B Preferred and the Predecessor Warrants are subject to a "Beneficial Ownership Cap" limitation pursuant to which the holder thereof does not have the right to convert Series B Preferred Stock or exercise the Predecessor Warrants to the extent that such exercise would result in beneficial ownership by the holder thereof, or any of its affiliates and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder's for purposes of Section 13(d) of the Exchange Act, of more than 9.99% of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion or exercise. Disregarding the Beneficial Ownership Cap, SBP would own 2,193,413 shares of common stock, including the shares underlying Series B Preferred Stock and Predecessor Warrants.

(12)   Includes warrants to purchase 1,628,367 shares of common stock and options to purchase 610,904 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2015, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in Item 11, Executive Compensation.

Our principal offices are located at 149 Fifth Avenue, Suite 500, New York, New York 10010, in a conference room of Agenus, Inc. We utilize our principal office for quarterly board meetings and our annual shareholder meeting at no cost. Our personnel and consultants all work remotely, the Company’s basic science laboratory work is conducted in the Lovejoy Lab at the University of Toronto, and its preclinical efficacy work is conducted at CROs. Hence the company does not have the need for a day-to-day physical office location other than a mailing address and conference room facility for meetings. For that reason, the Agenus conference room suits its purposes without imposing any inconveniences upon Agenus. . Dr. Armen, our Executive Chairman, is also the Chairman and Chief Executive Officer of Agenus Inc.

Transactions with Predecessor Shareholders

Split-Off

At the closing of the Merger we had a 51% interest in MomSpot LLC, and the remaining 49% was held by B.E. Global LLC. Barry Eisenberg is the sole owner of B.E. Global LLC and is the Chief Executive Officer of MomSpot LLC. Immediately after the closing of the Merger, we split off our 51% membership interests in MomSpot LLC. The split-off was accomplished through the transfer of all of our membership interests of MomSpot LLC to B.E. Global LLC having nominal value of nominal considerations via a split off agreement.

Secured Convertible Notes/Predecessor Warrants

Between February 11, 2014 and December 9, 2015, Atrinsic issued secured convertible promissory notes (the “Secured Convertible Notes”) in the aggregate principal amount of $665,000 and $35,000 in interest to two of its stockholders, of which Secured Convertible Notes in the aggregate principal amount of $332,500 were issued to Iroquois Master Fund Ltd. (“IMF”). Josh Silverman, who became one of our directors upon the closing of the Merger, is an affiliate of IMF. The Secured Convertible Notes, as revised and amended, had a maturity date of August 31, 2016 and bore interest at the rate of 5.0% per annum, payable at maturity. The outstanding principal and accrued interest of each Secured Convertible Note was convertible, subject to a 4.99% beneficial ownership cap), into shares of Atrinsic’s common stock at an initial conversion price of $5.00 per share (subject to adjustment), at the option of the respective holders. IMF exchanged the Secured Convertible Notes that it held for 147,972 Predecessor Warrants, which Predecessor Warrants were issued to the Designee at the closing of the Merger, and the instruments by which the Secured Convertible Notes were secured were simultaneously terminated.

Transactions Relating to Protagenic

Garo H. Armen, our Chairman and principal stockholder, purchased shares of Series B Preferred Stock in the Private Offering in exchange for the cancellation of $350,000 of loans made by him, plus accrued and unpaid interest on these loans.

During 2013 and 2012, Dr. Armen made loans to us in the amount of $310,000. The proceeds of the loans were used to fund research, development and general operating activity of Protagenic. The loans accrued interest at the rate of 10% per annum. In February 2013, in connection with a capital raise by Protagenic, the loans and accrued interest thereon, totaling $317,789, were converted into Protagenic warrants to purchase 953,367 shares of Protagenic common stock at an exercise price of $1.00 per share. Other than with respect to the payment of the purchase price for the securities by the conversion of debt, Dr. Armen participated in this capital raise on the same terms as all other investors.

From April 15, 2015 through October 29, 2015, Dr. Armen made five loans to Protagenic. The proceeds of the loans were used to fund research, development and general operating activity of Protagenic. The loans accrued interest at the rate of 10% per annum. Principal and accrued interest on these loans, totaling approximately $350,000, were converted into shares of Series B Preferred Stock in the Private Offering at a price of $1.25 per share.

On December 21, 2015, Alexander K. Arrow purchased 60,000 shares of common stock of Protagenic from Mark Berg at a per share purchase price equal to $0.50 for an aggregate purchase price of $30,000. In addition, Dr. Arrow purchased 58,260 shares of Series B Preferred Stock in the Private Offering, on the same terms as all other investors.

Effective December 23, 2015, Dr. Armen entered into an additional loan agreement with Protagenic pursuant to which he agreed to loan Protagenic up to $150,000. The loans under this Agreement accrued interest at the rate of 10% per year. The principal and interest on these loans is convertible into common stock at a price of $1.25 per share. On December 23, 2015, Protagenic borrowed $37,628 of the $150,000 available Borrowings under the agreement.

Effective June 17, 2016, the Board of Directors determined that it was in the best interest of the Company to convert the last remaining portion of debt owed to Dr. Armen into equity, per the terms of the loan agreements. The sum total of remaining debt and accumulated interest as of December 31, 2016 was $0.

Merger Transaction

On February 12, 2016, which we refer to as the Merger Closing Date, Atrinsic, Inc., Protagenic Therapeutics, Inc. and Protagenic Acquisition Corp., Atrinsic, Inc.’s wholly-owned subsidiary, entered into a merger agreement and completed the merger contemplated by the merger agreement. Pursuant to the merger agreement, on the Merger Closing Date, Protagenic Acquisition Corp. merged with and into Protagenic Therapeutics, Inc., with Protagenic Therapeutics, Inc. remaining as the surviving entity and wholly-owned subsidiary of Atrinsic, Inc. On June 17, 2016, we merged our wholly-owned subsidiary Protagenic Therapeutics, Inc. with and into the Company and we changed our name from Atrinsic, Inc. to Protagenic Therapeutics, Inc.

While we believe that all of these agreements and arrangements are in the best interests of our Company, related parties of the Placement Agent may derive material benefits as the result of these transactions. In addition, related parties of the Placement Agent will have a continuing substantial interest in our Company and will derive substantial benefits from any success of our Company.

Policies and Procedures for Related Party Transactions

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, which we refer to collectively as related parties, are not permitted to enter into a transaction with us without the prior consent of our board of directors acting through the audit committee or, in certain circumstances, the chairman of the audit committee. Any request for us to enter into a transaction with a related party, in which the amount involved exceeds $100,000 and such related party would have a direct or indirect interest must first be presented to our audit committee, or in certain circumstances the chairman of our audit committee, for review, consideration and approval. In approving or rejecting any such proposal, our audit committee, or the chairman of our audit committee, is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related party’s interest in the transaction.

Director Independence

We are not currently listed on any national securities exchange or in an inter-dealer quotation system that has a requirement that the Board of Directors be independent. However, in evaluating the independence of our members and the composition of the committees of our Board of Directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the NASDAQ Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Our Board of Directors expects to continue to evaluate its independence standards and whether and to what extent the composition of the Board and its committees meets those standards. We ultimately intend to appoint such persons to our Board and committees of our Board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange. Therefore, we intend that a majority of our directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the SEC.

We believe that Messrs. Barrage, Ekizian, and Silverman are each an “independent” director as that term is defined by the NASDAQ Stock Market, Inc. Marketplace Rules and SEC Regulations. In addition, the Board also designated Gregory Ekizian as an "audit committee financial expert," as that term is defined by the NASDAQ Listing Rules and SEC regulations.

With regard to Mr. Silverman’s independent status, the Board considered the fact that he is an ex-CEO of one of the institutional funds (Iroquois Asset Management) that is a 50% owner of a limited liability company which owns just under 10% of the Company’s common stock. The Board noted that Mr. Silverman is no longer the CEO of Iroquois Asset Management, and as such, he does not represent a major single shareholder.

With regard to Mr. Ekizian’s independent status, the Board considered the fact that he is among the top five largest shareholders of the Company, but has no other business relationship with the Company.

With regard to Mr. Barrage’s independent status, the Board considered the fact that he has no business relationship with the Company.

Dr. Stein, a member of the Compensation Committee, is not considered “independent.”

Our principal offices are located at 149 Fifth Avenue, Suite 500, New York, New York 10010, in a conference room of Agenus, Inc. We utilize our principal office for quarterly board meetings and our annual shareholder meeting on a month to month basis at a nominal value. Dr. Armen, our Executive Chairman, is also the Chairman and Chief Executive Officer of Agenus Inc.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees for services provided and billed by Marcum LLP, and Schulman Lobel. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2016 and 2015.

	Fiscal Year 2016	Fiscal Year 2015
Audit fees	$88,500	$45,000
Audit-related fees	$15,458	$-
Tax Fees	$-	$-
All other fees	$-	$-
Total	$103,958	$45,000

Audit Fees: For the fiscal years ended December 31, 2016 and 2015, the aggregate audit fees billed by our independent auditors were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Audit-Related Fees: Audit-related fees are for assurance and other activities not explicitly related to the audit of our financial statements. For the fiscal year ended December 31, 2015, there were no audit-related fees.

Tax Fees: For the fiscal years ended December 31, 2016 and 2015, there were $0 and $6,926 in tax fees, respectively.

All Other Fees: For the fiscal years ended December 31, 2016 and 2015, there were $0 and $0, respectively

Audit Committee Pre-Approval Policies and Procedures. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee convenes on a quarterly basis to approve each quarterly filing, and an annual basis to review the engagement of the Company’s external auditor.

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining Marcum LLP’s independence and has determined that such services for fiscal year 2015 and 2016 were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of Marcum LLP appear at pages F-1 through F-21 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

(2) Financial Statement Schedules.

Schedules are omitted because they are either not required, not applicable, or the information is otherwise included.

(3) Exhibits

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act. See Exhibit Index following the signature page to this report for a complete list of documents filed with this report.

Exhibit No.	Description

2.1

Agreement and Plan of Merger and Reorganization, dated as of February 12, 2016, by and among Atrinsic, Inc. a Delaware corporation, Protagenic Acquisition Corp., a Delaware corporation and Protagenic Therapeutics, Inc., a Delaware corporation (Incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016).

2.2

Certificate of Merger as filed with the Delaware Secretary of State effective February 12, 2016 (Incorporated by reference to Exhibit 2.2 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016).

2.3

Certificate of Ownership and Merger Merging Protagenic Therapeutics, Inc. with and into Atrinsic, Inc. (Incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)

2.4	Agreement of Merger of Atrinsic, Inc. and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 2.2 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)

3.1

Amended and Restated Certificate of Incorporation of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1(A) to Company’s registration statement on Form 10, as filed with the SEC on July 2, 2014 (the “Form 10”)).

3.2

Certificate of Designations, Powers, Preferences and Other Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 4, 2016.)

3.3

Certificate of Elimination of Series A Convertible Preferred Stock of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on April 5, 2016.)

3.4

Certificate of Incorporation, Restated Certificate of Incorporation, Certificate of Amendment of Restated Certificate of Incorporation, Certificate for Renewal and Revival of Charter, Certificate for Renewal and Revival of Charter, and Certificate of Amendment of Restated Certificate of Incorporation, each of Protagenic Therapeutics, Inc., as filed with the Secretary of State of the State of Delaware on September 24, 2004, August 19, 2005, October 26, 2006, March 5, 2007, September 14, 2015 and October 2, 2015, respectively (Incorporated by reference to Exhibit 3.3 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016).

3.5

Third Amended and Restated Certificate of Incorporation of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)

3.6	Bylaws of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on July 15, 2016.)

4.1	Form of Warrant of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.2	Form of Predecessor Warrant of Atrinsic, Inc. (Incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(i)

Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on May 19, 2011. (Incorporated by reference to Exhibit 4.3(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(ii)

Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on February 18, 2013. (Incorporated by reference to Exhibit 4.3(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(i)

Warrant of Protagenic Therapeutics, Inc. issued to Gregory H. Ekizian on July 7, 2011. (Incorporated by reference to Exhibit 4.4(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(ii)

Warrant of Protagenic Therapeutics, Inc. issued to PENSCO Trust Company, FBO Gregory H. Ekizian on February 18, 2013. (Incorporated by reference to Exhibit 4.4(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.5 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016).

10.1

Form of Securities Purchase Agreement, by and between Atrinsic, Inc. and the investors in the Private Offering. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016.)

10.2

Form of Registration Rights Agreement by and between Atrinsic, Inc. and the investors in the Private Offering. (Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016.)

10.3	Placement Agency Agreement (Incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016).

10.4

Delaware Escrow Agreement, by and between Atrinsic Inc., Depositor and Delaware Trust Company. (Incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016.)

10.5

Voting Agreement, effective February 12, 2016, among Atrinsic, Inc., the stockholders of Protagenic Therapeutics, Inc., and Strategic Bio Partners, LLC. (Incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.6

Indemnity Agreement, effective February 12, 2016, among Atrinsic, Inc., Strategic Bio Partners, LLC, and Iroquois Capital Management LLC and Hudson Bay Capital Management LP as guarantors. (Incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.7

Split-Off Agreement, effective February 12, 2016, among Atrinsic, Inc., B.E. Global LLC and MomSpot LLC. (Incorporated by reference to Exhibit 10.6 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8

General Release Agreement, effective February 12, 2016, among Atrinsic, Inc., B.E. Global LLC and MomSpot LLC. (Incorporated by reference to Exhibit 10.7 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.9

Split-Off Agreement, effective February 12, 2016, between Atrinsic, Inc. and Quintel Holdings, Inc. (Incorporated by reference to Exhibit 10.8 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.10

General Release Agreement, effective February 12, 2016, between Atrinsic, Inc. and Quintel Holdings, Inc. (Incorporated by reference to Exhibit 10.9 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.11

Investor Note Exchange Agreement, effective February 12, 2016, among Atrinsic, Inc. and the investors of Atrinsic, Inc. (Incorporated by reference to Exhibit 10.10 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.12

Preferred Stock Exchange Agreement, effective February 12, 2016, among Atrinsic, Inc. and the investors of Atrinsic, Inc. (Incorporated by reference to Exhibit 10.11 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.13

Employment Agreement, effective January 1, 2014, between Protagenic Therapeutics Canada (2006) Inc. and Dr. Robert Ziroyan. (Incorporated by reference to Exhibit 10.12 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.14

Consulting Agreement, as amended, between Protagenic Therapeutics Canada (2006) Inc. and Dr. Dalia Barsyte. (Incorporated by reference to Exhibit 10.13 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.15	Consulting Agreement, effective January 23, 2015, between Protagenic Therapeutics, Inc. and Dr. Robert B. Stein. (Incorporated by reference to Exhibit 10.15 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.16	Consulting Agreement, effective June 3, 2016, between Protagenic Therapeutics, Inc. and Christina Fam Faragalla. (Lotus Clinical Consulting, LLC)**

10.17

Protagenic Therapeutics, Inc. 2006 Employee, Director and Consultant Stock Plan (Incorporated by reference to Exhibit 10.16 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.18

Form of Nonqualified Stock Option Award Agreement under the 2006 Employee, Director and Consultant Stock Plan. (Incorporated by reference to Exhibit 10.17 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.) **

10.19	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.7 to the Form 10.)**

10.20(i)

Technology License Agreement, effective July 21, 2005, between The University of Toronto Innovations Foundation and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.20(ii)

First Amendment to Technology License Agreement, effective February 18, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.21(i)

Sponsored Research Agreement, effective April 1, 2014, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.21(ii)

Amendment to the Sponsored Research Agreement, effective April 1, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(i)

Bridge Loan Agreement, effective April 15, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(ii)

Bridge Loan Agreement, effective May 28, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(iii)

Bridge Loan Agreement, effective July 1, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(iii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(iv)

Bridge Loan Agreement, effective September 1, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(iv) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(v)

Bridge Loan Agreement, effective October 29, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(v) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(vi)

Bridge Loan Agreement, effective December 23, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(vi) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.23

Stock Purchase Agreement, effective December 21, 2015, between Mark Berg and Alexander Arrow. (Incorporated by reference to Exhibit 10.22 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.24	Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)**

10.25

Form of Incentive Stock Option Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.26

Form of Non-Qualified Stock Option Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.27

Letter dated June 17, 2016 from Schulman Lobel Zand Katzen Williams & Blackman LLP re change in Certifying accountant. (Incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)

14.1	Company Code of Business Conduct and Ethics, adopted February 24, 2017.
14.2	Company Guidelines on Significant Corporate Governance Issues, adopted February 24, 2017.
14.3	Company Process for Security Holder Communications with Directors, adopted February 24, 2017.

21.1	Subsidiaries of Atrinsic, Inc. (Incorporated by reference to Exhibit 21.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

23.1	Consent of Marcum LLP

24.1	Power of Attorney (included on signature page).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

99.1	Charter of the Science Committee of the Board of Directors of the Company.

101.INS	XBRL Instance Document (*€)

101.CAL	XBRL Taxonomy Extension Schema Document (*€)

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document (*€)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*€)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*€)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*€)

(*€)	- Filed herewith.
(*)	- Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGENIC THERAPEUTICS, INC.

Date: April 17, 2017	By:	/s/ Garo H. Armen
Garo H. Armen
Chairman (Principal Executive Officer and Duly Authorized Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Garo H. Armen as the undersigned’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Garo H. Armen	Director and Chairman of the Board	April 17, 2017
Garo H. Armen	(Principal Executive Officer)

/s/ Alexander K. Arrow	Chief Financial Officer	April 17, 2017
Alexander K. Arrow	(Principal Financial Officer)

/s/ Robert B. Stein	Director	April 17, 2017
Robert B. Stein

/s/ Khalil Barrage	Director	April 17, 2017
Khalil Barrage

/s/ Gregory H. Ekizian	Director	April 17, 2017
Gregory H. Ekizian

/s/ Joshua Silverman	Director	April 17, 2017
Joshua Silverman

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Protagenic Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Protagenic Therapeutics, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protagenic Therapeutics, Inc., as of December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

New York, NY
April 17, 2017

Protagenic Therapeutics, Inc., and Subsidiaries

 CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,100,398	$3,343
Prepaid expenses	60,417	-

TOTAL CURRENT ASSETS	3,160,815	3,343

EQUIPMENT - NET

	1,097	1,569

OTHER ASSETS	-	6,230

TOTAL ASSETS	$3,161,912	$11,142

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Bridge loan payable - stockholder and accrued interest	$-	$399,103
Accounts payable and accrued expenses	167,987	279,255
Derivative liability	516,870	-

TOTAL CURRENT LIABILITIES	684,857	678,358

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.000001: 20,000,000 shares authorized; 0 shares designated	-	-
Series B convertible preferred stock, $0.000001 par value, 18,000,000 shares authorized, 872,766 shares issued and outstanding at December 31, 2016, and 0 shares issued and outstanding at December 31, 2015	1	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,257,078 shares issued and outstanding at December 31, 2016 , 7,612,838 shares issued and 6,612,838 shares outstanding at December 31, 2015	1,026	761
Additional paid-in-capital	11,239,786	5,886,971
Accumulated deficit	(8,582,123)	(6,306,297)
Treasury stock, at cost $.10 per share, 1,000,000 shares, for December 31, 2015	-	(100,000)
Accumulated other comprehensive loss	(181,635)	(148,651)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,477,055	(667,216)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,161,912	$11,142

See accompanying notes to the consolidated financial statements

Protagenic Therapeutics, Inc., and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRHENSIVE LOSS

	For the year ended December 31,
	2016	2015
OPERATIONS
REVENUE	$-	$-
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	533,693	456,274
General and administrative	1,295,639	568,764
Goodwill impairment	404,169	-
TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	2,233,501	1,025,038
LOSS FROM OPERATIONS	(2,233,501)	(1,025,038)
OTHER (EXPENSE) INCOME
Interest income	907	-
Interest expense - stockholder	(7,162)	(11,473)
Realized loss on foreign exchange transactions	(6,625)	13,089
Change in fair value of derivative liability	(29,445)	-
TOTAL OTHER (EXPENSE) INCOME	(42,325)	1,616
NET LOSS	$(2,275,826)	$(1,023,422)
COMPREHENSIVE LOSS
NET LOSS	$(2,275,826)	$(1,023,422)
Other Comprehensive Loss - net of tax
Foreign exchange translation loss	(32,984)	(1,070)
TOTAL COMPREHENSIVE LOSS	$(2,308,810)	$(1,024,492)
Net loss per share - Basic and Diluted	$(0.43)	$(0.15)
Weighted average common shares - Basic and Diluted	5,306,035	6,613,338

See accompanying notes to the consolidated financial statements

Protagenic Therapeutics, Inc., and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Year Ended December 31, 2016

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Treasury Stock		Other Comprehensive	Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Loss	Equity

BALANCE - December 31, 2014	-	-	7,612,838	$761	$5,409,103	$(5,282,875)	(1,000,000)	$(100,000)	$(147,581)	$(120,592)

Foreign currency translation (loss)									(1,070)	(1,070)
Stock compensation - stock options					477,868					477,868
Net (loss)						(1,023,422)				(1,023,422)

BALANCE - January 1, 2016	-	-	7,612,838	761	5,886,971	(6,306,297)	(1,000,000)	(100,000)	(148,651)	(667,216)

Merger:
Atrinsic shares converted	297,468	1	25,867	3	63,381					63,385
Protagenic shares converted	6,612,838	6	(7,612,838)	(761)	(99,245)		1,000,000	100,000		-
Private offerings, net of expenses	4,108,460	4			4,761,793					4,761,797
Foreign currency translation (loss)									(32,984)	(32,984)
Stock compensation - stock options					546,134					546,134
Conversion of series B Preferred Stock	(10,146,000)	(10)	10,146,000	1,015	(1,005)					-

Conversion of Bridge loan			60,211	6	75,259					75,265
Stock options converted to common			25,000	2	6,498					6,500

Net loss						(2,275,826)				(2,275,826)

BALANCE - December 31, 2016	872,766	$1	10,257,078	$1,026	$11,239,786	$(8,582,123)	$-	$-	$(181,635)	$2,477,055

See accompanying notes to the consolidated financial statements.

Protagenic Therapeutics, Inc., and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,275,826)	$(1,023,422)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	534	143
Goodwill impairment	404,169	-
Stock based compensation	546,134	478,629
Accretion to bridge loan	7,162	11,473
Legal fees satisfied through issuance of Series B preferred stock	150,000	-
Change in fair value of the derivative liability	29,445	-
Changes in operating assets and liabilities
Prepaid expenses	(60,417)	-
Other assets	6,230	(2,916)
Accounts payable and accrued expenses	52,250	154,752

NET CASH USED IN OPERATING ACTIVITIES	(1,140,319)	(381,341)

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of equipment	-	(1,791)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,791)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of stock options	6,500	-
Proceeds from bridge loan	19,000	387,630
Proceeds from issuance of Series B Preferred Stock	4,283,437	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,283,938	387,630

Effect of exchange rate on cash and cash equivalents	(46,564)	(23,888)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,097,055	(19,390)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,343	22,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,100,398	$3,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Debt settled with issuance of Series B preferred stock	$425,265	$-
Reclassification of warrants to derivative liabilities from equity	$487,425	$-
Shares issued in connection with reverse business combination	$404,169	$-
Accrued liabilities paid through the issuances of Series B preferred stock	$150,000	$-
Series B Preferred stock converted to common stock	$10	$-

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Protagenic Therapeutics, Inc. (“we,” “our,” “Protagenic” or “the Company”), a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc., a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

The Company was most recently known as Atrinsic, Inc., a company that was once a reporting company under the Securities Act, but that, in 2012 and 2013, reorganized under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. On February 12, 2016, the Company acquired Protagenic Therapeutics, Inc. through a reverse merger. On June 17, 2016, Protagenic Therapeutics, Inc. (the then wholly-owned subsidiary of Atrinsic, Inc.) was merged with and into Atrinsic, Inc. Atrinsic, Inc. was the surviving corporation in this merger and changed its name from Atrinsic, Inc. to Protagenic Therapeutics, Inc.

The Company originally incorporated as a Delaware corporation under the name Millbrook Acquisition Corp. in 1994. In 2007, Millbrook Acquisition Corp. changed its name to New Motion, Inc. In 2008, New Motion, Inc. merged with Traffix, Inc., pursuant to which Traffix, Inc. became a wholly-owned subsidiary of New Motion, Inc. In 2009, New Motion, Inc. changed its name to Atrinsic, Inc. On June 15, 2012, the Company filed Chapter 11 in the United States Bankruptcy Court in Southern District of New York (Case No. 12-12553). As of that date, the Company terminated all remaining employees and ceased normal business operations.

Prior to March 30, 2012, the Company was a reporting company under the Exchange Act, and filed periodic reports with the Securities and Exchange Commission (“SEC”). On March 30, 2012, the Company filed a Form 15 with the SEC, terminating its obligation to file periodic reports under Sections 13 and 15(d) of the Exchange Act. Prior to the filing of our Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code on June 15, 2012 (the “Plan of Reorganization”), the Company was a marketer of direct-to-consumer subscription products and an Internet search marketing agency. The Company sold entertainment and lifestyle subscription products directly to consumers, which the Company marketed through the Internet. The Company also sold Internet marketing services to our corporate and advertising clients.

The Company emerged from Chapter 11 on June 26, 2013, at which time the Plan of Reorganization was conditionally confirmed by the United States Bankruptcy Court, Southern District of New York. The confirmation was subject to the consummation of the Company’s acquisition of a 51% controlling interest in MomSpot LLC (“MomSpot”), which was subsequently completed on July 12, 2013 (“Emergence Date”). MomSpot’s goal was to be the premier specialty retail affiliate marketing company targeting women between the ages of 24 and 45 who are either mothers or expecting their first child. The Emergence Date was the date the Company adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. At that time, our principal activities were conducted through MomSpot.

On February 12, 2016, the Company acquired Protagenic Therapeutics, Inc. (referred to herein as “Prior Protagenic”) through a reverse merger, pursuant to which all the issued and outstanding shares of Protagenic common stock converted on a 1-for-1 basis into shares of the Company’s Series B Preferred Stock, par value $0.000001 per share. Concurrently with the reverse merger, the Company conducted the first closing of a private offering of our Series B Preferred Stock.

Since the fourth quarter of the 2015 fiscal year, MomSpot’s development plans have been suspended pending receipt of incremental funding. On February 12, 2016, the Company sold its 51% interest of MomSpot to the remaining 49% interest holder through a split off agreement. Additionally, on February 12, 2016, the Company sold its equity interests in 29 wholly-owned subsidiaries.

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

On the Closing Date, all of the issued and outstanding (6,612,838) shares of Prior Protagenic common stock converted, on a 1 for 1 basis, into shares of the Company’s Series B Convertible Preferred Stock, par value $0.000001 per share (“Series B Preferred Stock”). Also on the Closing Date, all of the issued and outstanding options to purchase shares of Prior Protagenic common stock, and all of the issued and outstanding warrants to purchase shares of Prior Protagenic common stock, converted, on a 1 for 1 basis, into options (the “New Options”) and warrants (the “New Warrants”) respectively, to purchase shares of Series B Preferred Stock. New Options to purchase 1,807,744 shares of Series B Preferred Stock, having an average exercise price of approximately $0.87 per share, were issued to Prior Protagenic optionees. New Warrants to purchase 3,403,367 shares of Series B Preferred Stock at an average exercise price of approximately $1.03 per share were issued to holders of Prior Protagenic warrants.

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

Private Offering

Concurrently and a condition of the closing of the Merger, the Company conducted the first closing of an offering (the “Private Offering”) of our Series B Preferred Stock. At the first closing, we sold 2,775,000 shares of Series B Preferred Stock at a purchase price of $1.25 per share, for which we received total gross consideration of $3,468,750. Of this amount, $350,000 consisted of the conversion of outstanding stockholder debt held by Garo H. Armen, our chairman and a member of our board of directors, and $150,000 of legal expenses incurred by Strategic Bio Partners, LLC, on behalf of the stockholders of Predecessor, in conjunction with and as permitted under the terms of the Merger. On March 2, 2016, we completed the second closing of the Private Offering, at which we sold an additional 913,200 shares of Series B Preferred Stock, for total gross proceeds of $1,141,500. On April 15, 2016 we completed the final closing of the Private Offering, at which we issued an additional 420,260 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $525,325. The Company paid commissions, legal and miscellaneous fees aggregating $373,778 associated with these closings. We also issued Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock valued at $146,641 using a Black-Scholes model at an exercise price of $1.25 per share to the Placement Agent and its selected dealers. The Company determined the fair value of the binomial lattice model and the Black-Scholes valuation model to be materially the same. For all three closings, the Company issued 4,108,460 shares of Series B Preferred Stock and raised total gross proceeds of $4,635,575 and total net proceeds of $4,261,797 (or total gross proceeds of $5,135,575 and total net proceeds of $4,761,797 , including the conversion of the $350,000 in principal of stockholder debt, and $150,000 of legal expenses incurred by the Predecessor’s stockholders.

Debt Exchange

Simultaneous with the Merger and the Private Offering, holders of $665,000 of Predecessor debt accompanied with $35,000 in accrued interest exchanged such debt for Predecessor Warrants to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share. The Predecessor Warrants were valued at $340,784 (see Note 6).

Reverse Stock Split

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

As a result of the Reverse Split, 400,000,000 shares of common stock were split into 25,867 shares of common stock. Additionally, as a result of the Reverse Split and in accordance with our certificate of designations for our Series B Preferred Stock, our Series B Preferred Stock immediately and automatically converted into our common stock on a 1-for-1 basis other than any Series B Preferred Stock (i) to the extent (but only to the extent) a Series B Preferred Stock holder would beneficially own greater than 9.99% of our common stock (the “Springing Blocker”) and (ii) such holder has notified the Company in writing that it wants the Springing Blocker to apply to such holder. On July 27, 2016, 10,146,000 of the Company’s 11,018,766 outstanding shares of Series B Preferred Stock were eligible to immediately convert into 10,146,000 shares of the Company’s common stock with 872,766 shares of Series B Preferred Stock remaining as a result of one holder exercising the Springing Blocker. As of December 31, 2016, 10,146,000 shares of the Series B Preferred Stock were converted into 10,146,000 shares of common stock on the records of the Company.

Any Series B Preferred Stock not converted as a result of this provision would automatically convert into common stock as soon as such conversion would not violate the Springing Blocker. Our Series B Preferred Stock will cease to be designated as a separate series of our preferred stock when all of such shares have converted into shares of our common stock.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse split.

NOTE 2 - LIQUIDITY

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,275,826 and $1,023,442 for the years ended December 31, 2016 and 2015, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $8,582,123 as of December 31, 2016. The net loss presented for the twelve months is attributed to goodwill impairment, an increase in professional fees as related to the Merger, and an increase in stock compensation expense. The net loss present for the prior period was attributed to stock compensation expense and research and development expenses. The Company anticipates further losses in the development of its business. The Company had a net working capital of $2,475,958 at December 31, 2016 as a result of the Merger and simultaneous financings. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the third quarter of 2018. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the third quarter of 2018.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the accounts of Atrinsic, Inc., and its wholly owned subsidiary, Protagenic Acquisition Corp, and Protagenic Therapeutics, Inc., which merged with and into Protagenic Acquisition Corp, on February 12, 2016, as well as Protagenic Therapeutics’ wholly-owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the consolidated financial statements include the allocation of the fair value of acquired assets and liabilities associated with the Merger, assessment of goodwill and income tax provisions and allowances, impairment of goodwill, valuation of stock options and warrants and assessment of deferred tax valuation allowance. The Company also relies on estimates for the valuation of stock-based compensation expense and financial instruments.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation ("FDIC"). At times, the Company may have deposits in excess of federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2016 and 2015, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is 3 years. Depreciation expense was not material for the years ended December 31, 2016 and 2015.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company is required to perform impairment reviews annually and more frequently in certain circumstances. The Company performs the annual assessment on December 31.

In accordance with ASC 350–20 “Goodwill”, the Company is able to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two–step goodwill impairment test. If the Company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two–step impairment test for that reporting unit.

Atrinsic’s assets and liabilities acquired in the Merger had a minimal value therefore the Company recorded the fair value of shares given to predecessor stockholders as goodwill. Immediately subsequent to the merger the Company fully impaired the goodwill, in as the predecessor business had limited operations.

The allocation of the consideration transferred is as follows:

Shares issued in connection with Merger:
Atrinsic 25,867 shares Common stock	$32,334
Atrinsic Series A preferred stock as converted to Series B preferred stock, 297,468 shares	371,835
Total value of shares issued to Atrinsic on Merger	404,169
Fair value of net assets identified	-

Goodwill	404,169
Net value of consideration	$-

Goodwill impairment for the year ended December 31, 2016 was $404,169.

Fair Value Measurements

Accounting Standards Codification ASC 820, “Fair Value Measurements and Disclosure,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2016.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$516,870	$—	$—	$516,870	$516,870

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2016:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2015	$—
Issuance of derivative warrants liabilities	487,425
Change in fair value of derivative warrants liabilities	29,445
Balance, December 31, 2016	$516,870

The fair value of the derivative feature of the 127,346 and 295,945 warrants to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following average assumptions:

	February 12, 2016	December 31, 2016
Exercise price	$1.25	$1.25
Risk free interest rate	1.20%	1.93%
Dividend yield	0.00%	0.00%
Expected volatility	156%	219%
Contractual term (in years)	5.0	4.25

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar expected term on the date of the grant.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the warrants’ expected term.

Expected term: The Company’s expected term is based on the remaining contractual maturity of the warrants.

During the year ended December 31, 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $29,445 relating to the change in fair value.

During the year ended December 31, 2016, there was a full impairment of Goodwill which arose at the time of the reverse business combination in the amount of $404,169, a level 3 measurement.

Derivative Liability

The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

Stock-Based Compensation

The Company accounts for stock based compensation costs under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of stock based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock based payments granted to employees, officers, and directors, based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC. 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under ASC 505-50, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee awards unvested are re-measured over the vesting terms and at each reporting date.

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

	Potentially Outstanding Dilutive Common Shares

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	-

Stock Option	2,484,445	1,707,744

Warrant	3,826,658	3,403,367

Total potentially outstanding dilutive common shares	7,183,869	5,051,111

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary’s local currency to be the functional currency for its foreign subsidiary.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB Accounting Standards Update (“ASU”) issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has elected to adopt the methodologies prescribed by ASU 2014-15. The adoption of ASU 2014-15 had no material effect on its financial position or results of operations.

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740). The amendments in ASU 2015-17 change the requirements for the classification of deferred taxes on the balance sheet. Currently, GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not believe the adoption of this standard will have a material effect on the Company’s consolidated financial position and results of operations.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in this Update affect the guidance in Update 2014-09, which is not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31, 2016	December 31, 2015

Legal	$1,190	$186,936
Payroll and related	-	47,388
Patent expense	37,142	29,239
Research and development	116,255	8,128
Other	13,400	7,564

	$167,987	$279,255

NOTE 5 – BRIDGE LOAN PAYABLE – STOCKHOLDER

During January 1, 2015 through February 12, 2016, the Company had entered into a series of bridge loan arrangements for total borrowings received and interest accrued of $425,265 ($399,103 at December 31, 2015) with a major Stockholder and Chairman. The proceeds were used to fund research, development and the general operating activity of the Company. The Company has guaranteed the payment of all principal and interest in the form of the Company’s common stock at a purchase price of $1.25 per share. The loan bears interest at a rate of 10% per annum. The Company recorded interest expense of $7,162 and $11,473 for the years ended December 31, 2016 and 2015, respectively. On February 12, 2016, the Company settled $350,000 of principal and interest by issuing shares of Series B Preferred Stock in the Private Offering at a price of $1.25 per share as part of its private offering. On June 17, 2016, the Company settled the remaining $75,265 in principal and accrued interest by issuing shares of Common Stock at a price of $1.25 per share.

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

 NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Stock-Based Compensation

In connection with the Merger, all of the issued and outstanding options to purchase shares of Prior Protagenic common stock converted, on a 1-for-1 basis, into options (the “New Options”), to purchase shares of our Series B Preferred Stock. The New Options will be administered under Prior Protagenic’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”), which the Company assumed and adopted.

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

There were 2,484,445 options outstanding as of December 31, 2016. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$.26	-	$1.25
Expected dividend yield	0%
Risk free interest rate	1.01%	-	2.43%
Expected life in years	5
Expected volatility	85%	-	213%

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Stock Options

Outstanding January 1, 2016	1,707,744	$0.84	6.45
Granted	1,193,300	$1.25	10.35
Expired	(506,599)	$0.26
Converted	(25,000)	$0.26
Outstanding December 31, 2016	2,369,445	$1.18	9.82

As of December 31, 2016 the Company had 2,484,445 shares issuable under options outstanding at a weighted average exercise price of $1.04 and an intrinsic value of $ $697,820.

On February 12, 2016, the Company issued 100,000 options under the 2006 Plan to its Chief Financial Officer as a sign-on bonus. These options have an exercise price of $1.25 per share, a ten-year term and vest over a three-year period in 35 monthly installments of 0.18 shares and a final installment of 2,778 shares. The terms of the option grant also include full vesting acceleration upon a change of control as defines. The Company recognized compensation expense related to this issuance of $25,696 for the year ended December 31, 2016.

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

On April 15, 2016, the Board granted 1,009,300 options to employees and consultants. These options shall have 10-year expiration dates, 12 to 48 month vesting cycles, and a strike price of $1.25 per share. Having an aggregate fair market value of $1,261,625 on December 31, 2016.

During the year, 17,785 options were granted to former Atrinsic executives. These options have 3-year expiration dates, and a strike price of $1.25 per share. Having an aggregate fair market value of $22,231 on December 31, 2016.

The total number of options granted and vested during the year ended December 31, 2016 and 2015 was 1,308,300 and 1,272,982, respectively. The exercise price for these options was $1.25 per share.

The Company recognized compensation expense related to options issued of $546,134 and $477,868 during the years ended December 31, 2016 and 2015, respectively, which is included in general and administrative expenses.

On June 17, 2016, the stockholders of the Company approved the adoption of the 2016 equity compensation plan at the Special Meeting. No further options will be granted under the 2006 equity compensation plan, which we assumed in connection with the Merger.

On July 31, 2016 25,000 options were exercised into common stock of the Company for $6,500.

On October 26, 2016, the Board granted 25,000 options to an employee. These options shall have 10-year expiration dates, a 48 month vesting cycle with a one-year cliff, and a strike price of $1.25 per share.

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

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants

Outstanding January 1, 2016	3,403,367	$1.03	5.80
Granted	423,291	$1.25	4.12
Outstanding December 31, 2016	3,826,658	$1.05	5.61

As of December 31, 2016 the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.07 and an intrinsic value of $763,342.

NOTE 8 – INCOME TAXES

The components of (loss) income before income taxes are as follows:

	2016	2015
Domestic	(2,182,114)	(747,693)
Foreign	(93,712)	(275,729)
(Loss) income before income taxes	(2,275,826)	(1,023,422)

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2016 and 2015.

For the years ended December 31, 2016 and 2015, a reconciliation of the Company’s effective tax rate to the statutory U.S. Federal rate is as follows:

	2016	2015
Income taxes at Federal statutory rate	(34.0%)	(34.0%)
State income taxes, net of Federal income tax effect	(16.0%)	(13.0%)
Perm difference	(7.0%)	0.0%
Foreign tax rate differential	(0.2%)	2.4%
Change in valuation allowance	50.4%	43.5%
Other	6.8%	1.1%
Income tax provision	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	2016	2015
U.S. net operating loss carryforwards	1,733,000	563,000
Stock compensation	(29,000)	206,000
Canadian Provincial income tax losses	116,000	402,000
Canadian Provincial scientific investment tax credits	56,000	201,000
	1,876,000	1,372,000
Valuation allowance	(1,876,000)	(1,372,000)
Net deferred tax assets	-	-

As of December 31, 2016 and 2015, the Company had federal net operating loss carryforwards (“NOL”) of approximately $4,035,000 and $1,310,000, respectively. The losses expire beginning in 2024. The Company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 has occurred. The effect of an ownership change would be the imposition of annual limitation on the use of NOL carryforwards attributable to periods before the change Any limitation may result in expiration of a portion of the NOL before utilization. As of December 31, 2016 and 2015, the Company had state and local net operating loss carryforwards of approximately $4,027,000 and $1,303,000, respectively, to reduce future state tax liabilities also through 2035.

As of December 31, 2016 and 2015, the Company had Canadian NOL of approximately $1,174,000 and $1,256,000, respectively. The Canadian losses expire in stages beginning in 2026. As of December 31, 2016 and 2015, the Company also has unclaimed Canadian federal scientific research and development investment tax credits, which are available to reduce future federal taxes payable of approximately $56,000 and $201,000, respectively.

As a result of losses and uncertainty of future profit, the net deferred tax asset has been fully reserved. The net change in the valuation allowance during the years ended December 31, 2016 and 2015 was an increase of $242,000 and $445,000, respectively.

Foreign earnings are assumed to be permanently reinvested. U.S. Federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The Company recognizes interest and penalties related to uncertain tax positions in selling, general and administrative expenses. The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2016 and 2015.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2013.

NOTE 9 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto, a stockholder of the Company (the “University”) entered into an agreement effective December 14, 2004 (the “Research Agreement”) for the performance of a research project titled “Evidence for existence of TCAP receptors in neurons” (the “Project”). The Research Agreement expired on March 31, 2013.

The Company and the University entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism" (the “New Project”). The New Project is to perform research related to work done by a professor at the University and stockholder of the Company (the “Professor”) in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, the Professor entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2016. In February 2017, the New Research Agreement was extended to December 31, 2016 which allows for further development of the technologies and use of their applications. Upon expiration of the agreement, payments to the University and research support from the University will suspend until an agreement can be made.

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a 10 year period which ends on April 1, 2022. As of December 31, 2016, the Professor has been granted 483,299 stock options, of which 297,190 are fully vested, at an exercise price of $1.00 exercisable over 10 or 13 year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026 or on March 1, 2027.

The sponsorship research and development expenses pertaining to the Research Agreements were $65,252 and $10,584 for the year ended December 31, 2016 and 2015, respectively.

NOTE 10 - LICENSING AGREEMENTS

On July 31, 2005, the Company had entered into a Technology License Agreement (“License Agreement”) with the University pursuant to which the University agreed to license to the Company patent rights and other intellectual property, among other things (the “Technologies”). The Technology License Agreement was amended on February 18, 2015 and currently does not provide for an expiration date.

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the years ended December 31, 2016 and 2015 and therefore was not subject to paying any royalties.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

As the agreement above expired, the Company issued a consulting agreement in its place that extended the majority of the terms of the employment agreement on a month-to-month basis. As a consultant, he is responsible for financial reporting, data compilation, and document retrieval services, reporting to the Chief Financial Officer, and to endeavor to secure non-dilutive grant funding for the Company. Prior to January 1, 2016, the Consultant had been granted 250,000 stock options, which are fully vested, at exercise prices of $0.26, $1.00, and $1.25 exercisable over 10 year periods which ends either August 1, 2016 or March 9, 2025. The consultant will be paid $2,000 per month for the remainder of the year ended December 31, 2016 and is eligible for bonus payments both contingent and not contingent on obtaining non-dilutive grant financing for the Company. Either party may terminate the agreement (a) immediately at any time upon written notice to the other party in the event of a breach of the agreement by the other party which cannot be cured (i.e. breach of the confidentiality obligations) and or (b) at any time without cause upon not less than fifteen (15) days’ prior written notice to the other party. Upon expiration or termination, neither the Company nor Consultant will have any further obligations under the consulting agreement.

The Company has accrued $41,595 to the Consultant for research and development projects during the year ended December 31, 2016 and paid $0 during the year ended December 31, 2016.

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

The Company has accrued $22,656 to pay the Consultant for research and development projects during the year ended December 31, 2016 and paid $10,861 during the year ended December 31, 2016.

Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date up through the date that the condensed consolidated financial statements were filed, and determined that other than noted above, there were subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements.