Form 10-K/A
period 2016-12-31
Protagenic Therapeutics, Inc.\new
filed 2017-05-08
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, based on a closing price as reported on the OTCQB of $16.667 was approximately $4,957,899.

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

Pursuant to a registration statement declared effective by the SEC on February 8, 2017, we registered the shares of common stock underlying the Series B Preferred Stock and the Placement Agent Warrants issued in the 2016 Private Placement for public resale by the selling stockholders named therein and their assigns. The Company is required to update and maintain the effectiveness of this registration statement until February 8, 2018.

Debt Exchange

Simultaneous with the Merger and the Private Offering, holders of $665,000 of Atrinsic’s debt accompanied with $35,000 in accrued interest exchanged such debt for five-year warrants of Predecessor (the “Predecessor Warrants”) to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share.

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

Process Development and Manufacturing

In parallel with the Company’s external CRO research studies, the Company is pursuing good manufacturing practices (cGMP) synthesis of PT00114. The Company anticipates that it may obtain enough TCAP in July 2017 to supply its Phase I human clinical trials anticipated to begin in 2018. The Company intends to secure at least two supplier relationships for sourcing synthesized human PT00114.

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

We incurred approximately $417,866 and $456,000 for research and development activities for the years ended December 31, 2016 and 2015, respectively.

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

Although our common stock is currently quoted on the OTCBQ (an interdealer electronic quotation system operated by OTC Markets Group, Inc.) under the symbol “PTIX”, trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of our common stock. There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

In connection with the 2016 Private Placement, the Placement Agent and its selected dealers were paid total cash commissions of $334,183 and the Placement Agent was paid an expense allowance of $15,000 and was issued (together with its selected dealers) Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock at an exercise price of $1.25 per share.

Conversion of Debt to Equity

Garo H. Armen, our Chairman and principal stockholder, purchased shares of Series B Preferred Stock in the Private Offering in exchange for the cancellation of $350,000 of loans made by him, plus accrued and unpaid interest on these loans.

During 2013 and 2012, Mr. Armen made loans to us in the amount of $310,000. The proceeds of the loans were used to fund research, development and general operating activity of Protagenic. The loans accrued interest at the rate of 10% per annum. In February 2013, in connection with a capital raise by Protagenic, the loans and accrued interest thereon, totaling $317,789, were converted into Protagenic warrants to purchase 953,367 shares of Protagenic common stock at an exercise price of $1.00 per share. Other than with respect to the payment of the purchase price for the securities by the conversion of debt, Mr. Armen participated in this capital raise on the same terms as all other investors.

From April 15, 2015 through October 29, 2015, Mr. Armen made five loans to Protagenic. The proceeds of the loans were used to fund research, development and general operating activity of Protagenic. The loans accrued interest at the rate of 10% per annum. Principal and accrued interest on these loans, totaling approximately $350,000, were converted into shares of Series B Preferred Stock in the Private Offering at a price of $1.25 per share.

On December 21, 2015, Dr. Alexander K. Arrow purchased 60,000 shares of common stock of Protagenic from Mark Berg at a per share purchase price equal to $0.50 for an aggregate purchase price of $30,000. In addition, Dr. Arrow purchased 58,260 shares of Series B Preferred Stock in the Private Offering, on the same terms as all other investors.

Effective December 23, 2015, Mr. Armen entered into an additional loan agreement with Protagenic pursuant to which he agreed to loan Protagenic up to $150,000. The loans under this Agreement accrued interest at the rate of 10% per year. The principal and interest on these loans is convertible into common stock at a price of $1.25 per share. On December 23, 2015, Protagenic borrowed $37,628 of the $150,000 available Borrowings under the agreement.

Effective June 17, 2016, the Board of Directors determined that it was in the best interest of the Company to convert the last remaining portion of debt owed to Mr. Armen into equity, per the terms of the loan agreements. The sum total of remaining debt and accumulated interest as of December 31, 2016 was $0.

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

On February 12, 2016, Protagenic Therapeutics, Inc. merged into Protagenic Acquisition Corp., a wholly-owned subsidiary of Atrinsic, Inc., and raised gross proceeds of approximately $4.6 million in the 2016 Private Placement exclusive of $500,000 of debt that was converted as part of the offering. All previous lines of business of Atrinsic, Inc. where theretofore dropped in favor of the field of neurologic drug development. On June 17, 2016, Protagenic Therapeutics, Inc. was merged with and into Atrinsic. Atrinsic was the surviving corporation in this merger and changed its name from Atrinsic to Protagenic Therapeutics, Inc.

Results of Operations

We are a development stage company currently performing clinical trials to obtain FDA approval and commercialization of our product.

During the year ended December 31, 2016, we incurred a loss from operations of $2,233,501 as compared to $1,025,038 for the year ended December 31, 2015. The increase in the loss is due to an decrease in research and development expense of $38,408 from $456,274 for the year ended December 31, 2015 to $417,866 for the year ended December 31, 2016 due to IND-preparatory preclinical experimentation conducted during 2016 that did not have precedent during 2015, and an increase in general and administrative expenses of $842,702 from $568,764 for the year ended December 31, 2015 to $1,411,466 for the year ended December 31, 2016, which included expenses relating to, but not directly attributed to, the equity stock offering that occurred in February through April 2016 and the new professional fee expenses associated with being a post-merger public company. In addition, during the year ended December 31, 2016, we incurred an impairment of goodwill of $404,169. The impairment was the result of the current operating focus being shifted to the operations of Protagenic rather than the pre-merger Atrinsic, Inc.

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

For all three closings, we raised total gross proceeds of $4,635,575 and total net proceeds of $4,261,797 (or total gross proceeds of $5,135,575 and total net proceeds of $4,783,438, including the conversion of the $350,000 in stockholder debt and $150,000 in legal expenses referred to above). We issued 4,108,460 shares of Series B Preferred Stock to investors in the 2016 Private Placement. The Placement Agent and its selected dealers were paid total cash commissions of $334,183 and the Placement Agent was paid an expense allowance of $15,000 and was issued (together with its selected dealers) Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock at an exercise price of $1.25 per share.

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

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-21 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluations of Our Disclosure Controls

Pursuant to Rule 13a–15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Board of Directors and the Chief Executive Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a–15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure due to the following:

               1.            Lack of Segregation of Duties; Management is aware that there is a lack of segregation of accounting duties as a result of limited personnel.

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

As of December 31, 2016, management has not completed a proper evaluation, risk assessment and monitoring of the Company's internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting:

1.

We lack the necessary corporate accounting resources to maintain adequate segregation of duties. We currently rely heavily our Executive Chairman, for most every key financial duty and he has access to materially all of our financial information. Such a lack of segregation of duties is typical in a company with limited resources. Although the Company's Executive Chairman and Board of Directors review the financial statements and would most likely discover any misappropriation of funds, this cannot be assured by the existing system.

2.	The Company did not perform a proper evaluation, risk assessment or monitor their internal controls over financial reporting.

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

Andrew Slee, Development Advisor. Andy Slee joined us in April 2016. During his career, he has taken several drugs from inception through all their pre-clinical and early  clinical testing. During the past five years he has worked for Preclinical CROs, immune-oncology companies and natural product companies focusing on anti-infectives, cancer, CNS, diabetes and inflammatory diseases. Spreading his influence beyond a single company, he created and ran his own Contract Research Organization (CRO), VivoSource Laboratories, which for ten years from 2003 to 2013 provided preclinical proof of concept catering to biopharmaceutical companies. For the 18 years before that, Mr. Slee shepherded multiple pharma targets in several therapeutic areas from inception onward at DuPont Pharmaceuticals. He is a graduate of Syracuse University and Leeds University

Christina Faragalla, Director of Project Management, joined us in June 2016. Ms. Faragalla is responsible for managing communication and timelines in the Company’s development projects, as well as being the Company’s primary interface with its Contract Research Organizations (CROs). Prior to working with the Company, Ms. Faragalla served in roles both on the sponsor and CRO side. From 2010-2014 she worked with large Pharma clients overseeing late phase CNS programs at PAREXEL.  From 2014-2016, she transitioned to exclusively serving emerging biotech clients in early development while at at Novella Clinical, a division of Quintiles CRO, running several first-in-man clinical trials. She is an expert in Global Clinical Operations, SOP Development and Harmonization, Translational medicine, POC to Early and Late phase drug development, IND to NDA to large registries and post marketing trials. She holds a MS Clinical Research Administration from George Washington University, and a BS in Biology from Rutgers College.

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

------------------------------------------

Employment Arrangements with Officers and Directors

Dr. Alexander Arrow, our Chief Financial Officer, receives base compensation of $125,000 per year for his part-time work for us. In addition, Dr. Arrow received 100,000 options under the 2006 Plan as a sign-on bonus when he joined us and 140,000 options under the 2016 plan on April 15, 2016. These options have an exercise price of $1.25 per share, a ten-year term and vest over a three-year period in 35 monthly installments of 2,778 shares and a final installment of 2,770 shares and 3,889 shares and a final installment of 3,885 shares, respectively. The terms of Dr. Arrow’s option grant also include full vesting acceleration upon a change of control. Drs. Arrow and Armen are the only two executive officers of the Company.

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

Option Grants and Stock Awards

As of December 31, 2016, we had outstanding stock options to purchase 2,484,445 shares at an average exercise price of approximately $1.18 per share. Included in the total outstanding stock options were 100,000 stock options granted under the 2006 Plan in 2016 at an exercise price of $1.25 and 1,208,300 nonqualified stock options granted under the 2016 Plan in 2016 to our executive officers and others at an exercise price of $1.25 per share.

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

Name and address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Beneficial Ownership

Garo H. Armen(1)	3,979,936	(2)	46

Robert B. Stein(1)	114,995	(3)	1

Khalil Barrage(1)	224,375	(4)	3

Alexander K. Arrow(1)	210,487	(5)	2

Larry N. Feinberg 808 North St., Greenwich, CT 06831	800,000	(6)	9

Gregory H. Ekizian(1)	624,375	(7)	7

David A. Lovejoy	480,207	(8)	6

Josh Silverman(1)	24,375	(9)	*

Strategic Bio Partners LLC (10) 777 Third Avenue 30th Floor New York, NY 10017	2,193,413	(11)	25

All directors and executive officers as a group (6 persons)	5,178,543	(12)

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

During 2013 and 2012, Mr. Armen made loans to us in the amount of $310,000. The proceeds of the loans were used to fund research, development and general operating activity of Protagenic. The loans accrued interest at the rate of 10% per annum. In February 2013, in connection with a capital raise by Protagenic, the loans and accrued interest thereon, totaling $317,789, were converted into Protagenic warrants to purchase 953,367 shares of Protagenic common stock at an exercise price of $1.00 per share. Other than with respect to the payment of the purchase price for the securities by the conversion of debt, Mr. Armen participated in this capital raise on the same terms as all other investors.

From April 15, 2015 through October 29, 2015, Mr. Armen made five loans to Protagenic. The proceeds of the loans were used to fund research, development and general operating activity of Protagenic. The loans accrued interest at the rate of 10% per annum. Principal and accrued interest on these loans, totaling approximately $350,000, were converted into shares of Series B Preferred Stock in the Private Offering at a price of $1.25 per share.

On December 21, 2015, Dr. Alexander K. Arrow purchased 60,000 shares of common stock of Protagenic from Mark Berg at a per share purchase price equal to $0.50 for an aggregate purchase price of $30,000. In addition, Dr. Arrow purchased 58,260 shares of Series B Preferred Stock in the Private Offering, on the same terms as all other investors.

Effective December 23, 2015, Mr. Armen entered into an additional loan agreement with Protagenic pursuant to which he agreed to loan Protagenic up to $150,000. The loans under this Agreement accrued interest at the rate of 10% per year. The principal and interest on these loans is convertible into common stock at a price of $1.25 per share. On December 23, 2015, Protagenic borrowed $37,628 of the $150,000 available Borrowings under the agreement.

Effective June 17, 2016, the Board of Directors determined that it was in the best interest of the Company to convert the last remaining portion of debt owed to Mr. Armen into equity, per the terms of the loan agreements. The sum total of remaining debt and accumulated interest as of December 31, 2016 was $0.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees for services provided and reasonably expected to be billed by Marcum LLP. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2016 and 2015.

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

Tax Fees: For the fiscal years ended December 31, 2016 and 2015, there were no tax fees, respectively.

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

14.1	Company Code of Business Conduct and Ethics, adopted February 24, 2017.
14.2	Company Guidelines on Significant Corporate Governance Issues, adopted February 24, 2017.
14.3	Company Process for Security Holder Communications with Directors, adopted February 24, 2017.

21.1	Subsidiaries of Atrinsic, Inc. (Incorporated by reference to Exhibit 21.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

23.1	Consent of Marcum LLP

24.1	Power of Attorney (included on signature page).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

99.1	Charter of the Science Committee of the Board of Directors of the Company.

[100.1]	[XBRL-related documents]

[101.1]	[Interactive Data Files]

**	Designates management contracts and compensation plans (and filed herewith, except as expressly stated otherwise)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGENIC THERAPEUTICS, INC.

Date: May 5, 2017	By:	/s/ Garo H. Armen
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

Signatures	Title	Date

/s/ Garo H. Armen	Director and Chairman of the Board	May 5, 2017
Garo H. Armen	(Principal Executive Officer)

/s/ Alexander K. Arrow	Chief Financial Officer	May 5, 2017
Alexander K. Arrow	(Principal Financial Officer)

/s/ Robert B. Stein	Director	May 5, 2017
Robert B. Stein

/s/ Khalil Barrage	Director	May 5, 2017
Khalil Barrage

/s/ Gregory H. Ekizian	Director	May 5, 2017
Gregory H. Ekizian

/s/ Joshua Silverman	Director	May 5, 2017
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

See accompanying notes to the consolidated financial statements

Protagenic Therapeutics, Inc., and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRHENSIVE LOSS

	For the year ended December 31,
	2016	2015
OPERATIONS
REVENUE	$-	$-
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	417,866	456,274
General and administrative	1,411,466	568,764
Goodwill impairment	404,169	-
TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	2,233,501	1,025,038
LOSS FROM OPERATIONS	(2,233,501)	(1,025,038)
OTHER (EXPENSE) INCOME
Interest income	907	-
Interest expense - stockholder	(7,162)	(11,473)
Realized gain (loss) on foreign exchange transactions	(6,625)	13,089
Change in fair value of derivative liability	(29,445)	-
TOTAL OTHER (EXPENSE) INCOME	(42,325)	1,616
NET LOSS	$(2,275,826)	$(1,023,422)
COMPREHENSIVE LOSS
NET LOSS	$(2,275,826)	$(1,023,422)
Other Comprehensive Loss - net of tax
Foreign exchange translation loss	(32,984)	(1,070)
TOTAL COMPREHENSIVE LOSS	$(2,308,810)	$(1,024,492)
Net loss per share - Basic and Diluted	$(0.43)	$(0.15)
Weighted average common shares - Basic and Diluted	5,306,035	6,613,338

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

Protagenic Therapeutics, Inc., and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,275,826)	$(1,023,422)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	534	143
Goodwill impairment	404,169	-
Stock based compensation	546,134	478,629
Accretion to bridge loan	7,162	11,473
Legal fees satisfied through issuance of Series B preferred stock	150,000	-
Change in fair value of the derivative liability	29,445	-
Changes in operating assets and liabilities
Prepaid expenses	(60,417)	-
Other assets	6,230	(2,916)
Accounts payable and accrued expenses	52,250	154,752

NET CASH USED IN OPERATING ACTIVITIES	(1,140,319)	(381,341)

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of equipment	-	(1,791)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,791)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of stock options	6,500	-
Proceeds from bridge loan	19,000	387,630
Proceeds from issuance of Series B Preferred Stock	4,258,438	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,283,938	387,630

Effect of exchange rate on cash and cash equivalents	(46,564)	(23,888)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,097,055	(19,390)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,343	22,733

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,100,398	$3,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Debt settled with issuance of Series B preferred stock	$425,265	$-
Reclassification of warrants to derivative liabilities from equity	$487,425	$-
Shares issued in connection with reverse business combination	$404,169	$-
Accrued liabilities paid through the issuances of Series B preferred stock	$150,000	$-
Series B Preferred stock converted to common stock	$10	$-

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

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the consolidated financial statements include the allocation of the fair value of acquired assets and liabilities associated with the Merger, income tax provisions, impairment of goodwill, valuation of stock options and warrants and assessment of deferred tax asset valuation allowance.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2016:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2015	$—
Reclassification of warrants to derivative liabilities from equity	487,425
Change in fair value of derivative warrants liabilities	29,445
Balance, December 31, 2016	$516,870

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

Stock-Based Compensation

The Company accounts for stock based compensation costs under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of stock based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC. 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under ASC 505-50, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee awards unvested are re-measured over the vesting terms at each reporting date.

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

	Potentially Outstanding Dilutive Common Shares

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	-

Stock Option	2,484,445	1,707,744

Warrant	3,826,658	3,403,367

Total potentially outstanding dilutive common shares	7,183,869	5,111,111

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

There were 2,484,445 options outstanding as of December 31, 2016. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$.26	-	$1.25
Expected dividend yield	0%
Risk free interest rate	1.01%	-	2.43%
Expected life in years	5
Expected volatility	85%	-	213%

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Stock Options

Outstanding January 1, 2016	1,707,744	$0.84	6.45
Granted	1,308,300	$1.25	10.35
Expired	(506,599)	$0.26
Converted	(25,000)	$0.26
Outstanding December 31, 2016	2,484,445	$1.18	9.82

As of December 31, 2016 the Company had 2,484,445 shares issuable under options outstanding at a weighted average exercise price of $1.18 and an intrinsic value of $ $171,537.

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

As of December 31, 2016 the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $763,342.

NOTE 8 – INCOME TAXES

The components of loss before income taxes are as follows:

	2016	2015
Domestic	(2,182,114)	(747,693)
Foreign	(93,712)	(275,729)
Loss before income taxes	(2,275,826)	(1,023,422)

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2016 and 2015.

For the years ended December 31, 2016 and 2015, a reconciliation of the Company’s effective tax rate to the statutory U.S. Federal rate is as follows:

	2016	2015
Income taxes at Federal statutory rate	(34.0%)	(34.0%)
State income taxes, net of Federal income tax effect	(16.0%)	(13.0%)
Perm difference	(7.0%)	0.0%
Foreign tax rate differential	(0.2%)	2.4%
Change in valuation allowance	50.4%	43.5%
Other	6.8%	1.1%
Income tax provision	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	2016	2015
U.S. net operating loss carryforwards	1,899,000	563,000
Stock compensation	(449,000)	206,000
Canadian Provincial income tax losses	116,000	402,000
Canadian Provincial scientific investment tax credits	56,000	201,000
	2,520,000	1,372,000
Valuation allowance	(2,520,000)	(1,372,000)
Net deferred tax assets	-	-

As of December 31, 2016 and 2015, the Company had federal net operating loss carryforwards (“NOL”) of approximately $4,338,000 and $1,310,000, respectively. The losses expire beginning in 2024. The Company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 has occurred. The effect of an ownership change would be the imposition of annual limitation on the use of NOL carryforwards attributable to periods before the change Any limitation may result in expiration of a portion of the NOL before utilization. As of December 31, 2016 and 2015, the Company had state and local net operating loss carryforwards of approximately $4,331,000 and $1,303,000, respectively, to reduce future state tax liabilities also through 2035.

As of December 31, 2016 and 2015, the Company had Canadian NOL of approximately $771,000 and $1,256,000, respectively. The Canadian losses expire in stages beginning in 2026. As of December 31, 2016 and 2015, the Company also has unclaimed Canadian federal scientific research and development investment tax credits, which are available to reduce future federal taxes payable of approximately $56,000 and $201,000, respectively.

As a result of losses and uncertainty of future profit, the net deferred tax asset has been fully reserved. The net change in the valuation allowance during the years ended December 31, 2016 and 2015 was an increase of $1,148,000 and $445,000, respectively.

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

The sponsorship research and development expenses pertaining to the Research Agreements were $65,252 and $10,584 for the years ended December 31, 2016 and 2015, respectively.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date up through the date that the consolidated financial statements were filed, and determined that other than noted above, there were subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.