Form 10-Q
period 2017-03-31
Protagenic Therapeutics, Inc.\new
filed 2017-05-15
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)
⌧ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017
or ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	⌧
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

Yes ☐     No ⌧

As of May 15, 2017, there were 10,257,078 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Protagenic Therapeutics, Inc., and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,744,996	$3,100,398
Prepaid expenses	24,167	60,417

TOTAL CURRENT ASSETS	2,769,163	3,160,815

EQUIPMENT - NET	215	1,097

TOTAL ASSETS	$2,769,378	$3,161,912

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$75,823	$167,987
Derivative liability	516,987	516,870

TOTAL CURRENT LIABILITIES	592,810	684,857

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.000001: 20,000,000 shares authorized; 0 shares designated	-	-
Series B convertible preferred stock, $0.000001 par value, 18,000,000 shares authorized, 872,766 shares issued and outstanding at March 31, 2017 and December 31, 2016	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,257,078 shares issued and outstanding at March 31, 2017, and December 31, 2016	1,026	1,026
Additional paid-in-capital	11,595,122	11,239,786
Accumulated deficit	(9,239,976)	(8,582,123)
Accumulated other comprehensive loss	(179,605)	(181,635)

TOTAL STOCKHOLDERS' EQUITY	2,176,568	2,477,055

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,769,378	$3,161,912

See accompanying notes to the condensed consolidated financial statements

Protagenic Therapeutics, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRHENSIVE LOSS

	For the three months ended March 31,

	2017	2016
OPERATIONS	(Unaudited)	(Unaudited)
REVENUE	$-	$-

OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	138,812	48,515
General and administrative	519,108	273,058
Goodwill impairment	-	404,169

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	657,920	725,742

LOSS FROM OPERATIONS	(657,920)	(725,742)

OTHER INCOME (EXPENSE)

Interest income	184	-
Interest expense - stockholder	-	(5,394)
Realized loss on foreign exchange transactions	-	(7,142)
Change in fair value of derivative liability	(117)	(1,507)

TOTAL OTHER INCOME (EXPENSE)	67	(14,043)

NET LOSS	$(657,853)	$(739,785)

COMPREHENSIVE LOSS

NET LOSS	$(657,853)	$(739,785)

Other Comprehensive Income - net of tax
Foreign exchange translation gain	2,030	424

TOTAL COMPREHENSIVE LOSS	$(655,823)	$(739,361)

Net loss per share - Basic and Diluted	$(0.06)	$(52.83)

Weighted average common shares - Basic and Diluted	10,257,078	13,995

 See accompanying notes to the condensed consolidated financial statements

Protagenic Therapeutics, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2017
(Unaudited)

	Series B Convertible
	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other	Stockholders'
	Shares	Amount	Shares	Amount	in-Capital	Deficit	Comprehensive Loss	Equity

BALANCE - December 31, 2016	872,766	$1	10,257,078	$1,026	$11,239,786	$(8,582,123)	$(181,635)	$2,477,055

Foreign currency translation gain							2,030	2,030
Stock compensation - stock options					355,336			355,336

Net loss						(657,853)		(657,853)

BALANCE - March 31, 2017	872,766	$1	10,257,078	$1,026	$11,595,122	$(9,239,976)	$(179,605)	$2,176,568

See accompanying notes to the condensed consolidated financial statements

Protagenic Therapeutics, Inc., and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(657,853)	$(739,785)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	917	82
Goodwill impairment	-	404,169
Stock based compensation	355,336	102,908
Accretion to bridge loan	-	5,394
Legal fees satisfied through issuance of Series B preferred stock	-	150,000
Change in fair value of the derivative liability	117	1,507
Changes in operating assets and liabilities
Prepaid expenses	36,250	-
Other receivables	-	6,428
Accounts payable and accrued expenses	(92,164)	11,906

NET CASH USED IN OPERATING ACTIVITIES	(357,397)	(57,391)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from bridge loan	-	19,000
Proceeds from issuance of Series B Preferred Stock	-	3,778,250

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,797,250

Effect of exchange rate on cash and cash equivalents	1,995	7,565

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(355,402)	3,747,424

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,100,398	3,343

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,744,996	$3,750,767

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Warrants issued to placement agent	$-	$146,641
Warrants issued for Atrinsic debt settlement and conversion	$-	$340,784
Debt settled with issuance of Series B preferred stock	$-	$350,000
Reclassification of warrants to derivative liabilities from equity	$-	$487,425
Shares issued in connection with reverse business combination	$-	$404,169
Accrued liabilities paid through the issuances of Series B preferred stock	$-	$125,000

See accompanying notes to the condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Protagenic Therapeutics, Inc. (“we,” “our,” “Protagenic” or “the Company”), a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc., is a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

The Company was most recently known as Atrinsic, Inc., a company that was once a reporting company under the Securities Act, but that, in 2012 and 2013, reorganized under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. On February 12, 2016, the Company acquired Protagenic Therapeutics, Inc. (“Prior Protagenic”) through a reverse merger. On June 17, 2016, Protagenic Therapeutics, Inc. (the then wholly-owned subsidiary of Atrinsic, Inc.) was merged with and into Atrinsic, Inc. Atrinsic, Inc. was the surviving corporation in this merger and changed its name from Atrinsic, Inc. to Protagenic Therapeutics, Inc.

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

NOTE 2 - LIQUIDITY

The Company continually projects anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As shown in the accompanying consolidated condensed financial statements, the Company incurred a net loss of $657,853 and $739,785 for the three months ended March 31, 2017 and 2016, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $9,239,976 as of March 31, 2017. The Company anticipates further losses in the development of its business. The Company had a net working capital of $2,176,353 at March 31, 2017. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the third quarter of 2018. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the third quarter of 2018.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2017 and 2016. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2016, which contains the audited financial statements and notes thereto, for the years ended December 31, 2016 and 2015 included within the Company’s Form 10-K filed with the SEC on April 18, 2017. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future interim periods.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the consolidated financial statements include the allocation of the fair value of acquired assets and liabilities associated with the Merger, income tax provisions, impairment of goodwill, valuation of stock options and warrants and assessment of deferred tax asset valuation allowance.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2017 and December 31, 2016, the Company did not have any cash equivalents.

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

Atrinsic’s assets and liabilities acquired in the Merger had a minimal value therefore the Company recorded the fair value of shares given to predecessor stockholders as goodwill. Immediately subsequent to the merger the Company fully impaired the goodwill.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of March 31, 2017.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$516,987	$—	$—	$516,987	$516,987

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2016.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$516,870	$—	$—	$516,870	$516,870

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended March 31, 2017:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2016	$516,870
Change in fair value of derivative warrants liabilities	117
Balance, March 31, 2017	$516,987

The fair value of the derivative feature of the 127,346 and 295,945 warrants to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following assumptions:

	February 12, 2016	December 31, 2016	March 31, 2017
Exercise price	$1.25	$1.25	$1.25
Risk free interest rate	1.20%	1.93%	1.93%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	156%	219%	278%
Contractual term (years)	5.0	4.25	4.0

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar expected term on the date of the grant.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the warrants’ contractural term.

Contractural term: The Company’s contractural term is based on the remaining contractual maturity of the warrants.

The use of a Monte Carlo or lattice model for these calculations would not have resulted in a material difference.

During the three months ended March 31, 2017 and 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $117 and $1,507, respectively, relating to the change in fair value.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

	Potentially Outstanding Dilutive Common Shares

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	10,598,506

Stock Options	2,613,299	1,391,146

Warrants	3,726,658	3,826,658

Total potentially outstanding dilutive common shares	7,212,723	15,816,310

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31, 2017	December 31, 2016

Legal	$-	$1,190
Accounting	25,107	-
Patent expense	-	37,142
Research and development	46,121	116,255
Other	4,595	13,400

	$75,823	$167,987

NOTE 5 - DERIVATIVE LIABILITIES

Upon closing of the private placement transactions on February 12, 2016, the Company issued 127,346 and 295,945 warrants, to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively, to purchase the Company’s Series B Preferred Stock with an exercise price of $1.25 and a five-year term. The warrants have a cashless exercise feature that requires the Company to classify the warrants as derivative liabilities.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

There were 2,613,299 options outstanding as of March 31, 2017. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.00	-	$1.25
Expected dividend yield		0%
Risk free interest rate	1.93%	-	2.40%
Expected life in years	4.60	-	9.84
Expected volatility	210%	-	266%

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Stock Options

Outstanding January 1, 2017	2,484,445	$1.18	9.82
Granted	150,000	1.25	4.60
Expired	(21,146)	1.00
Outstanding March 31, 2017	2,613,299	$1.14	8.17

As of March 31, 2017 and December 31, 2016, the options outstanding had an intrinsic value of $166,250 and $171,537, respectively.

The total number of options granted during the three months ended March 31, 2017 and 2016 was 150,000 and 161,582, respectively. The exercise price for these options was $1.25 per share.

The Company recognized compensation expense related to options issued of $355,336 and $102,908 during the three months ended March 31, 2017 and 2016, respectively, which is included in general and administrative expenses.

Warrants:

In connection with the Merger, all of the issued and outstanding warrants to purchase shares of Prior Protagenic common stock, converted, on a 1-for-1 basis, into new warrants (the “New Warrants”) to purchase shares of our Series B Preferred Stock.

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

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Warrants

Outstanding January 1, 2017	3,826,658	$1.02	5.72
Expired	100,000	1.25
Outstanding March 31, 2017	3,726,658	$1.05	5.51

As of March 31, 2017 the Company had 3,726,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $763,342.

NOTE 7 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto, a stockholder of the Company (the “University”) entered into an agreement effective December 14, 2004 (the “Research Agreement”) for the performance of a research project titled “Evidence for existence of “Teneurin C-terminal Associated Peptide (“TCAP”) receptors in neurons” (the “Project”). The Research Agreement expired on March 31, 2013.

The Company and the University entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism" (the “New Project”). The New Project is to perform research related to work done by a professor at the University and stockholder of the Company (the “Professor”) in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, the Professor entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2016. In February 2017, the New Research Agreement was extended to December 31, 2016 which allows for further development of the technologies and use of their applications. Upon expiration of the agreement, payments to the University and research support from the University will suspend until an agreement can be made.

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a 10 year period which ends on April 1, 2022. As of March 31, 2017, the Professor has been granted 483,299 stock options, of which 275,000 are fully vested, at an exercise price of $1.00 exercisable over 10 or 13 year periods from the date of grant, which end either on March 30, 2021, December 1, 2022, April 15, 2026 or on March 1, 2027.

The sponsorship research and development expenses pertaining to the Research Agreements were $23,002 and $3,000 for the periods ended March 31, 2017 and 2016, respectively.

NOTE 8 - LICENSING AGREEMENTS

On July 31, 2005, the Company had entered into a Technology License Agreement (“License Agreement”) with the University pursuant to which the University agreed to license to the Company patent rights and other intellectual property, among other things (the “Technologies”). The Technology License Agreement was amended on February 18, 2015 and currently does not provide for an expiration date.

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three months ended March 31, 2017 and 2016 and therefore was not subject to paying any royalties.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

The Company has accrued $0 to the Consultant for research and development projects and paid $12,900 during the three months ended March 31, 2017.

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

The Company has accrued $0 to pay the Consultant for research and development projects and paid $6,799 during the three months ended March 31, 2017.

Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

NOTE 10 - SUBSEQUENT EVENTS

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

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

During the three months ended March 31, 2017, we incurred a loss from operations of $657,920 as compared to $725,742 for three months ended March 31, 2016. The decrease in the loss is due to a increase in research and development expense of $90,297 from $48,515 to $138,812, and an increase in general and administrative expenses of $246,050 from $273,058 to $519,108 offset by a decrease in impairment of goodwill to $0 from $404,169.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of March 31, 2017, we had cash of $2,744,996 and working capital of $2,176,353. We anticipate further losses in the development of our business. Based on our current forecast and budget, Management believes that our cash resources will be sufficient to fund our operations, anticipated capital expenditures and working capital for less than two years from the date of this quarterly report. Absent generation of sufficient revenue from the execution of the Company’s business plan, we will need to obtain debt or equity financing by mid-2018.

Operating activities used $357,397 and $57,391 in cash for the three months ended March 31, 2017 and 2016, respectively. The use of cash in operating activities during the three months ended March 31, 2017, primarily comprised of $657,853 net loss, $355,336 in stock compensation expense, $117 of change in the fair value of the derivative liability since inception, a decrease in prepaid expenses of $36,250, and a $92,164 decrease of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

We did not have investing activities for the three months ended March 31, 2017and 2016.

We did not have financing activities for the three months ended March 31, 2017. Our financing activities provided cash of $3,797,250 for the three months ended March 31, 2016. On February 12 and March 2, 2016, we raised gross proceeds of $4,610,250 in the first two of three closing of our Series B financing equity capital raising transaction, of which $1,850,000 was from our two principal institutional stockholders, Iroquois Capital and Hudson Bay Capital. We converted $350,000 of stockholder debt to Series B preferred stock. We paid $332,000 in closing costs, including $125,000 paid on accrued liabilities, and an additional $150,000 in legal expenses netted against the $2,000,000 invested on behalf of Iroquois Capital and Hudson Bay Capital per requirements of the Merger agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The reasons for this conclusion relate to the Company’s limited staff relative to the large volume of necessary accounting documentation relating to the Company’s recent Merger and financing. The Company recognizes its need for knowledge of complex accounting issues. Management began addressing this deficiency during the current quarter by broadening its consulting staff during the current quarter.

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

Date: May 15, 2017	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow

Chief Financial Officer