Form 10-Q
period 2017-06-30
Protagenic Therapeutics, Inc.\new
filed 2017-08-08
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017
or
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

Yes ☐       No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 7, 2017, there were 10,261,419 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$627,825	$3,100,398
Marketable securities	1,825,923	-
Prepaid expenses	-	60,417
TOTAL CURRENT ASSETS	2,453,748	3,160,815

EQUIPMENT - NET	1,160	1,097

TOTAL ASSETS	$2,454,908	$3,161,912

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	73,812	167,987
Derivative liability	504,326	516,870
TOTAL CURRENT LIABILITIES	578,138	684,857

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.000001: 18,000,000 shares authorized; 2,000,000 shares undesignated	-	-
Series B convertible preferred stock, $0.000001 par value, 18,000,000 shares authorized, 872,766 shares issued and outstanding at June 30, 2017, and 872,766 shares issued and outstanding at December 31, 2016, respectively	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,261,419 shares issued and outstanding at June 30, 2017, 10,261,419 shares issued and outstanding at December 31, 2016	1,026	1,026
Additional paid-in-capital	11,740,663	11,239,786
Accumulated deficit	(9,691,068)	(8,582,123)
Accumulated other comprehensive loss	(173,852)	(181,635)

TOTAL STOCKHOLDERS' EQUITY	1,876,770	2,477,055

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,454,908	$3,161,912

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-

OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	120,180	290,577	258,992	227,812
General and administrative	351,409	206,079	870,517	590,417
Goodwill impairment	-	-	-	404,169
TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	471,589	496,656	1,129,509	1,222,398

LOSS FROM OPERATIONS	(471,589)	(496,656)	(1,129,509)	(1,222,398)

OTHER (EXPENSE) INCOME
Interest income	7,928	279	8,112	279
Interest expense - stockholder	-	(1,767)	-	(7,161)
Realized loss on foreign exchange transactions	-	543	-	(6,599)
Realized loss on marketable securities	(92)	-	(92)	-
Change in fair value of derivative liability	12,661	(26,887)	12,544	(28,394)

TOTAL OTHER (EXPENSE) INCOME	20,497	(27,832)	20,564	(41,875)

NET LOSS	$(451,092)	$(524,488)	$(1,108,945)	$(1,264,273)

COMPREHENSIVE LOSS

Other Comprehensive Income - net of tax
Net unrealized loss on marketable securities	(3,163)	-	(3,163)	-
Foreign exchange translation gain	8,916	21,868	10,946	22,292

TOTAL COMPREHENSIVE LOSS	$(445,339)	$(502,620)	$(1,101,162)	$(1,241,981)

Net loss per share - Basic and Diluted	$(0.04)	$(0.08)	$(0.11)	$(0.71)

Weighted average common shares - Basic and Diluted	10,261,419	6,612,838	10,261,419	1,781,338

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,108,945)	$(1,264,273)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	(25)	234
Goodwill impairment	-	404,169
Stock based compensation	500,877	239,865
Accretion to bridge loan	-	7,162
Legal fees satisfied through issuance of Series B preferred stock	-	150,000
Change in fair value of the derivative liability	(12,544)	28,394
Loss on sale of marketable securities	92	-
Changes in operating assets and liabilities
Prepaid expenses	60,417	-
Other receivables	-	6,428
Other assets	-	-
Accounts payable and accrued expenses	(44,148)	(74,422)

NET CASH USED IN OPERATING ACTIVITIES	(604,276)	(502,443)

CASH FLOWS USED IN INVESTING ACTIVITIES

Sale of marketable securities	720,000	-
Purchase of marketable securities	(2,549,179)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,829,179)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from bridge loan	-	19,000
Proceeds from issuance of Series B Preferred Stock	-	4,283,437

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,302,437

Effect of exchange rate on cash and cash equivalents	(39,118)	(15,148)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,472,573)	3,784,846

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,100,398	3,343

CASH AND CASH EQUIVALENTS, END OF PERIOD	$627,825	$3,788,189

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Unrealized loss on marketable securities	$3,163	$-
Warrants issued to placement agent	$-	$146,641
Warrants issued for Atrinsic debt settlement and conversion	$-	$340,784
Debt settled with issuance of Series B preferred stock	$-	$425,265
Reclassification of warrants to derivative liabilities from equity	$-	$487,425
Goodwill recognized in connection with reverse business combination	$-	$404,169
Accrued liabilities paid through the issuances of Series B preferred stock	$-	$125,000

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Protagenic Therapeutics, Inc. (“we,” “our,” “Protagenic” or “the Company”) is a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”), which is a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

The Company was formerly known as Atrinsic, Inc., a company that, in 2013, reorganized under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. On February 12, 2016, the Company acquired Protagenic Therapeutics, Inc. (“Prior Protagenic”) through a reverse merger. On June 17, 2016, Protagenic Therapeutics, Inc. (the then wholly-owned subsidiary of Atrinsic, Inc.) was merged with and into Atrinsic, Inc. Atrinsic, Inc. was the surviving corporation in this merger and changed its name from Atrinsic, Inc. to Protagenic Therapeutics, Inc.

The Company is a biotechnology company focused on the discovery, research and development of pre-clinical studies for developing novel, naturally occurring, human neuropeptide-based, brain-active therapeutics for treatment of depression, mood, anxiety and other neurodegenerative disorders. The Company is also interested in acquiring exclusive intellectual property rights for peptide-based therapeutics for the treatment of neurological and mood disorders.

NOTE 2 - LIQUIDITY

The Company continually projects anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As shown in the accompanying consolidated condensed financial statements, the Company incurred a net loss of $1,108,945 and $1,264,273 for the six months ended June 30, 2017 and 2016, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $9,691,068 as of June 30, 2017. The Company anticipates further losses in the development of its business. The Company had a net working capital of $1,875,610 at June 30, 2017. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the third quarter of 2018. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the third quarter of 2018.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2017 and 2016. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The condensed consolidated financial statements include the accounts of Protagenic Therapeutics, Inc., and its wholly-owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2016, which contains the audited financial statements and notes thereto, for the years ended December 31, 2016 and 2015 included within the Company’s Form 10-K/A filed with the SEC on May 8, 2017. The interim results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future interim periods.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2017 and December 31, 2016, the Company did not have any cash equivalents.

Marketable Securities

The Company accounts for marketable debt and equity securities, available for sale, in accordance with sub-topic 320-10 of the FASB Accounting Standards Codification (“Sub-topic 320-10”).

Pursuant to Paragraph 320-10-35-1, investments in debt securities that are classified as available for sale and equity securities that have readily determinable fair values that are classified as available for sale shall be measured subsequently at fair value in the consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized except an available-for-sale security that is designated as being hedged in a fair value hedge, from which all or a portion of the unrealized holding gain and loss of shall be recognized in earnings during the period of the hedge, pursuant to paragraphs 815-25-35-1 through 815-25-35-4.

During the six months ended June 30, 2017 the Company purchased $2,549,179 and sold $720,000 in marketable securities. With a realized loss of $92 and an unrealized loss of $3,163. As of June 30, 2017, the Company owns marketable securities with a total value of $1,825,923.

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

Goodwill impairment for the year ended December 31, 2016 was $404,169. As of June 30, 2017, the goodwill was $0.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of June 30, 2017.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	1,825,923	—	1,825,923	—	1,825,923
Derivative warrants liabilities	$(504,326)	$—	$—	$(504,326)	$(504,326)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2016.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$(516,870)	$—	$—	$(516,870)	$(516,870)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended June 30, 2017:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2016	$516,870
Change in fair value of derivative warrants liabilities	(12,544)
Balance, June 30, 2017	$504,326

The fair value of the derivative feature of the 127,346 and 295,945 warrants to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following assumptions:

	February 12, 2016	December 31, 2016	June 30, 2017
Exercise price	$1.25	$1.25	$1.25
Risk free interest rate	1.20%	1.93%	1.89%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	156%	219%	258.4%
Contractual term (in years)	5.0	4.25	3.5

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar expected term on the date of the grant.

      Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the warrants’ contractual term.

Contractual term: The Company’s contractual term is based on the remaining contractual maturity of the warrants.

The use of a Monte Carlo or lattice model for these calculations would not have resulted in a material difference.

During the six months ended June, 2017 and 2016, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $12,544 and a loss of $28,394, respectively, relating to the change in fair value.

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

Stock-Based Compensation

The Company accounts for stock based compensation costs under the provisions of ASC 718, “Compensation—Stock Compensation,” which requires the measurement and recognition of compensation expense related to the fair value of stock based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC. 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

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

	Potentially Outstanding Dilutive Common Shares

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	11,018,766

Stock Options	2,613,299	2,592,229

Warrants	3,726,658	3,826,658

Total potentially outstanding dilutive common shares	7,212,723	17,437,653

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30, 2017	December 31, 2016

Legal	$-	$1,190
Accounting	13,222	-
Patent expense	-	37,142
Research and development	30,970	116,255
Other	29,620	13,400

	$73,812	$167,987

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

NOTE 6 - STOCKHOLDERS’ EQUITY

Stock-Based Compensation

In connection with the consummation of the Merger completed on February 12, 2016, we adopted the pre-merger Protagenic Therapeutics, Inc.'s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”). On June 17, 2016, our stockholders adopted our 2016 Equity Compensation Plan (the “2016 Plan”) and, as a result, we terminated the 2006 Plan. We will not grant any further awards under the 2006 Plan. All outstanding grants under the 2006 Plan will continue in effect in accordance with the terms of the particular grant and the 2006 Plan.

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On January 1, 2017, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares. As a result of this increase, as of January 1, 2017, the aggregate number of shares of common stock available for issuance under the 2016 Plan is 2,712,678. Options issued under the 2016 Plan are exercisable for up to 10 years from the date of issuance.

As of December 31, 2016, there were 2,484,445 options outstanding under the 2006 Plan and 2016 Plan. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$.26	-	$1.25
Expected dividend yield		0%
Risk free interest rate	1.01%	-	2.43%
Expected life in years		5
Expected volatility	85%	-	213%

As of June 30, 2017, there were 2,613,299 options outstanding under the 2006 Plan and 2016 Plan. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.00	-	$1.25
Expected dividend yield		0%
Risk free interest rate	1.89%	-	2.31%
Expected life in years	4.60	-	9.59
Expected volatility	204%	-	258%

The following is an analysis of the stock option grant activity under 2006 and 2016 Plans:

		Weighted Average	Weighted Average
		Exercise	Remaining
	Number	Price	Life
Stock Options

Outstanding January 1, 2017	2,484,445	$1.18	9.82
Granted	150,000	1.25	4.11
Expired	(21,146)	1.00
Outstanding June 30, 2017	2,613,299	$1.18	7.92

As of June 30, 2017 and December 31, 2016, the options outstanding had an intrinsic value of $193,687 and $171,537, respectively.

The total number of options granted during the six months ended June, 2017 and 2016 under the 2006 plan was 0 and 100,000, respectively. The exercise price for these options was $1.25 per share.

The total number of options granted during the six months ended June, 2017 and 2016 under the 2016 plan was 150,000 and 1,201,084, respectively. The exercise price for these options was $1.25 per share.

The Company recognized compensation expense related to options issued of $500,877 and $176,892 during the six months ended June 30, 2017 and 2016, respectively, which is included in general and administrative expenses.

As of June 30, 2017, the unamortized stock option expense was $1,033,921.

Warrants:

In connection with the Merger, all of the issued and outstanding warrants to purchase shares of Prior Protagenic common stock, converted, on a 1-for-1 basis, into new warrants (the “New Warrants”) to purchase shares of our Series B Preferred Stock.

Simultaneous with the Merger and the Private Offering, New Warrants to purchase 3,403,367 shares of common Stock at an average exercise price of approximately $1.05 per share were issued to holders of Prior Protagenic warrants; additionally, holders of $665,000 of our debt and $35,000 of accrued interest exchanged such debt for five-year warrants to purchase 295,945 shares of common Stock at $1.25 per share. Placement Agent Warrants to purchase 127,346 shares of common Stock at an exercise price of $1.25 per share were issued in connection with the Private offering. These warrants to purchase 423,291 shares of common stock have been recorded as derivative liabilities.

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
	Number	Price	Life
Warrants

Outstanding January 1, 2017	3,826,658	$1.02	5.72
Expired	100,000	1.25
Outstanding June 30, 2017	3,726,658	$1.05	5.26

As of June 30, 2017 the Company had 3,726,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $763,342.

NOTE 7 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto (the “University”), a stockholder of the Company, entered into an agreement effective December 14, 2004 (the “Research Agreement”) for the performance of a research project titled “Evidence for existence of Teneurin C-terminal Associated Peptide (“TCAP”) receptors in neurons” (the “Project”). The Research Agreement expired on March 31, 2013.

The Company and the University entered into a new agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism” (the “New Project”). The purpose of the New Project is to perform research related to work done by a professor at the University and stockholder of the Company (the “Professor”) in regard to TCAP mediated stress attenuation in vertebrates. In connection to the New Research Agreement, the Professor entered into an agreement with the University in order to commercialize certain technologies. In February 2017, the term of the New Research Agreement was extended to December 31, 2017, which allows for further development of the technologies and use of their applications. Upon expiration of the agreement, payments to the University and research support from the University will suspend until an agreement can be made.

The University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a 10-year period which ends on April 1, 2022. The Professor has been granted 483,299 stock options, of which 275,000 are fully vested, at an exercise price of $1.00 exercisable over 10 or 13 year periods from the date of grant, which end on either March 30, 2021, December 1, 2022, April 15, 2026 or March 1, 2027.

The sponsorship research and development expenses pertaining to the Research Agreements were $20,233.34 and $3,000 for the periods ended June 30, 2017 and 2016, respectively.

NOTE 8 - LICENSING AGREEMENTS

On July 31, 2005, the Company had entered into a Technology License Agreement (“License Agreement”) with the University pursuant to which the University agreed to license to the Company patent rights and other intellectual property, among other things (the “Technologies”). The License Agreement was amended on February 18, 2015 and currently does not provide for an expiration date.

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the six months ended June 30, 2017 and 2016 and therefore was not subject to paying any royalties.

In the event the Company fails to provide the University with semi-annual reports on the progress or fails to continue to make reasonable commercial efforts towards obtaining regulatory approval for products based on the Technologies, and the Company fails to respond to notice of such failure from the University within the Cure period, the University may convert our exclusive license into a non-exclusive arrangement. As of June 30, 2017, based on its communication with the University, the Company believes it is in compliance with its reporting obligations to the University. The Company has agreed to pay all out-of-pocket filing, prosecution and maintenance expenses in connection with any patents relating to the Technologies. In the case of infringement upon any patents relating to the Technologies, the Company may elect, at its own expense, to bring a cause of action asserting such infringement. In such a case, after deducting any legal expenses the Company may incur, any settlement proceeds will be subject to the 2.5% royalty payment owed to the University under the License Agreement and amendment.

The patent applications were made in the name of the Professor and other inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement and its amendment with the University. The Company maintains exclusive licensing agreements and it currently controls the six intellectual patent properties.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company had an employment agreement with a former officer (the “Former Officer”) which expired on December 31, 2015. The employment agreement indicated a salary of $6,489 per month plus a bonus, including healthcare benefits. The Former Officer was also granted 75,000 stock options, valued at $64,223 using the Black-Scholes calculation of which $53,519 was expensed in 2015.

Upon the expiration of the employment agreement, the Company and Former Officer entered into a consulting agreement in its place, which provides that the Company may retain the Former Officer as a consultant on an as-needed basis. As a consultant, the Former Officer is responsible for Canadian financial reporting, data compilation, and document retrieval services, reporting to the Chief Financial Officer, and to endeavor to secure Canadian non-dilutive grant funding for the Company. The Former Officer has been granted 250,000 stock options in total, 25,000 of which expired unexercised. The remaining 225,000 are fully vested, at exercise prices of $1.00 and $1.25, with certain options expiring on March 30, 2021, March 1, 2024 and March 9, 2025. Either party may terminate the agreement either (a) immediately at any time upon written notice to the other party in the event of a breach of the agreement by the other party which cannot be cured (i.e. breach of the confidentiality obligations) or (b) at any time without cause upon not less than fifteen (15) days’ prior written notice to the other party. Upon expiration or termination, neither the Company nor Former Officer will have any further obligations under the consulting agreement.

The Company has accrued $0 to the Former Officer for research and development projects and paid $12,800 during the six months ended June 30, 2017.

PTI Canada entered into a consulting agreement with a stockholder of the Company (the “Consultant”) which, which as amended, expires on December 31, 2017. Pursuant to the consulting agreement, the Consultant is responsible for overseeing i) design and development of enzyme-linked immunosorbent assay (“ELISA”), assays for measuring TCAP, ii) evaluation of TCAP exposure biomarker assay, iii) development of pipeline peptides, and iv) development of clinically compatible formulations for TCAP, as well as all of the bench research and development of formulation and extraction methods. The Consultant has been granted 150,000 stock options, which are fully vested at exercise prices of $1.00 and $1.25, exercisable over 10 year periods which end either on March 30, 2021 or March 1, 2025. The Consultant is paid the Canadian equivalent of approximately US$2,370 per month. Either party may terminate the consulting agreement either (a) immediately at any time upon written notice to the other party in the event of a breach of the agreement by the other party which cannot be cured (i.e. breach of the confidentiality obligations) or (b) at any time without cause upon not less than fifteen (15) days’ prior written notice to the other party. Upon expiration or termination, neither the Company nor Consultant will have any further obligations under the consulting agreement.

The Company has accrued $0 to pay the Consultant for research and development projects and paid US$13,493 during the six months ended June 30, 2017.

Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated the period after the balance sheet date up through the date that the consolidated financial statements were filed, and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Historical Background

Protagenic Therapeutics, Inc. (“we,” “our,” “Protagenic” or “the Company”) is a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”), which is a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

The Company was formerly known as Atrinsic, Inc., a company that, in 2013, reorganized under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. On February 12, 2016, the Company acquired Protagenic Therapeutics, Inc. (“Prior Protagenic”) through a reverse merger. On June 17, 2016, Protagenic Therapeutics, Inc. (the then wholly-owned subsidiary of Atrinsic, Inc.) was merged with and into Atrinsic, Inc. Atrinsic, Inc. was the surviving corporation in this merger and changed its name from Atrinsic, Inc. to Protagenic Therapeutics, Inc.

Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

During the three months ended June 30, 2017, we incurred a loss from operations of $471,589 as compared to $496,656 for three months ended June 30, 2016. The decrease in the loss is due to a decrease in research and development expense of $170,397 from $290,577 to $120,180, and an increase in general and administrative expenses of $145,330 from $206,079 to $351,409.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

During the six months ended June 30, 2017, we incurred a loss from operations of $1,129,509 as compared to $1,222,398 for six months ended June 30, 2016. The decrease in the loss is due to an increase in research and development expense of $31,180 from $227,812 to $258,992, and an increase in general and administrative expenses of $280,100 from $590,417 to $870,517 offset by a decrease in impairment of goodwill to $0 from $404,169.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of June 30, 2017, we had cash of $627,825 and working capital of $1,875,610. We anticipate further losses in the development of our business. Based on our current forecast and budget, Management believes that our cash resources will be sufficient to fund our operations, anticipated capital expenditures and working capital for less than two years from the date of this quarterly report. Absent generation of sufficient revenue from the execution of the Company’s business plan, we will need to obtain debt or equity financing by the third quarter of 2018.

Operating activities used $604,276 and $502,443 in cash for the six months ended June 30, 2017 and 2016, respectively. The use of cash in operating activities during the six months ended June 30, 2017, primarily comprised of $1,108,945 net loss, $500,877 in stock compensation expense, $12,544 of change in the fair value of the derivative liability since December 31, 2016, a decrease in prepaid expenses of $60,417, $92 from a loss on the sale of marketable securities, and a $44,148 decrease of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities used $1,829,179 and $0 in cash for the six months ended June 30, 2017 and 2016, respectively.

We did not have financing activities for the six months ended June 30, 2017. Our financing activities provided cash of $4,302,437 for the six months ended June 30, 2016. From all three closings of our 2016 private placement offering of our Series B Preferred Stock, we raised total gross proceeds of $4,635,575 and total net proceeds of $4,283,438 (or total gross proceeds of $5,135,575 and total net proceeds of $4,783,438, including the conversion of the $350,000 in principal and interest of stockholder debt and $150,000 of legal expenses incurred by predecessor stockholders as allowed by the Merger agreement). We paid $332,000 in closing costs, including $125,000 paid on accrued liabilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The reasons for this conclusion relate to the Company’s limited staff relative to the large volume of necessary accounting documentation relating to the Company’s recent Merger and financing. The Company recognizes its need for knowledge of complex accounting issues. Management began addressing this deficiency during the prior quarter by broadening its consulting staff during the prior quarter.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of certain events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Given these and other inherent limitations of control systems, these are only reasonable assurances that our controls will succeed in achieving their stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

Date: August 8, 2017	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow

Chief Financial Officer