Form 10-Q
period 2017-09-30
Protagenic Therapeutics, Inc.\new
filed 2017-11-13
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company) Emerging Growth Company	☐ ☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

☐Yes ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 13, 2017, there were 10,261,419 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$952,134	$3,100,398
Marketable securities	1,151,701	-
Prepaid expenses	114,792	60,417
TOTAL CURRENT ASSETS	2,218,627	3,160,815

EQUIPMENT - NET	1,125	1,097

TOTAL ASSETS	$2,219,752	$3,161,912

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	101,561	167,987
Derivative liability	435,361	516,870
TOTAL CURRENT LIABILITIES	536,922	684,857

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 872,766 shares issued and outstanding at September 30, 2017, and December 31, 2016, respectively	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,261,419 shares issued and outstanding at September 30, 2017, and at December 31, 2016	1,026	1,026
Additional paid-in-capital	11,994,275	11,239,786
Accumulated deficit	(10,145,635)	(8,582,123)
Accumulated other comprehensive loss	(166,837)	(181,635)

TOTAL STOCKHOLDERS' EQUITY	1,682,830	2,477,055

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$2,219,752	$3,161,912

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-

OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	150,619	110,821	409,611	338,633
General and administrative	376,413	344,006	1,246,930	934,423
Goodwill impairment	-	-	-	404,169
TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	527,032	454,827	1,656,541	1,677,225

LOSS FROM OPERATIONS	(527,032)	(454,827)	(1,656,541)	(1,677,225)

OTHER (EXPENSE) INCOME
Interest income	2,445	332	10,557	611
Interest expense - stockholder	-	-	-	(7,161)
Realized loss on foreign exchange transactions	-	(43)	-	(6,642)
Realized gain on marketable securities	1,055	-	963	-
Change in fair value of derivative liability	68,965	(938)	81,509	(29,332)

TOTAL OTHER (EXPENSE) INCOME	72,465	(649)	93,029	(42,524)

NET LOSS	$(454,567)	$(455,476)	$(1,563,512)	$(1,719,749)

COMPREHENSIVE LOSS

Other Comprehensive Income - net of tax
Net unrealized gain (loss) on marketable securities	1,165	-	(1,998)	-
Foreign exchange translation gain (loss)	5,850	(47,750)	16,796	(25,457)

TOTAL COMPREHENSIVE LOSS	$(447,552)	$(503,226)	$(1,548,714)	$(1,745,206)

Net loss per share - Basic and Diluted	$(0.04)	$(0.06)	$(0.15)	$(0.45)

Weighted average common shares - Basic and Diluted	10,261,419	7,956,625	10,261,419	3,826,068

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,563,512)	$(1,719,749)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	61	379
Goodwill impairment	-	404,169
Stock based compensation	654,707	450,566
Accretion to bridge loan	-	7,162
Legal fees satisfied through issuance of Series B preferred stock	-	150,000
Change in fair value of the derivative liability	(81,509)	29,332
Gain on sale of marketable securities	(963)	-
Modification of warrants	99,782
Changes in operating assets and liabilities
Prepaid expenses	(54,375)	(96,667)
Other receivables	-	6,428
Accounts payable and accrued expenses	(17,262)	(30,131)
NET CASH USED IN OPERATING ACTIVITIES	(963,071)	(798,511)

CASH FLOWS USED IN INVESTING ACTIVITIES

Sale of marketable securities	1,695,000	-
Purchase of marketable securities	(2,847,736)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,152,736)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bridge loan	-	19,000
Proceeds from issuance of Series B Preferred Stock	-	4,283,437
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,302,437

Effect of exchange rate on cash and cash equivalents	(32,457)	(18,291)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,148,264)	3,485,635

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,100,398	3,343

CASH AND CASH EQUIVALENTS, END OF PERIOD	$952,134	$3,488,978

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Unrealized loss on marketable securities	$1,998	$-
Warrants issued to placement agent	$-	$146,641
Warrants issued for Atrinsic debt settlement and conversion	$-	$340,784
Debt settled with issuance of Series B preferred stock	$-	$425,265
Reclassification of warrants to derivative liabilities from equity	$-	$487,425
Goodwill recognized in connection with reverse business combination	$-	$404,169
Accrued liabilities paid through the issuances of Series B preferred stock	$-	$125,000
Series B Preferred stock converted to common stock	$-	$8

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Protagenic Therapeutics, Inc. (“we,” “our,” “Protagenic” or the “Company”) is a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”), which is a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

The Company was formerly known as Atrinsic, Inc., a company that, in 2013, reorganized under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. On February 12, 2016, the Company acquired Protagenic Therapeutics, Inc. (“Prior Protagenic”) through a reverse merger (the “Merger”). On June 17, 2016, Protagenic Therapeutics, Inc. (the then wholly-owned subsidiary of Atrinsic, Inc.) was merged with and into Atrinsic, Inc. Atrinsic, Inc. was the surviving corporation in this merger and changed its name from Atrinsic, Inc. to Protagenic Therapeutics, Inc.

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

NOTE 2 - LIQUIDITY

The Company continually projects anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As shown in the accompanying consolidated condensed financial statements, the Company incurred a net loss of $1,563,512 and $1,719,749 for the nine months ended September 30, 2017 and 2016, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $10,145,635 as of September 30, 2017. The Company anticipates further losses in the development of its business. The Company had a net working capital of $1,681,705 at September 30, 2017. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the fourth quarter of 2018. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the fourth quarter of 2018.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2017 and 2016. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The condensed consolidated financial statements include the accounts of Protagenic Therapeutics, Inc., and its wholly-owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2016, which contains the audited financial statements and notes thereto, for the years ended December 31, 2016 and 2015 included within the Company’s Form 10-K/A filed with the SEC on May 8, 2017. The interim results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2017 and December 31, 2016, the Company did not have any cash equivalents.

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

During the nine months ended September 30, 2017 the Company purchased $2,847,736 and sold $1,695,000 in marketable securities with a realized gain of $963 and an unrealized loss of $1,998. As of September 30, 2017, the Company owns marketable securities with a total value of $1,151,701.

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

Goodwill impairment for the year ended December 31, 2016 was $404,169. As of September 30, 2017, the goodwill was $0.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of September 30, 2017.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	1,151,701	—	1,151,701	—	1,151,701
Derivative warrants liabilities	$(435,361)	$—	$—	$(435,361)	$(435,361)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2016.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$(516,870)	$—	$—	$(516,870)	$(516,870)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended September 30, 2017:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2016	$516,870
Change in fair value of derivative warrants liabilities	(81,509)
Balance, September 30, 2017	$435,361

The fair value of the derivative feature of the 127,346 and 295,945 warrants to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following assumptions:

	February 12, 2016	December 31, 2016	September 30, 2017
Exercise price	$1.25	$1.25	$1.25
Risk free interest rate	1.20%	1.93%	1.62%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	156%	219%	145%
Contractual term (in years)	5.0	4.25	3.5

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

During the three months ended September, 2017 and 2016, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $68,965 and a loss of $938, respectively, relating to the change in fair value. During the nine months ended September, 2017 and 2016, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $81,509 and a loss of $29,332, respectively, relating to the change in fair value.

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

	Potentially Outstanding Dilutive Common Shares

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	2,796,929

Stock Option Shares	2,613,299	2,592,229

Warrant Shares	3,826,658	3,826,658

Total potentially outstanding dilutive common shares	7,312,723	9,215,816

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30, 2017	December 31, 2016

Legal	$-	$1,190
Accounting	508	-
Patent expense	-	37,142
Research and development	87,384	116,255
Other	13,669	13,400

	$101,561	$167,987

NOTE 5 - DERIVATIVE LIABILITIES

In connection with the consummation of the Merger completed on February 12, 2016, the Company issued warrants to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share to Strategic Bio Partners for debt cancellation. In addition, upon the closing of the private placement transactions in April 2016, the Company issued 127,346 warrants, to the placement agent of the private offering to purchase the Company’s Series B Preferred Stock with an exercise price of $1.25 and a five-year term. The warrants have a cashless exercise feature that requires the Company to classify the warrants as derivative liabilities.

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

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On January 1, 2017, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares. As a result of this increase, as of January 1, 2017, the aggregate number of shares of common stock available for awards under the 2016 Plan is 2,712,678. Options issued under the 2016 Plan are exercisable for up to 10 years from the date of issuance.

As of December 31, 2016, there were 2,484,445 options outstanding under the 2006 Plan and 2016 Plan. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$.26	-	$1.25
Expected dividend yield		0%
Risk free interest rate	1.01%	-	2.43%
Expected life in years		5
Expected volatility	85%	-	213%

As of September 30, 2017, there were 2,613,299 options outstanding under the 2006 Plan and 2016 Plan. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.00	-	$1.25
Expected dividend yield		0%
Risk free interest rate	1.89%	-	2.31%
Expected life in years	4.60	-	9.59
Expected volatility	204%	-	258%

The following is an analysis of the stock option grant activity under 2006 and 2016 Plans:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options

Outstanding January 1, 2017	2,484,445	$1.18	9.82
Granted	150,000	1.25	3.86
Expired	(21,146)	1.00
Outstanding September 30, 2017	2,613,299	$1.18	7.66
Exercisable September 30, 2017	1,853,892	$1.16	7.12

As of September 30, 2017 and December 31, 2016, the options outstanding had an intrinsic value of $181,537 and $171,537, respectively.

The total number of options granted during the nine months ended September, 2017 and 2016 under the 2006 plan was 0 and 100,000, respectively. The exercise price for these options was $1.25 per share.

The total number of options granted during the nine months ended September, 2017 and 2016 under the 2016 plan was 150,000 and 1,201,084, respectively. The exercise price for these options was $1.25 per share.

The Company recognized compensation expense related to options issued of $153,830 and $273,674 for the three month periods ended September 30, 2017 and 2016, respectively and $654,707 and $450,566 for the nine month periods ended September 30, 2017 and 2016, respectively, which is included in general and administrative expenses.

As of September 30, 2017, the unamortized stock option expense was $880,075.

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

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Warrants

Outstanding January 1, 2017	3,826,658	$1.02	5.72
Outstanding September 30, 2017	3,826,658	$1.05	4.94
Exercisable September 30, 2017	3,826,658	$1.05

As of September 30, 2017 the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $763,342.

During the nine months ended September 30, 2017 the Company extended warrants to purchase an aggregate of 100,000 common shares of the Company from January 2, 2017 to January 2, 2020. All other warrant terms remain the same. The Company recognized compensation expense related to the extended warrants of $99,782 during the nine months ended September 30, 2017, which is included in general and administrative expenses. Compensation expense related to the extended warrants was calculated as the fair value of the extended warrants minus the fair value of the warrants just prior to the extension.

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

The sponsorship research and development expenses pertaining to the Research Agreements were $23,314 and $3,000 for the three month periods ended September 30, 2017 and 2016, respectively and $69,943 and $4,500 for the nine month periods ended September 30, 2017 and 2016, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three and nine months ended September 30, 2017 and 2016 and therefore was not subject to paying any royalties.

In the event the Company fails to provide the University with semi-annual reports on the progress or fails to continue to make reasonable commercial efforts towards obtaining regulatory approval for products based on the Technologies, and the Company fails to respond to notice of such failure from the University within the Cure period, the University may convert our exclusive license into a non-exclusive arrangement. As of September 30, 2017, based on its communication with the University, the Company believes it is in compliance with its reporting obligations to the University. The Company has agreed to pay all out-of-pocket filing, prosecution and maintenance expenses in connection with any patents relating to the Technologies. In the case of infringement upon any patents relating to the Technologies, the Company may elect, at its own expense, to bring a cause of action asserting such infringement. In such a case, after deducting any legal expenses the Company may incur, any settlement proceeds will be subject to the 2.5% royalty payment owed to the University under the License Agreement and amendment.

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

The Company has accrued $0 to the Former Officer for research and development projects and paid the equivalent in US dollars of $0 and $13,076 during the three and nine months ended September 30, 2017, respectively.

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

The Company has accrued $0 to pay the Consultant for research and development projects and paid the equivalent in US dollars of $6,892 and $20,675 during the three and nine months ended September 30, 2017, respectively.

Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

NOTE 10 - SUBSEQUENT EVENTS

On October 5, 2017 the company held a meeting of the Board of Directors where the Board approved the issuance of a total of 953,000 shares of stock options for an exercise price of $1.75. These stock option are to be issues to 16 recipients both employees and non-employees. These stock options vest between 18 months and 48 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Historical Background

Protagenic Therapeutics, Inc. (“we,” “our,” “Protagenic” or the “Company”) is a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”), which is a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

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

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

During the three months ended September 30, 2017, we incurred a loss from operations of $527,032 as compared to $454,827 for three months ended September 30, 2016. The increase in the loss is due to an increase in research and development expense of $39,798 from $110,821 to $150,619, and an increase in general and administrative expenses of $32,407 from $344,006 to $376,413.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

During the nine months ended September 30, 2017, we incurred a loss from operations of $1,656,541 as compared to $1,677,225 for nine months ended September 30, 2016. The decrease in the loss is due to an increase in research and development expense of $70,978 from $338,633 to $409,611, and an increase in general and administrative expenses of $312,507 from $934,423 to $1,246,930 offset by a decrease in impairment of goodwill to $0 from $404,169.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of September 30, 2017, we had cash of $952,134 and working capital of $1,681,705. The Company currently has a derivative liability on the books in the amount of $435,361 and we don’t expect to settle this liability in cash. Removing the derivative liability from the working capital calculation would increase our working capital to $2,117,066. We anticipate further losses in the development of our business. Based on our current forecast and budget, Management believes that our cash resources will be sufficient to fund our operations, anticipated capital expenditures and working capital for less than two years from the date of this quarterly report. Absent generation of sufficient revenue from the execution of the Company’s business plan, we will need to obtain debt or equity financing by the fourth quarter of 2018.

Operating activities used $963,071 and $798,511 in cash for the nine months ended September 30, 2017 and 2016, respectively. The use of cash in operating activities during the nine months ended September 30, 2017, primarily comprised of $1,563,512 net loss, $654,707 in stock compensation expense, $81,509 of change in the fair value of the derivative liability since December 31, 2016, an increase in prepaid expenses of $54,375, $963 from a gain on the sale of marketable securities, and a $17,262 decrease of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities used $1,152,736 and $0 in cash for the nine months ended September 30, 2017 and 2016, respectively.

We did not have financing activities for the nine months ended September 30, 2017. Our financing activities provided cash of $4,302,437 for the nine months ended September 30, 2016. From all three closings of our 2016 private placement offering of our Series B Preferred Stock, we raised total gross proceeds of $4,635,575 and total net proceeds of $4,283,438 (or total gross proceeds of $5,135,575 and total net proceeds of $4,783,438, including the conversion of the $350,000 in principal and interest of stockholder debt and $150,000 of legal expenses incurred by predecessor stockholders as allowed by the Merger agreement). We paid $332,000 in closing costs, including $125,000 paid on accrued liabilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2017. Based on this evaluation, we have identified a material weakness in our internal control over financial reporting. Due to this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness we identified is described below:

1)

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

This material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

To address the material weakness described above the Company has engaged an independent third party to enhance our segregation of duties.

We believe the action described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal controls over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit	Description

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (€)

31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (€)

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act *

101.INS	XBRL Instance Document (€)

101.CAL	XBRL Taxonomy Extension Schema Document (€)

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document (€)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (€)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (€)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (€)

(€)	- Filed herewith.
(*)	- Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2017	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow

Chief Financial Officer