Form 10-K
period 2017-12-31
Protagenic Therapeutics, Inc.\new
filed 2018-04-02
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2017

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: _______________________

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, based on a closing price as reported on the OTCQB of $2.00 was approximately $15,230,814.

As of March 30, 2018, there were 10,261,419 shares of the registrant's common stock, par value $0.0001, issued and outstanding, and 872,766 shares of the registrant’s Series B Preferred Stock, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTAGENIC THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

We were previously known as Atrinsic, Inc., a company that was once a reporting company under the Securities Act, but that, in 2012 and 2013, reorganized under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. On February 12, 2016, we acquired Protagenic Therapeutics, Inc. through a reverse merger (see “Corporate History – The Reverse Business Combination (Merger) Transaction”). On June 17, 2016, Protagenic Therapeutics, Inc. (the then wholly-owned subsidiary of Atrinsic, Inc.) was merged with and into Atrinsic, Inc. Atrinsic, Inc. was the surviving corporation in this merger and changed its name from Atrinsic, Inc. to Protagenic Therapeutics, Inc. (see “Corporate History – The Subsidiary Merger”).

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

2016 Private Placement

Concurrently with the closing of the Merger, we conducted the first closing of an offering (the “Private Offering”) of our Series B Preferred Stock. At the first closing, we sold 2,775,000 shares of Series B Preferred Stock at a purchase price of $1.25 per share, for which we received total gross consideration of $3,468,750. Of this amount, $350,000 consisted of conversion of outstanding stockholder debt held by Garo H. Armen, our chairman and a member of our board of directors (“Board”), and $150,000 of legal expenses incurred by Strategic Bio Partners LLC, stockholders of the Predecessor, in conjunction with and as allowed by the merger agreement. On March 2, 2016, we completed the second closing of the Private Offering, at which we issued an additional 913,200 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $1,141,500. On April 15, 2016, we completed the final closing of the Private Offering, at which we issued an additional 420,260 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $525,325.

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

Pursuant to a registration statement declared effective by the SEC on February 8, 2017, we registered the shares of common stock underlying the Series B Preferred Stock and the Placement Agent Warrants issued in the 2016 Private Placement for public resale by the selling stockholders named therein and their assigns. The Company was not required to update and maintain the effectiveness of this registration statement after February 8, 2018.

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

Reverse Stock Split

Our stockholders voted at a special meeting held on June 17, 2016 in favor of, and we effectuated, a 1-for-15,463.7183 reverse stock split of our common stock, or the Reverse Split. As a result of the Reverse Split, 400,000,000 shares of common stock were split into 25,867 shares of common stock. Additionally, as a result of the Reverse Split and in accordance with our certificate of designations for our Series B Preferred Stock, our Series B Preferred Stock immediately and automatically converted into our common stock on a 1-for-1 basis other than any Series B Preferred Stock (i) to the extent (but only to the extent) a Series B Preferred Stock holder would beneficially own greater than 9.99% of our common stock (the “Springing Blocker”) and (ii) such holder has notified the Company in writing that it wants the Springing Blocker to apply to such holder. On July 27, 2016, 10,146,000 of the Company’s 11,018,766 outstanding shares of Series B Preferred Stock were eligible to immediately convert into 10,146,000 shares of the Company’s common stock with 872,766 shares of Series B Preferred Stock remaining as a result of one holder exercising the Springing Blocker. As of December 31, 2017, 10,146,000 shares of the Series B Preferred Stock were converted into 10,146,000 shares of common stock on the records of the Company. As of December 31, 2017 872,766 shares of Series B Preferred Stock remained outstanding.

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

Mood and Anxiety Disorders

An estimated 340 million people worldwide and 40-60 million people in the United States alone suffer from mental disorders including Major Depressive Disorder, or MDD, including TRD, PTSD, Bipolar Disorder and various Anxiety Disorders. The global sales of anxiolytic and antidepressant drugs in the U.S. were estimated to be $69 billion in 2013 and are projected to grow to nearly $77.1 billion by 2018. Yet, up to one-half of mood disorder patients are unresponsive to current treatments. Efficacy of therapy is challenged by non-compliance during the weeks to months required to achieve therapeutic benefit in combination with daily dosing requirements. Major targets in this space include TRD and PTSD, both indications which are highly resistant to available therapies.

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

Business plan / Proposed next steps

The Company’s business plan calls for the following processes during 2018 and 2019:

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

Process Development and Manufacturing

In parallel with the Company’s external CRO research studies, the Company is pursuing good manufacturing practices (cGMP) synthesis of PT00114. The Company obtained enough TCAP in July 2017 to supply its Phase I human clinical trials anticipated to begin in 2019. The Company intends to secure at least two supplier relationships for sourcing synthesized human PT00114.

Preclinical Safety & Toxicology

A key part of the Company’s preclinical studies for IND readiness is the toxicology testing of PT00114 in two animal species. Because these toxicology tests will be carried out with a drug concentration that is a multiple of the intended concentration in the eventual marketable drug, the Company plans to commence its safety and toxicology testing only after receiving a confirmatory positive result from the latest external CRO efficacy tests. This means toxicology testing could begin as soon as the third quarter of 2018.

Pursue Strategic Partnership

The Company believes it would be to its advantage to secure a collaboration with a pharma/biopharma company with a presence in neurological and psychiatric diseases and/or addiction. Therefore, it plans to use the preclinical efficacy data generated during 2017 and the first quarter 2018 as a point of instigation with potential pharma/biopharma corporate partners.

Compile and File IND

The most important corporate goal for which the Company is deploying the working capital it raised in 2016 is the compilation and submission of an investigational new drug (IND) application to the FDA. This is a prerequisite to begin Phase I human testing of PT00114 for any indication. The preclinical efficacy data currently being generated at two external CROs, as well as the toxicology test results that the Company plans to obtain, and a specific plan and protocol for a Phase I trial, will be among the components of this key regulatory submission anticipated in early 2019.

Initiate Phase I Clinical Studies

One the Company’s IND application has been filed, the next major milestone is anticipated to be an approval by the Company’s FDA review team that the Phase I trial protocol proposed in the IND application is acceptable to begin. The Company believes that this may be achieved in the second half of 2019.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the year ended December 31, 2017 and therefore was not subject to paying any royalties.

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

Major depressive disorder patients that do not respond to the current antidepressant medications constitute a separate group of TRD. Despite a large patient population and current treatments that leave much room for improvement, the developmental pipelines are sparse and few novel candidates are in development. The serendipitous discoveries of current drug classes, side effects and lack of efficacy have led to shrinkage or extinction of many pharma or small biotech neuroscience research programs. According to a May 10, 2016 Zion Research report, the current global depression drug market was valued at approximately $14.5 billion in 2014, and is expected to generate $16.8 billion by the end of 2020. The pharmaceutical addiction market is very large but has not yet been quantified because no successful drug has been launched to treat victims. We intend to launch PT00114 into either the TRD, anti-anxiety, or pharmaceutical addiction markets.

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

Opioid receptor modulators

Opioid receptor modulators have the potential to be non-addictive therapeutic drugs for TRD. Competitors include ALKS 5461 (from Alkermes) is a fixed combination of buprenorphine and samidorphan being developed as a therapy for TRD. Buprenorphine is a mu opioid receptor partial agonist as well as an antagonist of the kappa-opioid receptor (KOR), while samidorphan is an antagonist of mu opioid receptors that essentially works to block the buprenorphine from binding to the mu-receptor. The combination of these mechanisms may result in attenuation of the mu agonist effects of buprenorphine, potentially making this a non-addictive therapy. ALKS 5461 is in phase III as a once-daily therapy administered as a sublingual tablet. It is well tolerated and treatment effects were evident after one week of dosing. We believe that our competitive advantage is that PT00114 targets different receptor system therefore it is not likely to have a clinical overlap with opioid receptor modulators.

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

Ketamine-like TRD drugs

Drugs that act in a mechanism similar to Ketamine, such as Esketamine nasal spray (from Johnson and Johnson) is the S(+) enantiomer of the drug ketamine acts primarily as a non-competitive NMDA receptor antagonist, but is also a dopamine reuptake inhibitor. As of December 2017, the Company was awaiting phase III clinical trial results for treatment-resistant depression (TRD). This class of candidates is generating a lot of excitement but uncertainty due to their use history will be a compounding factor. We believe that our competitive advantage is that the toxicity profile is likely to be less favorable when compared with PT00114.

NMDA receptor modulators

The N-methyl-D-aspartate (or “NMDA”) receptor is a molecule that appears on the surface of neurons. When “activated” by a drug that binds with it, the NMDA receptor is a potential natural way to counteract TRD. A drug called GLYX 13, an amidated tetrapeptide (with the amino acid sequence Thr-Pro-Pro-Thr-NH2) is a glycine-site functional partial agonist of the NMDA receptor discovered at Northwestern University, now being developed by Naurex/Allergan, in Phase III U.S. clinical trials. It will be administered by intravenous injection and has a rapid onset. Phase II results have shown that GLYX 13 treatment reduces depression scores in patients with TRD, with no psychotomimetic side effects common to other NMDA receptor modulators. The major peptide candidate in this group GLYX13 shows a better tolerance profile and even IV dosing once weekly is not a deterrent enough in the clinic so PT00114 peptide with possible subcutaneous delivery would be a much more preferable clinical option. The development of the tetrapeptide and entry into the trials demonstrated room and willingness to accept peptide based therapies in TRD. More candidates are expected to come from this therapeutic class that may present a competitive challenge for PT00114.

Another of Naurex’s small molecule candidates, NRX-1074, is an orally active therapy based on GLYX13, in preclinical stages. L-4-Chlorokynurenine, AV-101 (from VistaGen Therapeutics) is a fast acting, orally active small molecule glycine binding site NMDA receptor antagonist. A NIH-funded phase II trial in major depressive disorder has been initiated in the US. CERC-301 (Cerecor) is an orally-active, selective NMDA receptor subunit 2B (NR2B) antagonist which is in phase II an adjunctive therapy for TRD.

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

As of December 31, 2017, we have four patents issued by the Governments of the United States, Canada, European Union and Australia and three patent applications pending worldwide including in the U.S. Some patent applications were made in the name of Dr. David A. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT. Other patent applications were made with various Company personnel as inventors and all rights have been assigned to the Company.

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

As of December 31, 2017, we controlled the following intellectual property:

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

The Company has not commenced its FDA approval application process, and does not plan to launch the FDA application process until 2022 or 2023. We cannot commence the FDA application process until we have obtained clinical human data on PT00114 in three phases of trials, none of which have been initiated. Similarly, the Company will be required to obtain regulatory approval in every country or region outside the United States into which it plans to sell its drug products. We may seek approval from authorities outside the United States such as the European Union CE Mark and Japanese Ministry of Health. As of December 31, 2017, the Company has not launched the approval application process for any region in the world because of its lack of clinical human data on PT00114.

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

The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests or trials and formulation studies;

●	submission to the FDA of an IND for a new drug or biologic, which must be accepted by FDA before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use; and,

●	submission and approval of a New Drug Application, or NDA, for a drug, or a Biologic License Application, or BLA, for a biologic.

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

Phase II: The product is introduced into a limited patient population to:

●	assess its efficacy in specific, targeted indications;

●	assess dosage tolerance and optimal dosage; and

●	identify possible adverse effects and safety risks.

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

We have not yet begun the preparation of our IND application to begin Phase I clinical trials. We anticipate doing so in late 2018. We also have not begun to prepare our application for FDA approval which we anticipate will be in 2022 or 2023. The process of collecting the clinical data needed to complete our IND application is the focus of all of our working capital, and is expected to consume all of our available capital resources over the next eighteen months. The expenditures necessary to make progress along our IND program are expected to keep our operations in a cash flow negative state for the entire period from now until and after our IND application in 2019. To maintain our liquidity, we should endeavor to obtain an influx of cash from a non-revenue source in mid-2018, from either an up-front payment from a large pharmaceutical partner or an equity financing.

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

We incurred approximately $717,452 and $417,866 for research and development activities for the years ended December 31, 2017 and 2016, respectively.

The Company derives income from scientific research and experimental development tax credits/and or refunds issued by the Canada Revenue Agency for qualified expenditures. The credits are recognized when the refund is issued. The amounts received are reinvested into the Company’s scientific research, experimental development and operational works conducted in Canada.

Subsidiary

Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”) was incorporated in 2006 in the Province on Ontario, Canada. PTI Canada is a wholly-owned subsidiary of Protagenic. It provides operational support and assistance for the implementation of corporate and operational activities conducted in Canada. It also oversees and supports research and development activities conducted under auspices of UT. PTI Canada has three directors: Garo H. Armen (Chairman), Alexander K. Arrow and Vigen Nazarian. PTI Canada also has one part-time consultant, Robert Ziroyan. PTI Canada also benefits through tax incentive programs provided by the governments of Canada and the Province of Ontario. We derived income from Canadian research and development tax credits for the years ended December 31, 2017 and 2016 of $0 and $56,085, respectively.

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

Reports to Security Holders

Our principal offices are located at 149 Fifth Avenue, New York, New York 10010. Our web address is www.protagenic.com.

We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. In addition, you may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

On July 21, 2005, we entered into the License Agreement with UT pursuant to which UT agreed to license to us patent rights and other intellectual property related to PT00114, among other things. The Technology License Agreement was amended on February 18, 2015. There is no expiration date to this agreement as long as we continue to provide UT with progress reports every six months and make ongoing progress toward development of the drug.

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

We have generated net losses since we began operations, including $2,259,636 and $2,275,826 for the years ended December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $10,841,759. We have no approved products and have generated no product revenue. We expect that product development, preclinical and clinical programs will increase losses significantly over the next five years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations and our current cash position is sufficient to fund our current business plan at least until the third quarter of 2018. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our product development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected and we may be unable to continue operations.

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

In addition, our research and development expenses could exceed our current expectations. This could occur for many reasons, including:

●	some or all of our product candidates fail in clinical or preclinical studies and we are forced to seek additional product candidates;

●	our product candidates require more extensive clinical or preclinical testing than we currently expect;

●	we advance more of our product candidates than expected into costly later stage clinical trials;

●	we advance more preclinical product candidates than expected into early stage clinical trials;

●	we are required, or consider it advisable, to acquire or license rights from one or more third parties; or

●	we determine to acquire or license rights to additional product candidates or new technologies.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2017, the Company had incurred significant operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $10,841,759. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements incorporated in this annual report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

If we fail to sustain and further build our intellectual property rights, competitors will be able to take advantage of our research and development efforts to develop competing products. If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. Protagenic has obtained worldwide exclusive rights to PT00114 and related technology that was developed at the University of Toronto. The Company currently has four patents issued by the Governments of the United States, Canada, European Union and Australia. As of December 31, 2017, six patent applications are pending. However, our patents and patent applications, even if granted, may not protect us against our competitors. Our patent positions, and those of other pharmaceutical and biotechnology companies, are generally uncertain and involve complex legal, scientific and factual questions. The standards which the United States Patent and Trademark Office uses to grant patents, and the standards which courts use to interpret patents, are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, the level of protection, if any, that will be provided by our patents if we attempt to enforce them, and they are challenged, is uncertain. In addition, the type and extent of patent claims that will be issued to us in the future is uncertain. Any patents that are issued may not contain claims that permit us to stop competitors from using similar technology.

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

Other risks and uncertainties include:

●	our ability to successfully complete preclinical and clinical development of our products and services

●	our ability to manufacture sufficient amounts of products for development and commercialization activities

●	our ability to obtain, maintain and successfully enforce adequate patent and other proprietary rights protection of our products and services

●	the scope, validity and enforceability of patents and other proprietary rights held by third parties and their impact on our ability to commercialize our products and services

●	the accuracy of our estimates of the size and characteristics of the markets to be addressed by our products and services, including growth projections

●	market acceptance of our products and services

●	our ability to identify new patients for our products and services

●	the accuracy of our information regarding the products and resources of our competitors and potential competitors

●	the content and timing of submissions to and decisions made by the U.S. Food and Drug Administration (FDA) and other regulatory agencies

●	our ability to obtain reimbursement for our products and services from third-party payors, and the extent of such coverage

●	our ability to establish and maintain strategic license, collaboration and distribution arrangements

●	the continued funding of our collaborations and joint ventures, if any are ultimately established

●	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operation of our subsidiaries and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.

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

The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. Generally, preclinical and clinical testing of products can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process that result in excessive costs, this may prevent us from continuing to develop our product candidates. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:

●	failure of our product candidates to meet a regulatory agency’s requirements for safety, efficacy and quality;

●	limitation on the indicated uses for which a product may be marketed;

●	unforeseen safety issues or side effects; and

●	governmental or regulatory delays and changes in regulatory requirements and guidelines.

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

The market price of our common stock may fluctuate substantially and will depend on a number of factors many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you pay for the shares. Factors that could cause fluctuations in the market price of our common stock include, but are not necessarily limited to, the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	volatility in the market prices and trading volumes of pharmaceutical and biotechnology stocks;

●	changes in operating performance and stock market valuations of other pharmaceutical and biotechnology companies generally, or those in our industry in particular;

●	sales of shares of our common stock by us or our stockholders;

●	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;

●	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

●	announcements by us or our competitors of new products or services;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated changes in our operating results or fluctuations in our operating results;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	announced or completed acquisitions of businesses or technologies by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general economic conditions and slow or negative growth of our markets.

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

As of December 31, 2017, management has completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (“COSO”) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP.   Management identified the following material weaknesses and concluded that the internal controls over financial reporting was not effective.

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

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	the timing of IDE and/or NDA approval, the completion and/or results of our clinical trials

●	regulatory actions regarding our products

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	introduction of new products by us or our competitors;

●	sales of our common stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

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

Our Board of Directors (“Board”) has the authority to issue shares of our preferred stock, with such relative rights and preferences as the Board may determine, without further stockholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders special and unique rights, including without limitation, a preferred right to our assets upon liquidation, a right to receive dividend payments before dividends are distributed to the holders of common stock and the right to convert into our common stock at a price more favorable then the price at which you acquired our common stock. The issuance of any preferred stock could decrease the value of your common stock and relative voting power of our common stock or result in dilution to our existing stockholders.

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

Item 3. Legal Proceedings.

From time to time we may be named in claims arising in the ordinary course of business. As of December 31, 2017, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition

We anticipate that we will expend significant financial and managerial resources in the defense of our intellectual property rights in the future if we believe that our rights have been violated. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

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

	High		Low

2016 (1)
First Quarter (1)	$	*	$	*
Second Quarter (1)	$	*	$	*
Third Quarter (2)		$250.00		$1.67
Fourth Quarter (3)		$128.85		$128.85

2017(3)
First Quarter (3)		$128.85		$1.06
Second Quarter (3)		$2.20		$2.00
Third Quarter (3)		$2.00		$1.75
Fourth Quarter (3)		$2.20		$1.75

* Less than $0.01 per share

(1)	The prices for the three month periods ended March 31, 2016 and June 30, 2016 are actual sale prices because the bid price information was not available.
(2)	The high and low bid prices for this quarter were reported by the OTC Pink marketplace. There was negligible trading volume during this period.
(3)	The high and low bid prices for this quarter were reported by the OTCQB marketplace. There was negligible trading volume during this period.

Holders

As of March 30, 2018, there are approximately 431 record holders of our common stock and one holder of our Series B Preferred Stock.

Dividend Policy

We have never paid any cash dividends on our common stock. We anticipate that we will retain funds and future earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future, if at all. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements and other factors that our Board deems relevant. In addition, the terms of any future debt or credit financings may preclude us from paying dividends.

Recent Sales of Unregistered Securities

None

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

On January 31, 2007, MPLC, Inc. entered into an exchange agreement with New Motion, Inc., a Delaware corporation formed in March 2005 (“New Motion”), the stockholders of New Motion (the “Stockholders”), and Trinad Capital Master Fund. On May 2, 2007, the Company changed its corporate name to New Motion, Inc.

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

During the year ended December 31, 2017, we incurred a loss from operations of $2,365,324 as compared to $2,233,501 for the year ended December 31, 2016. The increase in the loss is due to an increase in research and development expense of $299,586 from $417,866 for the year ended December 31, 2016 to $717,452 for the year ended December 31, 2017, and an increase in general and administrative expenses of $236,406 from $1,411,466 for the year ended December 31, 2016 to $1,647,872 for the year ended December 31, 2017 due to an increase in stock compensation expense.

Liquidity

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of December 31, 2017, we had cash of $399,687 and working capital of $1,218,290. We anticipate further losses in the development of our business. Based on our current forecast and budget, Management believes that our cash resources will be sufficient to fund our operations, anticipated capital expenditures and working capital at least until the third quarter of 2018. Absent generation of sufficient revenue from the execution of the Company’s business plan, we will need to obtain debt or equity financing by the third quarter of 2018.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2017, a net loss and net cash used in operating activities for the year ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Operating activities used $1,380,089 and $1,140,319 in cash for the years ended December 31, 2017 and 2016, respectively. The use of cash in operating activities during the years ended December 31, 2017 and 2016, was primarily used to fund our net loss.

Our financing activities provided no cash for the year ended December 31, 2017.

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

(2) In the absence of a licensing opportunity with a large pharmaceutical partner, we may undertake an equity financing in mid-2018, in order to raise $5-10 million in working capital to fund our first two phases of clinical trials. In this event, Management would aim to disclose additional pre-clinical research results prior to or coincident with this possible equity financing, because this would represent a developmental milestone that could increase the value of the Company’s equity in the view of future investors.

The anticipated impact on our cash position of either of these financing options could be to provide enough working capital to fund Phase I and potentially Phase IIa clinical trials. The anticipated impact on the Company’s liquidity and operations is that the Company would be able to continue operating beyond early 2019 that its current cash position provides for.

Recent Developments

In 2017, we initiated and completed several key pre-clinical research studies. The results of some of these studies comprise the basis of our outreach to potential corporate partners.

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

Our anticipated timeline for reaching the significant milestones in our plan of operations and the costs associated with our plan are set forth in the table below:

	Estimated Cost
1Q 2018
Completion of ELISA tests	$45,000
Complete Custom antibodies as an alternative to ELISA	$21,000

2Q 2018
Complete Stability and Formulation	$85,000
Write our first IND application	$80,000

3Q 2018
Possibly Complete toxicology studies in two species	$850,000	*

4Q 2018
Submit our first IND application	$60,000

1Q 2019
Begin dosing healthy volunteers in Phase I trial	$175,000

*This expenditure may depend on a successful capital raising event.

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

Human Resources (current state of employees and future plans towards employees

The Company has three part-time employees: David Hogg, PhD, a Research Technician, Garo H. Armen, PhD, the Executive Chairman, and Alexander K. Arrow, MD, the Chief Financial Officer. The Company also has three paid consultants: Dalia Barsyte, PhD, Chief Technology Officer, David Lovejoy, PhD, Chief Scientific Officer, and Christina Fam Faragalla, Director of Project Management.

Financing – Capital Needs

The Company anticipates that it will need to raise additional capital in the next year or so to support its R&D activities as it prepares to commence human clinical trials.

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

Fair Value Measurements. Accounting Standards Codification ASC 820, “Fair Value Measurements and Disclosure,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

Basic and Diluted Net (Loss) per Common Share. Basic (loss) per common share is computed by dividing the net (loss) by the weighted-average number of shares of common stock outstanding for each period. Diluted (loss) per share is computed by dividing the net (loss) by the weighted-average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. Potentially dilutive securities consisting of options and warrants aggregating 8,265,723 as of December 31, 2017, including common shares issuable under the conversion feature of the preferred shares, options and warrants issued in the Private Offering closing and merger transactions were not included in the calculation of weighted-average shares of common stock outstanding as they were determined to be anti-dilutive.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain portions of the ASU related to financial liabilities. The Company is currently evaluating the impact of the provisions of this new standard on the consolidated financial statements.

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

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The new standards, among other things, provide additional implementation guidance with respect to Accounting Standards Codification (ASC) Topic 606 and ASC Topic 842. ASU 2017-13 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the new standard, but does not expect it to have a material impact on its implementation strategies or its consolidated financial statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See pages F-1 through F-21 following the Exhibit Index of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 18, 2017, we engaged MaloneBailey LLP (“Malone”) as our principal independent registered public accounting firm, and effective May 18, 2017, we dismissed Marcum LLP (“Marcum”) as Protagenic Therapeutics, Inc.’s principal independent registered public accounting firm. The decision to dismiss Marcum and to appoint Malone was approved by our board of directors.

Marcum’s report on our consolidated financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During our two most recent fiscal years ended December 31, 2016 and 2015 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports on the consolidated financial statements for such fiscal years, or (2) reportable events, except that Marcum advised the Company of material weaknesses related to difficulty in accounting for complex accounting transactions due to an insufficient number of accounting personnel with experience in that area and limited segregation of duties within the Company’s accounting and financial reporting functions.

During our two most recent fiscal years ended December 31, 2016 and 2015 and in the subsequent interim period through the date of appointment, we have not consulted with Malone regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Malone provided to us a written report or oral advice that Malone concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, we have not consulted with Malone regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013. Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

(a) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or our Board of Directors; and

(iii) provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2017, management has completed a proper evaluation, risk assessment and monitoring of the Company's internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP. Management identified the following material weaknesses and concluded that the internal controls over financial reporting was not effective.

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

(b) Evaluation of Disclosure Controls and Procedures

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

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, the Company analyzed and documenting accounting policies and procedures.  In addition, management implemented certain policies and procedures but concluded that material weaknesses still exist and that such controls are not effective under the COSO framework.

Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information with respect to our executive officers and directors.

Name	Age	Position(s)
Garo H. Armen	65	Executive Chairman of the Board of Directors
Alexander K. Arrow	47	Chief Financial Officer
Robert B. Stein	67	Director
Khalil Barrage	53	Director
Brian J. Corvese	60	Director
Josh Silverman	47	Director

Garo H. Armen, PhD, Executive Chairman, is one of our founders and joined us in September 2004. Garo H. Armen is Chairman and Chief Executive Officer of Agenus Inc., a biotechnology company he co-founded in 1994. From mid-2002 through 2004, he also served as Chairman of the Board of the biopharmaceutical company Elan Corporation, plc, which he successfully restructured. Prior to Agenus Inc., Dr. Armen established Armen Partners, a money management firm specializing in biotechnology and pharmaceutical companies and was the architect of the widely publicized creation of the Immunex Lederle oncology business in 1993. Earlier, he was a senior vice president of research at Dean Witter Reynolds, having begun his career on Wall Street as an analyst and investment banker at EF Hutton. In 2002, Dr. Armen founded the Children of Armenia Fund, a nonprofit organization dedicated to significantly rebuilding and revitalizing impoverished rural Armenian towns to provide immediate and sustainable benefits to children and youth. He received the Ellis Island Medal of Honor in 2004 for his humanitarian efforts, and received the Sabin Humanitarian Award from the Sabin Vaccine Institute in 2006 for his achievements in biotechnology and progressing medical research. Dr. Armen was also the Ernst & Young 2002 New York City Biotechnology Entrepreneur of the Year, and received a Wings of Hope Award in 2005 from The Melanoma Research Foundation for his ongoing commitment to the melanoma community. Dr. Armen received a PhD in physical chemistry from the Graduate Center, City University of New York, after which he worked as a research fellow at Brookhaven National Laboratories in Long Island, NY.

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

Khalil Barrage, Director, joined us in July, 2007. Mr. Khalil Barrage has served as a Managing Director of The Invus Group, LLC since 2003, in charge of the Public Equities Group that he set up in September 2003. Invus manages over $3B of capital, with a primary focus is on private equity investments, biotechnology and health care. In addition, Invus manages a fund-of-funds liquid alternative investment and, most recently, the newly established public equities portfolio activity. Mr. Barrage is a value investor. He started his career in 1988 with The Olayan Group, a multibillion private group. He was in charge of the group’s U.S. public equities portfolio, overseeing more than $2 billion of assets. Mr. Barrage holds a BA from American University of Beirut.

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

Brian J. Corvese, Director, joined us on July 28, 2017, filling the open board seat vacated by Gregory H. Ekizian. Since 1999, Mr. Corvese has been the President and Founder of Vencor Capital (“Vencor”), a private equity firm with telecommunications and technology investments in the Middle East and Mediterranean regions. Prior to working at Vencor, Mr. Corvese worked on investments in the U.S. and global equity markets as a Managing Director and partner at Soros Fund Management, the largest hedge fund in the world at the time. From 1988 to 1996, Mr. Corvese was a partner at Chancellor Capital Management (“Chancellor”), a $25 billion money management firm. While at Chancellor, Mr. Corvese was a Portfolio Manager with responsibility for investments made in basic industries, restructurings, and special situations, corporate governance investments, as well as founded and managed his own hedge fund. From 1981 to 1988, Mr. Corvese was with Drexel Burnham Lambert (“Drexel”) as an equity analyst following the chemical and specialty chemical industries and participated in a significant number of merger and acquisition activities. While at Drexel, Mr. Corvese was a member of the top chemical and specialty chemical research team, as ranked by Institutional Investor. Mr. Corvese currently serves on the board of directors of Agenus Inc. and the National Telecommunications Corporation, based in Cairo, Egypt. Mr. Corvese earned degrees in finance and political science from The University of Rhode Island and attended New York University Graduate School. With over 30 years of experience in the financial industry, Mr. Corvese brings substantial financial expertise to our Board.

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

Andrew Slee, Development Advisor. Andy Slee joined us in April 2016 During his career, he has taken several drugs from inception through all their pre-clinical and early clinical testing. During the past five years he has worked for Preclinical CROs, immune-oncology companies and natural product companies focusing on anti-infectives, cancer, CNS, diabetes and inflammatory diseases Spreading his influence beyond a single company, he created and ran his own Contract Research Organization (CRO), VivoSource Laboratories, which for ten years from 2003 to 2013 provided preclinical proof of concept catering to biopharmaceutical companies. For the 18 years before that, Mr. Slee shepherded multiple pharma targets in several therapeutic areas from inception onward at DuPont Pharmaceuticals. He is a graduate of Syracuse University and Leeds University

Christina Faragalla, Director of Project Management, joined us in June 2016. Ms. Faragalla is responsible for managing communication and timelines in the Company’s development projects, as well as being the Company’s primary interface with its Contract Research Organizations (CROs). Prior to working with the Company, Ms. Faragalla served in roles both on the sponsor and CRO side. From 2010-2014 she worked with large Pharma clients overseeing late phase CNS programs at PAREXEL. From 2014-2016, she transitioned to exclusively serving emerging biotech clients in early development while at at Novella Clinical, a division of Quintiles CRO, running several first-in-man clinical trials. She is an expert in Global Clinical Operations, SOP Development and Harmonization, Translational medicine, POC to Early and Late phase drug development, IND to NDA to large registries and post marketing trials. She holds a MS Clinical Research Administration from George Washington University, and a BS in Biology from Rutgers College.

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

Code of Business Conduct and Ethics

On February 24, 2017, we adopted a written Code of Business Conduct and Ethics. Guidelines on Significant Governance Issues, and Process for Security Holder Communications with Directors, each of which is attached as an exhibit hereto.

Board Committees

Our Board of Directors has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees will operate under a charter that has been approved by our Board of Directors.

Audit Committee. The Audit Committee will oversee and monitor our financial reporting process and internal control system, review and evaluate the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee will be directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee will review and approve all transactions with affiliated parties. The Audit Committee shall be comprised on two or more independent directors who shall be appointed annually and subject to removal by the Board at any time. Each member of the Audit Committee shall meet the independence requirements of The NASDAQ Stock Market, LLC, and SEC regulations, as well as any other applicable requirements. On June 20, 2017, Gregory K. Ekizian, a director of the Company and the Chairman of the Audit Committee of the Company’s Board of Directors, notified the Company that he was resigning from the Board effective immediately. On July 25, 2017, our Board appointed Brian Corvese to the Audit Committee, whom meets the independence requirements. In addition, the Board also designated Brian Corvese as an “audit committee financial expert,” as that term is defined by the NSADAQ Listing Rules and SEC regulations.

Compensation Committee. The Compensation Committee will provide advice and make recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee will also review the compensation of our President, Chief Executive Officer, and other officers and make recommendations in that regard to the Board as a whole. The Compensation Committee shall be comprised on three or more directors who shall be appointed annually and subject to removal by the Board at any time. The Compensation Committee must have at least two members, and must consist solely of independent directors. Our Board appointed Messrs. Barrage (Committee Chairperson) and Corvese, and Dr. Stein to the Compensation Committee, all of whom are independent

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will nominate individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee will determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stockholders. The Nominating and Corporate Governance Committee shall be comprised of three or more directors who shall be appointed annually and subject to removal by the Board at any time. Each member of the Nominating and Corporate Governance Committee may or may not meet the independence requirements of The NASDAQ Stock Market, LLC and SEC regulations.

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

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for fiscal years ended December 31, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)	All Other Compensation ($)		Total Compensation ($)

Garo H. Armen, Chairman	2017	N/A	N/A	N/A	$312,500	(3)	N/A	N/A	N/A		$312,500
	2016	N/A	N/A	N/A	$580,000	(1)	N/A	N/A	N/A		$580,000

Robert Ziroyan, Chief Operating Officer and Interim President (6)	2017	$13,168	$0	$0	$0		$0	$0	$0		$13,168
	2016	$16,861	$0	$0	$0		$0	$0	$2,869	(2)	$19,730

Alexander K. Arrow, Chief Financial Officer	2017	$125,000	$0	$0	$93,750	(4)	$0	$0	N/A		$218,750
	2016	$106,552	$0	$0	$277,400	(5)	$0	$0	N/A		$383,952

(1)	We use the Black-Scholes option pricing model to value the options granted. On April 15, 2016, Dr. Armen was granted 500,000 options (exercise price of $1.25/option) which had vested by December 31, 2016 valued at U.S. $1.16 each at December 31, 2016.

(2)	Represents health benefits, Canada Pension Plan and employment insurance, cell phone and internet reimbursements.

(3)	We use the Black-Scholes option pricing model to value the options granted. On October 16, 2017, Dr. Armen was granted 250,000 options (exercise price of $1.75/option) which had 17,361 shares vested by December 31, 2017 valued at U.S. $1.25 each at December 31, 2017.

(4)	We use the Black-Scholes option pricing model to value the options granted. On October 16, 2017, Dr. Arrow was granted 75,000 options (exercise price of $1.75/option) which had 5,208 shares vested by December 31, 2017 valued at U.S. $1.25 each at December 31, 2017.

(5)	We use the Black-Scholes option pricing model to value the options granted. On February 12, 2016, Dr. Arrow was granted 100,000 options (exercise price of $1.25/option) which had 25,000 options vested by December 31, 2016 valued at US $1.15 each at December 31, 2016. Then, on April 15, 2016, Dr. Arrow was granted 140,000 options (exercise price of $1.25/option) which had 33,057 options vested by December 31, 2016 valued at U.S. $1.16 each at December 31, 2016.

(6)	Mr. Ziroyan ceased serving as an executive officer effective April 4, 2016. We compensated Mr. Ziroyan as an officer (President & COO) from January 1, 2016 through April 3, 2016, in the amount of $19,730. We then compensated him as an external consultant non-officer from April 4, 2016 through December 31, 2016, in the amount of $18,000. Mr. Ziroyan was not granted any options during 2016 or 2017.

Employment Arrangements with Officers and Directors

Dr. Alexander Arrow, our Chief Financial Officer, receives base compensation of $125,000 per year for his part-time work for us. In addition, Dr. Arrow received 100,000 options under the 2006 Plan as a sign-on bonus when he joined us and 140,000 options under the 2016 plan on April 15, 2016. These options have an exercise price of $1.25 per share, a ten-year term and vest over a three-year period in 35 monthly installments of 2,778 shares and a final installment of 2,770 shares and 3,889 shares and a final installment of 3,885 shares, respectively. On October 16, 2017, we granted Dr. Arrow another ten-year option to purchase 75,000 shares of our common stock at an exercise price of $1.75 per share, which vest in 35 monthly installments of 2,083 shares and a final installment of2,095. The terms of Dr. Arrow’s option grants also include full vesting acceleration upon a change of control. Drs. Arrow and Armen are the only currently two executive officers of the Company.

Consultancy Agreements

Dalia Barsyte PhD, Chief Technology Officer. Our subsidiary, Protagenic Therapeutics Canada (2006) Inc., entered into a consulting agreement with Dr. Dalia Barsyte. Dr. Barsyte is responsible for overseeing i) design and development of ELISA assays for measuring TCAP, ii) evaluation of TCAP exposure biomarker assay, iii) development of pipeline peptides, iv) development of clinically compatible formulations for TCAP, as well as all of the bench research and development of formulation and extraction methods. Her consulting agreement is effective through December 2017. She is compensated at the rate of up to $3,000 (Canadian) per month, if she works at least 20 hours on behalf of the Company. As well, we have granted Dr. Barsyte 10,000 shares of our common stock and ten-year options to purchase 150,000 shares of our common stock. Options to purchase 100,000 shares of common stock, at an exercise price of $1.00 per share, have fully vested; the options to purchase the remaining 50,000 shares of common stock, at an exercise price of $1.25 per share, vested in March 2016. On October 16, 2017, we granted Dr. Barsyte another ten-year option to purchase 20,000 shares of our common stock at an exercise price of $1.75 per share.

Robert B. Stein, PhD, MD. We entered into a consulting agreement with Dr. Stein effective January 2015. Dr. Stein is responsible for providing us with technical and advisory services related to our research and development efforts. The consulting agreement is effective through January 2020. On January 23, 2015, we granted Dr. Stein ten-year options to purchase 200,000 shares of our common stock, at an exercise price of $1.25 per share. The options vest in increments of 1.667% per month on the first day of each calendar month following January, 2015, such that the shares shall be fully vested on January 23, 2020, provided Dr. Stein remains a consultant to us. On October 16, 2017, we granted Dr. Stein a ten-year grant to purchase another 200,000 shares of our common stock, at an exercise price of $1.75 per share.

Christina Faragalla, Director of Project Management. We entered into a consulting agreement with Ms. Faragalla effective June 2016, via her consultancy entitled Lotus Clinical Consulting. She is compensated at the rate $100 per hour invoices, subject to a 12-month cap of $100,000. In addition, on October 26, 2016, we granted Ms. Faragalla ten-year options to purchase 25,000 shares of our common stock, at an exercise price of $1.25 per share. On October 16, 2017, we granted Ms. Faragalla another ten-year option to purchase 30,000 shares of our common stock, at an exercise price of $1.75 per share.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2017.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Garo H. Armen (1)	284,725	215,275	$1.25	April 15, 2026

Garo H. Armen (2)	17,361	232,639	$1.75	October 16, 2027

Robert Ziroyan (3)	100,000	—	$1.00	March 30, 2021

Robert Ziroyan (3)	50,000	—	$1.00	March 1, 2024

Robert Ziroyan (3)	75,000	—	$1.25	March 9, 2025

Alexander K. Arrow (4)	58,333	41,666	$1.25	February 12, 2026

Alexander K. Arrow (4)	79,725	60,275	$1.25	April 15, 2026

Alexander K. Arrow (5)	5,208	69,782	$1.75	October 16, 2027

(1)	Dr. Armen was granted a 500,000 share option grant on April 15, 2016

(2)	Dr. Armen was granted a 250,000 share option grant on October 16, 2017.

(3)	Mr. Ziroyan ceased serving as an executive officer as of April 4, 2016.

(4)	Dr. Arrow was granted a 100,000 share option grant on February 12, 2016, and a 140,000 share option grant on April 15, 2016

(5)	Dr. Arrow was granted a 75,000 share option grant on October 16, 2017.

For Drs. Armen and Arrow, following a qualified Change of Control, a resignation for Good Reason, or an involuntary termination other than For Cause, 100% of the executives’ then-unvested options shall become immediately vested.

Director Compensation

During fiscal year 2017 we compensated directors who were not employees of the Company.

Name	Fees earned or paid in cash	Stock awards	Option awards (1)	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Garo H. Armen			$312,500				$312,500
Khalil Barrage			$243,750				$243,750
Joshua Silverman			$56,250				$56,250
Robert Stein			$250,000				$250,000
Brian Corvese			$118,750				$118,750
Greg Ekizian			$0				$0

(1)	All Directors’ option awards were granted under the 2016 Plan on October 16 of 2017, except Kahlil Barrage’s options which were grated on January 1, 2017.

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

In addition, the 2016 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2016 Plan on January 1 of each year during the period beginning January 1, 2017, and ending on (and including) January 1, 2026. The annual increase in the number of shares shall be equal to (i) five point five percent (5.5%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) with respect to shares of common stock which may be issued under the 2016 Plan other than in respect to Incentive Stock Options, the difference between (x) eighteen percent (18%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the 2016 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards) if such amount is greater than the amount determined in (i) immediately above; provided, however, that our Board may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of common stock than would otherwise occur. On January 1, 2017, 564,378 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. On January 1, 2018, another 564,378 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision.

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

Generally, the option price may be paid in cash or by bank check or such other means as the Compensation Committee may accept. As set forth in an award agreement or otherwise determined by the Compensation Committee, in its sole discretion, at or after grant, payment in full or part of the exercise price of an option may be made (a) in the form of shares of common stock that have been held by the participant for such period as the Compensation Committee may deem appropriate for accounting purposes or otherwise, valued at the fair market value of such shares on the date of exercise; (ii) by surrendering to the Company shares of common stock otherwise receivable on exercise of the option; (iii) by a cashless exercise program implemented by the Compensation Committee in connection with the 2016 Plan; and/or (iv) by such other method as may be approved by the Compensation Committee and set forth in an award agreement.

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

Incentive Bonus Awards. The Compensation Committee may award Incentive Bonus Awards under the 2016 Plan. Incentive Bonus Awards may be based upon the attainment of specified levels of Company or subsidiary performance as measured by pre-established, objective performance criteria determined at the discretion of the Compensation Committee. Incentive Bonus Awards will be paid in cash or common stock, as set forth in an award agreement

Other Stock-Based and Cash-Based Awards. The Compensation Committee may award other types of equity-based or cash-based awards under the 2016 Plan, including the grant or offer for sale of unrestricted shares of our common stock and payment in cash or otherwise of amounts based on the value of shares of common stock.

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

Option Grants and Stock Awards

As of December 31, 2017, we had outstanding stock options to purchase 3,566,299 shares at an average exercise price of approximately $1.20 per share. Included in the total outstanding stock options were 0 stock options granted under the 2006 Plan in 2017 and 1,103,000 nonqualified stock options granted under the 2016 Plan in 2017 to our executive officers and others at an exercise price of $1.25 per share.

All awards to be made under the 2016 Plan are discretionary, subject to the terms of the 2016 Plan. Therefore, the benefits and amounts that will be received or allocated under the 2016 Plan are generally not determinable at this time. The equity grant program for our non-employee directors is described under the Compensation of Directors section in this proxy statement. The following table summarizes these 2016-2017 awards to our named executive officers under the 2016 Plan, all executive officers and the non-executive officer employees and consultants.

New Plan Benefits Table

Name and Position	Number of Units (options)
Garo H. Armen, Executive Chairman	750,000	(1)
Alexander K. Arrow, Chief Financial Officer	215,000	(2)
Non-Executive Director Group	825,000	(3)
Non-Executive Officer Employee/Consultant Group	371,300	(4)

(1)	These options vest over three years in monthly installments.

(2)	These options vest over three years in monthly installments. Dr. Arrow also has an 100,000 option grant made under the 2006 Option Plan.

(3)	105,000 of these options vest over four years in equal monthly installments, 185,000 of these options vest over two years in equal monthly installments, 385,000 of these options vest over one and a half years in equal monthly installments and as of December 31, 2017, 58,333 have fully vested.

(4)	371,299 of these options vest over four years in equal monthly installments, 15,000 of these options vest over two years in equal monthly installments, 10,000 of these options vest over one year in equal monthly installments, and 100,000 of these options vest over three years in equal monthly installments.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2017.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Garo H. Armen (1)	284,725	215,275	$1.25	April 15, 2026
Garo H. Armen (2)	17,361	232,639	$1.75	October 16, 2027
Robert Ziroyan (3)	100,000	—	$1.00	March 30, 2021
Robert Ziroyan (3)	50,000	—	$1.00	March 1, 2024
Robert Ziroyan (3)	75,000	—	$1.25	March 9, 2025
Alexander K. Arrow (4)	58,333	41,667	$1.25	February 12, 2026
Alexander K. Arrow (4)	79,725	60,275	$1.25	April 15, 2026
Alexander K. Arrow (5)	5,208	69,782	$1.75	October 16, 2027

(1) (2) (3) (4) (5)

Dr. Armen was granted a 500,000 share option grant on April 15, 2016.

Dr. Armen was granted a 250,000 share option grant on October 16, 2017.

Mr. Ziroyan ceased serving as an executive officer as of April 4, 2016.

Dr. Arrow was granted a 100,000 share option grant on February 12, 2016, and a 140,000 share option grant on April 15, 2016.

Dr. Arrow was granted a 75,000 share option grant on October 16, 2017.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial owners of more than 5% of the Company’s voting securities and the securities of the Company beneficially owned by the Company’s directors and officers as of March 27, 2017.

Name and address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Beneficial Ownership

Garo H. Armen(1)	4,205,632	(2)	33

Robert B. Stein(1)	256,667	(3)	2

Khalil Barrage(1)	263,750	(4)	2

Alexander K. Arrow(1)	305,277	(5)	2

Larry N. Feinberg 808 North St., Greenwich, CT 06831	800,000	(6)	6

Brian J. Corvese(1)	39,585	(7)	*

David A. Lovejoy	558,906	(8)	4

Josh Silverman(1)	63,750	(9)	1

Strategic Bio Partners LLC (10) 777 Third Avenue 30th Floor New York, NY 10017	2,193,413	(11)	17

All directors and executive officers as a group (6 persons)	5,134,661	(12)

* Less than 1%

(1) Executive officer and/or director.

(2) Includes warrants to purchase 1,253,367 shares of common stock at an exercise price of approximately $1.00 per share. Includes 2,296,012 shares held in the name of Dr. Armen and 250,000 shares held in the name of the Garo H. Armen IRA, as to which Dr. Armen has sole voting and dispositive power. Also includes options to purchase 406,253 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 343,747 shares that are not exercisable within 60 days of the date of this report.

(3) Represents options to purchase 256,667 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 183,333 shares in the aggregate that are not exercisable within 60 days of the date of this report.

(4) Includes 50,000 shares of common stock and options to purchase 213,750 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 26,250 shares in the aggregate that are not exercisable within 60 days of the date of this report.

(5) Includes 100,000 shares held in the name of Dr. Arrow and 18,260 shares held in the name of the Alexander K. Arrow IRA, as to which Dr. Arrow has sole voting and dispositive power. Also includes options to purchase 187,017 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 127,983 shares of common stock in the aggregate that are not exercisable within 60 days of the date of this report.

(6) Includes 200,000 shares of common stock held in the name of Mr. Feinberg and warrants to purchase 600,000 shares of common stock at an exercise price of $1.00 per share.

(7) Includes options to purchase 39,585 shares of common stock at an exercise price of $1.75 per share. Does not include options to purchase 55,417 shares of common stock that are not exercisable within 60 days of the date of this report.

(8) Includes 148,800 shares of common stock held in the name of Dr. Lovejoy and options to purchase 410,106 shares of common stock in the aggregate with an exercise price ranging from $1.00 to $1.25 per share. Does not include options to purchase 123,193 shares of common stock that are not exercisable within 60 days of the date of this report.

(9) Includes options to purchase 63,750 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 26,250 shares of common stock that are not exercisable within 60 days of the date of this report.

(10) Hudson Bay Master Fund Ltd. (the “Managing Member”) is the managing member of Strategic Bio Partners, LLC (“SBP”). Pursuant to SBP’s Limited Liability Company Operating Agreement, the Managing Member has delegated to Hudson Bay Capital Management LP (“HBC”) full and sole investment discretion and voting control of SBP’s portfolio securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of HBC. Each of SBP, the Managing Member and Sander Gerber disclaims beneficial ownership over these securities.

(11) SBP also holds shares of Series B Preferred Stock convertible into common stock and Predecessor Warrants to purchase common stock. However, the Series B Preferred and the Predecessor Warrants are subject to a “Beneficial Ownership Cap” limitation pursuant to which the holder thereof does not have the right to convert Series B Preferred Stock or exercise the Predecessor Warrants to the extent that such exercise would result in beneficial ownership by the holder thereof, or any of its affiliates and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act, of more than 9.99% of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion or exercise. Disregarding the Beneficial Ownership Cap, SBP would own 2,193,413 shares of common stock, including the shares underlying Series B Preferred Stock and Predecessor Warrants.

(12) Includes warrants to purchase 1,628,367 shares of common stock and options to purchase 1,537,544 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our named executive officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2016, to which we were a party or will be a party, in which:

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

Effective June 17, 2016, the Board of Directors determined that it was in the best interest of the Company to convert the last remaining portion of debt owed to Mr. Armen into equity, per the terms of the loan agreements. The sum total of remaining debt and accumulated interest as of December 31, 2017 was $0.

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

We believe that Messrs. Barrage, Corvese, and Silverman are each an “independent” director as that term is defined by the NASDAQ Stock Market, Inc. Marketplace Rules and SEC Regulations. In addition, the Board also designated Brian Corvese as an “audit committee financial expert,” as that term is defined by the NASDAQ Listing Rules and SEC regulations.

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

With regard to Mr. Corvese’s independent status, the Board considered the fact that he has no business relationship with the Company.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees for services provided and reasonably expected to be billed by Malone Bailey LLP. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2017 and 2016.

	Fiscal Year 2017	Fiscal Year 2016
Audit fees	$30,000	$-
Audit-related fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-

Total	$30,000	$-

The following table sets forth the fees for services provided and reasonably expected to be billed by Marcum LLP. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2017 and 2016.

	Fiscal Year 2017	Fiscal Year 2016
Audit fees	$17,500	$88,500
Audit-related fees	$-	$15,458
Tax Fees	$-	$-
All other fees	$-	$-

Total	$17,500	$103,958

Audit Fees: For the fiscal years ended December 31, 2017 and 2016, the aggregate audit fees billed by our independent auditors were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Audit-Related Fees: Audit-related fees are for assurance and other activities not explicitly related to the audit of our financial statements.

Tax Fees: For the fiscal years ended December 31, 2017 and 2016, there were no tax fees, respectively.

All Other Fees: For the fiscal years ended December 31, 2017 and 2016, there were $0 and $0, respectively

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

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining Marcum LLP’s and Malone Bailey LLP’s independence and has determined that such services for fiscal years 2016 and 2017, respectively, were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the reports of Marcum LLP and Malone Bailey LLP appear at pages F-1 through F-21 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 12, 2016, by and among Atrinsic, Inc. a Delaware corporation, Protagenic Acquisition Corp., a Delaware corporation and Protagenic Therapeutics, Inc., a Delaware corporation (Incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016).

2.2	Certificate of Merger as filed with the Delaware Secretary of State effective February 12, 2016 (Incorporated by reference to Exhibit 2.2 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016).

2.3	Certificate of Ownership and Merger Merging Protagenic Therapeutics, Inc. with and into Atrinsic, Inc. (Incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)

2.4	Agreement of Merger of Atrinsic, Inc. and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 2.2 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)

3.1	Third Amended and Restated Certificate of Incorporation of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016).

3.2	Certificate of Designations, Powers, Preferences and Other Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 4, 2016.)

3.3	Certificate of Elimination of Series A Convertible Preferred Stock of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on April 5, 2016.)

3.4	First Amended and Restated Bylaws Protagenic Therapeutics, Inc., (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on July 28, 2017).

4.1	Form of Warrant of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.2	Form of Predecessor Warrant of Atrinisic, Inc. (Incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(i)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on May 17, 2011. (Incorporated by reference to Exhibit 4.3(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(ii)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on February 18, 2013 (Incorporated by reference to Exhibit 4.3(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(i)	Warrant of Protagenic Therapeutics, Inc. issued to Gergory H. Ekizian on July 7, 2011. (Incorporated by reference to Exhibit 4.4(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(ii)	Warrant of Protagenic Therapeutics, Inc. issued to PENSCO Trust Company, FBO Gregory H. Ekizian on February 18, 2013. (Incorporated by reference to Exhibit 4.4(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.5 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016).

10.1	Form of Securities Purchase Agreement, by and between Atrinsic, Inc. and the investors in the Private Offering. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016.)

10.2	Form of Registration Rights Agreement by and between Atrinsic, Inc. and the investors in the Private Offering. (Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016.)

10.3	Placement Agency Agreement (Incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016).

10.4	Delaware Escrow Agreement, by and between Atrinsic Inc., Depositor and Delaware Trust Company. (Incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016.)

10.5	Voting Agreement, effective February 12, 2016, among Atrinsic, Inc., the stockholders of Protagenic Therapeutics, Inc., and Strategic Bio Partners, LLC. (Incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.6	Indemnity Agreement, effective February 12, 2016, among Atrinsic, Inc., Strategic Bio Partners, LLC, and Iroquois Capital Management LLC and Hudson Bay Capital Management LP as guarantors. (Incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.7	Split-Off Agreement, effective February 12, 2016, among Atrinsic, Inc., B.E Global LLC and MomSpot, LLC. (Incorporated by reference to Exhibit 10.6 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8	General Release Agreement, effective February 12, 2016, among Atrinsic, Inc., B.E Golbal LLC and MomSpot LLC. (Incorporated by reference to Exhibit 10.7 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.9	Split-Off Agreement, effective February 12, 2016, between Atrinsic, Inc., Quintel Holdings Inc. (Incorporated by reference to Exhibit 10.10 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.10	Preferred Stock Exchange Agreement, effective February 12, 2016, between Atrinsic, Inc., Quintel Holdings Inc. (Incorporated by reference to Exhibit 10.9 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.11	Investor Note Exchange Agreement, effective February 12, 2016, between Atrinsic, Inc. and the investors of Atrinsic, Inc. (Incorporated by reference to Exhibit 10.10 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.12	Preferred Stock Exchange Agreement, effective February 12, 2016, among Atrinsic, Inc. and the investors Atrinsic. (Incorporated by reference to Exhibit 10.11 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.13	Employment Agreement, effective January 1, 2014 between Protagenic Therapeutics Canada (2006) Inc. and Dr. Robert Ziroyan(Incorporated by reference to Exhibit 10.12 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.14	Consulting Agreement, as amended, between Protagenic Therapeutics Canada (2006) Inc. and Dr. Dalia Barsyte (Incorporated by reference to Exhibit 10.13 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.15	Consulting Agreement, effective January 23, 2015, between Protagenic Therapeutics Inc. and Dr. Robert b. Stein. (Incorporated by reference to Exhibit 10.15 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.16	Consulting Agreement, effective June 3, 2015, between Protagenic Therapeutics, Inc. and Christina Fam Faragalla (Lotus Clinical Consulting, LLC)**

10.17	Protagenic Therapeutics, Inc. 2006 Employee, Director and Consultant Stock Plan (Incorporated by reference to Exhibit 10.16 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.18	Form of Nonqualified Stock Option Award Agreement under the 2006 Employee, Director and Consultant Stock Plan. (Incorporated by reference to Exhibit 10.17 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.) **

10.19	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form 10, as filed with the SEC on July 2, 2014..)**

10.20(i)	Technology License Agreement, effective July 21, 2005, between The University of Toronto Innovations Foundation and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.20(ii)	First Amendment to Technology License Agreement, effective February 18, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.21(i)	Sponsored Research Agreement, effective April 1, 2014, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.21(ii)	Amendment to the Sponsored Research Agreement, effective April 1, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(i)	Bridge Loan Agreement, effective April 15, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(ii)	Bridge Loan Agreement, effective May 28, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(iii)	Bridge Loan Agreement, effective July 1, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(iii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(iv)	Bridge Loan Agreement, effective September 1, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(iv) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(v)	Bridge Loan Agreement, effective October 29, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(v) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(vi)	Bridge Loan Agreement, effective December 23, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(vi) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.23	Stock Purchase Agreement, effective December 21, 2015, between Mark Berg and Alexander Arrow. (Incorporated by reference to Exhibit 10.22 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.24	Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)**

10.25	Form of Incentive Stock Option Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.26	Form of Non-Qualified Stock Option Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.27	Letter dated June 17, 2016 from Schulman Lobel Zand Katzen Williams & Blackman LLP re change in Certifying accountant. (Incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)

14.1	Company Code of Business Conduct and Ethics, adopted February 24, 2017.
14.2	Company Guidelines on Significant Corporate Governance Issues, adopted February 24, 2017.
14.3	Company Process for Security Holder Communications with Directors, adopted February 24, 2017.

21.1	Subsidiaries of Atrinsic, Inc. (Incorporated by reference to Exhibit 21.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

23.1	Consent of Malone Bailey LLP

23.2	Consent of Marcum LLP

24.1	Power of Attorney (included on signature page).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

99.1	Charter of the Science Committee of the Board of Directors of the Company.

[100.1]	[XBRL-related documents]

[101.1]	[Interactive Data Files]

**	Designates management contracts and compensation plans (and filed herewith, except as expressly stated otherwise)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGENIC THERAPEUTICS, INC.
Date:	By:
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

Signatures	Title	Date

	Director and Chairman of the Board	[____________]
Garo H. Armen	(Principal Executive Officer)

	Chief Financial Officer	[____________]
Alexander K. Arrow	(Principal Financial Officer)

	Director	[____________]
Robert B. Stein

	Director	[____________]
Khalil Barrage

	Director	[____________]
Brian J. Corvese

	Director	[____________]
Joshua Silverman

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors of

Protagenic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Protagenic Therapeutics, Inc. (the “Company”) as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has no revenue; these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2017.

Houston, Texas

April 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Protagenic Therapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Protagenic Therapeutics, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity and cash flow for the year then ended. The consolidated financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protagenic Therapeutics, Inc., as of December 31, 2016 and the consolidated results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

//s// Marcum LLP

Marcum LLP

New York, NY

April 17, 2017

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$399,687	$3,100,398
Marketable securities	1,285,753	-
Prepaid expenses	94,542	60,417

TOTAL CURRENT ASSETS	1,779,982	3,160,815

EQUIPMENT - NET	1,022	1,097

TOTAL ASSETS	$1,781,004	$3,161,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable and accrued expenses	135,854	167,987
Derivative liability	425,838	516,870

TOTAL CURRENT LIABILITIES	561,692	684,857

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 872,766 shares issued and outstanding at December 31, 2017, and December 31, 2016, respectively	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,261,419 shares issued and outstanding at December 31, 2017, and 10,257,078 shares issued and outstanding at December 31, 2016	1,026	1,026
Additional paid-in-capital	12,227,849	11,239,786
Accumulated deficit	(10,841,759)	(8,582,123)
Accumulated other comprehensive loss	(167,805)	(181,635)

TOTAL STOCKHOLDERS’ EQUITY	1,219,312	2,477,055

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,781,004	$3,161,912

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31,
	2017	2016

REVENUE	$-	$-

OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	717,452	417,866
General and administrative	1,647,872	1,411,466
Goodwill impairment	-	404,169

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	2,365,324	2,233,501

LOSS FROM OPERATIONS	(2,365,324)	(2,233,501)

OTHER (EXPENSE) INCOME

Interest income	13,890	907
Interest expense - stockholder	-	(7,162)
Realized loss on foreign exchange transactions	-	(6,625)
Realized gain on marketable securities	766	-
Change in fair value of derivative liability	91,032	(29,445)

TOTAL OTHER (EXPENSE) INCOME	105,688	(42,325)

NET LOSS	$(2,259,636)	$(2,275,826)

COMPREHENSIVE LOSS

Other Comprehensive Income - net of tax
Net unrealized gain (loss) on marketable securities	(1,426)	-
Foreign exchange translation gain (loss)	15,256	(32,984)

TOTAL COMPREHENSIVE LOSS	$(2,245,806)	$(2,308,810)

Net loss per share - Basic and Diluted	$(0.22)	$(0.43)

Weighted average common shares - Basic and Diluted	10,261,419	5,306,035

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Fiscal Year Ended December 31, 2016 and 2017

	Series B Convertible				Additional				Accumulated Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Treasury Stock		Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Loss	Equity
BALANCE - January 1, 2016	-	-	7,612,838	$761	$5,886,971	$(6,306,297)	(1,000,000)	$(100,000)	$(148,651)	$(667,216)

Merger:
Atrinsic shares converted	297,468	1	25,867	3	63,381					63,385
Protagenic shares converted	6,612,838	6	(7,612,838)	(761)	(99,245)		1,000,000	100,000		-
Private offerings, net of expenses	4,108,460	4			4,761,793					4,761,797
Foreign currency translation (loss)									(32,984)	(32,984)
Stock compensation - stock options					546,134					546,134
Conversion of series B Preferred Stock	(10,146,000)	(10)	10,146,000	1,015	(1,005)					-

Conversion of Bridge loan			60,211	6	75,259					75,265
Stock options converted to common			25,000	2	6,498					6,500

Net loss						(2,275,826)				(2,275,826)

BALANCE - December 31, 2016	872,766	1	10,257,078	1,026	11,239,786	(8,582,123)	-	-	(181,635)	2,477,055

Unrealized gain (loss) on marketable securities									(1,426)	(1,426)
Foreign currency translation gain									15,256	15,256
Stock compensation - stock options					888,281					888,281
Adjustment to common stock			4,341	-	-					-
Modification of warrants					99,782					99,782

Net loss						(2,259,636)				(2,259,636)

BALANCE -December 31, 2017	872,766	$1	10,261,419	$1,026	$12,227,849	$(10,841,759)	$-	$-	$(167,805)	$1,219,312

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,259,636)	$(2,275,826)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	148	534
Goodwill impairment	-	404,169
Stock based compensation	888,281	546,134
Accretion to bridge loan	-	7,162
Legal fees satisfied through issuance of Series B preferred stock	-	150,000
Change in fair value of the derivative liability	(91,032)	29,445
Gain on sale of marketable securities	(766)	-
Modification of warrants	99,782	-
Changes in operating assets and liabilities
Prepaid expenses	(34,125)	(60,417)
Other receivables	-	6,230
Accounts payable and accrued expenses	17,259	52,250

NET CASH USED IN OPERATING ACTIVITIES	(1,380,089)	(1,140,319)

CASH FLOWS USED IN INVESTING ACTIVITIES

Sale of marketable securities	2,145,000	-
Purchase of marketable securities	(3,431,414)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,286,414)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from conversion of stock options	-	6,500
Proceeds from bridge loan	-	19,000
Proceeds from issuance of Series B Preferred Stock	-	4,258,438

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	4,283,938

Effect of exchange rate on cash and cash equivalents	(34,208)	(46,564)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,700,711)	3,097,055

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,100,398	3,343

CASH AND CASH EQUIVALENTS, END OF PERIOD	$399,687	$3,100,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Unrealized loss on marketable securities	$1,427	$-
Debt settled with issuance of Series B preferred stock	$-	$425,265
Reclassification of warrants to derivative liabilities from equity	$-	$487,425
Shares issued in connection with reverse business combination	$-	$404,169
Accrued liabilities paid through the issuances of Series B preferred stock	$-	$150,000
Series B Preferred stock converted to common stock	$-	$10

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Protagenic Therapeutics, Inc. (“we,” “our,” “Protagenic” or “the Company”), a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc., a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

The Company was previously known as Atrinsic, Inc., a company that was once a reporting company under the Securities Act, but that, in 2012 and 2013, reorganized under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. On February 12, 2016, the Company acquired Protagenic Therapeutics, Inc. through a reverse merger. On June 17, 2016, Protagenic Therapeutics, Inc. (the then wholly-owned subsidiary of Atrinsic, Inc.) was merged with and into Atrinsic, Inc. Atrinsic, Inc. was the surviving corporation in this merger and changed its name from Atrinsic, Inc. to Protagenic Therapeutics, Inc.

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

Private Offering

Concurrently and a condition of the closing of the Merger, the Company conducted the first closing of an offering (the “Private Offering”) of our Series B Preferred Stock. At the first closing, we sold 2,775,000 shares of Series B Preferred Stock at a purchase price of $1.25 per share, for which we received total gross consideration of $3,468,750. Of this amount, $350,000 consisted of the conversion of outstanding stockholder debt held by Garo H. Armen, our Chairman and a member of our Board of Directors, and $150,000 of legal expenses incurred by Strategic Bio Partners, LLC, on behalf of the stockholders of Predecessor, in conjunction with and as permitted under the terms of the Merger. On March 2, 2016, we completed the second closing of the Private Offering, at which we sold an additional 913,200 shares of Series B Preferred Stock, for total gross proceeds of $1,141,500. On April 15, 2016 we completed the final closing of the Private Offering, at which we issued an additional 420,260 shares of Series B Preferred Stock to accredited investors, for total gross proceeds of $525,325. The Company paid commissions, legal and miscellaneous fees aggregating $373,778 associated with these closings. We also issued Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock valued at $146,641 using a Black-Scholes model at an exercise price of $1.25 per share to the Placement Agent and its selected dealers. The Company determined the fair value of the binomial lattice model and the Black-Scholes valuation model to be materially the same. For all three closings, the Company issued 4,108,460 shares of Series B Preferred Stock and raised total gross proceeds of $4,635,575 and total net proceeds of $4,261,797 (or total gross proceeds of $5,135,575 and total net proceeds of $4,761,797, including the conversion of the $350,000 in principal of stockholder debt, and $150,000 of legal expenses incurred by the Predecessor’s stockholders.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,259,636 and $2,275,826 for the years ended December 31, 2017 and 2016, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $10,841,759 as of December 31, 2017. The net loss presented for the twelve months is attributed to an increase in research and development expense and an increase in stock compensation expense. The net loss present for the prior period was attributed to goodwill impairment, an increase in professional fees as related to the Merger, and an increase in stock compensation expense. The Company anticipates further losses in the development of its business. The Company had a net working capital of $1,218,290 at December 31, 2017 as a result of the Merger and simultaneous financings. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the third quarter of 2018. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the fourth quarter of 2018.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2017, a net loss and net cash used in operating activities for the year ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of Protagenic Therapeutics, Inc., and its wholly-owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2017, and 2016, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is 3 years. Depreciation expense was not material for the years ended December 31, 2017 and 2016.

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

During the year ended December 31, 2017 the Company purchased $3,431,414 and sold $2,145,000 in marketable securities with a realized gain of $766 and an unrealized loss of $1,427. As of December 31, 2017, the Company owns marketable securities with a total value of $1,285,753.

As of December 31, 2017, the marketable securities have maturity dates ranging from January 4, 2018 to February 22, 2018.

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

Goodwill impairment for the year ended December 31, 2016 was $404,169. As of December 31, 2017, the goodwill was $0.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2017.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	1,285,753	—	1,285,753	—	1,285,753
Derivative warrants liabilities	$(425,838)	$—	$—	$(425,838)	$(425,838)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2016.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$(516,870)	$—	$—	$(516,870)	$(516,870)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2017:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2016	$516,870
Change in fair value of derivative warrants liabilities	(91,032)
Balance, December 31, 2017	$425,838

The fair value of the derivative feature of the 127,346 and 295,945 warrants to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following assumptions:

	February 12, 2016	December 31, 2016	December 31, 2017
Exercise price	$1.25	$1.25	1.25
Risk free interest rate	1.20%	1.93%	1.98%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	156%	219%	144%
Contractual term	5.0 years	4.25 years	3.15 Years

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

During the year ended December 31, 2017 and 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $91,032 and a gain of $29,445 relating to the change in fair value, respectively.

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

If any award granted under the 2016 Plan payable in shares of common stock is forfeited, cancelled, or returned for failure to satisfy vesting requirements, otherwise terminates without payment being made, or if shares of common stock are withheld to cover withholding taxes on options or other awards, the number of shares of common stock as to which such option or award was forfeited, or which were withheld, will be available for future grants under the 2016 Plan. The company recognizes the impact of forfeitures when they occur.

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

	Potentially Outstanding Dilutive Common Shares
	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	872,766

Stock Option	3,566,299	2,484,445

Warrant	3,826,658	3,826,658

Total potentially outstanding dilutive common shares	8,265,723	7,183,869

Research and Development

Research and development expenses are charged to operations as incurred.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only for certain portions of the ASU related to financial liabilities. The Company is currently evaluating the impact of the provisions of this new standard on the consolidated financial statements.

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

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The new standards, among other things, provide additional implementation guidance with respect to Accounting Standards Codification (ASC) Topic 606 and ASC Topic 842. ASU 2017-13 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the new standard, but does not expect it to have a material impact on its implementation strategies or its consolidated financial statements upon adoption.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31, 2017	December 31, 2016

Legal	$-	$1,190
Accounting	161	-
Patent expense	-	37,142
Research and development	124,728	116,255
Other	10,965	13,400

	$135,854	$167,987

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

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

Stock-Based Compensation

In connection with the consummation of the Merger completed on February 12, 2016, we adopted the pre-merger Protagenic Therapeutics, Inc.’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”). On June 17, 2016, our stockholders adopted our 2016 Equity Compensation Plan (the “2016 Plan”) and, as a result, we terminated the 2006 Plan. We will not grant any further awards under the 2006 Plan. All outstanding grants under the 2006 Plan will continue in effect in accordance with the terms of the particular grant and the 2006 Plan.

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

There were 3,566,299 options outstanding as of December 31, 2017. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.25 - $1.75
Expected dividend yield	0%
Risk free interest rate	1.54% - 2.40%
Expected life in years	5
Expected volatility	146% - 266%

There were 2,484,445 options outstanding as of December 31, 2016. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$0.26 - $1.25
Expected dividend yield	0%
Risk free interest rate	1.01% - 2.43%
Expected life in years	5
Expected volatility	85% - 213%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options

Outstanding January 1, 2016	1,707,744	$0.84	6.45
Granted	1,308,300	$1.25	10.35
Expired	(506,599)	$0.26
Converted	(25,000)	$0.26
Outstanding December 31, 2016	2,484,445	$1.18	9.82
Granted	1,103,000	$1.68	8.96
Expired	(21,146)	$1.00
Outstanding December 31, 2017	3,566,299	$1.33	8.05

A summary of the status of the Company’s nonvested shares as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2017	1,211,463	$1.25
Granted	1,103,000	$1.68
Vested	(800,456)	$1.36
Forfeited	(21,146)	$1.00
Nonvested at December 31, 2017	1,492,861	$1.54

As of December 31, 2017, the Company had 3,566,299 shares issuable under options outstanding at a weighted average exercise price of $1.33 and an intrinsic value of $181,537.

The total number of options granted during the year ended December 31, 2017 and 2016 was 1,103,000 and 1,308,300, respectively. The exercise price for these options was $1.25 per share or $1.75 per share.

The Company recognized compensation expense related to options issued of $888,281 and $546,134 during the years ended December 31, 2017 and 2016, respectively, which is included in general and administrative expenses. For the year ended December 31, 2017, $635,400 of the stock compensation was related to employee and $281,568 was related to non-employees.

As of December 31, 2017, the unamortized stock option expense was $1,796,263 with $1,039,638 being related to employees and $756,625 being related to non-employees. As of December 31, 2017, the weighted average period for the unamortized stock compensation to be recognized is 8.19 years.

On October 16, 2017, the Board granted 953,000 options to employees, consultants and Board members. These options shall have 10-year expiration dates, 12 to 48 month vesting cycles, and a strike price of $1.75 per share.

Warrants:

In connection with the Merger, all of the issued and outstanding warrants to purchase shares of Prior Protagenic common stock, converted, on a 1 for 1 basis, into new warrants (the “New Warrants”) to purchase shares of our Series B Preferred Stock.

Simultaneous with the Merger and the Private Offering, New Warrants to purchase 3,403,367 shares of Series B Preferred Stock at an average exercise price of approximately $1.05 per share were issued to holders of Prior Protagenic warrants; additionally, holders of $665,000 of our debt and $35,000 of accrued interest exchanged such debt for five-year warrants to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share. Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock at an exercise price of $1.25 per share were issued in connection with the Private offering. These warrants to purchase 423,291 shares of Series B Preferred Stock have been recorded as derivative liabilities. See Note 5.

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Warrants

Outstanding January 1, 2017	3,826,658	$1.05	5.61
Granted	-	-	-
Outstanding December 31, 2017	3,826,658	$1.05	4.69

As of December 31, 2017 the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $763,342.

During the year ended December 31, 2017, the expiration date for the 100,000 share warrant held by a former consultant was extended by 3 years from January 2, 2017 to January 2, 2020. Related to this warrant modification a compensation expense of $99,782 was recorded.

NOTE 7 – INCOME TAXES

The components of loss before income taxes are as follows:

	2017	2016
Domestic	(2,134,722)	(2,182,114)
Foreign	(124,914)	(93,712)
Loss before income taxes	(2,259,636)	(2,275,826)

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2017 and 2016.

For the years ended December 31, 2017 and 2016, a reconciliation of the Company’s effective tax rate to the statutory U.S. Federal rate is as follows:

	2017	2016
Income taxes at Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal income tax effect	(8.4)%	(16.0)%
Perm difference	0.0%	(7.0)%
Foreign tax rate differential	(0.2)%	(0.2)%
Change in valuation allowance	42.6)%	50.4%
Other	0.0)%	6.8%
Income tax provision	0.0)%	0.0%

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act makes changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects in its consolidated financial statements as of December 31, 2017. As the Company collects and prepares necessary data and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, the SEC, and other standard-setting bodies, it may make adjustments to the provisional amounts. The accounting for the tax effects of the Tax Act will be completed in 2018.

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	2017	2016
U.S. net operating loss carryforwards	2,168,000	1,899,000
Stock compensation	472,000	449,000
Canadian Provincial income tax losses	123,000	116,000
Canadian Provincial scientific investment tax credits	-	56,000
	2,763,000	2,520,000
Valuation allowance	(2,763,000)	(2,520,000)
Net deferred tax assets	-	-

As of December 31, 2017 and 2016, the Company had federal net operating loss carryforwards (“NOL”) of approximately $5,287,000 and $4,338,000, respectively. The losses expire beginning in 2024. The Company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 has occurred. The effect of an ownership change would be the imposition of annual limitation on the use of NOL carryforwards attributable to periods before the change Any limitation may result in expiration of a portion of the NOL before utilization. As of December 31, 2017 and 2016, the Company had state and local net operating loss carryforwards of approximately $5,272,000 and $4,331,000, respectively, to reduce future state tax liabilities also through 2035.

As of December 31, 2017 and 2016, the Company had Canadian NOL of approximately $1,002,000 and $771,000, respectively. The Canadian losses expire in stages beginning in 2026. As of December 31, 2017 and 2016, the Company also has unclaimed Canadian federal scientific research and development investment tax credits, which are available to reduce future federal taxes payable of approximately $0 and $56,000 respectively.

As a result of losses and uncertainty of future profit, the net deferred tax asset has been fully reserved. The net change in the valuation allowance during the years ended December 31, 2017 and 2016 was an increase of $243,000 and $1,148,000, respectively.

Foreign earnings are assumed to be permanently reinvested. U.S. Federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The Company recognizes interest and penalties related to uncertain tax positions in selling, general and administrative expenses. The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2017 and 2016.

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

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a 10 year period which ends on April 1, 2022. As of December 31, 2016, the Professor has been granted 483,299 stock options, of which 297,190 are fully vested, at an exercise price of $1.00 exercisable over 10 or 13 year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026 or on March 1, 2027. On October 16, 2017, the profession was granted 20,000 stock options which vest monthly for 48 months, has an exercise price of $1.75 and expires on October 16, 2027

The sponsorship research and development expenses pertaining to the Research Agreements were $93,919 and $65,252 for the years ended December 31, 2017 and 2016, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the years ended December 31, 2017 and 2016 and therefore was not subject to paying any royalties.

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

The Company has accrued $0 to the Former Officer for research and development projects and paid the equivalent in U.S. dollars of $13,168 during the year ended December 31, 2017.

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

The Company has accrued $0 to pay the Consultant for research and development projects during the year ended December 31, 2017 and paid $25,449 during the year ended December 31, 2017.

Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

NOTE 12 - SUBSEQUENT EVENTS

On January 24, 2018, the company entered into a consulting agreement (the “Agreement”) with NeuroAssets Sàrl (“Consultant”), a Swiss company. Under the Agreement, Consultant will provide us with advisory services relating to introductions and presentations to pharmaceutical companies who could potentially become our corporate partners. The Agreement may be terminated by either party at any time upon notice. The Company plans to pay Consultant $5,000 per month until such time as the Agreement is terminated.

The Agreement also provided for the grant of options to Consultant. Accordingly, on February 20, 2018, the Compensation Committee of the Company’s Board of Directors approved a grant of 200,000 options under our 2016 Equity Compensation Plan. The options vest over 48 months in equal monthly installments with the first monthly vesting event scheduled to occur on March 20, 2018, have a term of 10 years and are exercisable at a price of $1.75 per share. The vesting of the options will accelerate if a corporate partnership results from an introduction made by Consultant.

During the first quarter the company granted 80,000 stock options to four consultants. 50,000 of these options vest immediately and the remaining 30,000 options vest monthly over 48 months, have an exercise price of $1.75, and have a term of 10 years.

