Form 10-K/A
period 2017-12-31
Protagenic Therapeutics, Inc.\new
filed 2018-04-05
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Original Filing), filed with the U.S. Securities and Exchange Commission on April 2, 2018 (Original Filing Date). The sole purpose of this Amendment No. 1 is to insert the dates and electronic signatures on the Signature page (page 72) and in the Certifications (Exhibit 31.2 and 32.1).

Except as described above, no material changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing.

2

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

(12) Includes warrants to purchase 1,628,367 shares of common stock and options to purchase 1,167,020 shares of common stock.

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

PROTAGENIC THERAPEUTICS, INC.
Date:	April 5, 2018	By:	/s/ Garo H. Armen
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

Signatures	Title	Date

/s/ Garo H. Armen	Director and Chairman of the Board	April 5, 2018
Garo H. Armen	(Principal Executive Officer)

/s/ Alexander K. Arrow	Chief Financial Officer	April 5, 2018
Alexander K. Arrow	(Principal Financial Officer)

/s/ Robert B. Stein	Director	April 5, 2018
Robert B. Stein

/s/ Khalil Barrage	Director	April 5, 2018
Khalil Barrage

/s/ Brian J. Corvese	Director	April 5, 2018
Brian J. Corvese

/s/ Joshua Silverman	Director	April 5, 2018
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

