Form 10-Q
period 2018-03-31
Protagenic Therapeutics, Inc.\new
filed 2018-05-15
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

[  ] Yes [X] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of May 15, 2018, there were 10,261,419 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$343,287	$399,687
Marketable securities	1,082,557	1,285,753
Prepaid expenses	42,292	94,542

TOTAL CURRENT ASSETS	1,468,136	1,779,982

EQUIPMENT - NET	908	1,022

TOTAL ASSETS	$1,469,044	$1,781,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	84,468	135,854
Derivative liability	419,678	425,838

TOTAL CURRENT LIABILITIES	504,146	561,692

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 872,766 shares issued and outstanding at March 31, 2018, and December 31, 2017, respectively	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,261,419 shares issued and outstanding at March 31, 2018, and December 31, 2017, respectively	1,026	1,026
Additional paid-in-capital	12,572,496	12,227,849
Accumulated deficit	(11,439,918)	(10,841,759)
Accumulated other comprehensive loss	(168,707)	(167,805)

TOTAL STOCKHOLDERS’ EQUITY	964,898	1,219,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,469,044	$1,781,004

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
REVENUE	$-	$-

OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	190,414	138,812
General and administrative	416,270	519,108

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	606,684	657,920

LOSS FROM OPERATIONS	(606,684)	(657,920)

OTHER (EXPENSE) INCOME

Interest income	1,581	184
Realized gain on marketable securities	784	-
Change in fair value of derivative liability	6,160	(117)

TOTAL OTHER INCOME	8,525	67

NET LOSS	$(598,159)	$(657,853)

COMPREHENSIVE LOSS

Other Comprehensive Income - net of tax
Net unrealized loss on marketable securities	(75)	-
Foreign exchange translation gain (loss)	(827)	2,030

TOTAL COMPREHENSIVE LOSS	$(599,061)	$(655,823)

Net loss per share - Basic and Diluted	$(0.06)	$(0.06)

Weighted average common shares - Basic and Diluted	10,261,419	10,257,078

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(598,159)	$(657,853)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	89	917
Stock based compensation	344,647	355,336
Change in fair value of the derivative liability	(6,160)	117
Gain on sale of marketable securities	(784)	-
Changes in operating assets and liabilities
Prepaid expenses	52,250	36,250
Accounts payable and accrued expenses	(50,892)	(92,164)

NET CASH USED IN OPERATING ACTIVITIES	(259,009)	(357,397)

CASH FLOWS PROVIDED BYINVESTING ACTIVITIES

Sale of marketable securities	1,635,000	-
Purchase of marketable securities	(1,429,668)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	205,332	-

Effect of exchange rate on cash and cash equivalents	(2,723)	1,995

NET DECREASE IN CASH AND CASH EQUIVALENTS	(56,400)	(355,402)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	399,687	3,100,398

CASH AND CASH EQUIVALENTS, END OF PERIOD	$343,287	$2,744,996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Unrealized gain on marketable securities	$(1,352)	$-

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

NOTE 2 - GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $598,159 and $657,853 for the three months ended March 31, 2018 and 2017, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $11,439,918 as of March 31, 2018.   The Company anticipates further losses in the development of its business. The Company had a net working capital of $963,990 at March 31, 2018 as a result of the continuing operations of the company. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the third quarter of 2018. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the fourth quarter of 2018.

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2018, a net loss and net cash used in operating activities for the three months ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2018 and 2017. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The condensed consolidated financial statements include the accounts of Protagenic Therapeutics, Inc., and its wholly-owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, for the years ended December 31, 2017 and 2016 included within the Company’s Form 10-K/A filed with the SEC on April 5, 2018. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future interim periods.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of Atrinsic, Inc., and its wholly owned subsidiary, Protagenic Acquisition Corp, and Protagenic Therapeutics, Inc., which merged with and into Protagenic Acquisition Corp, on February 12, 2016, as well as Protagenic Therapeutics’ wholly-owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated in the unaudited condensed consolidated financial statements.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the unaudited condensed consolidated financial statements include the allocation of the fair value of acquired assets and liabilities associated with the Merger, income tax provisions, impairment of goodwill, valuation of stock options and warrants and assessment of deferred tax asset valuation allowance.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2018, and December 31, 2017, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is 3 years. Depreciation expense was not material for the three months ended March 31, 2018 and 2017.

Marketable Securities

The Company accounts for marketable debt securities, the only type of securities it owns, in accordance with sub-topic 320-10 of the FASB Accounting Standards Codification (“Sub-topic 320-10”).

Pursuant to Paragraph 320-10-35-1, investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the unaudited condensed consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized.

During the three months ended March 31, 2018 the Company purchased $1,429,668 and sold $1,635,000 in marketable securities with a realized gain of $784 and an unrealized gain of $1,352. As of December 31, 2017, the Company owns marketable securities with a total value of $1,082,235.

As of March 31, 2018, the marketable securities have maturity dates ranging from April 5, 2018 to July 26, 2018.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of March 31, 2018.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	1,082,557	—	1,082,557	—	1,082,557
Derivative warrants liabilities	$(419,678)	$—	$—	$(419,678)	$(419,678)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2017.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	1,285,753	—	1,285,753	—	1,285,753
Derivative warrants liabilities	$(425,838)	$—	$—	$(425,838)	$(425,838)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2018:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2016	$425,838
Change in fair value of derivative warrants liabilities	(6,160)
Balance, December 31, 2017	$419,678

The fair value of the derivative feature of the 127,346 and 295,945 warrants to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following assumptions:

	December 31, 2017	March 31, 2018
Exercise price	1.25	1.25
Risk free interest rate	1.98%	2.39%
Dividend yield	0.00%	0.00%
Expected volatility	144%	146%
Contractual term	3.15 Years	2.90 Years

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

During the three months ended March 31, 2018 and 2017, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $6,160 and a loss of $117 relating to the change in fair value, respectively.

Derivative Liability

The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the unaudited condensed consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

	Potentially Outstanding Dilutive Common Shares
	For the Three Months Ended March 31, 2018	For the Year Ended December 31, 2017

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	872,766

Stock Option	3,846,299	3,566,299

Warrant	3,826,658	3,826,658

Total potentially outstanding dilutive common shares	8,545,723	8,265,723

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

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the unaudited condensed consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the unaudited condensed consolidated statements of income and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary’s local currency to be the functional currency for its foreign subsidiary.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The main provisions of ASU No. 2016-02 require management to recognize lease assets and lease liabilities for all leases. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous U.S. GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU on the Company’s unaudited condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of this principle did not have an effect on the Company’s Statement of Cash Flows.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently assessing the impact of this ASU on the Company’s unaudited condensed consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in this Update affect the guidance in Update 2014-09. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Based on the Company’s analysis the Company did not identify a cumulative effect adjustment for initially applying the new revenue standards.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31, 2018	December 31, 2017

Accounting	$10,823	$161
Research and development	63,919	124,728
Other	9,726	10,965

	$84,468	$135,854

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

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On January 1, 2017, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares. As a result of this increase, as of January 1, 2018, the aggregate number of shares of common stock available for awards under the 2016 Plan is 2,712,678. Options issued under the 2016 Plan are exercisable for up to 10 years from the date of issuance.

There were 3,846,299 options outstanding as of March 31, 2018. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.25 - $1.75
Expected dividend yield	0%
Risk free interest rate	2.56% - 2.74%
Expected life in years	4.25-9.90
Expected volatility	144% - 147%

There were 3,566,299 options outstanding as of March 31, 2017. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.00 - $1.25
Expected dividend yield	0%
Risk free interest rate	1.93% - 2.40%
Expected life in years	4.60 – 9.84
Expected volatility	210% - 266%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Stock Options

Outstanding January 1, 2017	2,484,445	$1.18	9.82
Granted	1,103,000	$1.68	8.96
Expired	(21,146)	$1.00
Outstanding December 31, 2017	3,566,299	$1.33	8.05
Granted	280,000	$1.75	9.90
Expired	-
Outstanding March 31, 2018	3,846,299	$1.36	7.96

A summary of the status of the Company’s nonvested shares as of March 31, 2018, and changes during the three months ended March 31, 2018, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2018	1,492,861	$1.54
Granted	280,000	$1.75
Vested	(296,609)	$1.52
Forfeited	-	-
Nonvested at March 31, 2018	1,476,252	$1.54

As of March 31, 2018, the Company had 3,846,299 shares issuable under options outstanding at a weighted average exercise price of $1.36 and an intrinsic value of $181,537.

The total number of options granted during the three months ended March 31, 2018 and 2017 was 280,000 and 150,000, respectively. The exercise price for these options was $1.75 per share or $1.25 per share.

The Company recognized compensation expense related to options issued of $344,647 and $355,336 during the three months ended March 31, 2018 and 2017, respectively, which is included in general and administrative expenses and research and development expenses. For the three months ended March 31, 2018, $166,213 of the stock compensation was related to employees and $178,434 was related to non-employees.

As of March 31, 2018, the unamortized stock option expense was $1,825,468 with $897,671 being related to employees and $927,797 being related to non-employees. As of March 31, 2018, the weighted average period for the unamortized stock compensation to be recognized is 2.93 years.

On January 24, 2018, the Company entered into a consulting agreement (the “Agreement”) with NeuroAssets Sàrl (“Consultant”), a Swiss company. As part of the agreement, on February 20, 2018, the Compensation Committee of the Company’s Board of Directors approved a grant of 200,000 options under our 2016 Equity Compensation Plan. The options vest over 48 months in equal monthly installments with the first monthly vesting event scheduled to occur on March 20, 2018, have a term of 10 years and are exercisable at a price of $1.75 per share. The vesting of the options will accelerate if a corporate partnership results from an introduction made by Consultant.

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

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Warrants

Outstanding January 1, 2018	3,826,658	$1.05	4.69
Granted	-	-	-
Outstanding March 31, 2018	3,826,658	$1.05	4.44

As of March 31, 2018 the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $763,342.

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

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a 10 year period which ends on April 1, 2022. As of March 31, 2018 the Professor has been granted 533,299 stock options, of which 396,451 are fully vested, at an exercise price of $1.00, $1.25 or 1.75 exercisable over 10 or 13 year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027 or on October 16, 2027.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $23,002 for the three months ended March 31, 2018 and 2017, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three months ended March 31, 2018 and 2017 and therefore was not subject to paying any royalties.

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

The Company has accrued $0 to the Former Officer for research and development projects and paid the equivalent in U.S. dollars of $8,440 during the three months ended March 31, 2018.

Consulting Agreement

PTI Canada entered into a consulting agreement (the “PTI Canada Consulting Agreement”) with a stockholder of the Company (the “Consultant”) which, as amended, expires on December 31, 2017. Pursuant to the PTI Canada Consulting Agreement, the Consultant is responsible for overseeing i) design and development of enzyme-linked immunosorbent assay (“ELISA”), assays for measuring TCAP, ii) evaluation of TCAP exposure biomarker assay, iii) development of pipeline peptides, and iv) development of clinically compatible formulations for TCAP, as well as all of the bench research and development of formulation and extraction methods. The Consultant has been granted 150,000 stock options, which are fully vested at exercise prices of $1.00 and $1.25, exercisable over 10 year periods which end either on March 30, 2021 or March 1, 2025. The Consultant is paid the Canadian equivalent of approximately US$2,370 per month. Either party may terminate the PTI Canada Consulting Agreement either (a) immediately at any time upon written notice to the other party in the event of a breach of such agreement by the other party which cannot be cured (i.e. breach of the confidentiality obligations) or (b) at any time without cause upon not less than fifteen (15) days’ prior written notice to the other party. Upon expiration or termination, neither the Company nor Consultant will have any further obligations under the PTI Canada Consulting Agreement. As of the first quarter of 2018, the Company will no longer be making the fixed monthly payments and will instead be paying the Consultant for their services on an as needed basis.

The Company has accrued $0 to pay the Consultant for research and development projects during the three months ended March 31, 2018 and paid $2,017 during the three months ended March 31, 2018.

On January 24, 2018, the Company entered into a consulting agreement (the “Consulting Agreement”) with NeuroAssets Sàrl (“NeuroAssets”), a Swiss company. Under the Consulting Agreement, NeuroAssets will provide us with advisory services relating to introductions and presentations to pharmaceutical companies who could potentially become our corporate partners. The Consulting Agreement may be terminated by either party at any time upon notice. The Company plans to pay NeuroAssets $5,000 per month until such time as the Consulting Agreement is terminated.

The Consulting Agreement also provided for the grant of options to NeuroAssets. Accordingly, on February 20, 2018, the Compensation Committee of the Company’s Board of Directors approved a grant of 200,000 options under our 2016 Equity Compensation Plan. The options vest over 48 months in equal monthly installments with the first monthly vesting event scheduled to occur on March 20, 2018, have a term of 10 years and are exercisable at a price of $1.75 per share. The vesting of the options will accelerate if a corporate partnership results from an introduction made by NeuroAssets.

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

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

During the three months ended March 31, 2018, we incurred a loss from operations of $606,684 as compared to $657,920 for three months ended March 31, 2017. The increase in the loss is due to an increase in research and development expense of $51,602 from $138,812 to $190,414, offset by a decrease in general and administrative expenses of $102,838 from $519,108 to $416,270.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of March 31, 2018, we had cash of $343,287 and working capital of $963,990. The Company currently has a derivative liability on the books in the amount of $419,678 and we don’t expect to settle this liability in cash. Removing the derivative liability from the working capital calculation would increase our working capital to $1,383,668. We anticipate further losses in the development of our business. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the third quarter of 2018. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the fourth quarter of 2018.

Operating activities used $259,009 and $357,397 in cash for the three months ended March 31, 2018 and 2017, respectively. The use of cash in operating activities during the three months ended March 31, 2018, primarily comprised of $598,159 net loss, $344,647 in stock compensation expense, $6,160 of change in the fair value of the derivative liability since December 31, 2017, an increase in prepaid expenses of $52,250, $784 from a gain on the sale of marketable securities, and a $50,892 decrease of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided   $205,332 and $0 in cash for the three months ended March 31, 2018 and 2017, respectively. The cash provided by investing activities consisted of $1,635,000 from the sale of marketable securities and $1,429,668 used for the purchase of marketable securities.

We did not have financing activities for the three months ended March 31, 2018 and 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2018. Based on this evaluation, we have identified a material weakness in our internal control over financial reporting. Due to this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: May 15, 2018	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

