Form 10-Q
period 2018-06-30
Protagenic Therapeutics, Inc.\new
filed 2018-08-14
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

[  ] Yes [X] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of August 9, 2018, there were 10,261,419 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$236,013	$399,687
Marketable securities	849,569	1,285,753
Prepaid expenses	6,042	94,542

TOTAL CURRENT ASSETS	1,091,624	1,779,982

EQUIPMENT - NET	805	1,022

TOTAL ASSETS	$1,092,429	$1,781,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	124,933	135,854
Derivative liability	407,616	425,838

TOTAL CURRENT LIABILITIES	532,549	561,692

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 872,766 shares issued and outstanding at June 30, 2018, and December 31, 2017, respectively	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,261,419 shares issued and outstanding at June 30, 2018, and December 31, 2017, respectively	1,026	1,026
Additional paid-in-capital	12,835,644	12,227,849
Accumulated deficit	(12,112,128)	(10,841,759)
Accumulated other comprehensive loss	(164,663)	(167,805)

TOTAL STOCKHOLDERS’ EQUITY	559,880	1,219,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,092,429	$1,781,004

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-

OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	333,862	120,180	524,276	258,992
General and administrative	351,263	351,409	767,533	870,517

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	685,125	471,589	1,291,809	1,129,509

LOSS FROM OPERATIONS	(685,125)	(471,589)	(1,291,809)	(1,129,509)

OTHER (EXPENSE) INCOME

Interest income	69	7,928	1,650	8,112
Realized gain (loss) on marketable securities	1,568	(92)	1,568	(92)
Change in fair value of derivative liability	12,062	12,661	18,222	12,544

TOTAL OTHER INCOME	13,699	20,497	21,440	20,564

LOSS BEFORE TAX	(671,426)	(451,092)	(1,270,369)	(1,108,945)

INCOME TAX EXPENSE			-	-

NET LOSS	$(671,426)	$(451,092)	$(1,270,369)	$(1,108,945)

COMPREHENSIVE LOSS

Other Comprehensive Income - net of tax
Net unrealized gain (loss) on marketable securities	3,541	(3,163)	3,466	(3,163)
Foreign exchange translation gain (loss)	503	8,916	(324)	10,946

TOTAL COMPREHENSIVE LOSS	$(667,382)	$(445,339)	$(1,267,227)	$(1,101,162)

Weighted average common shares - Diluted

Net loss per share - Basic and Diluted	$(0.07)	$(0.04)	$(0.12)	$(0.11)

Weighted average common shares - Basic and Diluted	10,261,419	10,261,419	10,261,419	10,261,419

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,270,369)	$(1,108,945)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	176	(25)
Stock based compensation	607,795	500,877
Change in fair value of the derivative liability	(18,222)	(12,544)
(Gain) loss on sale of marketable securities	(1,568)	92
Changes in operating assets and liabilities
Prepaid expenses	88,500	60,417
Accounts payable and accrued expenses	(10,076)	(44,148)

NET CASH USED IN OPERATING ACTIVITIES	(603,764)	(604,276)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

Sale of marketable securities	2,220,000	720,000
Purchase of marketable securities	(1,777,355)	(2,549,179)

NET CASH PROVIDED BY INVESTING ACTIVITIES	442,645	(1,829,179)

Effect of exchange rate on cash and cash equivalents	(2,555)	(39,118)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(163,674)	(2,472,573)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	399,687	3,100,398

CASH AND CASH EQUIVALENTS, END OF PERIOD	$236,013	$627,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Unrealized (gain) loss on marketable securities	$(4,893)	$3,163

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

NOTE 2 - GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $1,270,369 and $1,108,945 for the six months ended June 30, 2018 and 2017, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $12,112,128 as of June 30, 2018. The Company anticipates further losses in the development of its business. The Company had a net working capital of $559,075 at June 30, 2018 as a result of the continuing operations of the company. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the end of the fourth quarter of 2018. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the fourth quarter of 2018.

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2018, a net loss and net cash used in operating activities for the six months ended June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2018 and 2017. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The condensed consolidated financial statements include the accounts of Protagenic Therapeutics, Inc., and its wholly-owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, for the years ended December 31, 2017 and 2016 included within the Company’s Form 10-K/A filed with the SEC on April 5, 2018. The interim results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future interim periods.

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

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the unaudited condensed consolidated financial statements include the allocation of the fair value of acquired assets and liabilities associated with the Merger, income tax provisions, valuation of stock options and warrants and assessment of deferred tax asset valuation allowance.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2018, and December 31, 2017, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was not material for the six months ended June 30, 2018 and 2017.

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

During the six months ended June 30, 2018 the Company purchased $1,777,355 and sold $2,220,000 in marketable securities with a realized gain of $1,568 and an unrealized gain of $4,893. As of June 30, 2018 and December 31, 2017, the Company owns marketable securities with a total value of $849,569 and 1,285,753, respectively.

As of June 30, 2018, the marketable securities have maturity dates ranging from July 26, 2018 to August 23, 2018.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of June 30, 2018.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	849,569	—	849,569	—	849,569
Derivative warrants liabilities	$(407,616)	$—	$—	$(407,616)	$(407,616)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2017.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	1,285,753	—	1,285,753	—	1,285,753
Derivative warrants liabilities	$(425,838)	$—	$—	$(425,838)	$(425,838)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2018:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2017	$425,838
Change in fair value of derivative warrants liabilities	(18,222)
Balance, June 30, 2018	$407,616

The fair value of the derivative feature of the 127,346 and 295,945 warrants to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following assumptions:

	December 31, 2017	June 30, 2018
Exercise price	1.25	1.25
Risk free interest rate	1.98%	2.63%
Dividend yield	0.00%	0.00%
Expected volatility	144%	145%
Contractual term	3.15 Years	2.65 Years

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar expected term on the date of measurement.

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

During the six months ended June 30, 2018 and 2017, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $18,222 and a gain of $12,544 relating to the change in fair value, respectively.

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

	Potentially Outstanding Dilutive Common Shares
	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	872,766

Stock Option	3,846,299	3,566,299

Warrant	3,826,658	3,826,658

Total potentially outstanding dilutive common shares	8,545,723	8,265,723

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30, 2018	December 31, 2017

Accounting	$25,144	$161
Research and development	92,995	124,728
Other	6,794	10,965

	$124,933	$135,854

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

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On January 1, 2017, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares. As a result of this increase, as of January 1, 2018, the aggregate number of shares of common stock available for awards under the 2016 Plan is 2,712,678. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 3,846,299 options outstanding as of June 30, 2018. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.25 - $1.75
Expected dividend yield	0%
Risk free interest rate	2.73% - 2.85%
Expected life in years	4.00-9.65
Expected volatility	139% - 146%

There were 2,613,299 options outstanding as of June 30, 2017. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.00 - $1.25
Expected dividend yield	0%
Risk free interest rate	1.89% - 2.31%
Expected life in years	4.60 – 9.59
Expected volatility	204% - 258%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Stock Options

Outstanding January 1, 2017	2,484,445	$1.18	9.82
Granted	1,103,000	$1.68	8.96
Expired	(21,146)	$1.00
Outstanding December 31, 2017	3,566,299	$1.33	8.05
Granted	280,000	$1.75	9.90
Expired	-
Outstanding June 30, 2018	3,846,299	$1.36	7.71

A summary of the status of the Company’s nonvested shares as of June 30, 2018, and changes during the six months ended June 30, 2018, is presented below:

Nonvested Shares	Shares	Weighted-Average Exercise Price
Nonvested at January 1, 2018	1,492,861	$1.54
Granted	280,000	$1.75
Vested	(520,684)	$1.25
Forfeited	-	-
Nonvested at June 30, 2018	1,252,177	$1.59

As of June 30, 2018, the Company had 3,846,299 shares issuable under options outstanding at a weighted average exercise price of $1.36 and an intrinsic value of $176,250.

There were no options granted during the three months ended June 30, 2018 and 2017.

The total number of options granted during the six months ended June 30, 2018 and 2017 was 280,000 and 150,000, respectively. The exercise price for these options was $1.75 per share or $1.25 per share.

The Company recognized compensation expense related to options issued of $263,148 and $145,541 during the three months ended June 30, 2018 and 2017, respectively, which is included in general and administrative expenses and research and development expenses. For the three months ended June 30, 2018, $145,422 of the stock compensation was related to employees and $117,726 was related to non-employees.

The Company recognized compensation expense related to options issued of $607,795 and $500,877 during the six months ended June 30, 2018 and 2017, respectively, which is included in general and administrative expenses and research and development expenses. For the six months ended June 30, 2018, $311,635 of the stock compensation was related to employees and $296,160 was related to non-employees.

As of June 30, 2018, the unamortized stock option expense was $1,579,637 with $769,566 being related to employees and $810,071 being related to non-employees. As of June 30, 2018, the weighted average period for the unamortized stock compensation to be recognized is 2.66 years.

On January 24, 2018, the Company entered into a consulting agreement (the “Agreement”) with NeuroAssets Sàrl (“Consultant”), a Swiss company. As part of the agreement, on February 20, 2018, the Compensation Committee of the Company’s Board of Directors approved a grant of 200,000 options under our 2016 Equity Compensation Plan. The options vest over 48 months in equal monthly installments with the first monthly vesting event scheduled to occur on March 20, 2018, have a term of ten years and are exercisable at a price of $1.75 per share. The vesting of the options will accelerate if a corporate partnership results from an introduction made by Consultant.

During the first quarter the Company granted 80,000 stock options to four consultants. 50,000 of these options vest immediately and the remaining 30,000 options vest monthly over 48 months, have an exercise price of $1.75, and have a term of ten years.

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

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Warrants

Outstanding January 1, 2018	3,826,658	$1.05	4.69
Granted	-	-	-
Outstanding June 30, 2018	3,826,658	$1.05	4.19

As of June 30, 2018 the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $763,342.

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

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten-year period which ends on April 1, 2022. As of June 30, 2018 the Professor has been granted 533,299 stock options, of which 396,451 are fully vested, at an exercise price of $1.00, $1.25 or 1.75 exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027 or on October 16, 2027.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $20,233 for the six months ended June 30, 2018 and 2017, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the six months ended June 30, 2018 and 2017 and therefore was not subject to paying any royalties.

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

The Company has accrued $0 to the Former Officer for research and development projects and paid the equivalent in U.S. dollars of $10,428 during the six months ended June 30, 2018.

Consulting Agreement

PTI Canada entered into a consulting agreement (the “PTI Canada Consulting Agreement”) with a stockholder of the Company (the “Consultant”) which, as amended, expires on December 31, 2017. Pursuant to the PTI Canada Consulting Agreement, the Consultant is responsible for overseeing i) design and development of enzyme-linked immunosorbent assay (“ELISA”), assays for measuring TCAP, ii) evaluation of TCAP exposure biomarker assay, iii) development of pipeline peptides, and iv) development of clinically compatible formulations for TCAP, as well as all of the bench research and development of formulation and extraction methods. The Consultant has been granted 150,000 stock options, which are fully vested at exercise prices of $1.00 and $1.25, exercisable over ten year periods which end either on March 30, 2021 or March 1, 2025. The Consultant is paid the Canadian equivalent of approximately US$2,370 per month. Either party may terminate the PTI Canada Consulting Agreement either (a) immediately at any time upon written notice to the other party in the event of a breach of such agreement by the other party which cannot be cured (i.e. breach of the confidentiality obligations) or (b) at any time without cause upon not less than fifteen (15) days’ prior written notice to the other party. Upon expiration or termination, neither the Company nor Consultant will have any further obligations under the PTI Canada Consulting Agreement. As of the first quarter of 2018, the Company will no longer be making the fixed monthly payments and will instead be paying the Consultant for their services on an as needed basis.

The Company has accrued $0 to pay the Consultant for research and development projects during the six months ended June 30, 2018 and paid $8,338 during the six months ended June 30, 2018.

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

The Consulting Agreement also provided for the grant of options to Consultant. Accordingly, on February 20, 2018, the Compensation Committee of the Company’s Board of Directors approved a grant of 200,000 options under our 2016 Equity Compensation Plan. The options vest over 48 months in equal monthly installments with the first monthly vesting event scheduled to occur on March 20, 2018, have a term of ten years and are exercisable at a price of $1.75 per share. The vesting of the options will accelerate if a corporate partnership results from an introduction made by NeuroAssets.

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

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

During the three months ended June 30, 2018, we incurred a loss from operations of $685,125 as compared to $471,589 for three months ended June 30, 2017. The increase in the loss is due to an increase in research and development expense of $213,682 from $120,180 to $333,862, offset by a decrease in general and administrative expenses of $146 from $351,409 to $351,263.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

During the six months ended June 30, 2018, we incurred a loss from operations of $1,291,809 as compared to $1,129,509 for six months ended June 30, 2017. The increase in the loss is due to an increase in research and development expense of $265,284 from $258,992 to $524,276, offset by a decrease in general and administrative expenses of $102,984 from $870,517 to $767,533.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of June 30, 2018, we had cash of $236,013 and working capital of $559,075. The Company currently has a derivative liability on the books in the amount of $407,616 and we don’t expect to settle this liability in cash. Removing the derivative liability from the working capital calculation would increase our working capital to $966,691. We anticipate further losses in the development of our business. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the end of 2018. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the fourth quarter of 2018.

Operating activities used $603,764 and $604,276 in cash for the six months ended June 30, 2018 and 2017, respectively. The use of cash in operating activities during the six months ended June 30, 2018, primarily comprised of $1,270,369 net loss, $607,765 in stock compensation expense, $18,222 of change in the fair value of the derivative liability since December 31, 2017, an increase in prepaid expenses of $88,500, $1,568 from a gain on the sale of marketable securities, and a $10,076 decrease of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $442,645 and used $1,829,179 in cash for the six months ended June 30, 2018 and 2017, respectively. The cash provided by investing activities consisted of $2,220,000 from the sale of marketable securities and $1,777,355 used for the purchase of marketable securities. The cash used in investing activities during the six months ended June 30, 2017 consisted of the sale of marketable securities of $720,000 and the purchase of marketable securities of $2,549,179.

We did not have financing activities for the six months ended June 30, 2018 and 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2018. Based on this evaluation, we have identified a material weakness in our internal control over financial reporting. Due to this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: August 14, 2018	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

