Form 10-Q
period 2018-09-30
Protagenic Therapeutics, Inc.\new
filed 2018-11-08
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

[  ] Yes [X] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of November 8, 2018, there were 10,261,419 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$431,932	$399,687
Marketable securities	493,834	1,285,753
Prepaid expenses	63,953	94,542

TOTAL CURRENT ASSETS	989,719	1,779,982

EQUIPMENT - NET	732	1,022

TOTAL ASSETS	$990,451	$1,781,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	259,328	135,854
Derivative liability	408,090	425,838

TOTAL CURRENT LIABILITIES	667,418	561,692

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 872,766 shares issued and outstanding at September 30, 2018, and December 31, 2017, respectively	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,261,419 shares issued and outstanding at September 30, 2018, and December 31, 2017, respectively	1,026	1,026
Additional paid-in-capital	13,096,782	12,227,849
Accumulated deficit	(12,609,628)	(10,841,759)
Accumulated other comprehensive loss	(165,148)	(167,805)

TOTAL STOCKHOLDERS’ EQUITY	323,033	1,219,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$990,451	$1,781,004

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$-	$-	$-	$-

OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	163,071	150,619	687,347	409,611
General and administrative	334,999	376,413	1,102,532	1,246,930

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	498,070	527,032	1,789,879	1,656,541

LOSS FROM OPERATIONS	(498,070)	(527,032)	(1,789,879)	(1,656,541)

OTHER (EXPENSE) INCOME

Interest income	1,044	2,445	2,694	10,557
Realized gain (loss) on marketable securities	-	1,055	1,568	963
Change in fair value of derivative liability	(474)	68,965	17,748	81,509

TOTAL OTHER INCOME	570	72,465	22,010	93,029

LOSS BEFORE TAX	(497,500)	(454,567)	(1,767,869)	(1,563,512)

INCOME TAX EXPENSE			-	-

NET LOSS	$(497,500)	$(454,567)	$(1,767,869)	$(1,563,512)

COMPREHENSIVE LOSS

Other Comprehensive Income - net of tax
Net unrealized gain (loss) on marketable securities	1,781	1,165	5,247	(1,998)
Foreign exchange translation gain (loss)	(2,266)	5,850	(2,590)	16,796

TOTAL COMPREHENSIVE LOSS	$(497,985)	$(447,552)	$(1,765,212)	$(1,548,714)

Weighted average common shares - Diluted

Net loss per share - Basic and Diluted	$(0.05)	$(0.04)	$(0.17)	$(0.15)

Weighted average common shares - Basic and Diluted	10,261,419	10,261,419	10,261,419	10,261,419

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,767,869)	$(1,563,512)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	262	61
Stock based compensation	868,933	654,707
Change in fair value of the derivative liability	(17,748)	(81,509)
Gain on sale of marketable securities	(1,568)	(963)
Modification of warrants	-	99,782
Changes in operating assets and liabilities
Prepaid expenses	30,589	(54,375)
Accounts payable and accrued expenses	124,005	(17,262)

NET CASH USED IN OPERATING ACTIVITIES	(763,396)	(963,071)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Sale of marketable securities	3,170,000	1,695,000
Purchase of marketable securities	(2,369,839)	(2,847,736)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	800,161	(1,152,736)

Effect of exchange rate on cash and cash equivalents	(4,520)	(32,457)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,245	(2,148,264)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	399,687	3,100,398

CASH AND CASH EQUIVALENTS, END OF PERIOD	$431,932	$952,134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Unrealized (gain) loss on marketable securities	$(6,674)	$1,998

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

NOTE 2 - GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $1,767,869 and $1,563,512 for the nine months ended September 30, 2018 and 2017, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $12,609,628 as of September 30, 2018.   The Company anticipates further losses in the development of its business. The Company had a net working capital of $322,301 at September 30, 2018 as a result of the continuing operations of the company. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2018. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the fourth quarter of 2018.

As reflected in the unaudited condensed consolidated financial statements, the Company had an accumulated deficit at September 30, 2018, a net loss and net cash used in operating activities for the nine months ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC” for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2018 and 2017. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The condensed consolidated financial statements include the accounts of Protagenic Therapeutics, Inc., and its wholly-owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2017, which contains the audited financial statements and notes thereto, for the years ended December 31, 2017 and 2016 included within the Company’s Form 10-K/A filed with the SEC on April 5, 2018. The interim results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2018, and December 31, 2017, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was not material for the nine months ended September 30, 2018 and 2017.

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

During the nine months ended September 30, 2018 the Company purchased $2,369,839 and sold $3,170,000 in marketable securities with a realized gain of $1,568 and an unrealized gain of $6,674. As of September 30, 2018 and December 31, 2017, the Company owns marketable securities with a total value of $493,834 and 1,285,753, respectively.

As of September 30, 2018, the marketable securities have maturity dates ranging from October 25, 2018 to November 15, 2018.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of September 30, 2018.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	493,834	—	493,834	—	493,834
Derivative warrants liabilities	$(408,090)	$—	$—	$(408,090)	$(408,090)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2017.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	1,285,753	—	1,285,753	—	1,285,753
Derivative warrants liabilities	$(425,838)	$—	$—	$(425,838)	$(425,838)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2018:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2017	$425,838
Change in fair value of derivative warrants liabilities	(17,748)
Balance, September 30, 2018	$408,090

The fair value of the derivative feature of the 127,346 and 295,945 warrants to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following assumptions:

	December 31, 2017	September 30, 2018
Exercise price	1.25	1.25
Risk free interest rate	1.98%	2.88%
Dividend yield	0.00%	0.00%
Expected volatility	144%	153%
Contractual term	3.15 Years	2.40 Years

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

During the nine months ended September 30, 2018 and 2017, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $17,748 and a gain of $81,509 relating to the change in fair value, respectively.

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

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under AUS 2018-07, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model.

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

	Potentially Outstanding Dilutive Common Shares
	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	872,766

Stock Option	3,846,299	3,566,299

Warrant	3,826,658	3,826,658

Total potentially outstanding dilutive common shares	8,545,723	8,265,723

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

 In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than our adoption of ASC 606. The Company chose to early adopt ASU 2018-07 in July 2018. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30, 2018	December 31, 2017

Accounting	$41,328	$161
Research and development	144,573	124,728
Other	73,546	10,965

	$259,328	$135,854

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

There were 3,846,299 options outstanding as of September 30, 2018. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.25 - $1.75
Expected dividend yield	0%
Risk free interest rate	2.73% - 2.85%
Expected life in years	4.00-9.65
Expected volatility	139% - 146%

There were 2,613,299 options outstanding as of September 30, 2017. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.00 - $1.25
Expected dividend yield	0%
Risk free interest rate	1.89% - 2.31%
Expected life in years	4.60 – 9.59
Expected volatility	204% - 258%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Stock Options

Outstanding January 1, 2017	2,484,445	$1.18	9.82
Granted	1,103,000	$1.68	8.96
Expired	(21,146)	$1.00
Outstanding December 31, 2017	3,566,299	$1.33	8.05
Granted	280,000	$1.75	9.90
Expired	-
Outstanding September 30, 2018	3,846,299	$1.36	7.45

A summary of the status of the Company’s nonvested shares as of September 30, 2018, and changes during the nine months ended September 30, 2018, is presented below:

Nonvested Shares	Shares	Weighted-Average Exercise Price
Nonvested at January 1, 2018	1,492,861	$1.54
Granted	280,000	$1.75
Vested	(746,667)	$1.27
Forfeited	-	-
Nonvested at September 30, 2018	1,650,523	$1.61

As of September 30, 2018, the Company had 3,846,299 shares issuable under options outstanding at a weighted average exercise price of $1.36 and an intrinsic value of $176,250.

There were no options granted during the three months ended September 30, 2018 and 2017.

The total number of options granted during the nine months ended September 30, 2018 and 2017 was 280,000 and 150,000, respectively. The exercise price for these options was $1.75 per share or $1.25 per share.

 The Company recognized compensation expense related to options issued of $261,138 and $153,830 during the three months ended September 30, 2018 and 2017, respectively, which is included in general and administrative expenses and research and development expenses. For the three months ended September 30, 2018, $145,422 of the stock compensation was related to employees and $115,716 was related to non-employees.

The Company recognized compensation expense related to options issued of $868,933 and $654,707during the nine months ended September 30, 2018 and 2017, respectively, which is included in general and administrative expenses and research and development expenses. For the nine months ended September 30, 2018, $457,057 of the stock compensation was related to employees and $411,876 was related to non-employees.

As of September 30, 2018, the unamortized stock option expense was $1,335,815 with $641,460 being related to employees and $694,355 being related to non-employees. As of September 30, 2018, the weighted average period for the unamortized stock compensation to be recognized is 2.06 years.

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

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Warrants

Outstanding January 1, 2018	3,826,658	$1.05	4.69
Granted	-	-	-
Outstanding September 30, 2018	3,826,658	$1.05	3.94

As of September 30, 2018 the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $763,342.

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

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ends on April 1, 2022. As of September 30, 2018 the Professor has been granted 533,299 stock options, of which 396,451 are fully vested, at an exercise price of $1.00, $1.25 or 1.75 exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027 or on October 16, 2027.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $23,314 for the nine months ended September 30, 2018 and 2017, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the nine months ended September 30, 2018 and 2017 and therefore was not subject to paying any royalties.

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

The Company has accrued $0 to the Former Officer for research and development projects and paid the equivalent in U.S. dollars of $13,076 during the nine months ended September 30, 2018.

Consulting Agreement

PTI Canada entered into a consulting agreement (the “PTI Canada Consulting Agreement”) with a stockholder of the Company (the “Consultant”) which, as amended, expires on December 31, 2017. Pursuant to the PTI Canada Consulting Agreemen, the Consultant is responsible for overseeing i) design and development of enzyme-linked immunosorbent assay (“ELISA”), assays for measuring TCAP, ii) evaluation of TCAP exposure biomarker assay, iii) development of pipeline peptides, and iv) development of clinically compatible formulations for TCAP, as well as all of the bench research and development of formulation and extraction methods. The Consultant has been granted 150,000 stock options, which are fully vested at exercise prices of $1.00 and $1.25, exercisable over ten year periods which end either on March 30, 2021 or March 1, 2025. The Consultant is paid the Canadian equivalent of approximately US$2,370 per month. Either party may terminate the PTI Canada Consulting Agreemen either (a) immediately at any time upon written notice to the other party in the event of a breach of such agreement by the other party which cannot be cured (i.e. breach of the confidentiality obligations) or (b) at any time without cause upon not less than fifteen (15) days’ prior written notice to the other party. Upon expiration or termination, neither the Company nor Consultant will have any further obligations under the PTI Canada Consulting Agreement. As of the first quarter of 2018, the Company will no longer be making the fixed monthly payments and will instead be paying this the Consultant for their services on an as needed basis.

The Company has accrued $0 to pay the Consultant for research and development projects during the nine months ended September 30, 2018 and paid $9,787 during the nine months ended September 30, 2018.

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

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

During the three months ended September 30, 2018, we incurred a loss from operations of $498,070 as compared to $527,032 for three months ended September 30, 2017. The increase in the loss is due to an increase in research and development expense of $12,452 from $150,619 to $163,071, offset by a decrease in general and administrative expenses of $41,414 from $376,413 to $334,999.

 Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

During the nine months ended September 30, 2018, we incurred a loss from operations of $1,789,879 as compared to $1,656,541 for nine months ended September 30, 2017. The increase in the loss is due to an increase in research and development expense of $277,736 from $409,611 to $687,347, offset by a decrease in general and administrative expenses of $144,398 from $1,246,930 to $1,102,532.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of September 30, 2018, we had cash of $431,932 and working capital of $322,301. The Company currently has a derivative liability on the books in the amount of $408,090 and we don’t expect to settle this liability in cash. Removing the derivative liability from the working capital calculation would increase our working capital to $730,391. We anticipate further losses in the development of our business. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2018. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the fourth quarter of 2018.

Operating activities used $763,396 and $963,071 in cash for the nine months ended September 30, 2018 and 2017, respectively. The use of cash in operating activities during the nine months ended September30, 2018, primarily comprised of $1,767,869 net loss, $868,933 in stock compensation expense, $17,748 of change in the fair value of the derivative liability since December 31, 2017, an increase in prepaid expenses of $30,589, $1,568 from a gain on the sale of marketable securities, and a $124,005 increase of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided   $800,161 and used $1,152,736 in cash for the nine months ended September 30, 2018 and 2017, respectively. The cash provided by investing activities consisted of $3,173,000 from the sale of marketable securities and $2,369,839 used for the purchase of marketable securities. The cash used in investing activities during the nine months ended September 30, 2017 consisted of the sale of marketable securities of $1,695,000 and the purchase of marketable securities of $2,847,736.

We did not have financing activities for the nine months ended September 30, 2018 and 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2018. Based on this evaluation, we have identified a material weakness in our internal control over financial reporting. Due to this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: November 8, 2018	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

