Form 10-K
period 2018-12-31
Protagenic Therapeutics, Inc.\new
filed 2019-03-29
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2018, based on a closing price as reported on the OTCQB of $1.76 was approximately $18,060,097.

As of March 29, 2019, there were 10,261,419 shares of the registrant’s common stock, par value $0.0001, issued and outstanding, and 872,766 shares of the registrant’s Series B Preferred Stock, par value $0.000001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTAGENIC THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

Our current business model is designed around the further development of these applications, and to obtain the required regulatory approvals to allow for the commercialization of our neuropeptide-based applications and products (see “Governmental Regulation” below). If approval is obtained, we expect to begin our sales efforts and anticipate generating revenue through both licensing and direct sales of our products. We believe that we can establish and subsequently strengthen our market position in the following ways: (i) working to obtain U.S. Food and Drug Administration (“FDA”) approval of current and future neuropeptide applications; (ii) investigating foreign markets for the use of our current and future products; (iii) securing relationships with strong partners in our field; (iv) entering into license agreements, strategic partnerships and joint ventures for our various applications; and, (v) continuing our current research into improving our processes, reducing costs and developing new and innovative applications.

We intend to advance our lead drug candidate, PT00114 through Investigational New Drug (IND)-enabling studies, and enter PT00114 into clinical proof-of-concept studies in Treatment-Resistant Depression (TRD) and/or Post-Traumatic Stress Disorder (PTSD) (anticipated clinical start: 2019).

Corporate History

We are currently a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc., a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

We were previously known as Atrinsic, Inc., a company that was once a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), but that, in 2012 and 2013, reorganized under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. On February 12, 2016, we acquired Protagenic Therapeutics, Inc. through a reverse merger (see “Corporate History – The Reverse Business Combination (Merger) Transaction”). On June 17, 2016, Protagenic Therapeutics, Inc. (the then wholly-owned subsidiary of Atrinsic, Inc.) was merged with and into Atrinsic, Inc. Atrinsic, Inc. was the surviving corporation in this merger and changed its name from Atrinsic, Inc. to Protagenic Therapeutics, Inc. (see “Corporate History – The Subsidiary Merger”).

The Reverse Business Combination (Merger) Transaction

On February 12, 2016, which we refer to as the Merger Closing Date, we (as Atrinsic, Inc.), Protagenic Therapeutics, Inc. and Protagenic Acquisition Corp., Atrinsic, Inc.’s wholly-owned subsidiary, entered into a merger agreement and completed the merger contemplated by the merger agreement. Pursuant to the merger agreement, on the Merger Closing Date, Protagenic Acquisition Corp. merged with and into Protagenic Therapeutics, Inc., with Protagenic Therapeutics, Inc. remaining as the surviving entity and wholly-owned subsidiary of Atrinsic, Inc. (the “Merger”)

Simultaneously with the Merger, on the Merger Closing Date all of the issued and outstanding shares of Protagenic common stock converted, on a 1-for-1 basis into shares of the Company’s Series B Preferred Stock, par value $0.000001 per share (“Series B Preferred Stock”). Also on the Merger Closing Date, all of the issued and outstanding options to purchase shares of Protagenic common stock, and all of the issued and outstanding warrants to purchase shares of Protagenic common stock, converted, on a 1-for-1 basis, into options (the “New Options”) and new warrants (the “New Warrants”) respectively, to purchase shares of our Series B Preferred Stock. The New Options are administered under Protagenic’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”), which the Company assumed and adopted on the Merger Closing Date in connection with the Merger.

On the Merger Closing Date, (i) the former Protagenic common stock was exchanged for the right to receive 6,612,838 shares of Series B Preferred Stock; (ii) New Options to purchase 1,807,744 shares of Series B Preferred Stock granted under the 2006 Plan, having an average exercise price of approximately $0.87 per share, were issued to optionees pursuant to the assumption of the 2006 Plan; (iii) the holders of options to purchase the common stock of Atrinsic before the Merger (“Predecessor”) were issued options (“Predecessor Options”) to purchase 17,784 shares of Series B Preferred Stock at $1.25 per share; (iv) New Warrants to purchase 3,403,367 shares of Series B Preferred Stock at an average exercise price of approximately $1.05 per share were issued to holders of Protagenic warrants; and (v) 2,775,000 shares of Series B Preferred Stock were issued to investors at a purchase price of $1.25 per share in the Private Offering, as defined below. In addition, warrants (“Predecessor Warrants”) to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share were issued to Strategic Bio Partners, LLC, the designee (the “Designee”) of the holders of Predecessor’s debt, in consideration of the cancellation of debt of $665,000 in principal and $35,000 in interest, and Placement Agent Warrants, as such term is defined below, to purchase 127,346 shares of Series B Preferred Stock were issued to the Placement Agent of the Private Offering. The common stockholders of Predecessor before the Merger retained 25,867 shares of our common stock, par value $0.000001 per share. In addition, upon the effectiveness of the Merger, the holders of the Predecessor’s Series A Preferred Stock exchanged all of the issued and outstanding Series A Preferred Stock for an aggregate of 297,468 shares of Series B Preferred Stock. These shares were issued to the Designee.

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

We paid Katalyst Securities LLC, our placement agent (the “Placement Agent”) and its selected dealers for the Private Offering a commission of 10% of the funds raised in the Private Offering from investors introduced by the Placement Agent and its selected dealers. In addition, the Placement Agent received $15,000 to reimburse it for its expenses in the Private Offering, and the Placement Agent and its selected dealers were issued warrants (the “Placement Agent Warrants”) to purchase 127,346 shares of Series B Preferred Stock.The Placement Agent Warrants, which contain a “cashless exercise” provision, are exercisable for a period of five years from the initial closing of the Private Offering at a price of $1.25 per share.

Pursuant to a registration statement declared effective by the SEC on February 8, 2017, we registered the shares of common stock underlying the Series B Preferred Stock and the Placement Agent Warrants issued in the Private Offering for public resale by the selling stockholders named therein and their assigns. The Company was not required to update and maintain the effectiveness of this registration statement after February 8, 2018.

Split-Off Agreements

At the closing of the Merger we had a 51% interest in MomSpot LLC, and the remaining 49% was held by B.E. Global LLC. Barry Eisenberg was the sole owner of B.E. Global LLC and was the Chief Executive Officer of MomSpot LLC. Immediately after the closing of the Merger, we split off our 51% membership interests in MomSpot LLC. The split-off was accomplished through the transfer of all of our membership interests of MomSpot LLC to B.E. Global LLC.

Immediately after the closing of the Merger, we split off all of our equity interest in 29 wholly-owned subsidiaries. The split-off was accomplished through the sale of all equity interests in these wholly-owned subsidiaries to Quintel Holdings, Inc.

Reverse Stock Split

Our stockholders voted at a special meeting held on June 17, 2016 in favor of, and we effectuated, a 1-for-15,463.7183 reverse stock split of our common stock, or the Reverse Split. As a result of the Reverse Split, 400,000,000 shares of common stock were split into 25,867 shares of common stock. Additionally, as a result of the Reverse Split and in accordance with our certificate of designations for our Series B Preferred Stock, our Series B Preferred Stock immediately and automatically converted into our common stock on a 1-for-1 basis other than any Series B Preferred Stock (i) to the extent (but only to the extent) a Series B Preferred Stock holder would beneficially own greater than 9.99% of our common stock (the “Springing Blocker”) and (ii) such holder has notified the Company in writing that it wants the Springing Blocker to apply to such holder. On July 27, 2016, 10,146,000 of the Company’s 11,018,766 outstanding shares of Series B Preferred Stock were eligible to immediately convert into 10,146,000 shares of the Company’s common stock with 872,766 shares of Series B Preferred Stock remaining as a result of one holder exercising the Springing Blocker. As of December 31, 2017, 10,146,000 shares of the Series B Preferred Stock were converted into 10,146,000 shares of common stock on the records of the Company. As of December 31, 2018, 872,766 shares of Series B Preferred Stock remained outstanding.

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

Mood and Anxiety Disorders

An estimated 340 million people worldwide and 40-60 million people in the United States alone suffer from mental disorders including Major Depressive Disorder, or MDD, including TRD, PTSD, Bipolar Disorder and various Anxiety Disorders. The global sales of anxiolytic and antidepressant drugs is expected to reach a value of $ 18.3 billion by 2025 according to Grand View Research, Inc. (Jan 23, 2017 Grand View press release). Yet, up to one-half of mood disorder patients are unresponsive to current treatments. Efficacy of therapy is challenged by non-compliance during the weeks to months required to achieve therapeutic benefit in combination with daily dosing requirements. Major targets in this space include TRD and PTSD, both indications which are highly resistant to available therapies.

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

Business plan / Proposed next steps

The Company’s business plan calls for the following processes during 2019:

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

Process Development and Manufacturing

In parallel with the Company’s external CRO research studies, the Company is pursuing good manufacturing practices (cGMP) synthesis of PT00114. The Company obtained enough TCAP in July 2017 to supply its Phase I human clinical trials anticipated to begin in the second half of 2019. The Company intends to secure at least two supplier relationships for sourcing synthesized human PT00114.

Preclinical Safety & Toxicology

A key part of the Company’s preclinical studies for IND readiness is the toxicology testing of PT00114 in two animal species. Because these toxicology tests will be carried out with a drug concentration that is a multiple of the intended concentration in the eventual marketable drug, the Company plans to commence its safety and toxicology testing only after receiving a confirmatory positive result from the latest external CRO efficacy tests. This means toxicology testing could begin as soon as the third quarter of 2019.

Pursue Strategic Partnership

The Company believes it would be to its advantage to secure a collaboration with a pharma/biopharma company with a presence in neurological and psychiatric diseases and/or addiction. Therefore, it plans to use the preclinical efficacy data generated during 2017 and the first quarter 2018 as a point of instigation with potential pharma/biopharma corporate partners.

Compile and File IND

The most important corporate goal for which the Company is deploying the working capital it raised in 2016 and that which it hopes to raise in the future is the compilation and submission of an investigational new drug (IND) application to the FDA. This is a prerequisite to begin Phase I human testing of PT00114 for any indication. The preclinical efficacy data currently being generated at two external CROs, as well as the toxicology test results that the Company plans to obtain, and a specific plan and protocol for a Phase I trial, will be among the components of this key regulatory submission anticipated in late 2019.

Initiate Phase I Clinical Studies

Once the Company’s IND application has been filed, the next major milestone is anticipated to be an approval by the Company’s FDA review team that the Phase I trial protocol proposed in the IND application is acceptable to begin. The Company believes that this may be achieved in the second half of 2019.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the year ended December 31, 2018 and therefore was not subject to paying any royalties.

In the event the Company fails to provide the University with semi-annual reports on the progress or fails to continue to make reasonable commercial efforts towards obtaining regulatory approval for products based on the Technologies, the University may convert our exclusive license into a non-exclusive arrangement. Interest on any amounts owed under the License Agreement and amendment will be at 3% per annum. All intellectual property rights resulting from the Technologies or improvements thereon will remain the property of the other inventors and/or Dr. David Lovejoy at the University, and/or the University, as the case may be. The Company has agreed to pay all out-of- pocket filing, prosecution and maintenance expenses in connection with any patents relating to the Technologies. In the case of infringement upon any patents relating to the Technologies, the Company may elect, at its own expense, to bring a cause of action asserting such infringement. In such a case, after deducting any legal expenses the Company may incur, any settlement proceeds will be subject to the 2.5% royalty payment owed to the University under the License Agreement and amendment.

The patent applications were made in the name of the Dr. Lovejoy and other inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement and its amendment with the University. The Company maintains exclusive licensing agreements and it currently controls the six intellectual patent properties.

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

As of December 31, 2018, we have six patents issued by the Governments of the United States, Canada, European Union and Australia and three patent applications pending worldwide including in the U.S. Some patent applications were made in the name of Dr. David A.. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT. Other patent applications were made with various Company personnel as inventors and all rights have either been assigned or are in the process of being assigned from individuals who are legally obligated to assign rights to the Company.

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

As of December 31, 2018, we controlled the following intellectual property:

Title	Country	Status	Issue Date
1. Teneurin C-Terminal Associated Peptides (TCAP) and Methods and uses thereof. Serial # 10/510,959	United States	Patent issued	01/03/2012

2. Teneurin C-Terminal Associated Peptides (TCAP) and Methods and uses thereof. Serial # 2003221575.	Australia	Patent issued	09/23/2011

3. Teneurin C-Terminal Associated Peptides (TCAP) and Methods and uses thereof. Serial # 2,482,810.	Canada	Patent issued	06/10/2014

4. Teneurin C-Terminal Associated Peptides (TCAP) and Methods and uses thereof. Serial # 03717086.7	European Union. Validated in France, Germany and Great Britain.	Patent issued	03/12/2014

5. A Method for Regulating Neurite Growth: Application. Serial # 60/783,821	United States	Patent issued	08/01/2017

6. Method for Modulating Glucose Transport Using Teneurin C-Terminal Associated Peptide (TCAP). Serial # 62/026,346	United States	Pending	Filed 01/17/2017

7. Composition, Methods and Uses for Enhancing Muscle Function Using Teneurin C-Terminal Associated Peptide (TCAP). Serial # 62/399,702	United States	Pending	Filed 09/26/2016

8. Composition, Methods and Uses for Treating Post-Traumatic Stress Disorder Using Teneurin C-Terminal Associated Peptide (TCAP). Serial # 62/571,616	United States	Pending	Filed 10/12/2017

9. Composition, Methods and Uses for Treating Opioid Addiction Using Teneurin C-Terminal Associated Peptide (TCAP). Serial # 62/642,201	United States	Pending	Filed 03/13/2018

In the future we may file additional patent applications based on proprietary formulations and novel compounds.

Governmental Regulation

Our technologies are subject to extensive government regulation, principally by the FDA and state and local authorities in the United States and by comparable agencies in foreign countries. Governmental authorities in the United States extensively regulate the preclinical and clinical testing, safety, efficacy, research, development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of pharmaceutical products under various federal laws including the Federal Food, Drug and Cosmetic Act, or FFDCA, and under comparable laws by the states and in most foreign countries.

The Company has not commenced its FDA approval application process, and does not plan to launch the FDA application process until 2022 or 2023. We cannot commence the FDA application process until we have obtained clinical human data on PT00114 in three phases of trials, none of which have been initiated. Similarly, the Company will be required to obtain regulatory approval in every country or region outside the United States into which it plans to sell its drug products. We may seek approval from authorities outside the United States such as the European Union CE Mark and Japanese Ministry of Health. As of December 31, 2018, the Company has not launched the approval application process for any region in the world because of its lack of clinical human data on PT00114.

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

We have not yet begun the preparation of our IND application to begin Phase I clinical trials. We anticipate doing so in 2H 2019. We also have not begun to prepare our application for FDA approval which we anticipate will be in 2024 or 2025. The process of collecting the clinical data needed to complete our IND application is the focus of all of our working capital, and is expected to consume all of our available capital resources over the next eighteen months. The expenditures necessary to make progress along our IND program are expected to keep our operations in a cash flow negative state for the entire period from now until and after our IND application in 2H 2019. To maintain our liquidity, we should endeavor to obtain an influx of cash from a non-revenue source in mid-2019, from either an up-front payment from a large pharmaceutical partner or an equity financing.

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

We incurred approximately $881,186 and $717,452 for research and development activities for the years ended December 31, 2018 and 2017, respectively.

The Company derives income from scientific research and experimental development tax credits/and or refunds issued by the Canada Revenue Agency for qualified expenditures. The credits are recognized when the refund is issued. The amounts received are reinvested into the Company’s scientific research, experimental development and operational works conducted in Canada.

Subsidiary

Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”) was incorporated in 2006 in the Province on Ontario, Canada. PTI Canada is a wholly-owned subsidiary of Protagenic. It provides operational support and assistance for the implementation of corporate and operational activities conducted in Canada. It also oversees and supports research and development activities conducted under auspices of UT. PTI Canada has three directors: Garo H. Armen (Chairman), Alexander K. Arrow and Vigen Nazarian. PTI Canada also has one part-time consultant, Robert Ziroyan. PTI Canada also benefits through tax incentive programs provided by the governments of Canada and the Province of Ontario. We derived income from Canadian research and development tax credits for the years ended December 31, 2018 and 2017 of $27,130 and $0, respectively.

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

Corporate and Available Information

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

Not applicable.

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

Item 3. Legal Proceedings.

From time to time we may be named in claims arising in the ordinary course of business. As of December 31, 2018, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition

We anticipate that we will expend significant financial and managerial resources in the defense of our intellectual property rights in the future if we believe that our rights have been violated. We also anticipate that we will expend significant financial and managerial resources to defend against claims that our products and services infringe upon the intellectual property rights of third parties.

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

Our common stock was quoted on the OTC Pink under the symbol “ATRN” prior to July 27, 2016 and then under the symbol “PTIX” between July 27, 2016 and October 16, 2016. Commencing on October 17, 2016, our common stock is quoted in the OTCQB under the symbol “PTIX”. The following table sets forth, for the periods indicated and as reported on the OTC Markets, the high and low bid prices for our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low

2017(1)
First Quarter (1)	$128.85	$1.06
Second Quarter (1)	$2.20	$2.00
Third Quarter (1)	$2.00	$1.75
Fourth Quarter (1)	$2.20	$1.75

2018(1)
First Quarter (1)	$2.20	$1.76
Second Quarter (1)	$1.76	$1.76
Third Quarter (1)	$2.50	$1.25
Fourth Quarter (1)	$2.00	$1.99

(1)	The high and low bid prices for this quarter were reported by the OTCQB marketplace. There was negligible trading volume during this period.

Holders

As of March 29, 2019, there are approximately 434 record holders of our common stock and three holders of our Series B Preferred Stock.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

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

Historical Background

The Company is a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”), which is a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

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

During the year ended December 31, 2018, we incurred a loss from operations of $2,314,217 as compared to $2,365,324 for the year ended December 31, 2017. The decrease in the loss is due to an increase in research and development expense of $163,734 from $717,452 for the year ended December 31, 2017 to $881,186 for the year ended December 31, 2018, and a decrease in general and administrative expenses of $214,931 from $1,647,872 for the year ended December 31, 2017 to $1,432,941 for the year ended December 31, 2018 due to an increase in stock compensation expense.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of December 31, 2018, we had cash of $362,486 and working capital deficit of $211,494. The Company currently has a derivative liability on the books in the amount of $676,079 and we don’t expect to settle this liability in cash. Removing the derivative liability from the working capital calculation would increase our working capital to $464,585. We anticipate further losses in the development of our business. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2019. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the fourth quarter of 2019.

Operating activities used $1,071,188 and $1,380,089 in cash for the years ended December 31, 2018 and 2017, respectively. The use of cash in operating activities during the year ended December 31, 2018, primarily comprised of $2,557,531 net loss, $1,130,071 in stock compensation expense, $250,241 of change in the fair value of the derivative liability since December 31, 2017, an increase in prepaid expenses of $11,143, $4,047 from a gain on the sale of marketable securities, and a $98,588 increase of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $1,045,662 and used $1,286,414 in cash for the years ended December 31, 2018 and 2017, respectively. The cash provided by investing activities consisted of $3,790,000 from the sale of marketable securities and $2,744,338 used for the purchase of marketable securities. The cash used in investing activities during the year ended December 31, 2017 consisted of the sale of marketable securities of $2,145,000 and the purchase of marketable securities of $3,431,414.

We did not have financing activities for the years ended December 31, 2018 and 2017.

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

Our anticipated timeline for reaching the significant milestones in our plan of operations and the costs associated with our plan are set forth in the table below:

	Estimated Cost
2Q 2019
Final Dosing work for Phase I	$55,000
Final Safety and Toxicology Animal studies	$850,000	*

3Q 2019
Complete Stability and Formulation	$85,000
IND application write-up and filing	$120,000

4Q 2019
Site selection, patient enrollment	$850,000	*

1H 2020
Human Safety Data generated from Phase I trial	$450,000

2H 2020
Human Efficacy Data generated from Phase II trial	$600,000

*This expenditure may depend on a successful capital raising event. We do not currently have any commitments for such a capital raising event.

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

Financing – Capital Needs

The Company anticipates that it will need to raise additional capital in the next year or so to support its research and development activities as it prepares to commence human clinical trials. The Company does not have any commitments for such additional capital.

Over the next two years, we anticipate conducting the following research and development activities at the following estimated costs and expense:

Basic Science of TCAP-1		$60,000
Efficacy Studies		$1,050,000
Toxicology Studies		$850,000
Stability and Formulation		$85,000
Custom antibodies as an alternative to ELISA	$	None
Tagged antibodies		$104,000
Antibody purification		$24,000
Clinical consultants		$30,000
Medical Writing and IND application compilation		$79,000
Technical Infrastructure		$11,000
Total R&D not including personnel		$2,293,000

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

Basic and Diluted Net (Loss) per Common Share. Basic (loss) per common share is computed by dividing the net (loss) by the weighted-average number of shares of common stock outstanding for each period. Diluted (loss) per share is computed by dividing the net (loss) by the weighted-average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. Potentially dilutive securities consisting of options and warrants aggregating 8,545,723 as of December 31, 2018, including common shares issuable under the conversion feature of the preferred shares, options and warrants issued in the Private Offering closing and merger transactions were not included in the calculation of weighted-average shares of common stock outstanding as they were determined to be anti-dilutive.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The main provisions of ASU No. 2016-02 require management to recognize lease assets and lease liabilities for all leases. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous release’s guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous U.S. GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than our adoption of ASC 606. The Company chose to early adopt ASU 2018-07 in July 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

As of December 31, 2018, management has completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP. Management identified the following material weaknesses and concluded that the internal controls over financial reporting were not effective.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties. We currently rely heavily our Executive Chairman, for almost every key financial duty and he has access to materially all of our financial information. Such a lack of segregation of duties is typical in a company with limited resources. Although the Company’s Executive Chairman and Board of Directors review the financial statements and would most likely discover any misappropriation of funds, this cannot be assured by the existing system.

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

(b) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a–15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Board of Directors, the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a–15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure due to the following:

1. Lack of Segregation of Duties; Management is aware that there is a lack of segregation of accounting duties as a result of limited personnel.

(c) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, the Company analyzed and documenting accounting policies and procedures. In addition, management implemented certain policies and procedures but concluded that material weaknesses still exist and that such controls are not effective under the COSO framework.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information with respect to our executive officers and directors.

Name	Age	Position(s)
Garo H. Armen	66	Executive Chairman of the Board of Directors
Alexander K. Arrow	48	Chief Financial Officer
Robert B. Stein	68	Director
Khalil Barrage	54	Director
Brian J. Corvese	61	Director
Josh Silverman	48	Director

Garo H. Armen, PhD, Executive Chairman, is one of our founders and joined us in September 2004. Garo H. Armen is Chairman and Chief Executive Officer of Agenus Inc., a biotechnology company he co-founded in 1994. From mid-2002 through 2004, he also served as Chairman of the Board of the biopharmaceutical company Elan Corporation, plc, which he successfully restructured. Prior to Agenus Inc., Dr. Armen established Armen Partners, a money management firm specializing in biotechnology and pharmaceutical companies and was the architect of the widely publicized creation of the Immunex Lederle oncology business in 1993. Earlier, he was a senior vice president of research at Dean Witter Reynolds, having begun his career on Wall Street as an analyst and investment banker at EF Hutton. In 2002, Dr. Armen founded the Children of Armenia Fund, a nonprofit organization dedicated to significantly rebuilding and revitalizing impoverished rural Armenian towns to provide immediate and sustainable benefits to children and youth. He received the Ellis Island Medal of Honor in 2004 for his humanitarian efforts, and received the Sabin Humanitarian Award from the Sabin Vaccine Institute in 2006 for his achievements in biotechnology and progressing medical research. Dr. Armen was also the Ernst & Young 2002 New York City Biotechnology Entrepreneur of the Year, and received a Wings of Hope Award in 2005 from The Melanoma Research Foundation for his ongoing commitment to the melanoma community. Dr. Armen received a PhD in physical chemistry from the Graduate Center, City University of New York, after which he worked as a research fellow at Brookhaven National Laboratories in Long Island, NY. Dr. Armen brings to our Board a deep historical and practical knowledge of the business of the Company and its technologies, as well as years of expertise in the financial and biopharmaceutical arenas.

Alexander K. Arrow, M.D., CFA –Chief Financial Officer. Dr. Arrow became our Chief Financial Officer in February 2016. Dr. Arrow is also the Chief Executive Officer of Zelegent, Inc., a commercial-stage start-up medical device company launching a minimally invasive snoring alleviation tool. From January 2015 through December 2015, Dr. Arrow also served as a director and acting Chief Operating Officer of Neumedicines, Inc., a clinical-stage private biotechnology company developing protein therapeutics that address unmet clinical and societal needs in Oncology, Hematology and Immunology. Dr. Arrow serves as a director of Gel-e, Inc., a wound-care company with an FDA-cleared hemostatic patch product, BioLx, Inc., a start-up developing an advanced surgical mask, and Rindex Medical, Inc., a developmental-stage company, 30% owned by the Cleveland Clinic, which is developing a diagnostic technology for use in cardiovascular intensive care units. Previously, Dr. Arrow served on the board and was the Chairman of both the Audit Committee and Compensation Committee of Biolase, Inc. (NASDAQ: BIOL) from July 2010 through February 2014, and served as the President and Chief Operating Officer of Biolase, Inc. from June 2013 through December 2014. Biolase, Inc. is a medical device manufacturer and the leading provider of lasers to the global dentistry industry. From July 2012 to June 2013 Dr. Arrow was the Chief Medical and Strategic Officer of Circuit Therapeutics, Inc., a company seeking to realize commercial potential in the field of optogenetics. From December 2007 through June 2012, Dr. Arrow was the Chief Financial Officer of Arstasis, Inc., a cardiology device manufacturer. From 2002 to 2007, Dr. Arrow headed medical technology equity research at the global investment bank Lazard Capital markets, LLC. Dr. Arrow spent two years 1999-2001 as Chief Financial Officer of the Patent & License Exchange, later renamed PLX Systems, Inc., and three years as the publishing life sciences research analyst at Wedbush Morgan Securities. In 1996, Dr. Arrow was a surgical resident at the UCLA Medical Center. Dr. Arrow received his CFA in 1999. He was awarded an M.D. from Harvard Medical School in 1996 and a B.A. in Biophysics, magna cum laude, from Cornell University in 1992.

Khalil Barrage, Director, joined us in July, 2007. Mr. Khalil Barrage has served as a Managing Director of The Invus Group, LLC since 2003, in charge of the Public Equities Group that he set up in September 2003. Invus manages over $3B of capital, with a primary focus is on private equity investments, biotechnology and health care. In addition, Invus manages a fund-of-funds liquid alternative investment and, most recently, the newly established public equities portfolio activity. Mr. Barrage is a value investor. He started his career in 1988 with The Olayan Group, a multibillion private group. He was in charge of the group’s U.S. public equities portfolio, overseeing more than $2 billion of assets. Mr. Barrage holds a BA from American University of Beirut. Mr. Barrage brings to the Board years of experience in the financial and biopharmaceutical arenas.

Robert B. Stein, PhD. MD, Director, joined us effective the closing of the Merger in February, 2016. Dr. Robert B. Stein is Chief Scientific Officer of Agenus Inc. Dr. Robert B. Stein leads Agenus’ Research, Preclinical Development and Translational Medicine functions. He helps shape clinical development strategy for vaccines and adjuvants. Additionally, he’s leading integration of the 4-Antibody acquisition, which includes the company’s fully human antibody drug discovery and optimization technology platform, and portfolio of immune checkpoint antibody programs. Over his 30 years of experience in the biopharmaceutical industry he played a pivotal role in bringing to the market Sustiva®, Fablyn®, Viviant®, PanRetin®, TargRetin®, Promacta® and Eliquis®. Prior to joining Agenus, he held executive management positions at Ligand Pharmaceuticals, DuPont Merck, Incyte Pharmaceuticals, Roche Palo Alto and KineMed. Dr. Stein began his career at Merck, Sharp and Dohme. He holds an MD and a PhD in Physiology & Pharmacology from Duke University. Dr. Stein filed a personal voluntary bankruptcy petition under Chapter 7 in August of 2012 and the bankruptcy was discharged in May 2013. Dr. Stein bring substantial scientific expertise to our Board.

Joshua Silverman, Director, joined us effective the closing of the Merger in February 2016. Mr. Silverman is the Co–founder and Managing Member of Parkfield Funding LLC, and is a former Principal and Managing Partner of Iroquois Capital Management, LLC. Mr. Silverman served as Co–Chief Investment Officer of Iroquois from 2003 until July 2016. From 2000 to 2003, Mr. Silverman served as Co–Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. He also serves as the Chairman of the Board of Neurotrope, Inc. (Nasdaq: NTRP). Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of The United States. Mr. Silverman received his B.A. from Lehigh University in 1992. In the past five years, Mr. Silverman has served as a director of MGT Capital Investments, Inc. and National Holdings Corporation, and in 2016, became a director of WPCS International, Inc. Mr. Silverman brings to our Board years of experience in the financial arena, as well as significant public company experience.

Brian J. Corvese, Director, joined us on July 28, 2017, filling the open board seat vacated by Gregory H. Ekizian. Since 1999, Mr. Corvese has been the President and Founder of Vencor Capital (“Vencor”), a private equity firm with telecommunications and technology investments in the Middle East and Mediterranean regions. Prior to working at Vencor, Mr. Corvese worked on investments in the U.S. and global equity markets as a Managing Director and partner at Soros Fund Management, the largest hedge fund in the world at the time. From 1988 to 1996, Mr. Corvese was a partner at Chancellor Capital Management (“Chancellor”), a $25 billion money management firm. While at Chancellor, Mr. Corvese was a Portfolio Manager with responsibility for investments made in basic industries, restructurings, and special situations, corporate governance investments, as well as founded and managed his own hedge fund. From 1981 to 1988, Mr. Corvese was with Drexel Burnham Lambert (“Drexel”) as an equity analyst following the chemical and specialty chemical industries and participated in a significant number of merger and acquisition activities. While at Drexel, Mr. Corvese was a member of the top chemical and specialty chemical research team, as ranked by Institutional Investor. Mr. Corvese currently serves on the board of directors of Agenus Inc. and the National Telecommunications Corporation, based in Cairo, Egypt. Mr. Corvese earned degrees in finance and political science from The University of Rhode Island and attended New York University Graduate School. We believe that, with over 30 years of experience in the financial industry, Mr. Corvese brings substantial financial expertise to our Board.

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

Andrew Slee, Development Advisor. Andy Slee joined us in April 2016 During his career, he has taken several drugs from inception through all their pre-clinical and early clinical testing. During the past five years he has worked for Preclinical CROs, immune-oncology companies and natural product companies focusing on anti-infectives, cancer, CNS, diabetes and inflammatory diseases Spreading his influence beyond a single company, he created and ran his own Contract Research Organization (CRO), VivoSource Laboratories, which for ten years from 2003 to 2013 provided preclinical proof of concept catering to biopharmaceutical companies. For the 18 years before that, Mr. Slee shepherded multiple pharma targets in several therapeutic areas from inception onward at DuPont Pharmaceuticals. He is a graduate of Syracuse University and Leeds University.

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

Voting Agreement

On February 12, 2016, the Company and certain of its stockholders (currently representing approximately 43% of the Company’s issued and outstanding common stock), including Messrs. Armen, Arrow and Ekizian and Strategic Bio Partners, LLC, entered into a voting agreement whereby these stockholders agreed to vote in favor of setting and maintaining the size of the Board at five directors (unless increased by the Board), the election of one director designated by Strategic Bio Partners, LLC and the election of four directors designated by Mr. Garo (so long as Mr. Garo is an officer or director of the Company). The voting agreement terminated on February 12, 2019.

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

Audit Committee. The Audit Committee will oversee and monitor our financial reporting process and internal control system, review and evaluate the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee will be directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee will review and approve all transactions with affiliated parties. The Audit Committee shall be comprised on two or more independent directors who shall be appointed annually and subject to removal by the Board at any time. Each member of the Audit Committee shall meet the independence requirements of The NASDAQ Stock Market, LLC, and SEC regulations, as well as any other applicable requirements. On June 20, 2017, Gregory K. Ekizian, a director of the Company and the Chairman of the Audit Committee of the Company’s Board of Directors, notified the Company that he was resigning from the Board effective immediately. On July 25, 2017, our Board appointed Brian Corvese to the Audit Committee, who meets the independence requirements. In addition, the Board also designated Brian Corvese as an “audit committee financial expert,” as that term is defined by the NSADAQ Listing Rules and SEC regulations. The Audit Committee consists of Brian Corvese and Khalil Barrage.

Compensation Committee. The Compensation Committee will provide advice and make recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee will also review the compensation of our President, Chief Executive Officer, and other officers and make recommendations in that regard to the Board as a whole. The Compensation Committee shall be comprised on three or more directors who shall be appointed annually and subject to removal by the Board at any time. The Compensation Committee must have at least two members, and must consist solely of independent directors. Our Board appointed Messrs. Barrage (Committee Chairperson) and Corvese, and Dr. Stein to the Compensation Committee, all of whom are independent

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will nominate individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee will determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stockholders. The Nominating and Corporate Governance Committee shall be comprised of three or more directors who shall be appointed annually and subject to removal by the Board at any time. Each member of the Nominating and Corporate Governance Committee may or may not meet the independence requirements of The NASDAQ Stock Market, LLC and SEC regulations. The Nominating and Corporate Governance Committee consists of Joshua Silverman (Chair) Garo Armen, Ph.D., and Robert Stein, Ph.D.

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

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for fiscal years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)	All Other Compensation ($)	Total Compensation ($)

Garo H. Armen, Chairman	2018	0	0	0	$0		0	0	0	$0
	2017	0	0	0	$312,500	(1)	0	0	0	$312,500

Alexander K. Arrow, Chief Financial Officer	2018	$125,000	$0	$0	$0		$0	$0	N/A	$125,000
	2017	$125,000	$0	$0	$93,750	(2)	$0	$0	N/A	$218,750

(1)	We use the Black-Scholes option pricing model to value the options granted. On October 16, 2017, Dr. Armen was granted 250,000 options (exercise price of $1.75/option) under the 2016 Equity Compensation Plan which had 17,361 shares vested by December 31, 2018 valued at U.S. $1.25 each at December 31, 2018.

(2)	We use the Black-Scholes option pricing model to value the options granted. On October 16, 2017, Dr. Arrow was granted 75,000 options (exercise price of $1.75/option) under the 2016 Equity Compensation Plan which had 5,208 shares vested by December 31, 2018 valued at U.S. $1.25 each at December 31, 2018.

Employment Arrangements with Officers and Directors

Dr. Alexander Arrow, our Chief Financial Officer, receives base compensation of $125,000 per year for his part-time work for us. In addition, Dr. Arrow received 100,000 options under the 2006 Plan as a sign-on bonus when he joined us and 140,000 options under the 2016 plan on April 15, 2016. These options have an exercise price of $1.25 per share, a ten-year term and vest over a three-year period in 35 monthly installments of 2,778 shares and a final installment of 2,770 shares and 3,889 shares and a final installment of 3,885 shares, respectively. On October 16, 2017, we granted Dr. Arrow another ten-year option to purchase 75,000 shares of our common stock at an exercise price of $1.75 per share, which vests in 35 monthly installments of 2,083 shares and a final installment of 2,095. The terms of Dr. Arrow’s option grants also include full vesting acceleration upon a change of control. Drs. Arrow and Armen currently are the only executive officers of the Company.

Consultancy Agreements

Dalia Barsyte PhD, Chief Technology Officer. Our subsidiary, Protagenic Therapeutics Canada (2006) Inc., entered into a consulting agreement with Dr. Dalia Barsyte. Dr. Barsyte is responsible for overseeing i) design and development of ELISA assays for measuring TCAP, ii) evaluation of TCAP exposure biomarker assay, iii) development of pipeline peptides, iv) development of clinically compatible formulations for TCAP, as well as all of the bench research and development of formulation and extraction methods. Her consulting agreement is effective through December 2018. We anticipate signing a similar agreement with her in 2019. She is compensated at the rate of up to $3,000 (Canadian) per month, if she works at least 20 hours on behalf of the Company. As well, we have granted Dr. Barsyte 10,000 shares of our common stock and ten-year options to purchase 150,000 shares of our common stock. Options to purchase 100,000 shares of common stock, at an exercise price of $1.00 per share, have fully vested; the options to purchase the remaining 50,000 shares of common stock, at an exercise price of $1.25 per share, vested in March 2016. On October 16, 2017, we granted Dr. Barsyte another ten-year option to purchase 20,000 shares of our common stock at an exercise price of $1.75 per share.

Robert B. Stein, PhD, MD. We entered into a consulting agreement with Dr. Stein effective January 2015. Dr. Stein is responsible for providing us with technical and advisory services related to our research and development efforts. The consulting agreement is effective through January 2020. On January 23, 2015, we granted Dr. Stein ten-year options to purchase 200,000 shares of our common stock, at an exercise price of $1.25 per share. The options vest in increments of 1.667% per month on the first day of each calendar month following January, 2015, such that the shares shall be fully vested on January 23, 2020, provided Dr. Stein remains a consultant to us. On October 16, 2017, we granted Dr. Stein a ten-year grant to purchase another 200,000 shares of our common stock, at an exercise price of $1.75 per share, vesting over 48 months, with no cliff.

Christina Faragalla, Director of Project Management. We entered into a consulting agreement with Ms. Faragalla effective June 2016, via her consultancy entitled Lotus Clinical Consulting. She is compensated at the rate $100 per hour invoices, subject to a 12-month cap of $100,000. In addition, on October 26, 2016, we granted Ms. Faragalla ten-year options to purchase 25,000 shares of our common stock, at an exercise price of $1.25 per share. On October 16, 2017, we granted Ms. Faragalla another ten-year option to purchase 30,000 shares of our common stock, at an exercise price of $1.75 per share, vesting over 48 months, with no cliff.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2018.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Garo H. Armen (1)	451,393	48,607	$1.25	April 15, 2026

Garo H. Armen (2)	100,694	149,306	$1.75	October 16, 2027

Alexander K. Arrow (3)	91,667	8,333	$1.25	February 12, 2026

Alexander K. Arrow (3)	126,393	13,607	$1.25	April 15, 2026

Alexander K. Arrow (4)	30,208	44,792	$1.75	October 16, 2027

(1)	Dr. Armen was granted a 500,000 share option grant on April 15, 2016

(2)	Dr. Armen was granted a 250,000 share option grant on October 16, 2017.

(3)	Dr. Arrow was granted a 100,000 share option grant on February 12, 2016, and a 140,000 share option grant on April 15, 2016

(4)	Dr. Arrow was granted a 75,000 share option grant on October 16, 2017.

For Drs. Armen and Arrow, following a qualified Change of Control, a resignation for Good Reason, or an involuntary termination other than For Cause, 100% of the executives’ then-unvested options shall become immediately vested.

Director Compensation

During fiscal year 2018 we did not compensate directors who were not employees of the Company.

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

Shares Subject to the 2016 Plan. The aggregate number of shares of common stock originally available for issuance in connection with options and awards granted under the 2016 Plan is 3,000,000 shares. Incentive Stock Options may, but need not be, granted with respect to all of the shares available for issuance under the 2016 Plan; provided, however, that the maximum aggregate number of shares of common stock which may be issued in respect of Incentive Stock Options (after giving effect to any increases pursuant to the “evergreen” provisions of the 2016 Plan discussed below) shall not exceed 6,000,000 shares, subject to adjustment in the event of stock, splits and similar transactions. If any award granted under the 2016 Plan payable in shares of common stock is forfeited, cancelled, or returned for failure to satisfy vesting requirements, otherwise terminates without payment being made, or if shares of common stock are withheld to cover withholding taxes on options or other awards, the number of shares of common stock as to which such option or award was forfeited, or which were withheld, will be available for future grants under the 2016 Plan.

In addition, the 2016 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2016 Plan on January 1 of each year during the period beginning January 1, 2017, and ending on (and including) January 1, 2026. The annual increase in the number of shares shall be equal to (i) five point five percent (5.5%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) with respect to shares of common stock which may be issued under the 2016 Plan other than in respect to Incentive Stock Options, the difference between (x) eighteen percent (18%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the 2016 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards) if such amount is greater than the amount determined in (i) immediately above; provided, however, that our Board may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of common stock than would otherwise occur. On January 1, 2019, 564,378 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. In 2018, the Board elected to skip this annual increase, so no new shares were added to the plan. A total of 3,175,489 shares of common stock is currently available for issuance in connection with options and awards granted under the 2016 Plan.

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

Option Grants and Stock Awards

As of December 31, 2018, we had outstanding stock options to purchase 3,846,299 shares at an average exercise price of approximately $1.36 per share. Included in the total outstanding stock options were 0 stock options granted under the 2006 Plan in 2018 and 280,000 nonqualified stock options granted under the 2016 Plan in 2018 to our executive officers and others at an exercise price of $1.75 per share.

All awards to be made under the 2016 Plan are discretionary, subject to the terms of the 2016 Plan. Therefore, the benefits and amounts that will be received or allocated under the 2016 Plan are generally not determinable at this time. The equity grant program for our non-employee directors is described under the Compensation of Directors section in this proxy statement. The following table summarizes these 2016-2018 awards to our named executive officers under the 2016 Plan, all executive officers and the non-executive officer employees and consultants.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2018.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Garo H. Armen (1)	451,393	48,607	$1.25	April 15, 2026
Garo H. Armen (2)	100,694	149,306	$1.75	October 16, 2027
Alexander K. Arrow (3)	91,667	8,333	$1.25	February 12, 2026
Alexander K. Arrow (3)	126,393	13,607	$1.25	April 15, 2026
Alexander K. Arrow (4)	30,208	44,792	$1.75	October 16, 2027

(1)	Dr. Armen was granted a 500,000 share option grant on April 15, 2016.
(2)	Dr. Armen was granted a 250,000 share option grant on October 16, 2017.
(3)	Dr. Arrow was granted a 100,000 share option grant on February 12, 2016, and a 140,000 share option grant on April 15, 2016.
(4)	Dr. Arrow was granted a 75,000 share option grant on October 16, 2017.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial owners of more than 5% of the Company’s voting securities and the securities of the Company beneficially owned by the Company’s directors and officers as of March 29, 2019.

Name and address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Beneficial Ownership

Garo H. Armen(1)	4,434,796	(2)	24%

Robert B. Stein(1)	413,333	(3)	2%

Khalil Barrage(1)	290,000	(4)	2%

Alexander K. Arrow(1)	398,885	(5)	2%

Larry N. Feinberg 808 North St., Greenwich, CT 06831	800,000	(6)	4%

Brian J. Corvese(1)	95,000	(7)	*

David A. Lovejoy	640,839	(8)	3%

Josh Silverman(1)	90,000	(9)	*

Strategic Bio Partners LLC (10) 777 Third Avenue 30th Floor New York, NY 10017	1,895,945	(11)	10%

All directors and executive officers as a group (6 persons)	5,722,014	(12)

* Less than 1%

(1) Executive officer and/or director.

(2) Includes warrants to purchase 1,253,367 shares of common stock at an exercise price of approximately $1.00 per share. Includes 2,296,012 shares held in the name of Dr. Armen and 250,000 shares held in the name of the Garo H. Armen IRA, as to which Dr. Armen has sole voting and dispositive power. Also includes options to purchase 635,417 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 114,583 shares that are not exercisable within 60 days of the date of this report.

(3) Represents options to purchase 413,333 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 10,000 shares in the aggregate that are not exercisable within 60 days of the date of this report.

(4) Includes 50,000 shares of common stock and options to purchase 240,000 shares of common stock at an exercise price of $1.25 per share.

(5) Includes 100,000 shares held in the name of Dr. Arrow and 18,260 shares held in the name of the Alexander K. Arrow IRA, as to which Dr. Arrow has sole voting and dispositive power. Also includes options to purchase 280,625 shares of common stock at an exercise price of $1.25 per share. Does not include options to purchase 34,375 shares of common stock in the aggregate that are not exercisable within 60 days of the date of this report.

(6) Includes 200,000 shares of common stock held in the name of Mr. Feinberg and warrants to purchase 600,000 shares of common stock at an exercise price of $1.00 per share.

(7) Includes options to purchase 95,000 shares of common stock at an exercise price of $1.75 per share.

(8) Includes 148,800 shares of common stock held in the name of Dr. Lovejoy and options to purchase 492,039 shares of common stock in the aggregate with an exercise price ranging from $1.00 to $1.25 per share. Does not include options to purchase 41,260 shares of common stock that are not exercisable within 60 days of the date of this report.

(9) Includes options to purchase 90,000 shares of common stock at an exercise price of $1.25 per share.

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

(11) SBP also holds shares of Series B Preferred Stock convertible into common stock and Predecessor Warrants to purchase common stock. However, the Series B Preferred and the Predecessor Warrants are subject to a “Beneficial Ownership Cap” limitation pursuant to which the holder thereof does not have the right to convert Series B Preferred Stock or exercise the Predecessor Warrants to the extent that such exercise would result in beneficial ownership by the holder thereof, or any of its affiliates and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act, of more than 9.99% of the total number of shares of common stock issued and outstanding immediately after giving effect to such conversion or exercise. Disregarding the Beneficial Ownership Cap, SBP would own 1,895,945 shares of common stock, including the shares underlying Series B Preferred Stock and Predecessor Warrants.

(12) Includes warrants to purchase 1,253,367 shares of common stock and options to purchase 1,754,375 shares of common stock.

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

On December 21, 2015, Dr. Alexander K. Arrow purchased 60,000 shares of common stock of Protagenic from another stockholder at a per share purchase price equal to $0.50 for an aggregate purchase price of $30,000. In addition, Dr. Arrow purchased 58,260 shares of Series B Preferred Stock in the Private Offering, on the same terms as all other investors.

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

Effective June 17, 2016, the Board of Directors, with Garo Armen recused, determined that it was in the best interest of the Company to convert the last remaining portion of debt owed to Dr. Armen into equity, per the terms of the loan agreements. The sum total of remaining debt and accumulated interest as of December 31, 2017 was $0.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees for services provided and reasonably expected to be billed by Malone Bailey LLP. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2018 and 2017.

	Fiscal Year 2018	Fiscal Year 2017
Audit fees	$54,550	$30,000
Audit-related fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-

Total	$54,550	$30,000

The following table sets forth the fees for services provided and reasonably expected to be billed by Marcum LLP. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2018 and 2017.

	Fiscal Year 2018	Fiscal Year 2017
Audit fees	$-	$17,500
Audit-related fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-

Total	$-	$17,500

Audit Fees: For the fiscal years ended December 31, 2018 and 2017, the aggregate audit fees billed by our independent auditors were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Audit-Related Fees: Audit-related fees are for assurance and other activities not explicitly related to the audit of our financial statements.

Tax Fees: For the fiscal years ended December 31, 2018 and 2017, there were no tax fees, respectively.

All Other Fees: For the fiscal years ended December 31, 2018 and 2017, there were $0 and $0, respectively

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

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining Marcum LLP’s and Malone Bailey LLP’s independence and has determined that such services for fiscal years 2018 and 2017, respectively, were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the reports of Malone Bailey LLP appear at pages F-1 through F-20 following the Exhibit List as required by Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 12, 2016, by and among Atrinsic, Inc. a Delaware corporation, Protagenic Acquisition Corp., a Delaware corporation and Protagenic Therapeutics, Inc., a Delaware corporation (Incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016).

2.2	Certificate of Merger as filed with the Delaware Secretary of State effective February 12, 2016 (Incorporated by reference to Exhibit 2.2 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016).

2.3	Certificate of Ownership and Merger Merging Protagenic Therapeutics, Inc. with and into Atrinsic, Inc. (Incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)

2.4	Agreement of Merger of Atrinsic, Inc. and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 2.2 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)

3.1	Third Amended and Restated Certificate of Incorporation of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016).

3.2	Certificate of Designations, Powers, Preferences and Other Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 4, 2016.)

3.3	Certificate of Elimination of Series A Convertible Preferred Stock of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on April 5, 2016.)

3.4	Second Amended and Restated Bylaws Protagenic Therapeutics, Inc., (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2018).

4.1	Form of Warrant of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.2	Form of Predecessor Warrant of Atrinisic, Inc. (Incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(i)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on May 17, 2011. (Incorporated by reference to Exhibit 4.3(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(ii)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on February 18, 2013 (Incorporated by reference to Exhibit 4.3(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(i)	Warrant of Protagenic Therapeutics, Inc. issued to Gregory H. Ekizian on July 7, 2011. (Incorporated by reference to Exhibit 4.4(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(ii)	Warrant of Protagenic Therapeutics, Inc. issued to PENSCO Trust Company, FBO Gregory H. Ekizian on February 18, 2013. (Incorporated by reference to Exhibit 4.4(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.5 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016).

10.1	Form of Securities Purchase Agreement, by and between Atrinsic, Inc. and the investors in the Private Offering. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016.)

10.2	Form of Registration Rights Agreement by and between Atrinsic, Inc. and the investors in the Private Offering. (Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016.)

10.3	Placement Agency Agreement (Incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016).

10.4	Delaware Escrow Agreement, by and between Atrinsic Inc., Depositor and Delaware Trust Company. (Incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016.)

10.5	Voting Agreement, effective February 12, 2016, among Atrinsic, Inc., the stockholders of Protagenic Therapeutics, Inc., and Strategic Bio Partners, LLC. (Incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.6	Indemnity Agreement, effective February 12, 2016, among Atrinsic, Inc., Strategic Bio Partners, LLC, and Iroquois Capital Management LLC and Hudson Bay Capital Management LP as guarantors. (Incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.7	Split-Off Agreement, effective February 12, 2016, among Atrinsic, Inc., B.E Global LLC and MomSpot, LLC. (Incorporated by reference to Exhibit 10.6 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8	General Release Agreement, effective February 12, 2016, among Atrinsic, Inc., B.E Golbal LLC and MomSpot LLC. (Incorporated by reference to Exhibit 10.7 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.9	Split-Off Agreement, effective February 12, 2016, between Atrinsic, Inc., Quintel Holdings Inc. (Incorporated by reference to Exhibit 10.10 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.10	Preferred Stock Exchange Agreement, effective February 12, 2016, between Atrinsic, Inc., Quintel Holdings Inc. (Incorporated by reference to Exhibit 10.9 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.11	Investor Note Exchange Agreement, effective February 12, 2016, between Atrinsic, Inc. and the investors of Atrinsic, Inc. (Incorporated by reference to Exhibit 10.10 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.12	Preferred Stock Exchange Agreement, effective February 12, 2016, among Atrinsic, Inc. and the investors Atrinsic. (Incorporated by reference to Exhibit 10.11 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.13	Employment Agreement, effective January 1, 2014 between Protagenic Therapeutics Canada (2006) Inc. and Dr. Robert Ziroyan(Incorporated by reference to Exhibit 10.12 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.14	Consulting Agreement, as amended, between Protagenic Therapeutics Canada (2006) Inc. and Dr. Dalia Barsyte (Incorporated by reference to Exhibit 10.13 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.15	Consulting Agreement, effective January 23, 2015, between Protagenic Therapeutics Inc. and Dr. Robert b. Stein. (Incorporated by reference to Exhibit 10.15 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.17	Protagenic Therapeutics, Inc. 2006 Employee, Director and Consultant Stock Plan (Incorporated by reference to Exhibit 10.16 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.18	Form of Nonqualified Stock Option Award Agreement under the 2006 Employee, Director and Consultant Stock Plan. (Incorporated by reference to Exhibit 10.17 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.) **

10.19	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form 10, as filed with the SEC on July 2, 2014..)**

10.20(i)	Technology License Agreement, effective July 21, 2005, between The University of Toronto Innovations Foundation and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.20(ii)	First Amendment to Technology License Agreement, effective February 18, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.21(i)	Sponsored Research Agreement, effective April 1, 2014, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.21(ii)	Amendment to the Sponsored Research Agreement, effective April 1, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(i)	Bridge Loan Agreement, effective April 15, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(ii)	Bridge Loan Agreement, effective May 28, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(iii)	Bridge Loan Agreement, effective July 1, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(iii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(iv)	Bridge Loan Agreement, effective September 1, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(iv) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(v)	Bridge Loan Agreement, effective October 29, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(v) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.22(vi)	Bridge Loan Agreement, effective December 23, 2015, between Protagenic Therapeutics, Inc. and Dr. Garo H. Armen. (Incorporated by reference to Exhibit 10.21(vi) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.23	Stock Purchase Agreement, effective December 21, 2015, between Mark Berg and Alexander Arrow. (Incorporated by reference to Exhibit 10.22 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.24	Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)**

10.25	Form of Incentive Stock Option Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

23.1	Consent of Malone Bailey LLP*

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)*.

32.1	Section 1350 Certifications †

99.1	Charter of the Science Committee of the Board of Directors of the Company.

[100.1]	[XBRL-related documents]

[101.1]	[Interactive Data Files]

*	Filed herewith
**	Designates management contracts and compensation plans
†	Furnished herewit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGENIC THERAPEUTICS, INC.

Date:	March 29, 2019	By:	/s/ Garo H. Armen
Garo H. Armen
Chairman (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Garo H. Armen	Director and Chairman of the Board	March 29, 2019
Garo H. Armen	(Principal Executive Officer)

/s/ Alexander K. Arrow	Chief Financial Officer	March 29, 2019
Alexander K. Arrow	(Principal Financial Officer)

/s/ Robert B. Stein	Director	March 29, 2019
Robert B. Stein

/s/ Khalil Barrage	Director	March 29, 2019
Khalil Barrage

/s/ Brian J. Corvese	Director	March 29, 2019
Brian J. Corvese

/s/ Joshua Silverman	Director	March 29, 2019
Joshua Silverman

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Protagenic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protagenic Therapeutics, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2017.

Houston, Texas

March 29, 2019

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$362,486	$399,687
Marketable securities	250,388	1,285,753
Prepaid expenses	83,399	94,542

TOTAL CURRENT ASSETS	696,273	1,779,982

EQUIPMENT - NET	611	1,022

TOTAL ASSETS	$696,884	$1,781,004

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable and accrued expenses	231,688	135,854
Derivative liability	676,079	425,838

TOTAL CURRENT LIABILITIES	907,767	561,692

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 872,766 shares issued and outstanding at December 31, 2018, and December 31, 2017, respectively	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,261,419 shares issued and outstanding at December 31, 2018, and December 31, 2017, respectively	1,026	1,026
Additional paid-in-capital	13,357,920	12,227,849
Accumulated deficit	(13,399,290)	(10,841,759)
Accumulated other comprehensive loss	(170,540)	(167,805)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(210,883)	1,219,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$696,884	$1,781,004

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31,
	2018	2017
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	881,186	717,452
General and administrative	1,432,941	1,647,872

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	2,314,127	2,365,324

LOSS FROM OPERATIONS	(2,314,127)	(2,365,324)

OTHER (EXPENSE) INCOME

Interest income	2,790	13,890
Realized gain on marketable securities	4,047	766
Change in fair value of derivative liability	(250,241)	91,032

TOTAL OTHER INCOME (EXPENSES)	(243,404)	105,688

LOSS BEFORE TAX	(2,557,531)	(2,259,636)

INCOME TAX EXPENSE	-	-

NET LOSS	$(2,557,531)	$(2,259,636)

COMPREHENSIVE LOSS

Other Comprehensive Income - net of tax
Net unrealized gain (loss) on marketable securities	6,250	(1,426)
Foreign exchange translation gain (loss)	(8,985)	15,256

TOTAL COMPREHENSIVE LOSS	$(2,560,266)	$(2,245,806)

Weighted average common shares - Diluted

Net loss per share - Basic and Diluted	$(0.25)	$(0.22)

Weighted average common shares - Basic and Diluted	10,261,419	10,261,419

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Fiscal Years Ended December 31, 2018 and 2017

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Loss	Equity

BALANCE - January 1, 2017	872,766	1	10,257,078	1,026	11,239,786	(8,582,123)	-	-	(181,635)	2,477,055

Unrealized gain (loss) on marketable securities									(1,426)	(1,426)
Foreign currency translation gain									15,256	15,256
Stock compensation - stock options					888,281					888,281
Adjustment to common stock			4,341	-	-					-
Modification of warrants					99,782					99,782

Net loss						(2,259,636)				(2,259,636)

BALANCE -December 31, 2017	872,766	$1	10,261,419	$1,026	$12,227,849	$(10,841,759)	$-	$-	$(167,805)	$1,219,312

Unrealized gain (loss) on marketable securities									6,250	6,250
Foreign currency translation gain									(8,985)	(8,985)
Stock compensation - stock options					1,130,071					1,130,071

Net loss						$(2,557,531)				(2,557,531)

BALANCE -December 31, 2018	872,766	$1	10,261,419	$1,026	$13,357,920	$(13,399,290)	$-	$-	$(170,540)	$(210,883)

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,557,531)	$(2,259,636)
Adjustments to reconcile net loss to net cash used inoperating activities
Depreciation expense	347	148
Stock based compensation	1,130,071	888,281
Change in fair value of the derivative liability	250,241	(91,032)
Gain on sale of marketable securities	(4,047)	(766)
Modification of warrants	-	99,782
Changes in operating assets and liabilities
Prepaid expenses	11,143	(34,125)
Accounts payable and accrued expenses	98,588	17,259

NET CASH USED IN OPERATING ACTIVITIES	(1,071,188)	(1,380,089)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Sale of marketable securities	3,790,000	2,145,000
Purchase of marketable securities	(2,744,338)	(3,431,414)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,045,662	(1,286,414)

Effect of exchange rate on cash and cash equivalents	(11,675)	(34,208)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,201)	(2,700,711)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	399,687	3,100,398

CASH AND CASH EQUIVALENTS, END OF PERIOD	$362,486	$399,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Unrealized (gain) loss on marketable securities	$(6,250)	$1,427

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Protagenic Therapeutics, Inc. (“we,” “our,” “Protagenic” or “the Company”), is a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc., a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

The Company was previously known as Atrinsic, Inc., a company that was once a reporting company under the Securities Exchange Act of 1934, but that, in 2012 and 2013, reorganized under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. On February 12, 2016, the Company acquired Protagenic Therapeutics, Inc. through a reverse merger.

On February 12, 2016, Protagenic Acquisition Corp., a wholly-owned subsidiary of the Company (which at the time was named Atrinsic, Inc.), merged (the “Merger”) with and into Prior Protagenic. Prior Protagenic was the surviving corporation of the Merger. As a result of the Merger, the Company acquired the business of prior Protagenic and will continue the existing business operations of Prior Protagenic as a wholly-owned subsidiary. On June 17, 2016, Prior Protagenic merged with and into the Company with the Company as the surviving corporation in the merger. Immediately thereafter, the Company changed its name from Atrinsic, Inc. to Protagenic Therapeutics, Inc.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,560,266 and $2,245,806 for the years ended December 31, 2018 and 2017, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $13,399,290 as of December 31, 2018. The Company anticipates further losses in the development of its business. The Company had a net working capital deficit of $211,494 at December 31, 2018 as a result of the continuing operations of the company. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2019. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the fourth quarter of 2019.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2018, a net loss and net cash used in operating activities for the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation

The consolidated financial statements include the accounts of Protagenic Therapeutics, Inc., and its wholly owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. While the Company’s marketable securities are cash equivalents it is the Company’s policy to present them separately on the Balance Sheet. As of December 31, 2018, and December 31, 2017, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was not material for the years ended December 31, 2018 and 2017.

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

During the year ended December 31, 2018 the Company purchased $2,744,338 and sold $3,790,000 in marketable securities with a realized gain of $4,047 and an unrealized gain of $6,250. As of December 31, 2018 and 2017, the Company owns marketable securities with a total value of $250,388 and $1,285,753, respectively.

Below is a summary of each type of marketable security held by the Company at December 31, 2018:

Type of Marketable Secutiry	Estimated Market Value
U.S. Treasury Bills	$149,954
U.S. Treasury Notes	$100,434
Total at December 31, 2018	$250,388

As of December 31, 2018, the marketable securities have maturity dates ranging from January 2, 2019 to January 31, 2019. While these marketable securities are cash equivalent it is the Company’s policy to present them separately on the Balance Sheet.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2018.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	250,388	250,388	—	—	250,388
Derivative warrants liabilities	$(676,079)	$—	$—	$(676,079)	$(676,079)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2017.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	1,285,753	1,285,753	—	—	1,285,753
Derivative warrants liabilities	$(425,838)	$—	$—	$(425,838)	$(425,838)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2018 and 2017:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2016	$516,870
Change in fair value of derivative warrants liabilities	(91,032)
Balance, December 31, 2017	425,838
Change in fair value of derivative warrants liabilities	250,241
Balance, December 31, 2018	$676,079

The fair value of the derivative feature of the 127,346 and 295,945 warrants to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following assumptions:

	December 31, 2017	December 31, 2018
Exercise price	1.25	1.25
Risk free interest rate	1.98%	2.46%
Dividend yield	0.00%	0.00%
Expected volatility	144%	152%
Contractual term	3.15 Years	2.15 Years

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

During the years ended December 30, 2018 and 2017, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $250,241 and a loss of $91,032 relating to the change in fair value, respectively.

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

Basic and Diluted Net (Loss) per Common Share

Basic (loss) per common share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding for each period. Diluted (loss) per share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The effect of dilution on net loss becomes anti-dilutive and therefore is not reflected on the income statement.

	Potentially Outstanding Dilutive Common Shares
	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	872,766

Stock Option	3,846,299	3,566,299

Warrant	3,826,658	3,826,658

Total potentially outstanding dilutive common shares	8,545,723	8,265,723

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The main provisions of ASU No. 2016-02 require management to recognize lease assets and lease liabilities for all leases. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous release’s guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous U.S. GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than our adoption of ASC 606. The Company chose to early adopt ASU 2018-07 in July 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31, 2018	December 31, 2017

Accounting	$52,365	$161
Research and development	137,114	124,728
Legal	32,161	-
Other	10,048	10,965

	$231,688	$135,854

NOTE 5 - DERIVATIVE LIABILITIES

Upon closing of the private placement transactions in 2016, the Company issued 127,346 and 295,945 warrants, to the placement agent of the private offering and to Strategic Bio Partners for debt cancellation, respectively, to purchase the Company’s Series B Preferred Stock with an exercise price of $1.25 and a five-year term. Upon the effectiveness of our reverse stock split in July 2016, these became warrants to purchase our common stock on the same terms and conditions. The warrants have a cashless exercise feature that requires the Company to classify the warrants as a derivative liability.

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

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On January 1, 2017, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares. As a result of this increase, as of March 29, 2019, the aggregate number of shares of common stock available for awards under the 2016 Plan is 3,175,489. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 3,846,299 options outstanding as of December 31, 2018. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.25 - $1.75
Expected dividend yield	0%
Risk free interest rate	2.73% - 2.85%
Expected life in years	3.75-9.40
Expected volatility	139% - 146%

There were 3,566,299 options outstanding as of December 31, 2017. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.25 - $1.75
Expected dividend yield	0%
Risk free interest rate	1.54% - 2.40%
Expected life in years	5
Expected volatility	146% - 266%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Stock Options

Outstanding January 1, 2017	2,484,445	$1.18	9.82
Granted	1,103,000	$1.68	8.96
Expired	(21,146)	$1.00
Outstanding December 31, 2017	3,566,299	$1.33	8.05
Granted	280,000	$1.75	9.15
Expired	-
Outstanding December 31, 2018	3,846,299	$1.36	7.20

A summary of the status of the Company’s nonvested shares as of December 31, 2018, and changes during the year ended December 31, 2018, is presented below:

Nonvested Shares	Shares	Weighted- Average Exercise Price
Nonvested at January 1, 2017	1,211,463	$1.25
Granted	1,103,000	$1.68
Vested	(800,456)	$1.36
Forfeited	(21,146)	$1.00
Nonvested at December 31, 2017	1,492,861	$1.54
Granted	280,000	$1.75
Vested	(972,651)	$1.29
Forfeited	-	-
Nonvested at December 31, 2018	800,210	$1.63

As of December 31, 2018, the Company had 3,846,299 shares issuable under options outstanding at a weighted average exercise price of $1.36 and an intrinsic value of $2,444,474.

The total number of options granted during the years ended December 31, 2018 and 2017 was 280,000 and 1,103,000, respectively. The exercise price for these options was $1.75 per share or $1.25 per share.

The Company recognized compensation expense related to options issued of $1,130,071 and $888,281 during the years ended December 31, 2018 and 2017, respectively, which is included in general and administrative expenses and research and development expenses. For the year ended December 31, 2018, $602,479 of the stock compensation was related to employees and $527,592 was related to non-employees.

As of December 31, 2018, the unamortized stock option expense was $1,112,084 with $533,938 being related to employees and $578,146 being related to non-employees. As of December 31, 2018, the weighted average period for the unamortized stock compensation to be recognized is 2.28 years.

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

Simultaneous with the Merger and the Private Offering, New Warrants to purchase 3,403,367 shares of Series B Preferred Stock at an average exercise price of approximately $1.05 per share were issued to holders of Prior Protagenic warrants; additionally, holders of $665,000 of our debt and $35,000 of accrued interest exchanged such debt for five-year warrants to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share. Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock at an exercise price of $1.25 per share were issued in connection with the Private offering. These warrants to purchase 423,291 shares of Series B Preferred Stock have been recorded as derivative liabilities. All of these warrants automatically converted into warrants to purchase our common stock upon the effectiveness of our reverse stock split in July 2016. See Note 5.

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Warrants

Outstanding January 1, 2017	3,826,658	$1.05	5.61
Granted	-	-	-
Outstanding December 31, 2017	3,826,658	$1.05	4.69
Granted	-	-	-
Outstanding December 31, 2018	3,826,658	$1.05	3.69

As of December 31, 2018 the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $3,633,335.

NOTE 7 – INCOME TAXES

The components of loss before income taxes are as follows:

	2018	2017
Domestic	(2,468,805)	(2,134,722)
Foreign	(88,726)	(124,914)
Loss before income taxes	(2,557,531)	(2,259,636)

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2018 and 2017.

For the years ended December 31, 2018 and 2017, a reconciliation of the Company’s effective tax rate to the statutory U.S. Federal rate is as follows:

	2018	2017
Income taxes at Federal statutory rate	(21.0)%	(34.0)%
State income taxes, net of Federal income tax effect	(8.6)%	(8.4)%
Perm difference	0.0%	0.0)%
Foreign tax rate differential	(0.6)%	(0.2)%
Change in valuation allowance	30.2%	42.6%
Other	0.0%	0.0%
Income tax provision	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	2018	2017
U.S. net operating loss carryforwards	2,627,000	2,168,000
Stock compensation	359,000	472,000
Canadian Provincial income tax losses	56,000	123,000
Canadian Provincial scientific investment tax credits	-	-
	3,042,000	2,763,000
Valuation allowance	(3,042,000)	(2,763,000)
Net deferred tax assets	-	-

As of December 31, 2018 and 2017, the Company had federal net operating loss carryforwards (“NOL”) of approximately $6,617,000 and $5,287,000, respectively. The losses expire beginning in 2024. The Company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 has occurred. The effect of an ownership change would be the imposition of annual limitation on the use of NOL carryforwards attributable to periods before the change Any limitation may result in expiration of a portion of the NOL before utilization. As of December 31, 2018 and 2017, the Company had state and local net operating loss carryforwards of approximately $6,609,000 and $5,272,000, respectively, to reduce future state tax liabilities also through 2035.

As of December 31, 2018 and 2017, the Company had Canadian NOL of approximately $1,070,000 and $1,002,000, respectively. The Canadian losses expire in stages beginning in 2026. As of December 31, 2018 and 2017, the Company also has unclaimed Canadian federal scientific research and development investment tax credits, which are available to reduce future federal taxes payable of approximately $0 and $0 respectively.

As a result of losses and uncertainty of future profit, the net deferred tax asset has been fully reserved. The net change in the valuation allowance during the years ended December 31, 2018 and 2017 was an increase of $457,000 and $243,000, respectively.

Foreign earnings are assumed to be permanently reinvested. U.S. Federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The Company recognizes interest and penalties related to uncertain tax positions in selling, general and administrative expenses. The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2018 and 2017.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2014.

NOTE 8 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto, a stockholder of the Company (the “University”) entered into an agreement effective December 14, 2004 (the “Research Agreement”) for the performance of a research project titled “Evidence for existence of TCAP receptors in neurons” (the “Project”). The Research Agreement expired on March 31, 2013.

The Company and the University entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism” (the “New Project”). The New Project is to perform research related to work done by Dr. David A. Lovejoy, a professor at the University and stockholder of the Company, in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, Dr. Lovejoy entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2016. In February 2017, the New Research Agreement was extended to December 31, 2016 which allows for further development of the technologies and use of their applications. Upon expiration of the agreement, payments to the University and research support from the University will suspend until an agreement can be made.

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ends on April 1, 2022. As of December 31, 2018 Dr. Lovejoy has been granted 533,299 stock options, of which 457,901 are fully vested, at an exercise price of $1.00, $1.25 or 1.75 exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027 or on October 16, 2027.

The sponsorship research and development expenses pertaining to the Research Agreements were $107,868 and $93,919 for the years ended December 31, 2018 and 2017, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the years ended December 31, 2018 and 2017 and therefore was not subject to paying any royalties.

In the event the Company fails to provide the University with semi-annual reports on the progress or fails to continue to make reasonable commercial efforts towards obtaining regulatory approval for products based on the Technologies, the University may convert our exclusive license into a non-exclusive arrangement. Interest on any amounts owed under the License Agreement and amendment will be at 3% per annum. All intellectual property rights resulting from the Technologies or improvements thereon will remain the property of the other inventors and/or Dr. Lovejoy, and/or the University, as the case may be. The Company has agreed to pay all out-of- pocket filing, prosecution and maintenance expenses in connection with any patents relating to the Technologies. In the case of infringement upon any patents relating to the Technologies, the Company may elect, at its own expense, to bring a cause of action asserting such infringement. In such a case, after deducting any legal expenses the Company may incur, any settlement proceeds will be subject to the 2.5% royalty payment owed to the University under the License Agreement and amendment.

The patent applications were made in the name of Dr. Lovejoy and other inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement and its amendment with the University. The Company maintains exclusive licensing agreements and it currently controls the six intellectual patent properties.

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

The Company has accrued $0 to the Former Officer for research and development projects and paid the equivalent in U.S. dollars of $13,662 during the year ended December 31, 2018.

Consulting Agreement

PTI Canada entered into a consulting agreement (the “PTI Canada Consulting Agreement”) with Dr. Lovejoy which, as amended, expires on December 31, 2017. Pursuant to the PTI Canada Consulting Agreement, Dr. Lovejoy is responsible for overseeing i) design and development of enzyme-linked immunosorbent assay (“ELISA”), assays for measuring TCAP, ii) evaluation of TCAP exposure biomarker assay, iii) development of pipeline peptides, and iv) development of clinically compatible formulations for TCAP, as well as all of the bench research and development of formulation and extraction methods. Dr. Lovejoy has been granted 150,000 stock options, which are fully vested at exercise prices of $1.00 and $1.25, exercisable over ten year periods which end either on March 30, 2021 or March 1, 2025. Dr. Lovejoy is paid the Canadian equivalent of approximately US$2,370 per month. Either party may terminate the PTI Canada Consulting Agreement either (a) immediately at any time upon written notice to the other party in the event of a breach of such agreement by the other party which cannot be cured (i.e. breach of the confidentiality obligations) or (b) at any time without cause upon not less than fifteen (15) days’ prior written notice to the other party. Upon expiration or termination, neither the Company nor Dr. Lovejoy will have any further obligations under the PTI Canada Consulting Agreement. As of the first quarter of 2018, the Company will no longer be making the fixed monthly payments and will instead be paying Dr. Lovejoy for his services on an as needed basis.

The Company has accrued $0 to pay Dr. Lovejoy for research and development projects during the year ended December 31, 2018 and paid $9,722 during the year ended December 31, 2018.

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

NOTE 11 – SUBSEQUENT EVENTS

On Febuary 25, 2019, the Company granted 101,567 options with an exersies price of $1.00 and a ten year term. 59,900 of these options vest imidetly and 41,667 vest bi-weekly over two months. These options have a Black-Scholes value of $230,043.

