Form 10-Q
period 2019-03-31
Protagenic Therapeutics, Inc.\new
filed 2019-05-15
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

(212) 994-8200

Registrant’s Telephone Number Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). [  ] Yes [X] No

As of May 15, 2019, there were 10,261,419 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$419,334	$362,486
Marketable securities	-	250,388
Prepaid expenses	44,907	83,399

TOTAL CURRENT ASSETS	464,241	696,273

EQUIPMENT - NET	540	611

TOTAL ASSETS	$464,781	$696,884

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	199,924	231,688
Derivative liability	626,677	676,079

TOTAL CURRENT LIABILITIES	826,601	907,767

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 872,766 shares issued and outstanding at March 31, 2019, and December 31, 2018, respectively	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,261,419 shares issued and outstanding at March 31 2019, and December 31, 2018, respectively	1,026	1,026
Additional paid-in-capital	13,809,061	13,357,920
Accumulated deficit	(13,998,522)	(13,399,290)
Accumulated other comprehensive loss	(173,386)	(170,540)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(361,820)	(210,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$464,781	$696,884

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	135,411	190,414
General and administrative	518,604	416,270

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	654,015	606,684

LOSS FROM OPERATIONS	(654,015)	(606,684)

OTHER (EXPENSE) INCOME

Interest income	946	1,581
Realized gain on marketable securities	4,435	784
Change in fair value of derivative liability	49,402	6,160

TOTAL OTHER INCOME (EXPENSES)	54,783	8,525

LOSS BEFORE TAX	(599,232)	(598,159)

INCOME TAX EXPENSE	-	-

NET LOSS	$(599,232)	$(598,159)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized loss on marketable securities	-	(75)
Foreign exchange translation loss	(7,669)	(827)

TOTAL COMPREHENSIVE LOSS	$(606,901)	$(599,061)

Weighted average common shares - Diluted

Net loss per share - Basic and Diluted	$(0.06)	$(0.06)

Weighted average common shares - Basic and Diluted	10,261,419	10,261,419

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months Ended March 31, 2018 and the three months ended March 31, 2019

(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Loss	Equity

For the three months ended March 31, 2018

BALANCE -December 31, 2017	872,766	$1	10,261,419	$1,026	$12,227,849	$(10,841,759)	$-	$-	$(167,805)	$1,219,312

Unrealized gain (loss) on marketable securities									(75)	(75)
Foreign currency translation loss									(827)	(827)
Stock compensation - stock options					344,647					344,647

Net loss						$(598,159)				(598,159)

BALANCE -March 31, 2018	872,766	$1	10,261,419	$1,026	$12,572,496	$(11,439,918)	$-	$-	$(168,707)	$964,898

For the three months ended March 31, 2019

BALANCE - December 31, 2018	872,766	$1	10,261,419	$1,026	$13,357,920	$(13,399,290)	$-	$-	$(170,540)	$(210,883)

Unrealized loss on marketable securities									4,823	4,823
Foreign currency translation loss									(7,669)	(7,669)
Stock compensation - stock options					451,141					451,141

Net loss						$(599,232)				(599,232)

BALANCE -March 31, 2019	872,766	$1	10,261,419	$1,026	$13,809,061	$(13,998,522)	$-	$-	$(173,386)	$(361,820)

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(599,232)	$(598,159)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	85	89
Stock based compensation	451,141	344,647
Change in fair value of the derivative liability	(49,402)	(6,160)
Gain on sale of marketable securities	(4,435)	(784)
Changes in operating assets and liabilities
Prepaid expenses	38,492	52,250
Accounts payable and accrued expenses	(32,664)	(50,892)

NET CASH USED IN OPERATING ACTIVITIES	(196,015)	(259,009)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Sale of marketable securities	250,000	1,635,000
Purchase of marketable securities	-	(1,429,668)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	250,000	205,332

Effect of exchange rate on cash and cash equivalents	2,863	(2,723)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,848	(56,400)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	362,486	399,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$419,334	$343,287

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Unrealized (gain) loss on marketable securities	$4,823	$(1,352)

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Protagenic Therapeutics, Inc. (“we,” “our,” “Protagenic” or “the Company”), is a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”), a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

The Company was previously known as Atrinsic, Inc., a company that was once a reporting company under the Securities Exchange Act of 1934, but that, in 2012 and 2013, reorganized under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. On February 12, 2016, the Company acquired Protagenic Therapeutics, Inc. (“Prior Protagenic”) through a reverse merger.

On February 12, 2016, Protagenic Acquisition Corp., a wholly-owned subsidiary of the Company (which at the time was named Atrinsic, Inc.), merged (the “Merger”) with and into Prior Protagenic. Prior Protagenic was the surviving corporation of the Merger. As a result of the Merger, the Company acquired the business of Prior Protagenic and has continued the existing business operations of Prior Protagenic as a wholly-owned subsidiary. On June 17, 2016, Prior Protagenic merged with and into the Company with the Company as the surviving corporation in the merger. Immediately thereafter, the Company changed its name from Atrinsic, Inc. to Protagenic Therapeutics, Inc.

NOTE 2 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $599,232 and $598,159 for the three months ended March 31, 2019 and 2018, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $13,998,522 as of March 31, 2019. The Company anticipates further losses in the development of its business. The Company had a net working capital deficit of $362,360 as of March 31, 2019 as a result of the continuing operations of the Company. Based on its current forecast and budget, management believes that its cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2019. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the fourth quarter of 2019.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at March 31, 2019, a net loss, and net cash used in operating activities for the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC” for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2019 and 2018. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2018, which contains the audited financial statements and notes thereto, for the years ended December 31, 2018 and 2017 included within the Company’s Form 10-K filed with the SEC on March 29, 2019. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any future interim periods.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Protagenic Therapeutics, Inc., and its wholly owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the condensed consolidated financial statements include the allocation of the fair value of acquired assets and liabilities associated with the Merger, income tax provisions, valuation of stock options and warrants and assessment of deferred tax asset valuation allowance.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. While the Company’s marketable securities are cash equivalents it is the Company’s policy to present them separately on the balance sheet. As of March 31, 2019, and December 31, 2018, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was not material for the three months ended March 31, 2019 and 2018.

Marketable Securities

The Company accounts for marketable debt securities, the only type of securities it owns, in accordance with sub-topic 320-10 of the FASB Accounting Standards Codification (“Sub-topic 320-10”).

Pursuant to Paragraph 320-10-35-1, investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the condensed consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized.

During the three months ended March 31, 2019 the Company purchased $0 and sold $250,000 in marketable securities with a realized gain of $4,435 and an unrealized gain of $0. As of March 31, 2019 and December 31, 2018, the Company owned marketable securities with a total value of $0 and $250,388, respectively.

As of March 31, 2019, the Company held no marketable securities.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of March 31, 2019.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	—	—	—	—	—
Derivative warrants liabilities	$(626,677)	$—	$—	$(626,677)	$(626,677)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2018.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	250,388	250,388	—	—	250,388
Derivative warrants liabilities	$(676,079)	$—	$—	$(676,079)	$(676,079)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2019 and the year ended December 31, 2018:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2017	$425,838
Change in fair value of derivative warrants liabilities	(250,241)
Balance, December 31, 2018	676,079
Change in fair value of derivative warrants liabilities	(49,402)
Balance, March 31, 2019	$626,677

The fair value of the derivative feature of the 127,346 and 295,945 warrants issued to the placement agent of the Company’s 2016 private offering and to a holder of its debt for debt cancellation in connection with the Merger, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following assumptions:

	December 31, 2018	March 31, 2019
Exercise price	1.25	1.25
Risk free interest rate	2.46%	2.67%
Dividend yield	0.00%	0.00%
Expected volatility	152%	138%
Contractual term	2.15 Years	1.90 Years

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

During the three months ended March 31, 2019 and 2018, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $49,402 and a gain of $6,160 relating to the change in fair value, respectively.

Derivative Liability

The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

If any award granted under the Company’s 2016 Equity Compensation Plan (the “2016 Plan”) payable in shares of common stock is forfeited, cancelled, or returned for failure to satisfy vesting requirements, otherwise terminates without payment being made, or if shares of common stock are withheld to cover withholding taxes on options or other awards, the number of shares of common stock as to which such option or award was forfeited, or which were withheld, will be available for future grants under the 2016 Plan. The company recognizes the impact of forfeitures when they occur.

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

	Potentially Outstanding Dilutive Common Shares
	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	872,766

Stock Option	3,947,866	3,846,299

Warrant	3,826,658	3,826,658

Total potentially outstanding dilutive common shares	8,647,290	8,545,723

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

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the condensed consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the condensed consolidated statements of income and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined its subsidiary’s local currency (i.e. the Canadian dollar) to be the functional currency for its foreign subsidiary.

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31, 2019	December 31, 2018

Accounting	$36,161	$52,365
Research and development	116,941	137,114
Legal	-	32,161
Other	46,822	10,048

	$199,924	$231,688

NOTE 5 - DERIVATIVE LIABILITIES

Upon closing of the private placement transactions in 2016, the Company issued 127,346 and 295,945 warrants, to the placement agent of the private offering and to Strategic Bio Partners, a holder of the Company’s debt, for debt cancellation, respectively, to purchase the Company’s Series B Preferred Stock with an exercise price of $1.25 and a five-year term. Upon the effectiveness of our reverse stock split in July 2016, these became warrants to purchase our common stock on the same terms and conditions. The warrants have a cashless exercise feature that requires the Company to classify the warrants as a derivative liability.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

Stock-Based Compensation

In connection with the consummation of the Merger completed on February 12, 2016, we adopted Prior Protagenic’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”). On June 17, 2016, our stockholders adopted the 2016 Plan and, as a result, we terminated the 2006 Plan. We will not grant any further awards under the 2006 Plan. All outstanding grants under the 2006 Plan will continue in effect in accordance with the terms of the particular grant and the 2006 Plan.

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On each of January 1, 2017 and January 1, 2019, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares a total of 1,128,756 shares. As a result of this increase, as of March 31, 2019, the aggregate number of shares of common stock available for awards under the 2016 Plan was 3,739,867. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 3,947,866 options outstanding as of March 31, 2019. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.00
Expected dividend yield	0%
Risk free interest rate	2.67% - 2.70%
Expected life in years	10
Expected volatility	140%

There were 3,846,299 options outstanding as of December 31, 2018. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.25 - $1.75
Expected dividend yield	0%
Risk free interest rate	2.73% - 2.85%
Expected life in years	3.75-9.40
Expected volatility	139% - 146%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Stock Options

Outstanding December 31, 2017	3,566,299	$1.33	8.05
Granted	280,000	$1.75	9.15
Expired	-
Outstanding December 31, 2018	3,846,299	$1.36	7.20
Granted	101,567	$1.00	9.89
Expired	-
Outstanding March 31, 2019	3,947,866	$1.36	7.03

A summary of the status of the Company’s nonvested option as of March 31, 2019, and changes during the three months ended March 31, 2019, is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at December 31, 2017	1,492,861	$1.54
Granted	280,000	$1.75
Vested	(972,651)	$1.29
Forfeited	-	-
Nonvested at December 31, 2018	800,210	$1.63
Granted	101,567	$1.00
Vested	(327,551)	$1.39
Forfeited	-	-
Nonvested at March 31, 2019	574,226	$1.68

As of March 31, 2019, the Company had 3,947,866 shares issuable under options outstanding at a weighted average exercise price of $1.36 and an intrinsic value of $2,546,041.

The total number of options granted during the three months ended March 31, 2019 and 2018 was 101,567 and 280,000, respectively. The exercise price for these options was $1.00 per share or $1.25 per share.

The Company recognized compensation expense related to options issued of $451,141 and $344,647 during the three months ended March 31, 2019 and 2018, respectively, which is included in general and administrative expenses and research and development expenses. For the three months ended March 31, 2019, $335,562 of the stock compensation was related to employees and $115,579 was related to non-employees.

As of March 31, 2019, the unamortized stock option expense was $871,485 with $409,055 being related to employees and $462,430 being related to non-employees. As of March 31, 2019, the weighted average period for the unamortized stock compensation to be recognized is 3.18 years.

On February 25, 2019, the Company granted 101,567 options with an exercise price of $1.00 and a ten year term. 59,900 of these options vest immediately and 41,667 vest bi-weekly over two months. These options have a Black-Scholes value of $199,807.

Warrants:

In connection with the Merger, all of the issued and outstanding warrants to purchase shares of Prior Protagenic common stock, converted, on a 1 for 1 basis, into new warrants (the “New Warrants”) to purchase shares of our Series B Preferred Stock.

Simultaneous with the Merger and the Private Offering, New Warrants to purchase 3,403,367 shares of Series B Preferred Stock at an average exercise price of approximately $1.05 per share were issued to holders of Prior Protagenic warrants; additionally, the holder of $665,000 of our debt and $35,000 of accrued interest exchanged such debt for five-year warrants to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share. Placement Agent Warrants to purchase 127,346 shares of Series B Preferred Stock at an exercise price of $1.25 per share were issued in connection with the Private offering. These warrants to purchase 423,291 shares of Series B Preferred Stock have been recorded as derivative liabilities. All of these warrants automatically converted into warrants to purchase our common stock upon the effectiveness of our reverse stock split in July 2016. See Note 5.

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Warrants

Outstanding December 31, 2017	3,826,658	$1.05	4.69
Granted	-	-	-
Outstanding December 31, 2018	3,826,658	$1.05	3.69
Granted	-	-	-
Outstanding March 31, 2019	3,826,658	$1.05	3.44

As of March 31, 2019, the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $3,633,335.

NOTE 8 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto, a stockholder of the Company (the “University”) entered into an agreement effective December 14, 2004 (the “Research Agreement”) for the performance of a research project titled “Evidence for existence of TCAP receptors in neurons” (the “Project”). The Research Agreement expired on March 31, 2013.

The Company and the University entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism” (the “New Project”). The New Project is to perform research related to work done by Dr. David A. Lovejoy, a professor at the University and stockholder of the Company, in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, Dr. Lovejoy entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2016. In February 2017, the New Research Agreement was extended to December 31, 2016 which allows for further development of the technologies and use of their applications. Upon expiration of the agreement, payments to the University and research support from the University will suspend until an agreement can be made. This agreement was extended to December 31, 2023.

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ends on April 1, 2022. As of March 31, 2019, Dr. Lovejoy has been granted 533,299 stock options, of which 478,384 are fully vested. These have an exercise price of $1.00, $1.25 or 1.75 and are exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027 or on October 16, 2027.

The sponsorship research and development expenses pertaining to the Research Agreements were $48,734 and $0 for the three months ended March 31, 2019 and 2018, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three months ended March 31, 2019 and 2018 and therefore was not subject to paying any royalties.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. As a result, you should not place undue reliance on any forward-looking statements. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the three months ended March 31, 2019, we incurred a loss from operations of $654,015 as compared to $606,684 for the three months ended March 31, 2018. The decrease in the loss is due to a decrease in research and development expense of $55,003 from $190,414 for the three months ended March 31, 2018 to $135,411 for the three months ended March 31, 2019, and an increase in general and administrative expenses of $102,334 from $416,270 for the three months ended March 31, 2018 to $518,604 for the three months ended March 31, 2019 due to an increase in stock compensation expense.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. These expenses could also include business combinations, capital expenditures, and new drug development working capital requirements. As of March 31, 2019, we had cash of $419,334 and working capital deficit of $362,360. The Company currently has a derivative liability on the books in the amount of $626,677 and we don’t expect to settle this liability in cash. Removing the derivative liability from the working capital calculation would increase our working capital to $264,317. We anticipate further losses from the development of our business. Based on its current forecast and budget, management believes that the Company’s cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2019. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the fourth quarter of 2019.

Operating activities used $196,015 and $259,009 in cash for the three months ended March 31, 2019 and 2018, respectively. The use of cash in operating activities during the three months ended March 31, 2019, primarily comprised of $599,232 net loss, $451,141 in stock compensation expense, $49,402 of change in the fair value of the derivative liability since December 31, 2018, an decrease in prepaid expenses of $38,492, $4,435 from a gain on the sale of marketable securities, and a $32,664 decrease of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $250,000 and $205,332 in cash for the three months ended March 31, 2019 and 2018, respectively. The cash provided by investing activities consisted of $250,000 from the sale of marketable securities. The cash used in investing activities during the three months ended March 31, 2018 consisted of the sale of marketable securities of $1,635,000 and the purchase of marketable securities of $1,429,668.

We did not have any financing activities for the three months ended March 31, 2019 and 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2019. Based on this evaluation, we have identified a material weakness in our internal control over financial reporting. Due to this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

This material weaknesses could result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

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

Date: May 15, 2019	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

