Form 10-Q/A
period 2019-03-31
Protagenic Therapeutics, Inc.\new
filed 2019-05-16
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 of Protagenic Therapeutics, Inc. (the Company”) filed with the Securities and Exchange Commission on May 15, 2019 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q/A. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

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

3

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2019	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

4