Form 10-K/A
period 2018-12-31
Protagenic Therapeutics, Inc.\new
filed 2019-07-03
CIK 1022899

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), which the Registrant filed with the Securities and Exchange Commission on March 29, 2019. This amendment is being filed solely to provide Exhibit 23.1 to the Form 10-K, which was inadvertently omitted from the Form 10-K as filed.

This Amendment does not affect any other parts of or exhibits to the Form 10-K, and those unaffected parts or exhibits are not included in this Amendment. Except as described above and the filing of the currently dated Section 302 certifications, no other portion of the Form 10-K for the fiscal year ended December 31, 2018 is amended hereby and the Form 10-K continues to speak as of the date of the original filing of the Form 10-K. No modification or update is otherwise being made to any other disclosure or exhibits to such Form 10-K. Accordingly, this Amendment should be read in conjunction with such Form 10-K and the Registrant’s filings made with the Securities and Exchange Commission subsequent to the date of such Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Index to Financial Statements and Exhibits

Exhibit No.	Description

23.1	Consent of Malone Bailey LLP*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)*.

32	Section 1350 Certifications †

*	Filed herewith
†	Furnished herewith

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGENIC THERAPEUTICS, INC.

Date:	July 3, 2019	By:	/s/ Garo H. Armen
Garo H. Armen
Chairman (Principal Executive Officer and Duly Authorized Officer)

3