Form 10-Q
period 2019-06-30
Protagenic Therapeutics, Inc.\new
filed 2019-08-14
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

[  ] Yes [X] No

As of August 14, 2019, there were 10,261,419 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$339,544	$362,486
Marketable securities	-	250,388
Prepaid expenses	9,761	83,399

TOTAL CURRENT ASSETS	349,305	696,273

EQUIPMENT - NET	463	611

TOTAL ASSETS	$349,768	$696,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	329,064	231,688
Derivative liability	400,179	676,079

TOTAL CURRENT LIABILITIES	729,243	907,767

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 872,766 shares issued and outstanding at June 30, 2019, and December 31, 2018	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,261,419 shares issued and outstanding at June 30, 2019, and December 31, 2018	1,026	1,026
Additional paid-in-capital	14,069,621	13,357,920
Accumulated deficit	(14,277,028)	(13,399,290)
Accumulated other comprehensive loss	(173,095)	(170,540)

TOTAL STOCKHOLDERS’ DEFICIT	(379,475)	(210,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$349,768	$696,884

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	125,264	333,862	260,675	524,276
General and administrative	380,000	351,263	898,604	767,533

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	505,264	685,125	1,159,279	1,291,809

LOSS FROM OPERATIONS	(505,264)	(685,125)	(1,159,279)	(1,291,809)

OTHER (EXPENSE) INCOME

Interest income	260	69	1,206	1,650
Realized gain on marketable securities	-	1,568	4,435	1,568
Change in fair value of derivative liability	226,498	12,062	275,900	18,222

TOTAL OTHER INCOME (EXPENSES)	226,758	13,699	281,541	21,440

LOSS BEFORE TAX	(278,506)	(671,426)	(877,738)	(1,270,369)

INCOME TAX EXPENSE			-	-

NET LOSS	$(278,506)	$(671,426)	$(877,738)	$(1,270,369)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized gain on marketable securities	-	3,541	-	3,466
Foreign exchange translation gain (loss)	291	503	(7,378)	(324)

TOTAL COMPREHENSIVE LOSS	$(278,215)	$(667,382)	$(885,116)	$(1,267,227)

Net loss per share - Basic and Diluted	$(0.03)	$(0.07)	$(0.09)	$(0.12)

Weighted average common shares - Basic and Diluted	10,261,419	10,261,419	10,261,419	10,261,419

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2018 and the Six Months Ended June 30, 2019

(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

For the six months ended June 30, 2018

BALANCE -December 31, 2017	872,766	$1	10,261,419	$1,026	$12,227,849	$(10,841,759)	$(167,805)	$1,219,312

Unrealized loss on marketable securities							(75)	(75)
Foreign currency translation loss							(827)	(827)
Stock compensation - stock options					344,647			344,647

Net loss						(598,159)		(598,159)

BALANCE -March 31, 2018	872,766	$1	10,261,419	$1,026	$12,572,496	$(11,439,918)	$(168,707)	$964,898

Unrealized gain on marketable securities							3,541	3,541
Foreign currency translation gain							503	503
Stock compensation - stock options					263,148			263,148

Net loss						(672,210)		(672,210)

BALANCE -June 30, 2018	872,766	$1	10,261,419	$1,026	$12,835,644	$(12,112,128)	$(164,663)	$559,880

For the six months ended June 30, 2018

BALANCE - December 31, 2018	872,766	$1	10,261,419	$1,026	$13,357,920	$(13,399,290)	$(170,540)	$(210,883)

Unrealized gain on marketable securities							4,823	4,823
Foreign currency translation loss							(7,669)	(7,669)
Stock compensation - stock options					451,141			451,141

Net loss						(599,232)		(599,232)

BALANCE -March 31, 2019	872,766	$1	10,261,419	$1,026	$13,809,061	$(13,998,522)	$(173,386)	$(361,820)

Foreign currency translation gain							291	291
Stock compensation - stock options					260,560			260,560

Net loss						(278,506)		(278,506)

BALANCE -June 30, 2019	872,766	$1	10,261,419	$1,026	$14,069,621	$(14,277,028)	$(173,095)	$(379,475)

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(877,738)	$(1,270,369)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	169	176
Stock based compensation	711,701	607,795
Change in fair value of the derivative liability	(275,900)	(18,222)
Gain on sale of marketable securities	(4,435)	(1,568)
Changes in operating assets and liabilities
Prepaid expenses	73,638	88,500
Accounts payable and accrued expenses	95,759	(10,076)

NET CASH USED IN OPERATING ACTIVITIES	(276,806)	(603,764)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Sale of marketable securities	250,000	2,220,000
Purchase of marketable securities	-	(1,777,355)

NET CASH PROVIDED BY INVESTING ACTIVITIES	250,000	442,645

Effect of exchange rate on cash and cash equivalents	3,864	(2,555)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,942)	(163,674)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	362,486	399,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$339,544	$236,013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH TRANSACTIONS
Unrealized (gain) loss on marketable securities	$4,823	$(4,893)

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

NOTE 2 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $877,738 and $1,270,369 for the six months ended June 30, 2019 and 2018, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $14,277,028 as of June 30, 2019. The Company anticipates further losses in the development of its business. The Company had a net working capital deficit of $379,938 as of June 30, 2019 as a result of the continuing operations of the Company. Based on its current forecast and budget, management believes that its cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2019. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the fourth quarter of 2019.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at June 30, 2019, a net loss, and net cash used in operating activities for the six months ended June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2019 and 2018. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2018, which contains the audited financial statements and notes thereto, for the years ended December 31, 2018 and 2017 included within the Company’s Form 10-K filed with the SEC on March 29, 2019. The interim results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. While the Company’s marketable securities are cash equivalents it is the Company’s policy to present them separately on the balance sheet. As of June 30, 2019, and December 31, 2018, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was not material for the six months ended June 30, 2019 and 2018.

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

During the six months ended June 30, 2019 the Company purchased $0 and sold $250,000 in marketable securities with a realized gain of $4,435 and an unrealized gain of $0. As of June 30, 2019 and December 31, 2018, the Company owned marketable securities with a total value of $0 and $250,388, respectively.

As of June 30, 2019, the Company held no marketable securities.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of June 30, 2019.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	—	—	—	—	—
Derivative warrants liabilities	$(400,179)	$—	$—	$(400,179)	$(400,179)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2018.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	250,388	250,388	—	—	250,388
Derivative warrants liabilities	$(676,079)	$—	$—	$(676,079)	$(676,079)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2019 and the year ended December 31, 2018:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2017	$425,838
Change in fair value of derivative warrants liabilities	250,241
Balance, December 31, 2018	676,079
Change in fair value of derivative warrants liabilities	(275,900)
Balance, June 30, 2019	$400,179

The fair value of the derivative feature of the 127,346 and 295,945 warrants issued to the placement agent of the Company’s 2016 private offering and to a holder of its debt for debt cancellation in connection with the Merger, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following assumptions:

	December 31, 2018	June 30, 2019
Exercise price	1.25	1.25
Risk free interest rate	2.46%	1.75%
Dividend yield	0.00%	0.00%
Expected volatility	152%	128%
Contractual term	2.15 Years	1.65 Years

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

During the six months ended June 30, 2019 and 2018, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $275,900 and a gain of $18,222 relating to the change in fair value, respectively.

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

	Potentially Outstanding Dilutive Common Shares
	For the Six Months Ended June 30, 2019	For the Year Ended December 31, 2018

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	872,766

Stock Options	3,972,866	3,846,299

Warrants	3,826,658	3,826,658

Total potentially outstanding dilutive common shares	8,672,290	8,545,723

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30, 2019	December 31, 2018

Accounting	$48,161	$52,365
Research and development	211,381	137,114
Legal	12,500	32,161
Other	57,022	10,048

	$329,064	$231,688

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

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On each of January 1, 2017 and January 1, 2019, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares, or a total of 1,128,756 shares. As a result of this increase, as of June 31, 2019, the aggregate number of shares of common stock available for awards under the 2016 Plan was 3,739,867 shares. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 3,972,866 options outstanding as of June 30, 2019. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.00 - $1.75
Expected dividend yield	0%
Risk free interest rate	2.09% - 2.70%
Expected life in years	10
Expected volatility	137% - 140%

There were 3,846,299 options outstanding as of December 31, 2018. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.25 - $1.75
Expected dividend yield	0%
Risk free interest rate	2.73% - 2.85%
Expected life in years	3.75-9.40
Expected volatility	139% - 146%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Stock Options

Outstanding December 31, 2017	3,566,299	$1.33	8.05
Granted	280,000	$1.75	9.15
Expired	-
Outstanding December 31, 2018	3,846,299	$1.36	7.20
Granted	126,567	$1.15	9.70
Expired	-
Outstanding June 30, 2019	3,972,866	$1.36	6.80

A summary of the status of the Company’s nonvested option as of June 30, 2019, and changes during the six months ended June 30, 2019, is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at December 31, 2017	1,492,861	$1.54
Granted	280,000	$1.75
Vested	(972,651)	$1.29
Forfeited	-	-
Nonvested at December 31, 2018	800,210	$1.63
Granted	126,567	$1.15
Vested	(465,331)	$1.39
Forfeited	-	-
Nonvested at June 30, 2019	574,226	$1.43

As of June 30, 2019, the Company had 3,972,866 shares issuable under options outstanding at a weighted average exercise price of $1.36 and an intrinsic value of $5,403,441.

The total number of options granted during the six months ended June 30, 2019 and 2018 was 126,567 and 280,000, respectively. The exercise price for these options was $1.00 per share or $1.25 per share.

The Company recognized compensation expense related to options issued of $260,560 and $263,148 during the three months ended June 30, 2019 and 2018, respectively, which is included in general and administrative expenses and research and development expenses. For the three months ended June 30, 2019, $115,172 of the stock compensation was related to employees and $145,388 was related to non-employees.

The Company recognized compensation expense related to options issued of $711,701 and $607,795 during the six months ended June 30, 2019 and 2018, respectively, which is included in general and administrative expenses and research and development expenses. For the six months ended June 30, 2019, $450,734 of the stock compensation was related to employees and $260,967 was related to non-employees.

As of June 30, 2019, the unamortized stock option expense was $668,190 with $311,848 being related to employees and $356,342 being related to non-employees. As of June 30, 2019, the weighted average period for the unamortized stock compensation to be recognized is 3.12 years.

On February 25, 2019, the Company granted 101,567 options with an exercise price of $1.00 and a ten year term. 59,900 of these options vest immediately and 41,667 vest bi-weekly over two months. These options have a Black-Scholes value of $199,807.

On June 17, 2019, the Company granted 25,000 options with an exercise price of $1.75 and a ten year term. These options vest immediately and have a Black-Scholes value of $36,374.

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

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Warrants

Outstanding December 31, 2017	3,826,658	$1.05	4.69
Granted	-	-	-
Outstanding December 31, 2018	3,826,658	$1.05	3.69
Granted	-	-	-
Outstanding June 30, 2019	3,826,658	$1.05	3.19

As of June 30, 2019, the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $3,633,335.

NOTE 8 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto, a stockholder of the Company (the “University”) entered into an agreement effective December 14, 2004 (the “Research Agreement”) for the performance of a research project titled “Evidence for existence of TCAP receptors in neurons” (the “Project”). The Research Agreement expired on March 31, 2013.

The Company and the University entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism” (the “New Project”). The New Project is to perform research related to work done by Dr. David A. Lovejoy, a professor at the University and stockholder of the Company, in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, Dr. Lovejoy entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2016. In February 2017, the New Research Agreement was extended to December 31, 2016. The extension allowed for further development of the technologies and use of their applications. This New Research Agreement has been further extended to December 31, 2023.

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ends on April 1, 2022. As of June 30, 2019, Dr. David Lovejoy of the University has been granted 533,299 stock options, of which 478,384 are fully vested. These have an exercise price of $1.00, $1.25 or 1.75 and are exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027 or on October 16, 2027.

The sponsorship research and development expenses pertaining to the Research Agreements were $48,580 and $0 for the six months ended June 30, 2019 and 2018, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the six months ended June 30, 2019 and 2018 and therefore was not subject to paying any royalties.

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

During the three months ended June 30, 2019, we incurred a loss from operations of $505,264 as compared to $685,125 for the three months ended June 30, 2018. The decrease in the loss is due to a decrease in research and development expense of $208,598 from $333,862 for the three months ended June 30, 2018 to $125,264 for the three months ended June 30, 2019, and an increase in general and administrative expenses of $28,737 from $351,263 for the three months ended June 30, 2018 to $380,000 for the three months ended June 30, 2019 due to an increase in stock compensation expense.

During the six months ended June 30, 2019, we incurred a loss from operations of $1,159,279 as compared to $1,291,809 for the six months ended June 30, 2018. The decrease in the loss is due to a decrease in research and development expense of $263,601 from $524,276 for the six months ended June 30, 2018 to $260,675 for the six months ended June 30, 2019, and an increase in general and administrative expenses of $131,071 from $767,533 for the six months ended June 30, 2018 to $898,604 for the six months ended June 30, 2019 due to an increase in stock compensation expense.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations and peptide synthesizer companies. These expenses could also include business combinations, capital expenditures, and new drug development working capital requirements. As of June 30, 2019, we had cash of $339,544 and working capital deficit of $379,938. The Company currently has a derivative liability on the books in the amount of $400,179 and we don’t expect to settle this liability in cash. Removing the derivative liability from the working capital calculation would increase our working capital to $20,241. We anticipate further losses from the development of our business. Based on its current forecast and budget, management believes that the Company’s cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2019. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the fourth quarter of 2019.

Operating activities used $276,806 and $603,764 in cash for the six months ended June 30, 2019 and 2018, respectively. The use of cash in operating activities during the six months ended June 30, 2019, primarily comprised of $877,738 net loss, $711,701 in stock compensation expense, $275,900 of change in the fair value of the derivative liability since December 31, 2018, an decrease in prepaid expenses of $73,638, $4,435 from a gain on the sale of marketable securities, and a $95,759 increase of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $250,000 and $442,645 in cash for the six months ended June 30, 2019 and 2018, respectively. The cash provided by investing activities consisted of $250,000 from the sale of marketable securities. The cash used in investing activities during the six months ended June 30, 2018 consisted of the sale of marketable securities of $2,220,000 and the purchase of marketable securities of $1,777,355.

We did not have any financing activities for the six months ended June 30, 2019 and 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2019. Based on this evaluation, we have identified a material weakness in our internal control over financial reporting. Due to this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Since we remain a small company, with limited segregation of duties, the third party has identified certain areas where we can layer in added controls and procedures. Management intends to implement such controls and procedures in the future.

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

Date: August 14, 2019	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

