Form 10-K
period 2019-12-31
Protagenic Therapeutics, Inc.\new
filed 2020-04-29
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2019

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2019, based on a closing price as reported on the OTCQB of $1.50 was approximately $15,392,129.

As of April 27, 2020, there were 10,261,419 shares of the registrant’s common stock, par value $0.0001, issued and outstanding, and 872,766 shares of the registrant’s Series B Preferred Stock, par value $0.000001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTAGENIC THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

Our current business model is designed around the further development of our applications, and to obtain the required regulatory approvals to allow for the commercialization of our neuropeptide-based applications and products (see “Governmental Regulation” below). If approval is obtained, we expect to begin our sales efforts and anticipate generating revenue through both licensing and direct sales of our products. We believe that we can establish and subsequently strengthen our market position in the following ways: (i) working to obtain U.S. Food and Drug Administration (“FDA”) approval of current and future neuropeptide applications; (ii) investigating foreign markets for the use of our current and future products; (iii) securing relationships with strong partners in our field; (iv) entering into license agreements, strategic partnerships and joint ventures for our various applications; and (v) continuing our current research to improve our processes, reduce costs and develop new and innovative applications.

We intend to advance our lead drug candidate, PT00114, through Investigational New Drug (IND)-enabling studies, and enter PT00114 into clinical proof-of-concept studies in Treatment-Resistant Depression (TRD) and/or Post-Traumatic Stress Disorder (PTSD) (preclinical trials started in 2019).

Corporate History

We are currently a Delaware corporation with one subsidiary - Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”), a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

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

The Reverse Business Combination (Merger) Transaction

On February 12, 2016, which we refer to as the Merger Closing Date, we (as Atrinsic, Inc.), Protagenic Therapeutics, Inc. and Protagenic Acquisition Corp., Atrinsic, Inc.’s wholly-owned subsidiary, entered into a merger agreement and completed the merger contemplated by the merger agreement. Pursuant to the merger agreement, on the Merger Closing Date, Protagenic Acquisition Corp. merged with and into Protagenic Therapeutics, Inc., with Protagenic Therapeutics, Inc. remaining as the surviving entity and wholly-owned subsidiary of Atrinsic, Inc. (the “Merger”)

Simultaneously with the Merger, on the Merger Closing Date, all of the issued and outstanding shares of Protagenic common stock converted on a 1-for-1 basis into shares of the Company’s Series B Preferred Stock, par value $0.000001 per share (“Series B Preferred Stock”). Also on the Merger Closing Date, all of the issued and outstanding options to purchase shares of Protagenic common stock, and all of the issued and outstanding warrants to purchase shares of Protagenic common stock, converted on a 1-for-1 basis into options (the “New Options”) and new warrants (the “New Warrants”) respectively, to purchase shares of our Series B Preferred Stock. The New Options are administered under Protagenic’s 2006 Employee, Director and Consultant Stock Plan (the “2006 Plan”), which the Company assumed and adopted on the Merger Closing Date in connection with the Merger.

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

We paid Katalyst Securities LLC, our placement agent (the “Placement Agent”) and its selected dealers for the Private Offering a commission of 10% of the funds raised in the Private Offering from investors introduced by the Placement Agent and its selected dealers. In addition, the Placement Agent received $15,000 to reimburse it for its expenses in the Private Offering, and the Placement Agent and its selected dealers were issued warrants (the “Placement Agent Warrants”) to purchase 127,346 shares of Series B Preferred Stock. The Placement Agent Warrants, which contain a “cashless exercise” provision, are exercisable for a period of five years from the initial closing of the Private Offering at a price of $1.25 per share.

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

Split-Off Agreements

At the closing of the Merger, we had a 51% membership interest in MomSpot LLC, and the remaining 49% was held by B.E. Global LLC. Barry Eisenberg was the sole owner of B.E. Global LLC and was the Chief Executive Officer of MomSpot LLC. Immediately after the closing of the Merger, we split off our 51% membership interests in MomSpot LLC. The split-off was accomplished through the transfer of all of our entire interest in MomSpot LLC to B.E. Global LLC.

Immediately after the closing of the Merger, we split off all of our equity interests in 29 wholly-owned subsidiaries. The split-off was accomplished through the sale of all of our equity interests in these wholly-owned subsidiaries to Quintel Holdings, Inc.

Reverse Stock Split

Our stockholders voted at a special meeting held on June 17, 2016 in favor of, and we effectuated, a 1-for-15,463.7183 reverse stock split of our common stock (the “Reverse Split”). As a result of the Reverse Split, 400,000,000 shares of common stock were split into 25,867 shares of common stock. Additionally, as a result of the Reverse Split and in accordance with our certificate of designations for our Series B Preferred Stock, our Series B Preferred Stock immediately and automatically converted into our common stock on a 1-for-1 basis other than any Series B Preferred Stock (i) to the extent (but only to the extent) a Series B Preferred Stock holder would beneficially own greater than 9.99% of our common stock (the “Springing Blocker”) and (ii) such holder has notified the Company in writing that it wants the Springing Blocker to apply to such holder. As a result, all share amounts have been adjusted retroactively. On July 27, 2016, 10,146,000 of the Company’s 11,018,766 issued and outstanding shares of Series B Preferred Stock were eligible to immediately convert into 10,146,000 shares of the Company’s common stock with 872,766 shares of Series B Preferred Stock remaining as a result of one holder exercising the Springing Blocker. As of December 31, 2017, 10,146,000 shares of the Series B Preferred Stock were converted into 10,146,000 shares of common stock on the records of the Company. As of December 31, 2019 and 2018, 872,766 shares of Series B Preferred Stock remained outstanding.

Any Series B Preferred Stock not converted as a result of this provision would automatically convert into common stock as soon as such conversion would not violate the Springing Blocker. Our Series B Preferred Stock will cease to be designated as a separate series of our preferred stock when all of such shares have converted into shares of our common stock.

The Subsidiary Merger

On June 17, 2016, we merged our wholly-owned subsidiary, Protagenic Therapeutics, Inc., with and into the Company and we changed our name from Atrinsic, Inc. to Protagenic Therapeutics, Inc. We are the parent company of PTI Canada.

Mood and Anxiety Disorders

An estimated 340 million people worldwide and 40-60 million people in the United States alone suffer from mental disorders including Major Depressive Disorder, or MDD, which includes treatment-resistent depression or TRD, post-traumatic stress disorder, or PTSD, Bipolar Disorder and various Anxiety Disorders. The global sales of anxiolytic and antidepressant drugs are expected to reach $ 18.3 billion by 2025 according to Grand View Research, Inc. (Jan 23, 2017 Grand View press release). Yet, up to one-half of mood disorder patients are unresponsive to current treatments. Efficacy of therapy is challenged by non-compliance during the weeks to months required to achieve therapeutic benefit in combination with daily dosing requirements. Major targets in this space include TRD and PTSD, which are both highly resistant to available therapies.

Approximately 37% of those suffering from an MDD that does not respond to the current antidepressant medications constitute a separate group of people suffering from TRD. Despite a large patient population and current treatments that leave much room for improvement, the developmental pipelines are sparse and few novel candidates are in development. The serendipitous discoveries of current drug classes and lack of efficacy have led to shrinkage or extinction of many pharma or small biotech neuroscience research programs. It is in this TRD market that we intend to focus our PT00114 development efforts.

TRD is the type of MDD that does not respond to standard courses of antidepressant medication. Stress plays a significant role in this illness that affects as many as half of the people diagnosed with depression. Patients suffering with TRD are at greater risk of hospitalization for their psychiatric illness and are more likely to abuse drugs and alcohol. These patients have a lower long-term quality of life and are at increased risk of attempting suicide. As a last resort, this disease is currently managed by invasive treatment, primarily electroconvulsive therapy (ECT). However, the ECT treatment’s side effects and high cost prevent millions of people from taking advantage of it.

According to an article titled “Global prevalence of anxiety disorders: a systemic review and meta-regression,” written by AJ Baxter et al. (published in Psychological Medicine in 2013), PTSD affects an estimated 7.7 million adults (3.5%) in the US, with a disproportionately high prevalence in war veterans. Therapeutic approaches include cognitive therapy in combination with antidepressants, such as selective serotonin reuptake inhibitors (SSRIs). In addition to the vulnerabilities noted above for antidepressant-related treatments, PTSD patients often present with co-morbidities such as addictions or dependencies, which make therapeutic case management difficult.

Protagenic Research

PT00114 is the first known example of a new class of brain-targeted therapies based on a newly-described and highly conserved family of neuropeptides that regulate stress-induced mood and addictive behaviors. PT00114 is believed to act via a novel mechanism of action and is therefore expected to provide an extremely attractive therapeutic and commercial profile, especially for those patients who are not fully responsive to or compliant with current interventions. Based on preclinical data, we believe that PT00114 is well differentiated from other drug candidates on the basis of having:

●	dual activity on stress- and addiction-related pathways (as present in TRD and PTSD);
●	blood-brain barrier permeability; rapid onset of action and long duration of therapeutic effects;
●	restoration of normalcy in stress, anxiety and addiction disorders;
●	no adverse effects with little to no accumulation;
●	good safety and tolerability profiles;
●	convenient dosing route and schedule;
●	high potency/low dose; and
●	ease of chemical synthesis.

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

Business Plan / Proposed Next Steps

The Company’s business plan calls for the following processes during 2020:

Preclinical Efficacy Data

Historically, much of the preclinical efficacy data regarding specific therapeutic benefits of PT00114 had been generated in the lab of our Chief Technology Advisor, Dr. David Lovejoy at the University of Toronto. The Company recognizes that to fully validate its business proposal and persuade potential corporate partners of target-disease efficacy, additional preclinical efficacy data from unaffiliated research organizations would be valuable. Hence, the Company has engaged two contract research organizations (CROs) to conduct preclinical tests of PT00114 for anxiety and depression, as well as alleviation of drug addictive behavior.

Process Development and Manufacturing

In parallel with the Company’s external CRO research studies, the Company is pursuing good manufacturing practices (cGMP) synthesis of PT00114. The Company obtained enough TCAP in July 2017 to supply its Phase I human clinical trials anticipated to begin in the second half of 2020. The Company intends to secure at least two supplier relationships for sourcing synthesized human PT00114.

Preclinical Safety & Toxicology

A key part of the Company’s preclinical studies for Investigational New Drug, or IND, readiness is the toxicology testing of PT00114 in two animal species. Because these toxicology tests will be carried out with a drug concentration that is a multiple of the intended concentration in the eventual marketable drug, the results are expected to be an important component of the Company’s IND application. These tests commenced in 2019, and the Company expects additional results in the first half of 2020.

Pursue Strategic Partnership

The Company believes it would be to its advantage to secure a collaboration with a pharma/biopharma company with a presence in neurological and psychiatric diseases and/or addiction. Therefore, it plans to continue to provide updates to large pharmaceutical companies that could potentially be partners, particularly with the use of preclinical efficacy data generated with the help of CROs.

Compile and File IND

Our most important corporate goal is deploying the working capital we raised in 2019 and which we hope to raise in the future toward the compilation and submission of an investigational new drug (IND) application to the FDA. This is a prerequisite to begin Phase I human testing of PT00114 for any indication. The preclinical efficacy data has been generated at four external CROs. Toxicology tests are in-process. These are the components of this key regulatory submission anticipated in the third quarter of 2020.

Initiate Phase I Clinical Studies

Once the Company’s IND application has been filed, the next major milestone is anticipated to be an approval by the Company’s FDA review team that the Phase I trial protocol proposed in the IND application is acceptable to begin. The Company believes that this may be achieved in the second half of 2020.

Technology License Agreement

On July 31, 2005, the Company had entered into a Technology License Agreement (“License Agreement”) with the University of Toronto (the “University” or “UT”) pursuant to which the University agreed to license to the Company patent rights and other intellectual property, among other things (the “Technologies”). The Technology License Agreement was amended on February 18, 2015 and April 10, 2018 and has an expiration date of December 31, 2023.

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the year ended December 31, 2019 and 2018 and therefore was not subject to paying any royalties.

In the event the Company fails to provide the University with semi-annual reports on the progress or fails to continue to make reasonable commercial efforts towards obtaining regulatory approval for products based on the Technologies, the University may convert our exclusive license into a non-exclusive arrangement. Interest on any amounts owed under the License Agreement will be at 3% per annum. All intellectual property rights resulting from the Technologies or improvements thereon will remain the property of the other inventors and/or Dr. David Lovejoy at the University, and/or the University, as the case may be. The Company has agreed to pay all out-of-pocket filing, prosecution and maintenance expenses in connection with any patents relating to the Technologies. In the case of infringement upon any patents relating to the Technologies, the Company may elect, at its own expense, to bring a cause of action asserting such infringement. In such a case, after deducting any legal expenses the Company may incur, any settlement proceeds will be subject to the 2.5% royalty payment owed to the University under the License Agreement.

The patent applications were made in the name of the Dr. Lovejoy and other inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with the University. The Company maintains exclusive licensing agreements and it currently controls the five intellectual patent properties.

Sales and Marketing

We currently have no sales, marketing or distribution capabilities. In order to commercially market PT00114 and any product candidates we develop in the future, we would either need to develop an internal sales team and marketing department or collaborate with third parties who have sales and marketing capabilities.

Manufacturing

We currently do not own any manufacturing facilities, nor have we entered into any agreements with contract manufacturer for the production of PT00114. Currently, we synthesize all of the PT00114 that we use in our development activities.

Competition

The pharmaceutical and biotechnology industries are highly competitive and characterized by rapidly evolving technology and intense research and development efforts. We expect to compete with companies, including major international pharmaceutical companies and other institutions, that have substantially greater financial, research and development, marketing and sales capabilities and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and marketing and selling biopharmaceutical products. We will face competition based on, among other things, product efficacy and safety, the timing and scope of regulatory approvals, product ease of use and price.

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

Opioid receptor modulators

Opioid receptor modulators have the potential to be non-addictive therapeutic drugs for TRD. Competitors include ALKS 5461 (from Alkermes), which is a fixed combination of buprenorphine and samidorphan being developed as a therapy for TRD. Buprenorphine is a mu opioid receptor partial agonist as well as an antagonist of the kappa-opioid receptor (KOR), while samidorphan is an antagonist of mu opioid receptors that essentially works to block the buprenorphine from binding to the mu-receptor. The combination of these mechanisms may result in attenuation of the mu agonist effects of buprenorphine, potentially making this a non-addictive therapy. ALKS 5461 is in Phase III clinical trials as a once-daily therapy administered as a sublingual tablet. It is well tolerated and treatment effects were evident after one week of dosing. We believe that our competitive advantage is that PT00114 targets a different receptor system and, therefore, it is not likely to have a clinical overlap with opioid receptor modulators.

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

Ketamine-like TRD drugs

Drugs that act in a mechanism similar to Ketamine, such as Esketamine nasal spray (from Johnson and Johnson) is the S(+) enantiomer of the drug ketamine acts primarily as a non-competitive NMDA receptor antagonist, but is also a dopamine reuptake inhibitor. This class of candidates has generated excitement but uncertainty due to it use history. It may be a compounding factor in market acceptance. We believe that our competitive advantage is that the toxicity profile is likely to be less favorable when compared with PT00114.

NMDA receptor modulators

The N-methyl-D-aspartate (or “NMDA”) receptor is a molecule that appears on the surface of neurons. When “activated” by a drug that binds with it, the NMDA receptor is a potential natural way to counteract TRD. A drug called GLYX 13, an amidated tetrapeptide (with the amino acid sequence Thr-Pro-Pro-Thr-NH2), is a glycine-site functional partial agonist of the NMDA receptor discovered at Northwestern University, now being developed by Naurex/Allergan, in Phase III U.S. clinical trials. It will be administered by intravenous injection and has a rapid onset. Phase II results have shown that GLYX 13 treatment reduces depression scores in patients with TRD, with no psychotomimetic side effects common to other NMDA receptor modulators. The major peptide candidate in this group, GLYX13, shows a better tolerance profile and even IV dosing once weekly is not a deterrent enough in the clinic so PT00114 peptide with possible subcutaneous delivery would be a much more preferable clinical option. The development of the tetrapeptide and entry into the trials demonstrated room and willingness to accept peptide based therapies in TRD. More candidates are expected to come from this therapeutic class that may present a competitive challenge for PT00114.

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

PT00114’s Competitive Advantages/Disadvantages

We believe PT00114 will be able to compete against each of these drugs based on its core advantages:

●	PT00114, once in a patient, had a rapid onset of action (efficacy in animal anxiety and depression models) compared with other TRD drugs which may take longer to take effect.

●	PT00114’s effects are long lasting and potent (single 1-10 nmole/kg dose lasts up to one week for glucose/insulin blood-based biomarkers).

●	PT00114 is rapidly cleared from the patient’s bloodstream (its “half life” is 5-10min if given intravenously (IV), 20-30 minutes if given subcutaneously (SC).

●	PT00114 naturally crosses the blood brain barrier, while certain other TRD drugs do not naturally do that and therefore must be given at higher doses so that any of them make it into the patient’s brain.

●	PT00114 is an L-isomer, a naturally modified peptide (by way of pyroGlu, amidation) therefore liver toxicity is not anticipated – resulting in a potentially superior toxicity profile.

●	PT00114 is soluble, it can be easily formulated with clinical excipients, and it is stable when lyophilized, making it easy to package into a drug pill form.

●	PT00114 will be manufactured by standard solid phase chemistry, which is less expensive than manufacturing processes required by other TRD drugs.

●	It counteracts the stress effects associated with corticotropin releasing factor (CRF), a mechanism of action not yet known among today’s commercially-available TRD drugs.

●	It increases glucose import into brain cells, thus it is potentially effective against diabetes associated depression and anxiety disorders.

●	It increases energy metabolism likely by mitochondrial activation in brain cells.

The main competitive disadvantage that PT00114 will have relative to other antidepressant drugs is that it will have fewer marketing resources behind it, assuming that the Company does not consummate a partnership with a large pharmaceutical company during its commercial marketing phase. Beyond this marketing resources disadvantage, the Company acknowledges that PT00114 may have efficacy disadvantages that we are not yet aware of since the drug has not yet been tested in humans. Extrapolating the early results obtained in rodent studies, PT00114 appears to be more effective and with few or no side effects, but this must be treated as an unknown since no human studies have yet been performed, and a new competitive disadvantage could be discovered during the clinical trial phase.

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

As of December 31, 2019, we have five patents issued by the Governments of the United States, Canada, European Union and Australia and three patent applications pending worldwide including in the U.S. Some patent applications were made in the name of Dr. David A. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT. Other patent applications were made with various Company personnel as inventors and all rights have either been assigned or are in the process of being assigned from individuals who are legally obligated to assign rights to the Company.

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

As of December 31, 2019, we controlled the following intellectual property:

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

The Company has not commenced its FDA approval application process and does not plan to launch the FDA application process until 2022 or 2023. We cannot commence the FDA application process until we have obtained clinical human data on PT00114 in three phases of clinical trials, none of which have been initiated. Similarly, the Company will be required to obtain regulatory approval in every country or region outside the United States into which it plans to sell its drug products. We may seek approval from authorities outside the United States such as the European Union CE Mark and Japanese Ministry of Health. As of December 31, 2019, the Company has not launched the approval application process for any region in the world because of its lack of clinical human data on PT00114.

Domestic Regulation

In the United States, the FDA, under the FFDCA, the Public Health Service Act and other federal statutes and regulations, subjects pharmaceutical and biologic products to rigorous review. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products or product candidates, and we may be criminally prosecuted. The FDA also has the authority to discontinue or suspend manufacture or distribution, require a product withdrawal or recall or revoke previously granted marketing authorizations, if we fail to comply with regulatory standards or if we encounter problems following initial marketing.

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

The process required by the FDA before a new drug or biologic may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests or trials and formulation studies;

●	submission to the FDA of an IND for a new drug or biologic, which must be accepted by FDA before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug or biologic for its intended use; and

●	submission and approval of a New Drug Application, or NDA, for a drug, or a Biologic License Application, or BLA, for a biologic.

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

We have not yet begun the preparation of our IND application to begin Phase I clinical trials. We anticipate doing so in the second half of 2020. We also have not begun to prepare our application for FDA approval which we anticipate will be in 2024 or 2025. The process of collecting the clinical data needed to complete our IND application is the focus of all of our working capital and is expected to consume all of our available capital resources over the next eighteen months. The expenditures necessary to make progress along our IND program are expected to keep our operations in a cash flow negative state for the entire period from now until and after our IND application in the second half of 2024.

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

Research and Development

Our research and development efforts with respect to the formulations of PT00114 as our first potential product are exclusively conducted under premises of UT, Ontario, Canada. Much of our scientific research and discovery work is performed by Dr. David A. Lovejoy, our Chief Science Advisor and Dr. Dalia Barsyte, our Chief Technology Advisor. These activities are funded by us under our Sponsored Research agreements with UT. We intend in the future to raise capital in distinct phases, matched to relevant scientific developments. The Company has financed completion of its preclinical proof of principle studies and the solidification of its intellectual property position through private offerings of its securities. In addition, the proceeds of bridge loans from the Company’s Chairman were used to fund research, development and the general operating activities of the Company. We anticipate that we will require additional financing through IND-enabling studies, and to support entry into clinical proof-of-concept studies in Treatment-Resistant Depression (TRD) and/or Post-Traumatic Stress Disorder (PTSD). As we intend to develop new product candidates, we may be required to conduct additional scientific, preclinical and as well as clinical studies. We currently have no commitments to provide us with any such additional funding.

We incurred approximately $807,947 and $881,186 for research and development activities for the years ended December 31, 2019 and 2018, respectively.

The Company may derive credits from scientific research and experimental development tax credits and/or refunds issued by the Canada Revenue Agency for qualified expenditures. The credits are recognized when the refund is issued. The amounts received are reinvested into the Company’s scientific research, experimental development and operational works conducted in Canada.

Subsidiary

PTI Canada was incorporated in 2006 in the Province on Ontario, Canada. PTI Canada is a wholly-owned subsidiary of Protagenic. It provides operational support and assistance for the implementation of corporate and operational activities conducted in Canada. It also oversees and supports research and development activities conducted under auspices of UT. PTI Canada has three directors: Garo H. Armen (Chairman), Alexander K. Arrow and Vigen Nazarian. PTI Canada also has one part-time consultant, Robert Ziroyan. PTI Canada also benefits through tax incentive programs provided by the governments of Canada and the Province of Ontario. We derived credits from Canadian research and development tax credits for the years ended December 31, 2019 and 2018 of $23,014 and $27,130, respectively.

Employees

We currently have two part-time employees. We also engage consultants and temporary employees from time to time to provide services that relate to our research and development activities as well as for general administrative and accounting services. We believe that our current personnel are capable of meeting our operating requirements in the near term. We expect that as our business grows we may hire additional personnel to handle the increased demands on our operations, preclinical and clinical activities.

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

Item 1A. Risk Factors.

In December 2019, a novel strain of coronavirus, COVID-19, surfaced in Wuhan, China. This virus continues to spread around the world, resulting in business and social disruption. The coronavirus was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020. The operations and business results of the Company could be materially adversely affected. Employers are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely. The extent to which the coronavirus may impact business activity or results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal offices are located at 149 Fifth Avenue, Suite 500, New York, New York 10010, in a conference room of Agenus, Inc. We utilize our principal office for quarterly board meetings and our annual shareholder meeting on a month to month basis at a nominal cost. Our personnel and consultants all work remotely, the Company’s basic science laboratory work is conducted in the Lovejoy Lab at the University of Toronto, and our preclinical efficacy work is conducted at CROs. Hence, the Company does not have the need for a day-to-day physical office location other than a mailing address and conference room facility for meetings. For that reason, the Agenus conference room suits its purposes without imposing any inconveniences upon Agenus. Dr. Armen, our Executive Chairman, is also the Chairman and Chief Executive Officer of Agenus, Inc.

Item 3. Legal Proceedings.

From time to time we may be named in claims arising in the ordinary course of business. As of December 31, 2019, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

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

	High	Low

2018(1)
First Quarter (1)	$2.20	$1.76
Second Quarter (1)	$1.76	$1.76
Third Quarter (1)	$2.50	$1.25
Fourth Quarter (1)	$2.00	$1.99

2019(1)
First Quarter (1)	$2.30	$2.00
Second Quarter (1)	$2.00	$1.50
Third Quarter (1)	$1.50	$1.40
Fourth Quarter (1)	$3.80	$1.40

(1)	The high and low bid prices for this quarter were reported by the OTCQB marketplace. There was negligible trading volume during this period.

Holders

As of April 27, 2020, there are approximately 434   record holders of our common stock and three holders of our Series B Preferred Stock.

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

Recent Sales of Unregistered Securities

From November 2019 through March 2, 2020, the Company held several closings (each, a “Closing”), at which it entered into Convertible Note Purchase Agreements (“Purchase Agreement”) with accredited investors (the “Investors”). Pursuant to the Purchase Agreements, the Company issued and sold unsecured convertible promissory notes (collectively, the “Notes”) to the Investors in the aggregate principal amount of $950,000, with $250,000 being from related parties. The Company may issue additional Notes in the future, up to an aggregate of $2,500,000 principal amount of Notes (the “Note Private Offering”).

The Notes are due on November 6, 2023 (the “Maturity Date”) and accrue simple interest at an annual rate of 6% on the aggregate unconverted and outstanding principal amount, payable annually, beginning October 31, 2020. The Company will pay (a “PIK Payment”) the interest due by adding such interest (including interest at the Default Rate, as defined below, if any) to the then-outstanding principal amount of the Notes on each interest payment date and on the Maturity Date. Each PIK Payment will be preceded by written notice from the Company to the Note holder setting forth in reasonable detail the amount of such PIK Payment and the principal amount of the Note following such PIK Payment. The Notes will bear interest at the rate of 12% per year (the “Default Rate”) following a default.

Holders may convert their Notes (including accrued interest) at their option, in whole or in part, at any time prior to the Maturity Date, at a conversion price (the “Conversion Price”) of $1.25 per share of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Conversion Price is subject to adjustment for any stock dividend, stock split, combination or other similar recapitalization event. On the Maturity Date, the Company will repay the Notes (including accrued interest) in their entirety in cash or, at its option, in shares of Common Stock at the Conversion Price.

The Company may redeem for cash or Common Stock all or any portion of the Notes, at its option, on or after November 5, 2021 if the last reported sale price of its Common Stock has been at least 120% of the Conversion Price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which it provides notice of redemption. The redemption will be affected at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Any such redemption must be applied ratably among all Convertible Notes in proportion to their respective outstanding principal balances, plus accrued and unpaid interest. Other than pursuant to this redemption right, the Company may not pre-pay the Notes.

The following events, among others, constitute an event of default under the Notes: (i) failure to pay when due any obligations under the Notes; (ii) any representation or warranty of the Company under the Purchase Agreements and the other documents contemplated by the Purchase Agreement, including the Notes (collectively, the “Loan Documents”) being untrue in any material respect as of the date made; (iii) any breach by the Company of any covenant in the Loan Documents, after a cure period; (iv) a material judgment or judgments are rendered against the Company; (v) the Company makes an assignment for the benefit of creditors; or (vi) an involuntary proceeding in bankruptcy (or similar proceeding) is filed against the Company. Defaults may only be declared by the holders of a majority of the principal amount of the Notes then outstanding (a “Holder Majority”).

If stockholder approval of the issuance of the Notes is required under applicable NASDAQ or other stock exchange listing rules in order for the Company to issue shares of Common Stock upon conversion of the Notes, the Company is obligated to call one or more meetings of the stockholders for purposes of such approval.

The Notes and the shares of Common Stock underlying the Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

We paid the Placement Agent (the name of which will be disclosed on a subsequent Current Report on Form 8-K) including its sub-agents, a commission of 10% of the funds raised at the Closings from investors introduced by the Placement Agent. In addition, the Placement Agent received warrants (the “Placement Agent Warrants”) to purchase a number of shares of Common Stock equal to 10% of the shares of Common Stock issuable upon conversion of the Notes sold to the investors at the Third Closing who were introduced by the Placement Agent. As a result of the foregoing arrangement, at the Closing, the Placement Agent (including its sub-agents) was paid aggregate commissions of $67,000, and will be issued Placement Agent Warrants to purchase an aggregate of 53,600 shares of Common Stock at an exercise price of $1.25 per share.

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

During the year ended December 31, 2019, we incurred a loss from operations of $2,086,130 as compared to $2,314,217 for the year ended December 31, 2018. The decrease in the loss is due to a decrease in research and development expense of $73,239 from $881,186 for the year ended December 31, 2018 to $807,947 for the year ended December 31, 2019, and a decrease in general and administrative expenses of $154,299 from $1,432,941 for the year ended December 31, 2018 to $1,278,642 or the year ended December 31, 2019 due to an increase in stock compensation expense.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of December 31, 2019, we had cash of $798,623 and working capital deficit of $355,292. The Company currently has a derivative liability on the books in the amount of $332,222 and we don’t expect to settle this liability in cash. Removing the derivative liability from the working capital calculation would increase our working capital deficit to $23,070. We anticipate further losses in the development of our business. Based on its current forecast and budget, Management believes that its cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2020. Absent generation of sufficient revenue from the execution of the Company’s business plan, it will need to obtain debt or equity financing by the fourth quarter of 2020.

Operating activities used $487,990 and $1,071,188 in cash for the years ended December 31, 2019 and 2018, respectively. The use of cash in operating activities during the year ended December 31, 2019, primarily comprised of $1,750,911 net loss, $797,761 in stock compensation expense, ($343,857) of change in the fair value of the derivative liability since December 31, 2018, an increase in prepaid expenses of $40,044, ($4,435) from a gain on the sale of marketable securities, amortization of debt discount of $11,370, and a $662,158 increase of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $250,000 and $1,045,662 in cash for the years ended December 31, 2019 and 2018, respectively. The cash provided by investing activities consisted of $250,000 from the sale of marketable securities. The cash provided in investing activities during the year ended December 31, 2018 consisted of the sale of marketable securities of $3,790,000 and the purchase of marketable securities of $2,744,338.

Financing activities provided $670,000 and $0 in cash for the years ended December 31, 2019 and 2018, respectively. The cash provided by financing consisted of 420,000 in proceeds from convertible notes and 250,000 in proceeds from convertible notes from related parties for the year ended December 31, 2019.

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

Our anticipated timeline for reaching the significant milestones in our plan of operations and the costs associated with our plan are set forth in the table below:

	Estimated Cost
2Q 2020
Final Dosing work for Phase I	$55,000
Final Safety and Toxicology Animal studies	$421,000	*

3Q 2020
Complete Stability and Formulation	$85,000
IND application write-up and filing	$120,000

4Q 2020
Site selection, patient enrollment	$850,000	*

1H 2021
Human Safety Data generated from Phase I trial	$450,000

2H 2021
Human Efficacy Data generated from Phase II trial	$600,000

*We have already paid $172,000 toward this total.

If we are able to successfully develop our drug, PT00114, and obtain FDA approval, we could then begin marketing and selling it in the United States and generate revenue. FDA approval to begin commercial sales is the singular gating item that will allow us to begin generating sales revenue in the U.S., so it will have an enormous impact on our business plan and our financial condition. It is anticipated that the sale of our drug will allow the Company to generate enough sales revenue to support all of our operations and to generate a profit. However, given the stage of development, even if FDA Approval is obtained, we do not anticipate generating any revenue from sales prior to 2024.

Development Milestones (upcoming developmental milestones)

Upcoming development milestones include confirming efficacy of our lead drug candidate in an animal model in a CRO, conducting toxicology testing in two animal species, and filing an IND application to begin human clinical trials.

Human Resources (current state of employees and future plans towards employees

The Company has two part-time employees: Garo H. Armen, PhD, the Executive Chairman, and Alexander K. Arrow, MD, the Chief Financial Officer. The Company also has three paid consultants: Andrew Slee, PhD, Development Advisor, Dalia Barsyte, PhD, Chief Technology Advisor, David Lovejoy, PhD, Chief Scientific Advisor, and Christina Fam Faragalla, Director of Project Management.

Financing – Capital Needs

In addition to the working capital being generated via the Note Private Offering, the Company anticipates that it will need to raise additional capital in the next year or so to support its research and development activities as it prepares to commence and commences human clinical trials. The Company does not have any commitments for such additional capital.

Over the next two years, we anticipate conducting the following research and development activities at the following estimated costs and expense:

Basic Science of TCAP-1		$60,000
Human Efficacy Studies		$1,050,000
Toxicology Studies		$850,000
Stability and Formulation		$85,000
Custom antibodies as an alternative to ELISA	$	None
Tagged antibodies		$104,000
Antibody purification		$24,000
Clinical consultants		$30,000
Medical Writing and IND application compilation		$79,000
Technical Infrastructure		$11,000
Total R&D not including personnel		$2,293,000

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

Basic and Diluted Net (Loss) per Common Share. Basic (loss) per common share is computed by dividing the net (loss) by the weighted-average number of shares of common stock outstanding for each period. Diluted (loss) per share is computed by dividing the net (loss) by the weighted-average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. Potentially dilutive securities consisting of options, warrants, and convertible notes aggregating 9,070,790 as of December 31, 2019, including common shares issuable under the conversion feature of the preferred shares, options, $670,000 worth of convertible Notes, which could convert into 536,000 shares of common stock, and warrants issued in the Private Offering and Note Private Offering closings and merger transactions were not included in the calculation of weighted-average shares of common stock outstanding as they were determined to be anti-dilutive.

Recently Issued Accounting Pronouncements

None

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

As of December 31, 2019, management has completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of GAAP. Management identified the following material weaknesses and concluded that the internal controls over financial reporting were not effective.

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
2.	Limited level of multiple reviews among those tasked with preparing the financial statements

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
2.	Limited level of multiple reviews among those tasked with preparing the financial statements

During the quarter ended December 31, 2019, the Company analyzed and documenting accounting policies and procedures. In addition, management implemented certain policies and procedures but concluded that material weaknesses still exist and that such controls are not effective under the COSO framework.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information with respect to our executive officers and directors.

Name	Age	Position(s)
Garo H. Armen	67	Executive Chairman of the Board of Directors
Alexander K. Arrow	49	Chief Financial Officer
Robert B. Stein	69	Director
Khalil Barrage	55	Director
Brian J. Corvese	62	Director
Josh Silverman	49	Director

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

Alexander K. Arrow, M.D., CFA –Chief Financial Officer. Dr. Arrow became our Chief Financial Officer in February 2016. Dr. Arrow is also the Chief Executive Officer of Zelegent, Inc., a commercial-stage start-up medical device company launching a minimally invasive snoring alleviation tool, and the Chief Financial Officer of Carlsmed, a personalized medicine spinal implant start-up company. From January 2015 through December 2015, Dr. Arrow also served as a director and acting Chief Operating Officer of Neumedicines, Inc., a clinical-stage private biotechnology company developing protein therapeutics that address unmet clinical and societal needs in Oncology, Hematology and Immunology. Dr. Arrow serves as a director of Medcura, Inc. (formerly Gel-e, Inc.), a wound-care company with an FDA-cleared hemostatic patch product, Paragonix, Inc., a medical device company that provides transplant centers with the world’s leading donated organ transplant system, and Singapore-based 8i Enterprises Acquisition Corp (Nasdaq: JFK). Previously, Dr. Arrow served on the board and was the Chairman of both the Audit Committee and Compensation Committee of Biolase, Inc. (NASDAQ: BIOL) from July 2010 through February 2014, and served as the President and Chief Operating Officer of Biolase, Inc. from June 2013 through December 2014. Biolase, Inc. is a medical device manufacturer and the leading provider of lasers to the global dentistry industry. From July 2012 to June 2013 Dr. Arrow was the Chief Medical and Strategic Officer of Circuit Therapeutics, Inc., a company seeking to realize commercial potential in the field of optogenetics. From December 2007 through June 2012, Dr. Arrow was the Chief Financial Officer of Arstasis, Inc., a cardiology device manufacturer. From 2002 to 2007, Dr. Arrow headed medical technology equity research at the global investment bank Lazard Capital markets, LLC. Dr. Arrow spent two years 1999-2001 as Chief Financial Officer of the Patent & License Exchange, later renamed PLX Systems, Inc., and three years as the publishing life sciences research analyst at Wedbush Morgan Securities. In 1996, Dr. Arrow was a surgical resident at the UCLA Medical Center. Dr. Arrow received his CFA in 1999. He was awarded an M.D. from Harvard Medical School in 1996 and a B.A. in Biophysics, magna cum laude, from Cornell University in 1992.

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

Brian J. Corvese, Director, joined us on July 28, 2017. Since 1999, Mr. Corvese has been the President and Founder of Vencor Capital (“Vencor”), a private equity firm with telecommunications and technology investments in the Middle East and Mediterranean regions. Prior to working at Vencor, Mr. Corvese worked on investments in the U.S. and global equity markets as a Managing Director and partner at Soros Fund Management, the largest hedge fund in the world at the time. From 1988 to 1996, Mr. Corvese was a partner at Chancellor Capital Management (“Chancellor”), a $25 billion money management firm. While at Chancellor, Mr. Corvese was a Portfolio Manager with responsibility for investments made in basic industries, restructurings, and special situations, corporate governance investments, as well as founded and managed his own hedge fund. From 1981 to 1988, Mr. Corvese was with Drexel Burnham Lambert (“Drexel”) as an equity analyst following the chemical and specialty chemical industries and participated in a significant number of merger and acquisition activities. While at Drexel, Mr. Corvese was a member of the top chemical and specialty chemical research team, as ranked by Institutional Investor. Mr. Corvese currently serves on the board of directors of Agenus Inc. and the National Telecommunications Corporation, based in Cairo, Egypt. Mr. Corvese earned degrees in finance and political science from The University of Rhode Island and attended New York University Graduate School. We believe that, with over 30 years of experience in the financial industry, Mr. Corvese brings substantial financial expertise to our Board.

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

Andrew Slee, PhD, Development Advisor. Andy Slee joined us in April 2016 During his career, he has taken several drugs from inception through all their pre-clinical and early clinical testing. During the past five years he has worked for Preclinical CROs, immune-oncology companies and natural product companies focusing on anti-infectives, cancer, CNS, diabetes and inflammatory diseases Spreading his influence beyond a single company, he created and ran his own Contract Research Organization (CRO), VivoSource Laboratories, which for ten years from 2003 to 2013 provided preclinical proof of concept catering to biopharmaceutical companies. For the 18 years before that, Mr. Slee shepherded multiple pharma targets in several therapeutic areas from inception onward at DuPont Pharmaceuticals. He is a graduate of Syracuse University and Leeds University.

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

Voting Agreement

On February 12, 2016, the Company and certain of its stockholders (currently representing approximately 43% of the Company’s issued and outstanding common stock), including Messrs. Armen, Arrow and Ekizian and Strategic Bio Partners, LLC, entered into a voting agreement whereby these stockholders agreed to vote in favor of setting and maintaining the size of the Board at five directors (unless increased by the Board), the election of one director designated by Strategic Bio Partners, LLC (Mr. Silverman”) and the election of four directors designated by Mr. Garo (so long as Mr. Garo is an officer or director of the Company). The voting agreement terminated on February 12, 2019.

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

Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee reviews and approves all transactions with affiliated parties. The Audit Committee is comprised on two or more independent directors who are appointed annually and subject to removal by the Board at any time. Each member of the Audit Committee must meet the independence requirements of The NASDAQ Stock Market, LLC, and SEC regulations, as well as any other applicable requirements. The Audit Committee consists of Brian Corvese and Khalil Barrage. In addition, the Board also designated Brian Corvese as an “audit committee financial expert,” as that term is defined by the NSADAQ Listing Rules and SEC regulations.

Compensation Committee. The Compensation Committee provides advice and makes recommendations to the Board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee also reviews the compensation of our President, Chief Executive Officer, and other officers and makes recommendations in that regard to the Board as a whole. The Compensation Committee is comprised of three or more directors who are appointed annually and subject to removal by the Board at any time. The Compensation Committee must have at least two members, and must consist solely of independent directors. Our Board appointed Messrs. Barrage (Committee Chairperson) and Corvese, and Dr. Stein to the Compensation Committee, all of whom are independent

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee nominates individuals to be elected to the full Board by our stockholders. The Nominating and Corporate Governance Committee determines the slate of director nominees for election to the Board, identifies and recommends candidates to fill vacancies occurring between annual stockholder meetings, and reviews the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stockholders. The Nominating and Corporate Governance Committee is comprised of three or more directors who are appointed annually and subject to removal by the Board at any time. Each member of the Nominating and Corporate Governance Committee may or may not meet the independence requirements of The NASDAQ Stock Market, LLC and SEC regulations. The Nominating and Corporate Governance Committee consists of Joshua Silverman (Chair) Garo Armen, Ph.D., and Robert Stein, Ph.D.

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

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for fiscal years ended December 31, 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)	All Other Compensation ($)	Total Compensation ($)

Garo H. Armen, Chairman	2019	0	0	0	$0		0	0	0	$0
	2018	0	0	0	$0		0	0	0	$0

Alexander K. Arrow, Chief Financial Officer	2019	$9,094	$0	$0	$81,977	(1)	$0	$0	N/A	$91,071
	2018	$125,000	$0	$0	$0		$0	$0	N/A	$125,000

(1)	We use the Black-Scholes option pricing model to value the options granted. On February 1, 2019, Dr. Arrow was granted 41,667 options (exercise price of $1.75/option) under the 2016 Equity Compensation Plan which had 81,977 shares vested by December 31, 2019 valued at U.S. $1.97 each at December 31, 2019.

Employment Arrangements with Officers and Directors

Dr. Alexander Arrow, our Chief Financial Officer, was receiving base compensation of $125,000 per year for his part-time work for us, but this cash compensation was suspended effective February 1, 2019 in favor of stock options, given the company’s working capital constraints. Dr. Arrow received 100,000 options under the 2006 Plan as a sign-on bonus when he joined us and 140,000 options under the 2016 plan on April 15, 2016. These options have an exercise price of $1.25 per share, a ten-year term and have vested. On October 16, 2017, we granted Dr. Arrow another ten-year option to purchase 75,000 shares of our common stock at an exercise price of $1.75 per share, which vests in 35 monthly installments of 2,083 shares and a final installment of 2,095. On February 1, 2019, we granted Dr. Arrow another ten-year option to purchase 41,667 shares of our common stock at an exercise price of $1.75 per share, which vested immediately. On February 21, 2020, we granted Dr. Arrow another ten-year option to purchase 120,000 shares of our common stock at an exercise price of $1.75 per share, which vest monthly over 36 months, along with a ten-year option to purchase 187,497 shares of our common stock at an exercise price of $1.75 per share, which vested immediately. These options were issued to cover Dr. Arrows salary over the period from April 2019 through December 2019. The terms of Dr. Arrow’s option grants also include full vesting acceleration upon a change of control. Drs. Arrow and Armen currently are the only executive officers of the Company.

Consultancy Agreements

Dalia Barsyte PhD, Chief Technology Advisor. Our subsidiary, PTI Canada Inc., entered into a consulting agreement with Dr. Dalia Barsyte. Dr. Barsyte is responsible for overseeing i) design and development of ELISA assays for measuring TCAP, ii) evaluation of TCAP exposure biomarker assay, iii) development of pipeline peptides, iv) development of clinically compatible formulations for TCAP, as well as all of the bench research and development of formulation and extraction methods. Her consulting agreement is effective through December 2018. We anticipate signing a similar agreement with her in 2019. She is compensated at the rate of up to $3,000 (Canadian) per month, if she works at least 20 hours on behalf of the Company. As well, we have granted Dr. Barsyte 10,000 shares of our common stock and ten-year options to purchase 150,000 shares of our common stock. Options to purchase 100,000 shares of common stock, at an exercise price of $1.00 per share, have fully vested; the options to purchase the remaining 50,000 shares of common stock, at an exercise price of $1.25 per share, vested in March 2016. On October 16, 2017, we granted Dr. Barsyte another ten-year option to purchase 20,000 shares of our common stock at an exercise price of $1.75 per share.

Robert B. Stein, PhD, MD. We entered into a consulting agreement with Dr. Stein effective January 2015. Dr. Stein is responsible for providing us with technical and advisory services related to our research and development efforts. The consulting agreement is effective through January 2020. On January 23, 2015, we granted Dr. Stein ten-year options to purchase 200,000 shares of our common stock, at an exercise price of $1.25 per share. The options vested in increments of 1.667% per month on the first day of each calendar month following January, 2015, such that the shares were fully vested on January 23, 2020. On October 16, 2017, we granted Dr. Stein a ten-year grant to purchase another 200,000 shares of our common stock, at an exercise price of $1.75 per share, which are also now fully vested.

Christina Faragalla, Director of Project Management. We entered into a consulting agreement with Ms. Faragalla effective June 2016, via her consultancy entitled Lotus Clinical Consulting. She is compensated at the rate $100 per hour invoices, subject to a 12-month cap of $100,000. In addition, on October 26, 2016, we granted Ms. Faragalla ten-year options to purchase 25,000 shares of our common stock, at an exercise price of $1.25 per share. On October 16, 2017, we granted Ms. Faragalla another ten-year option to purchase 30,000 shares of our common stock, at an exercise price of $1.75 per share, vesting over 48 months, with no cliff. On Febuary 25, 2019, we granted Ms. Faragalla another ten-year option to purchase 59,900 shares of our common stock, at an exercise price of $1.75 per share, vesting immediately. These options were issued to satisfy an outstanding AP balance of $29,950.

Director Compensation

During fiscal year 2019 we did not compensate directors who were not employees of the Company.

Going forward, on April 15 of each fiscal year, we plan to grant each non-employee director an option under the 2016 Plan to purchase 40,000 shares of common stock, as well as an option to purchase 5,000 shares for each committee which they chair. No additional options shall be granted for serving on a committee without being its chair. All options will be granted at fair market value, as defined in the 2016 Plan, on the date of grant, and will vest over a three-year period in equal monthly installments. Vesting will accelerate in certain circumstances, such as a change of control of the Company, and unvested options will terminate upon the cessation of an individual’s service to us as a director.

Non-employee directors may be reimbursed for their reasonable expenses in attending Board and committee meetings.

We entered into a consulting agreement with Robert B. Stein, PhD, MD, which is described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

Equity Compensation Plan Information

Plan category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	6,453,887	$1.18	2,327,370

Equity compensation plans not approved by security holders	0	0	0

Total	6,453,887	$1.18	2,327,370

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

In addition, the 2016 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2016 Plan on January 1 of each year during the period beginning January 1, 2017, and ending on (and including) January 1, 2026. The annual increase in the number of shares shall be equal to (i) five point five percent (5.5%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) with respect to shares of common stock which may be issued under the 2016 Plan other than in respect to Incentive Stock Options, the difference between (x) eighteen percent (18%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the 2016 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards) if such amount is greater than the amount determined in (i) immediately above; provided, however, that our Board may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of common stock than would otherwise occur. On January 1, 2019, 564,378 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. On February 13, 2020, 564,378 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. A total of 2,327,370 shares of common stock is currently available for issuance in connection with options and awards granted under the 2016 Plan.

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

Option Grants and Stock Awards

As of December 31, 2019, we had outstanding stock options to purchase 3,835,366 shares at an average exercise price of approximately $1.34 per share. Included in the total outstanding stock options were 0 stock options granted under the 2006 Plan in 2019 and 126,567 nonqualified stock options granted under the 2016 Plan in 2017 to our executive officers and others at an exercise price of $1.00 per share or $1.75 per share.

All awards to be made under the 2016 Plan are discretionary, subject to the terms of the 2016 Plan. Therefore, the benefits and amounts that will be received or allocated under the 2016 Plan are generally not determinable at this time. The equity grant program for our non-employee directors is described under the Compensation of Directors section in this proxy statement. The following table summarizes these 2016-2019 awards to our named executive officers under the 2016 Plan, all executive officers and the non-executive officer employees and consultants.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2019.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Garo H. Armen (1)	500,000	-	$1.25	April 15, 2026

Garo H. Armen (2)	184,028	65,972	$1.75	October 16, 2027

Alexander K. Arrow (3)	100,000	-	$1.25	February 12, 2026

Alexander K. Arrow (3)	140,000	-	$1.25	April 15, 2026

Alexander K. Arrow (4)	55,208	19,792	$1.75	October 16, 2027

Alexander K. Arrow (5)	41,667	-	$1.00	February 1, 2029

(1)	Dr. Armen was granted a 500,000 share option grant on April 15, 2016

(2)	Dr. Armen was granted a 250,000 share option grant on October 16, 2017.

(3)	Dr. Arrow was granted a 100,000 share option grant on February 12, 2016, and a 140,000 share option grant on April 15, 2016

(4)	Dr. Arrow was granted a 75,000 share option grant on October 16, 2017.

(5)	Dr. Arrow was granted a 41,667 share option grant on February 1, 2019.

For Drs. Armen and Arrow, following a qualified Change of Control, a resignation for Good Reason, or an involuntary termination other than For Cause, 100% of the executives’ then-unvested options shall become immediately vested.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes the beneficial owners of more than 5% of the Company’s voting securities and the securities of the Company beneficially owned by the Company’s directors and officers as of April 27, 2020.

Name and address of Beneficial Owner	Amount of Beneficial Ownership		Percent of Beneficial Ownership

Garo H. Armen(1)	4,741,323	(2)	36%

Robert B. Stein(1)	502,500	(3)	4%

Khalil Barrage(1)	380,000	(4)	3%

Alexander K. Arrow(1)	671,799	(5)	6%

Larry N. Feinberg 808 North St., Greenwich, CT 06831	800,000	(6)	7%

Brian J. Corvese(1)	145,000	(7)	1%

David A. Lovejoy	668,037	(8)	6%

Josh Silverman(1)	140,000	(9)	1%

Strategic Bio Partners LLC (10) 777 Third Avenue 30th Floor New York, NY 10017	1,895,945	(11)	17%

All directors and executive officers as a group (6 persons)	6,580,622	(12)	44%

* Less than 1%

(1) Executive officer and/or director.

(2) Includes warrants to purchase 1,253,367 shares of common stock at an exercise price of approximately $1.00 per share. Includes 2,296,012 shares held in the name of Dr. Armen and 250,000 shares held in the name of the Garo H. Armen IRA, as to which Dr. Armen has sole voting and dispositive power. Also includes options to purchase 781,944 shares of common stock at an exercise price of $1.25 or $1.75 per share. Does not include options to purchase 268,056 shares that are not exercisable within 60 days of the date of this report. Also includes covetable note of $200,000 that converts at $1.25 per share for a total of 160,000 shares of common stock.

(3) Represents options to purchase 502,500 shares of common stock at an exercise price of $1.25 or $1.75 per share. Does not include options to purchase 87,500 shares in the aggregate that are not exercisable within 60 days of the date of this report.

(4) Includes 50,000 shares of common stock and options to purchase 290,000 shares of common stock at an exercise price of $1.25 or $1.75 per share. Does not include options to purchase 70,000 shares in the aggregate that are not exercisable within 60 days of the date of this report. Also includes covetable note of $50,000 that converts at $1.25 per share for a total of 40,000 shares of common stock.

(5) Includes 100,000 shares held in the name of Dr. Arrow and 18,260 shares held in the name of the Alexander K. Arrow IRA, as to which Dr. Arrow has sole voting and dispositive power. Also includes options to purchase 553,539 shares of common stock at an exercise price of $1.25 or $1.75 per share. Does not include options to purchase 110,625 shares of common stock in the aggregate that are not exercisable within 60 days of the date of this report.

(6) Includes 200,000 shares of common stock held in the name of Mr. Feinberg and warrants to purchase 600,000 shares of common stock at an exercise price of $1.00 per share.

(7) Includes options to purchase 145,000 shares of common stock at an exercise price of $1.75 per share. Does not include options to purchase 70,000 shares of common stock that are not exercisable within 60 days of the date of this report.

(8) Includes 148,800 shares of common stock held in the name of Dr. Lovejoy and options to purchase 519,237 shares of common stock in the aggregate with an exercise price ranging from $1.00 to $1.75 per share. Does not include options to purchase 34,063 shares of common stock that are not exercisable within 60 days of the date of this report.

(9) Includes options to purchase 140,000 shares of common stock at an exercise price of $1.25 or $1.75 per share. Does not include options to purchase 70,000 shares of common stock that are not exercisable within 60 days of the date of this report.

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

(12) Includes warrants to purchase 1,253,367 shares of common stock and options to purchase 2,412,983 shares of common stock. Also includes covetable notes of $250,000 that converts at $1.25 per share for a total of 200,000 shares of common stock.

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

Note Private Offering

Garo H. Armen and Khalil Barrage invested $200,000 and $50,000, respectively, in the Note Private Offering on the same terms as all other Investors.

Zack Armen

During the latter part of 2018 and the first quarter of 2019, Zack Armen, the son of our Executive Chairman, Garo H. Armen, Ph.D., assisted us in the development of slide deck presentations and summaries, video editing, and forecasting and market size projections that were incorporated into presentations to investors and others. We have included these presentations in various Current Reports on Form 8-K which we filed with the Securities and Exchange Commission. On June 17, 2019, the Compensation and Audit Committees of the Board authorized the issuance to Mr. Zack Armen of 25,000 stock options under the 2016 Plan in consideration for his services. These options vested in their entirety on issuance, have a ten-year term and are exercisable at a price of $1.75 per share. On February 21, 2020 Mr. Zack Armen was also issued an additional 50,000 stock options that vest over 48 months and are exercisable at a price of $1.75 per share.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees for services provided and reasonably expected to be billed by Malone Bailey LLP. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2019 and 2018.

	Fiscal Year 2019	Fiscal Year 2018
Audit fees	$55,000	$54,550
Audit-related fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-

Total	$55,000	$54,550

Audit Fees: For the fiscal years ended December 31, 2019 and 2018, the aggregate audit fees billed by our independent auditors were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Audit-Related Fees: Audit-related fees are for assurance and other activities not explicitly related to the audit of our financial statements.

Tax Fees: For the fiscal years ended December 31, 2019 and 2018, there were no tax fees, respectively.

All Other Fees: For the fiscal years ended December 31, 2019 and 2018, there were $0 and $0, respectively

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

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining Marcum LLP’s and Malone Bailey LLP’s independence and has determined that such services for fiscal years 2019 and 2018, respectively, were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of February 12, 2016, by and among Atrinsic, Inc. a Delaware corporation, Protagenic Acquisition Corp., a Delaware corporation and Protagenic Therapeutics, Inc., a Delaware corporation (Incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016).

2.2	Certificate of Merger as filed with the Delaware Secretary of State effective February 12, 2016 (Incorporated by reference to Exhibit 2.2 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016).

2.3	Certificate of Ownership and Merger Merging Protagenic Therapeutics, Inc. with and into Atrinsic, Inc. (Incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)

2.4	Agreement of Merger of Atrinsic, Inc. and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 2.2 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)

3.1	Third Amended and Restated Certificate of Incorporation of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016).

3.2	Certificate of Designations, Powers, Preferences and Other Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 4, 2016.)

3.3	Certificate of Elimination of Series A Convertible Preferred Stock of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on April 5, 2016.)

3.4	Second Amended and Restated Bylaws Protagenic Therapeutics, Inc., (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2018).

4.1	Form of Warrant of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.2	Form of Predecessor Warrant of Atrinisic, Inc. (Incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(i)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on May 17, 2011. (Incorporated by reference to Exhibit 4.3(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(ii)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on February 18, 2013 (Incorporated by reference to Exhibit 4.3(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)
4.4(i)	Warrant of Protagenic Therapeutics, Inc. issued to Gregory H. Ekizian on July 7, 2011. (Incorporated by reference to Exhibit 4.4(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(ii)	Warrant of Protagenic Therapeutics, Inc. issued to PENSCO Trust Company, FBO Gregory H. Ekizian on February 18, 2013. (Incorporated by reference to Exhibit 4.4(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.5 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016).

4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*

10.1	Indemnity Agreement, effective February 12, 2016, among Atrinsic, Inc., Strategic Bio Partners, LLC, and Iroquois Capital Management LLC and Hudson Bay Capital Management LP as guarantors. (Incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.2	Employment Agreement, effective January 1, 2014 between Protagenic Therapeutics Canada (2006) Inc. and Dr. Robert Ziroyan(Incorporated by reference to Exhibit 10.12 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.3	Consulting Agreement, as amended, between Protagenic Therapeutics Canada (2006) Inc. and Dr. Dalia Barsyte (Incorporated by reference to Exhibit 10.13 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.4	Consulting Agreement, effective January 23, 2015, between Protagenic Therapeutics Inc. and Dr. Robert B. Stein. (Incorporated by reference to Exhibit 10.15 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.5	Protagenic Therapeutics, Inc. 2006 Employee, Director and Consultant Stock Plan (Incorporated by reference to Exhibit 10.16 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.6	Form of Nonqualified Stock Option Award Agreement under the 2006 Employee, Director and Consultant Stock Plan. (Incorporated by reference to Exhibit 10.17 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.) **

10.7	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form 10, as filed with the SEC on July 2, 2014..)**

10.8(i)	Technology License Agreement, effective July 21, 2005, between The University of Toronto Innovations Foundation and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8(ii)	First Amendment to Technology License Agreement, effective February 18, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.9(i)	Sponsored Research Agreement, effective April 1, 2014, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.9(ii)	Amendment to the Sponsored Research Agreement, effective April 1, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.10	Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)**

10.11	Form of Incentive Stock Option Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.12	Form of Nonqualified Stock Option Grant Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.13	Form of Convertible Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on November 21, 2019 (the “November 21 Form 8-K”).

10.14	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the November 21 Form 8-K).

10.15	Form of Guaranty (incorporated by reference to Exhibit 10.3 to the November 21 Form 8-K).

23.1	Consent of Malone Bailey LLP*

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)*.

32.1	Section 1350 Certifications †

99.1	Charter of the Science Committee of the Board of Directors of the Company.

[100.1]	[XBRL-related documents]

[101.1]	[Interactive Data Files]

*	Filed herewith
**	Designates management contracts and compensation plans
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGENIC THERAPEUTICS, INC.

Date:	April 28, 2020	By:	/s/ Garo H. Armen
Garo H. Armen
Chairman (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Garo H. Armen	Director and Chairman of the Board	April 28, 2020
Garo H. Armen	(Principal Executive Officer)

/s/ Alexander K. Arrow	Chief Financial Officer	April 28, 2020
Alexander K. Arrow	(Principal Financial Officer)

/s/ Robert B. Stein	Director	April 28, 2020
Robert B. Stein

/s/ Khalil Barrage	Director	April 28, 2020
Khalil Barrage

/s/ Brian J. Corvese	Director	April 28, 2020
Brian J. Corvese

/s/ Joshua Silverman	Director	April 28, 2020
Joshua Silverman

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Protagenic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protagenic Therapeutics, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2017.

Houston, Texas

April 27, 2020

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS

Cash	$798,623	$362,486
Marketable securities	-	250,388
Prepaid expenses	43,354	83,399

TOTAL CURRENT ASSETS	841,977	696,273

Equipment - net	296	611

TOTAL ASSETS	$842,273	$696,884

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	865,047	231,688
Derivative liability	332,222	676,079

TOTAL CURRENT LIABILITIES	1,197,269	907,767

PIK convertible notes payable, net of debt discount	174,821	-
PIK convertible notes payable, net of debt discount - related party	104,549	-

TOTAL LIABILITIES	1,476,639	907,767

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 par value; 20,000,000 shares authorized;
872,766 shares issued and outstanding in the following classes: Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized;
872,766 shares issued and outstanding at December 31, 2019, and December 31, 2018	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,261,419 shares issued and outstanding at December 31, 2019, and December 31, 2018	1,026	1,026
Additional paid-in-capital	14,687,172	13,357,920
Accumulated deficit	(15,150,201)	(13,399,290)
Accumulated other comprehensive loss	(172,364)	(170,540)

TOTAL STOCKHOLDERS’ DEFICIT	(634,366)	(210,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$842,273	$696,884

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31,
	2019	2018
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	807,947	881,186
General and administrative	1,278,183	1,432,941

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	2,086,130	2,314,127

LOSS FROM OPERATIONS	(2,086,130)	(2,314,127)

OTHER (EXPENSE) INCOME

Interest income	2,813	2,790
Interest expense	(15,886)	-
Realized gain on marketable securities	4,435	4,047
Change in fair value of derivative liability	343,857	(250,241)

TOTAL OTHER INCOME (EXPENSES)	335,219	(243,404)

LOSS BEFORE TAX	(1,750,911)	(2,557,531)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,750,911)	$(2,557,531)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized loss on marketable securities	-	6,250
Foreign exchange translation loss	(6,647)	(8,985)

TOTAL COMPREHENSIVE LOSS	$(1,757,558)	$(2,560,266)

Net loss per common share - Basic and Diluted	$(0.17)	$(0.25)

Weighted average common shares - Basic and Diluted	10,261,419	10,261,419

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Fiscal Years Ended December 31, 2019 and 2018

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Stockholders’ Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Loss	Equity

BALANCE -December 31, 2017	872,766	$1	10,261,419	$1,026	$12,227,849	$(10,841,759)	-	$-	$(167,805)	$1,219,312

Unrealized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	6,250	6,250
Foreign currency translation gain	-	-	-	-	-	-	-	-	(8,985)	(8,985)
Stock compensation - stock options	-	-	-	-	1,130,071	-	-	-	-	1,130,071

Net loss	-	-	-	-	-	(2,557,531)	-	-	-	(2,557,531)

BALANCE -December 31, 2018	872,766	$1	10,261,419	$1,026	$13,357,920	$(13,399,290)	-	$-	$(170,540)	$(210,883)

Unrealized gain (loss) on marketable securities	-	-	-	-	-	-	-	-	4,823	4,823
Foreign currency translation gain	-		-	-					(6,647)	(6,647)
Stock compensation - stock options	-	-	-	-	797,761	-		-	-	797,761
Debt discount from beneficial conversion feature	-	-	-	-	402,000	-	-	-	-	402,000
Issuance of options for settlement of accounts payable	-	-	-	-	129,491	-	-	-	-	129,491

Net loss	-	-	-	-	-	(1,750,911)	-	-	-	(1,750,911)

BALANCE -December 31, 2019	872,766	$1	10,261,419	$1,026	$14,687,172	$(15,150,201)	-	$-	$(172,364)	$(634,366)

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,750,911)	$(2,557,531)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	339	347
Stock based compensation	797,761	1,130,071
Change in fair value of the derivative liability	(343,857)	250,241
Gain on sale of marketable securities	(4,435)	(4,047)
Amortization of debt discount	11,370	-
Loss on settlement of accounts payable	99,541	-
Changes in operating assets and liabilities
Prepaid expenses	40,044	11,143
Accounts payable and accrued expenses	662,158	98,588

NET CASH USED IN OPERATING ACTIVITIES	(487,990)	(1,071,188)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of marketable securities	250,000	3,790,000
Purchase of marketable securities	-	(2,744,338)

NET CASH PROVIDED BY INVESTING ACTIVITIES	250,000	1,045,662

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes	420,000	-
Proceeds from convertible notes - related party	250,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	670,000	-

Effect of exchange rate on cash and cash equivalents	4,127	(11,675)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	436,137	(37,201)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	362,486	399,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$798,623	$362,486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Unrealized (gain) loss on marketable securities	$4,823	$(6,250)
Debt discount from beneficial conversion feature	$252,000	$-
Debt discount from beneficial conversion feature - related party	$150,000	$-
Issuance of options for settlement of accounts payable	$29,950	$-

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred significant reoccurring losses resulting in an accumulated deficit. The Company anticipates further losses in the development of its business. The Company had a net working capital deficit and negative cash flows used in operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on its current forecast and budget, management believes that its cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2020. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the fourth quarter of 2020. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the consolidated financial statements include the allocation of the fair value of acquired assets and liabilities, income tax provisions, valuation of stock options and warrants and assessment of deferred tax asset valuation allowance.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. While the Company’s marketable securities are cash equivalents it is the Company’s policy to present them separately on the balance sheet. As of December 31, 2019 and 2018, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was nominal for the years ended December 31, 2019 and 2018.

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

During the year ended December 31, 2019, the Company purchased $0 and sold $250,000 in marketable securities with a realized gain of $4,435 and $4,047 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company owned marketable securities with a total value of $0 and $250,388, respectively. The company recorded an unrealized gain (loss) on marketable securities of $4,823 and ($6,250) for the years ended December 31, 2019 and 2018 respectively.

As of December 31, 2019, the Company held no marketable securities.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2019.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	—	—	—	—	—
Derivative warrants liabilities	$(332,222)	$—	$—	$(332,222)	$(332,222)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2018.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Marketable securities	250,388	250,388	—	—	250,388
Derivative warrants liabilities	$(676,079)	$—	$—	$(676,079)	$(676,079)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2019 and the year ended December 31, 2018:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2017	$425,838
Change in fair value of derivative warrants liabilities	250,241
Balance, December 31, 2018	676,079
Change in fair value of derivative warrants liabilities	(343,857)
Balance, December 31, 2019	$332,222

The fair value of the derivative feature of the 127,346 and 295,945 warrants issued to the placement agent of the Company’s 2016 private offering and to a holder of its debt for debt cancellation in connection with the Merger, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following assumptions:

	December 31, 2018	December 31, 2019
Exercise price	1.25	1.25
Risk free interest rate	2.46%	1.59%
Dividend yield	0.00%	0.00%
Expected volatility	152%	133%
Contractual term	2.15 Years	1.15 Years

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

During the year ended December 31, 2019 and 2018, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $343,857 and a gain of $250,241 relating to the change in fair value, respectively.

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

	Potentially Outstanding Dilutive Common Shares
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	872,766

Stock Options	3,835,366	3,846,299

Warrants	3,826,658	3,826,658

Convertible Notes	536,000	-

Total potentially outstanding dilutive common shares	9,070,790	8,545,723

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

Leases

In February 2016, FASB issued Accounting Standards Update (“ASU”) 2016-02: Leases (Topic 842). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented or entered into after, the beginning of the earliest comparative period presented in the financial statements. This standard was adopted by the Company on January 1, 2018. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31, 2019	December 31, 2018

Accounting	$36,161	$52,365
Research and development	650,584	137,114
Legal	15,273	32,161
Other	163,029	10,048

Total	$865,047	$231,688

On October 1 2019, the Company entered into an agreement with a consultant for toxicology studies. The consultant quoted a commitment of approximately $988,000 as an estimate for the study. 50% of the total price is to be paid upon the signing of the agreement, 35% of the total price is to be upon completion of the in-life study, and the remaining 15% of the total price is to be paid upon the issuance of the report. If the Company cancels the study the Company will be required to pay a cancelation fee. If the cancelation happens prior to the arrival of the test animals then the Company will need to pay between 20% and 50% of the animal fees depending on when the cancellation happens. If the cancellation occurs after the animals arrive but before the study begins then the company will be responsible for paying 50% of the protocol price plus a fee of $7,000 per room/week for animal husbandry until the animals can be relocated or disposed of. If the Company cancels the study after it has begun then the Company will need to pay any fees for procured items for the study and any nonrecoverable expenses incurred by the vendor. As of December 31, 2019, the Company has paid $0 and there is a balance of $493,905 due.

NOTE 5 - DERIVATIVE LIABILITIES

Upon closing of the private placement transactions in 2016, the Company issued 127,346 and 295,945 warrants, respectively, to the placement agent of the private offering and to Strategic Bio Partners, a holder of the Company’s debt, for debt cancellation, respectively, to purchase the Company’s Series B Preferred Stock with an exercise price of $1.25 and a five-year term. Upon the effectiveness of our reverse stock split in July 2016, these became warrants to purchase our common stock on the same terms and conditions. The warrants have a cashless exercise feature that requires the Company to classify the warrants as a derivative liability.

NOTE 6 – CONVERTIBLE NOTE PAYABLE (PIK NOTES)

Convertible Notes Payable

During the fourth quarter of 2019, the Company entered into a series of unsecured convertible notes. The convertible notes have a total principle of $420,000. The notes accrue 6% interest per year, payable by a corresponding increase in the principal amount of each note, that increases to 12% per year in the case of the notes entering default. The Company will pay (a “PIK Payment”) the interest due by adding such interest (including interest at the Default Rate) to the then-outstanding principal amount of the Notes on each interest payment date and on the Maturity Date. Each PIK Payment will be preceded by written notice from the Company to the Note holder setting forth in reasonable detail the amount of such PIK Payment and the principal amount of the Note following such PIK Payment. The notes are due on November 6, 2023. The notes are convertible into shares of the Company’s common stock with an exercise price of $1.25 per share.

The Company has evaluated the terms of the notes and determined that there are no derivative features in the note. These notes did have a beneficial conversion feature and recorded a debt discount of $252,000. During the year ended December 31, 2019, the Company amortized $6,821 of the debt discount. At December 31, 2019, the Company had an unamortized debt discount of 245,179.

As of December 31, 2019 and 2018, the Company owes $420,000 and $0 on the outstanding notes, respectively.

Convertible Notes Payable – Related Party

During the fourth quarter of 2019, the Company entered into a series of unsecured convertible notes with related parties. The convertible notes have a total principle of $250,000. The notes accrue 6% interest per year, payable by a corresponding increase in the principal amount of each note, that increases to 12% per year in the case of the notes entering default. The Company will pay (a “PIK Payment”) the interest due by adding such interest (including interest at the Default Rate) to the then-outstanding principal amount of the Notes on each interest payment date and on the Maturity Date. Each PIK Payment will be preceded by written notice from the Company to the Note holder setting forth in reasonable detail the amount of such PIK Payment and the principal amount of the Note following such PIK Payment. The notes are due on November 6, 2023. The notes are convertible into shares of the Company’s common stock with an exercise price of $1.25 per share.

The Company has evaluated the terms of the notes and determined that there are no derivative features in the note. These notes did have a beneficial conversion feature and recorded a debt discount of $150,000. During the year ended December 31, 2019, the Company amortized $4,549 of the debt discount. At December 31, 2019, the Company had an unamortized debt discount of $154,451.

As of December 31, 2019 and 2018, the Company owes $250,000 and $0 on the outstanding notes, respectively.

NOTE 7 - STOCKHOLDERS’ DEFICIT

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

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On each of January 1, 2017 and January 1, 2019, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares, or a total of 1,693,134 shares. As a result of this increase, as of December 31, 2019, the aggregate number of shares of common stock available for awards under the 2016 Plan was 4,304,245 shares. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 3,835,366 options outstanding as of December 31, 2019. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.00 - $1.75
Expected dividend yield	0%
Risk free interest rate	2.09% - 2.70%
Expected life in years	10
Expected volatility	137% - 140%

There were 3,846,299 options outstanding as of December 31, 2018. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.25 - $1.75
Expected dividend yield	0%
Risk free interest rate	2.73% - 2.85%
Expected life in years	3.75-9.40
Expected volatility	139% - 146%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Stock Options

Outstanding December 31, 2017	3,566,299	$1.33	8.05
Granted	280,000	$1.75	9.15
Expired	-
Outstanding December 31, 2018	3,846,299	$1.36	7.20
Granted	126,567	$1.15	9.20
Expired	(137,500)	$1.75
Outstanding December 31, 2019	3,835,366	$1.34	6.02

A summary of the status of the Company’s nonvested options as of December 31, 2019, and changes during the year ended December 31, 2019, is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at December 31, 2017	1,492,861	$1.54
Granted	280,000	$1.75
Vested	(972,651)	$1.29
Forfeited	-	-
Nonvested at December 31, 2018	800,210	$1.63
Granted	126,567	$1.15
Vested	(584,895)	$1.46
Forfeited	(137,500)	1.75
Nonvested at December, 2019	204,382	$1.74

As of December 31, 2019, the Company had 3,835,366 shares issuable under options outstanding at a weighted average exercise price of $1.34 and an intrinsic value of $635,536.

As of December 31, 2019, the Company had 3,846,299 shares issuable under options outstanding at a weighted average exercise price of $1.36 and an intrinsic value of $2,150,912.

The total number of options granted during the year ended December, 2019 and 2018 was 126,567 and 280,000, respectively. The exercise price for these options was $1.00 per share, $1.25 per share, or $1.75 per share.

The Company recognized compensation expense related to options issued of $797,761 and $1,130,071 during the year ended December 31, 2019 and 2018, respectively, which is included in general and administrative expenses and research and development expenses. For the year ended December 31, 2019, $562,734 of the stock compensation was related to employees and $235,027 was related to non-employees.

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

During the first quarter of 2018 the Company granted 80,000 stock options to four consultants. 50,000 of these options vest immediately and the remaining 30,000 options vest monthly over 48 months, have an exercise price of $1.75, and have a term of ten years.

As of December 31, 2019, the unamortized stock option expense was $287,905 with $144,423 being related to employees and $143,482 being related to non-employees. As of December 31, 2019, the weighted average period for the unamortized stock compensation to be recognized is 3.98 years.

On February 25, 2019, the Company granted 101,567 options with an exercise price of $1.00 and a ten year term. 59,900 of these options vest immediately and 41,667 vest bi-weekly over two months. These options have a Black-Scholes value of $199,807. The Company issued 59,900 options for settlement of accounts payable totaling $29,850 and recorded a loss of $99,541 on the settlement of the accounts payable.

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

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Warrants

Outstanding December 31, 2017	3,826,658	$1.05	4.69
Granted	-	-	-
Outstanding December 31, 2018	3,826,658	$1.05	3.69
Granted	-	-	-
Outstanding December 31, 2019	3,826,658	$1.05	2.69

As of December 31, 2019, the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $1,375,990.

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

The Company and the University entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism” (the “New Project”). The New Project is to perform research related to work done by Dr. David A. Lovejoy, a professor at the University and stockholder of the Company, in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, Dr. Lovejoy entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2016. In February 2017, the New Research Agreement was extended to December 31, 2016. The extension allowed for further development of the technologies and use of their applications. On April 10, 2018, the agreement was amended and the research agreement has been further extended to December 31, 2023.

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ends on April 1, 2022. As of December 31, 2019, Dr. David Lovejoy of the University has been granted 533,299 stock options, of which 510,903 are fully vested. These have an exercise price of $1.00, $1.25 or 1.75 and are exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027 or on October 16, 2027.

The sponsorship research and development expenses pertaining to the Research Agreements were $63,905 and $107,868 for the year ended December 31, 2019 and 2018, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the year ended December 31, 2019 and 2018 and therefore was not subject to paying any royalties.

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

The patent applications were made in the name of Dr. Lovejoy and other inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement and its amendment with the University. The Company maintains exclusive licensing agreements and it currently controls the five intellectual patent properties.

Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company is provided free office space consisting of a conference room by the Company Executive Chairman, Dr. Armen. The Company does not pay any rent for the use of this space. This space is used for quarterly board meetings and our annual shareholder meeting.

NOTE 11 – INCOME TAXES

The components of loss before income taxes are as follows:

	2019	2018
Domestic	(1,698,689)	(2,468,805)
Foreign	(52,222)	(88,726)
Loss before income taxes	(1,750,911)	(2,557,531)

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2019 and 2018.

For the years ended December 31, 2019 and 2018, a reconciliation of the Company’s effective tax rate to the statutory U.S. Federal rate is as follows:

	2019	2018
Income taxes at Federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of Federal income tax effect	(8.6)%	(8.6)%
Perm difference	0.0%	0.0)%
Foreign tax rate differential	(0.6)%	(0.6)%
Change in valuation allowance	30.2%	30.2%
Other	0.0%	0.0%
Income tax provision	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	2019	2018
U.S. net operating loss carryforwards	2,894,000	2,627,000
Stock compensation	784,000	359,000
Canadian Provincial income tax losses	29,000	56,000
Canadian Provincial scientific investment tax credits	(4,000)	-
	3,703,000	3,042,000
Valuation allowance	(3,703,000)	(3,042,000)
Net deferred tax assets	-	-

As of December 31, 2019 and 2018, the Company had federal net operating loss carryforwards (“NOL”) of approximately $7,161,000 and $6,617,000, respectively. The losses expire beginning in 2024. The Company has not performed a detailed analysis to determine whether an ownership change under IRC Section 382 has occurred. The effect of an ownership change would be the imposition of annual limitation on the use of NOL carryforwards attributable to periods before the change Any limitation may result in expiration of a portion of the NOL before utilization. As of December 31, 2019 and 2018, the Company had state and local net operating loss carryforwards of approximately $7,153,000 and $6,609,000, respectively, to reduce future state tax liabilities also through 2035.

As of December 31, 2019 and 2018, the Company had Canadian NOL of approximately $1,111,000 and $1,070,000, respectively. The Canadian losses expire in stages beginning in 2026. As of December 31, 2019 and 2018, the Company also has unclaimed Canadian federal scientific research and development investment tax credits, which are available to reduce future federal taxes payable of approximately $0 and $0 respectively.

As a result of losses and uncertainty of future profit, the net deferred tax asset has been fully reserved. The net change in the valuation allowance during the years ended December 31, 2019 and 2018 was an increase of $661,000 and $457,000, respectively.

Foreign earnings are assumed to be permanently reinvested. U.S. Federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The Company recognizes interest and penalties related to uncertain tax positions in selling, general and administrative expenses. The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2019 and 2018.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2014.

NOTE 12 - SUBSEQUENT EVENTS

During 2020, the Company issued 12 convertible notes with a total principle of $425,000. The notes accrue 6% interest per year, payable by a corresponding increase in the principal amount of each note, that increases to 12% per year in the case of the notes entering default. The notes are due on November 6, 2023. The notes are convertible into shares of the Company’s common stock with an exercise price of $1.25 per share.

On February 21, 2020, the Company extended the expiration date for 100,000 warrants to purchase shares of the Company’s common stock. The expiration date was extended by two years from January 2, 2020 to January 2, 2022. These warrants have exercise price of $1.25 and are fully vested.

On February 21, 2020, the Company issued a total of 1,387,497 options to purchase shares of the Company’s common stock to sixteen individuals with 1,362,497 option going to twelve related parties. These options have an exercise price of $1.75. 187,497 of the options vest immediately, 510,000 of the options vest monthly over 12 months, 5,000 of the options vest monthly over 24 months, 420,000 of the options vest monthly over 36 months, and 265,000 of the options vest monthly over 48 months. These options were approved by the board of directors on February 13, 2020 and the final agreements are in process.

