Form 10-Q
period 2020-03-31
Protagenic Therapeutics, Inc.\new
filed 2020-06-18
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

[  ] Yes [X] No

As of June 17, 2020, there were 10,261,419 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended March 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$753,972	$798,623
Prepaid expenses	31,685	43,354

TOTAL CURRENT ASSETS	785,657	841,977

Equipment - net	191	296

TOTAL ASSETS	$785,848	$842,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	552,775	865,047
Derivative liability	271,473	332,222

TOTAL CURRENT LIABILITIES	824,248	1,197,269

PIK convertible notes payable, net of debt discount	433,560	174,821
PIK convertible notes payable, net of debt discount - related party	113,963	104,549

TOTAL LIABILITIES	1,371,771	1,476,639

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 872,766 shares issued and outstanding at March 31, 2020, and December 31, 2019	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,261,419 shares issued and outstanding at March 31, 2020, and December 31, 2019	1,026	1,026
Additional paid-in-capital	15,236,623	14,687,172
Accumulated deficit	(15,648,790)	(15,150,201)
Accumulated other comprehensive loss	(174,783)	(172,364)

TOTAL STOCKHOLDERS’ DEFICIT	(585,923)	(634,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$785,848	$842,273

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended March 31,
	2020	2019
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	65,959	135,411
General and administrative	454,777	518,604

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	520,736	654,015

LOSS FROM OPERATIONS	(520,736)	(654,015)

OTHER (EXPENSE) INCOME

Interest income	384	946
Interest expense	(38,986)	-
Realized gain on marketable securities	-	4,435
Change in fair value of derivative liability	60,749	49,402

TOTAL OTHER INCOME (EXPENSES)	22,147	54,783

LOSS BEFORE TAX	(498,589)	(599,232)

INCOME TAX EXPENSE	-	-

NET LOSS	$(498,589)	$(599,232)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Foreign exchange translation loss	(2,419)	(7,669)

TOTAL COMPREHENSIVE LOSS	$(501,008)	$(606,901)

Net loss per common share - Basic and Diluted	$(0.05)	$(0.06)

Weighted average common shares - Basic and Diluted	10,261,419	10,261,419

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2019 and the Three Months Ended March 31, 2020

(Unaudited)

	Series B Convertible				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the three months ended March 31, 2019

BALANCE - December 31, 2018	872,766	$1	10,261,419	$1,026	$13,357,920	$(13,399,290)	$(170,540)	$(210,883)

Unrealized gain on marketable securities	-	-	-	-	-	-	4,823	4,823
Foreign currency translation loss							(7,669)	(7,669)
Stock compensation - stock options	-	-	-	-	451,141	-	-	451,141

Net loss	-	-	-	-	-	(599,232)	-	(599,232)

BALANCE -March 31, 2019	872,766	$1	10,261,419	$1,026	$13,809,061	$(13,998,522)	$(173,386)	$(361,820)

For the three months ended March 31, 2020

BALANCE -December 31, 2019	872,766	$1	10,261,419	$1,026	$14,687,172	$(15,150,201)	$(172,364)	$(634,366)

Foreign currency translation loss	-	-	-	-	-	-	(2,419)	(2,419)
Stock compensation - stock options	-	-	-	-	360,436	-	-	360,436
Debt discount from beneficial conversion feature	-	-	-	-	89,204	-	-	89,204
Issuance of options for settlement of accrued payroll	-	-	-	-	93,950	-	-	93,950
Modification of warrants	-	-	-	-	5,861	-	-	5,861

Net loss	-	-	-	-	-	(498,589)	-	(498,589)

BALANCE -March 31, 2020	872,766	$1	10,261,419	$1,026	$15,236,623	$(15,648,790)	$(174,783)	$(585,923)

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(498,589)	$(599,232)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	84	85
Stock based compensation	360,436	451,141
Change in fair value of the derivative liability	(60,749)	(49,402)
Gain on sale of marketable securities	-	(4,435)
Amortization of debt discount	27,357	-
Modification of warrants	5,861	-
Changes in operating assets and liabilities
Prepaid expenses	11,669	38,492
Accounts payable and accrued expenses	(210,475)	(32,664)

NET CASH USED IN OPERATING ACTIVITIES	(364,406)	(196,015)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of marketable securities	-	250,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	250,000

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from PIK convertible notes	330,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	330,000	-

Effect of exchange rate on cash and cash equivalents	(10,245)	2,863

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,651)	56,848

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	798,623	362,486

CASH AND CASH EQUIVALENTS, END OF PERIOD	$753,972	$419,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Unrealized (gain) loss on marketable securities	$-	$4,823
Debt discount from beneficial conversion feature	$89,204	$-
Issuance of options for settlement of accrued payroll	$93,950	$-

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2020

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

On February 12, 2016, Protagenic Acquisition Corp., a wholly-owned subsidiary of the Company, merged (the “Merger”) with and into Prior Protagenic. Prior Protagenic was the surviving corporation of the Merger. As a result of the Merger, the Company acquired the business of Prior Protagenic and has continued the existing business operations of Prior Protagenic as a wholly-owned subsidiary. On June 17, 2016, Prior Protagenic merged with and into the Company with the Company as the surviving corporation in the merger. Immediately thereafter, the Company changed its name from Atrinsic, Inc. to Protagenic Therapeutics, Inc.

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

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC” for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2020 and 2019. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contain the audited financial statements and notes thereto, for the years ended December 31, 2019 and 2018 included within the Company’s Form 10-K filed with the SEC on April 29, 2020. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. While the Company’s marketable securities are cash equivalents it is the Company’s policy to present them separately on the balance sheet. As of March 31, 2020 and December 31, 2019, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was nominal for the three months ended March 31, 2020 and 2019.

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

During the three months ended March 31, 2020, the Company purchased $0 and sold $250,000 in marketable securities with a realized gain of $0 and $4,435 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, the Company owned marketable securities with a total value of $0 and $0, respectively. The Company recorded an unrealized gain on marketable securities of $0 and $4,823 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company held no marketable securities.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of March 31, 2020.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$(271,473)	$—	$—	$(271,473)	$(271,473)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2019.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$(332,222)	$—	$—	$(332,222)	$(332,222)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2020 and the year ended December 31, 2019:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2018	676,079
Change in fair value of derivative warrants liabilities	(343,857)
Balance, December 31, 2019	$332,222
Change in fair value of derivative warrants liabilities	(60,749)
Balance, March 31, 2020	$271,473

The fair value of the derivative feature of the 127,346 and 295,945 warrants issued to the placement agent of the Company’s 2016 private offering (the “2016 Offering”) and to a holder of its debt for debt cancellation in connection with the Merger, respectively on the issuance dates and at the balance sheet date were calculated using a Black-Scholes option model valued with the following assumptions:

	December 31, 2019	March 31,2020
Exercise price	1.25	1.25
Risk free interest rate	1.59%	0.17%
Dividend yield	0.00%	0.00%
Expected volatility	133%	166%
Contractual term	1.15 Years	0.90 Years

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

During the three months ended March 31, 2020 and 2019, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $60,749 and a gain of $49,402 relating to the change in fair value, respectively.

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

	Potentially Outstanding Dilutive Common Shares
	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	872,766

Stock Options	3,925,682	3,835,366

Warrants	3,826,658	3,826,658

Convertible Notes	800,000	536,000

Total potentially outstanding dilutive common shares	9,425,106	9,070,790

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31, 2020	December 31, 2019

Accounting	$36,161	$36,161
Research and development	437,854	650,584
Legal	15,273	15,273
Other	63,488	163,029

Total	$552,775	$865,047

On October 1, 2019, the Company entered into an agreement with a consultant for toxicology studies. The consultant quoted a commitment of approximately $988,000 as an estimate for the study. 50% of the total price was paid upon the signing of the agreement, 35% of the total price is to be upon completion of the in-life study, and the remaining 15% of the total price is to be paid upon the issuance of the report. If the Company cancels the study the Company will be required to pay a cancelation fee. If the cancelation happens prior to the arrival of the test animals then the Company will need to pay between 20% and 50% of the animal fees depending on when the cancellation happens. If the cancellation occurs after the animals arrive but before the study begins then the Company will be responsible for paying 50% of the protocol price plus a fee of $7,000 per room/week for animal husbandry until the animals can be relocated or disposed of. If the Company cancels the study after it has begun then the Company will need to pay any fees for procured items for the study and any nonrecoverable expenses incurred by the consultant. As of March 31, 2020 and December 31, 2019, the Company has paid $174,106 and $0 and there is a balance of $319,799 and $493,905 due, respectively.

On February 13, 2020, the Company issued 187,497 options to settle $93,950 in accrued compensations. The options are fully vested on issuance, have an exercise price of $1.75, and expire in 10 years from issuance.

NOTE 5 - DERIVATIVE LIABILITIES

Upon closing of the private placement transactions in 2016, the Company issued 127,346 and 295,945 warrants, respectively, to the placement agent of the 2016 Offering and to Strategic Bio Partners, a holder of the Company’s debt, for debt cancellation, respectively, to purchase the Company’s Series B Preferred Stock with an exercise price of $1.25 and a five-year term. Upon the effectiveness of our reverse stock split in July 2016, these became warrants to purchase our common stock on the same terms and conditions. The warrants, if exercised under the cashless provision, do not have an explicit limit on the number of shares that will be issued.

NOTE 6 – CONVERTIBLE NOTE PAYABLE (PIK NOTES)

Convertible Notes Payable

During the fourth quarter of 2019, the Company entered into a series of unsecured convertible notes (the “Convertible Notes”). The Convertible Notes have a total principal amount of $420,000. The Convertible Notes accrue 6% interest per year payable on October 31, 2020 and on the end of each calendar year thereafter, payable by a corresponding increase in the principal amount of each Convertible   Note that increases to 12% per year (the Default Rate”) in the case a default. The Company will pay (a “PIK Payment”) the interest due by adding such interest (including interest at the Default Rate) to the then-outstanding principal amount of the Convertible Notes on each interest payment date and on the maturity date. Each PIK Payment will be preceded by written notice from the Company to the Convertible Note holder setting forth in reasonable detail the amount of such PIK Payment and the principal amount of the Convertible Note following such PIK Payment. The Convertible Notes are due on November 6, 2023. The Convertible Notes are convertible into shares of the Company’s common stock with a conversion price of $1.25 per share, subject to adjustment in certain circumstances.

During the first quarter of 2020, the Company issued additional Convertible Notes in the aggregate principal amount of $330,000. The notes accrue 6% interest per year payable on October 31, 2020 and on the end of each calendar year thereafter, payable by a corresponding increase in the principal amount of each   note that increases to 12% per year in the case of the notes entering default. The Company will pay (a “PIK Payment”) the interest due by adding such interest (including interest at the Default Rate) to the then-outstanding principal amount of the Notes on each interest payment date and on the Maturity Date. Each PIK Payment will be preceded by written notice from the Company to the Note holder setting forth in reasonable detail the amount of such PIK Payment and the principal amount of the Note following such PIK Payment. The notes are due on November 6, 2023. The notes are convertible into shares of the Company’s common stock with an exercise price of $1.25 per share.

The Company has evaluated the terms of the Convertible Notes and determined that there are no derivative features in the Convertible Notes. These Convertible Notes do have a beneficial conversion feature and recorded a total debt discount of $341,204 with $89,204 being recorded in the three months ended March 31, 2020. During the three months ended March 31, 2020 and 2019, the Company amortized $17,943 and $0 of the debt discount, respectively. At March 31, 2020 and December 31, 2019, the Company had an unamortized debt discount of $316,440 and $245,179, respectively.

As of March 31, 2020 and December 31, 2019, the Company owes $750,000 and $420,000 on the outstanding Convertible Notes, respectively.

Convertible Notes Payable – Related Party

During the fourth quarter of 2019, the Company issued Convertible Notes in the aggregate principal amount of $250,000 to related parties. The notes accrue 6% interest per year payable on October 31, 2020 and on the end of each calendar year thereafter, payable by a corresponding increase in the principal amount of each Convertible Note that increases to 12% per year in the case of the notes entering default. The Company will pay (a “PIK Payment”) the interest due by adding such interest (including interest at the Default Rate) to the then-outstanding principal amount of the Notes on each interest payment date and on the Maturity Date. Each PIK Payment will be preceded by written notice from the Company to the Note holder setting forth in reasonable detail the amount of such PIK Payment and the principal amount of the Note following such PIK Payment. The notes are due on November 6, 2023. The notes are convertible into shares of the Company’s common stock with an exercise price of $1.25 per share.

The Company has evaluated the terms of the notes and determined that there are no derivative features in the note. The Convertible Notes issued to related parties have a beneficial conversion feature and, accordingly, the Company recorded a debt discount of $150,000. During the three months ended March 31, 2020 and 2019, the Company amortized $9,414 and $0 of the debt discount, respectively, on Convertible Notes issued to related parties. At March 31, 2020 and December 31, 2019, the Company had an unamortized debt discount of $136,037 and $154,451, respectively, on Convertible Notes issued to related parties.

As of March 31, 2020 and December 31, 2019, the Company owes $250,000 and $250,000 on the outstanding notes, respectively, held by related parties.

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

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On each of January 1, 2017, January 1, 2019 and January 1, 2020, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares, or a total of 1,693,134 shares. As a result of these increases, as of December 31, 2019 and March 31, 2020, the aggregate number of shares of common stock available for awards under the 2016 Plan was 4,304,245 shares and 4,868,623 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 5,222,863 options outstanding as of March 31, 2020. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.75
Expected dividend yield	0%
Risk free interest rate	1.61%
Expected life in years	10
Expected volatility	140%

There were 3,835,366 options outstanding as of December 31, 2019. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.00 - $1.75
Expected dividend yield	0%
Risk free interest rate	2.09% - 2.70%
Expected life in years	10
Expected volatility	137% - 140%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Stock Options

Outstanding December 31, 2018	3,846,299	$1.36	7.20
Granted	126,567	$1.15	9.20
Expired	(137,500)	$1.75
Outstanding December 31, 2019	3,835,366	$1.34	6.02
Granted	1,387,497	$1.75	9.88
Expired	-	$-
Outstanding March 31, 2020	5,222,863	$1.45	7.02

A summary of the status of the Company’s nonvested options as of March 31, 2020, and changes during the three months ended March 31, 2020, is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at December 31, 2018	800,210	$1.63
Granted	126,567	$1.15
Vested	(584,895)	$1.46
Forfeited	(137,500)	$1.75
Nonvested at December, 2019	204,382	$1.74
Granted	1,387,497	$1.75
Vested	(294,698)	$1.36
Forfeited	-	$-
Nonvested at March 31, 2020	1,297,181	$1.74

As of March 31, 2020, the Company had 5,222,863 shares issuable under options outstanding at a weighted average exercise price of $1.45 and an intrinsic value of $1,522,414.

As of December 31, 2019, the Company had 3,835,366 shares issuable under options outstanding at a weighted average exercise price of $1.34 and an intrinsic value of $635,536.

The total number of options granted during the three months ended March 31, 2020 and 2019 was 1,387,497 and 101,567, respectively. The exercise price for these options was $1.00 per share or $1.75 per share.

The Company recognized compensation expense related to options issued of $360,436 and $451,141 during the three months ended March 31, 2020 and 2019, respectively, which is included in general and administrative expenses and research and development expenses. For the three months ended March 31, 2020, $298,100 of the stock compensation was related to employees and $62,336 was related to non-employees.

As of March 31, 2020, the unamortized stock option expense was $1,755,488 with $1,122,398 being related to employees and $633,090 being related to non-employees. As of March 31, 2020, the weighted average period for the unamortized stock compensation to be recognized is 2.82 years.

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

On February 21, 2020, the Company issued a total of 1,387,497 options to purchase shares of the Company’s common stock to sixteen individuals with 1,362,497 option going to twelve related parties. From these options, 187,497 options were used to settle $93,950 in accrued compensations. These options have an exercise price of $1.75. 187,497 of the options vest immediately, 510,000 of the options vest monthly over 12 months, 5,000 of the options vest monthly over 24 months, 420,000 of the options vest monthly over 36 months, and 265,000 of the options vest monthly over 48 months. These options were approved by the board of directors on February 13, 2020 and the final agreements are in process.

Warrants:

In connection with the Merger, all of the issued and outstanding warrants to purchase shares of Prior Protagenic common stock converted, on a 1 for 1 basis, into new warrants (the “New Warrants”) to purchase shares of our Series B Preferred Stock.

Simultaneously with the Merger and the 2016 Offering, New Warrants to purchase 3,403,367 shares of Series B Preferred Stock at an average exercise price of approximately $1.05 per share were issued to holders of Prior Protagenic warrants; additionally, the holder of $665,000 of our debt and $35,000 of accrued interest exchanged such debt for five-year warrants to purchase 295,945 shares of Series B Preferred Stock at $1.25 per share. Warrants to purchase 127,346 shares of Series B Preferred Stock at an exercise price of $1.25 per share were issued to the placement agent in connection with the 2016 Offering. These warrants to purchase 423,291 shares of Series B Preferred Stock have been recorded as derivative liabilities. All of these warrants automatically converted into warrants to purchase our common stock upon the effectiveness of our reverse stock split in July 2016. See Note 5.

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Warrants

Outstanding December 31, 2018	3,826,658	$1.05	3.69
Granted	-	-	-
Outstanding December 31, 2019	3,826,658	$1.05	2.69
Granted	-	-	-
Outstanding March 31, 2020	3,826,658	$1.05	2.49

As of March 31, 2020, the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $488,539.

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

The Company and the University entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism” (the “New Project”). The New Project is to perform research related to work done by Dr. David A. Lovejoy, a professor at the University and stockholder of the Company, in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, Dr. Lovejoy entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2016. In February 2017, the New Research Agreement was extended to December 31, 2017. The extension allowed for further development of the technologies and use of their applications. On April 10, 2018, the agreement was amended and the research agreement has been further extended to December 31, 2023.

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ends on April 1, 2022. As of March 31, 2020, Dr. David Lovejoy of the University has been granted 533,299 stock options, of which 514,445 are fully vested. These have an exercise price of $1.00, $1.25 or 1.75 and are exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027 or on October 16, 2027.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $48,734 for the three months ended March 31, 2020 and 2019, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three months ended March 31, 2020 and 2019 and therefore was not subject to paying any royalties.

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

On February 13, 2020, the Company issued 50,000 options to purchase common stock to a related party. These options had an exercise price of $1.75 and a term of 48 months. (See Note 7)

NOTE 11 - SUBSEQUENT EVENTS

During the second quarter of 2020, the Company issued 4 Convertible Notes with a total principal amount of $145,000. The notes accrue 6% interest per year payable on October 31, 2020 and on the end of each calendar year thereafter, payable by a corresponding increase in the principal amount of each Convertible Note payable by a corresponding increase in the principal amount of each note, that increases to 12% per year in the case of the notes entering default. The notes are due on November 6, 2023. The notes are convertible into shares of the Company’s common stock with an exercise price of $1.25 per share.

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

Results of Operations

We are a development stage company currently performing clinical trials to obtain Food and Drug Administration (“FDA”) approval and commercialization of our product.

During the three months ended March 31, 2020, we incurred a loss from operations of $520,736 as compared to $654,015 for the three months ended March 31, 2019. The decrease in the loss is due to a decrease in research and development expense of $69,452 from $135,411 for the three months ended March 31, 2019 to $65,959 for the three months ended March 31, 2020, and a decrease in general and administrative expenses of $63,827 from $518,604 for the three months ended March 31, 2019 to $454,777 for the three months ended March 31, 2020 due to an decrease in stock compensation expense.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations and peptide synthesizer companies. These expenses could also include business combinations, capital expenditures, and new drug development working capital requirements. As of March 31, 2020, we had cash of $753,972 and working capital deficit of $38,591. The Company currently has a derivative liability on the books in the amount of $271,473 and we don’t expect to settle this liability in cash. Removing the derivative liability from the working capital calculation would increase our working capital to $232,882. We anticipate further losses from the development of our business. Based on its current forecast and budget, management believes that the Company’s cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2020. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the fourth quarter of 2020.

Operating activities used $364,405 and $196,015 in cash for the three months ended March 31, 2020 and 2019, respectively. The use of cash in operating activities during the three months ended March 31, 2020, primarily comprised of $498,589 net loss, $360,436 in stock compensation expense, $60,749 of change in the fair value of the derivative liability since December 31, 2019, an decrease in prepaid expenses of $11,669, and a $210,475 decrease   of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $0 and $250,000 in cash for the three months ended March 31, 2020 and 2019, respectively.

Financing activities provided $330,000 and $0 in cash the three months ended March 31, 2020 and 2019. The cash provided by operations came from proceeds from convertible notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of March 31, 2020. Based on this evaluation, we have identified a material weakness in our internal control over financial reporting. Due to this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness we identified is described below:

1)	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2)	Limited level of multiple reviews among those tasked with preparing the financial statements.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the first quarter of 2020, the Company issued additional Convertible Notes in the aggregate principal amount of $330,000. (See Note 6)

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

Date: June 18, 2020	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

