Form 10-Q
period 2020-06-30
Protagenic Therapeutics, Inc.\new
filed 2020-08-14
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

[  ] Yes [X] No

As of August 11, 2020, there were 10,261,419 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$1,181,296	$798,623
Prepaid expenses	6,498	43,354

TOTAL CURRENT ASSETS	1,187,794	841,977

Equipment - net	117	296

TOTAL ASSETS	$1,187,911	$842,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	504,867	865,047
Derivative liability	295,033	332,222

TOTAL CURRENT LIABILITIES	799,900	1,197,269

PIK convertible notes payable, net of debt discount	960,711	174,821
PIK convertible notes payable, net of debt discount - related party	173,377	104,549

TOTAL LIABILITIES	1,933,988	1,476,639

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 872,766 shares issued and outstanding at June 30, 2020, and December 31, 2019	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,261,419 shares issued and outstanding at June 30 2020, and December 31, 2019	1,026	1,026
Additional paid-in-capital	15,642,739	14,687,172
Accumulated deficit	(16,216,144)	(15,150,201)
Accumulated other comprehensive loss	(173,699)	(172,364)

TOTAL STOCKHOLDERS’ DEFICIT	(746,077)	(634,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,187,911	$842,273

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	52,008	125,264	117,967	260,675
General and administrative	436,935	380,000	891,712	898,604

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	488,943	505,264	1,009,679	1,159,279

LOSS FROM OPERATIONS	(488,943)	(505,264)	(1,009,679)	(1,159,279)

OTHER (EXPENSE) INCOME

Interest income	93	260	477	1,206
Interest expense	(54,944)	-	(93,930)	-
Realized gain on marketable securities	-	-	-	4,435
Change in fair value of derivative liability	(23,560)	226,498	37,189	275,900

TOTAL OTHER INCOME (EXPENSES)	(78,411)	226,758	(56,264)	281,541

LOSS BEFORE TAX	(567,354)	(278,506)	(1,065,943)	(877,738)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(567,354)	$(278,506)	$(1,065,943)	$(877,738)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Foreign exchange translation income (loss)	1,084	291	(1,335)	(7,378)

TOTAL COMPREHENSIVE LOSS	$(566,270)	$(278,215)	$(1,067,278)	$(885,116)

Net loss per common share - Basic and Diluted	$(0.06)	$(0.03)	$(0.10)	$(0.09)

Weighted average common shares - Basic and Diluted	10,261,419	10,261,419	10,261,419	10,261,419

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2019 and the Six Months Ended June 30, 2020

(Unaudited)

	Series B Convertible				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the six months ended June 30, 2019

BALANCE - December 31, 2018	872,766	$1	10,261,419	$1,026	$13,357,920	$(13,399,290)	$(170,540)	$(210,883)

Unrealized gain on marketable securities	-	-	-	-	-	-	4,823	4,823
Foreign currency translation loss							(7,669)	(7,669)
Stock compensation - stock options	-	-	-	-	451,141	-	-	451,141

Net loss	-	-	-	-	-	(599,232)	-	(599,232)

BALANCE -March 31, 2019	872,766	$1	10,261,419	$1,026	$13,809,061	$(13,998,522)	$(173,386)	$(361,820)

Foreign currency translation gain							291	291
Stock compensation - stock options					260,560			260,560

Net loss						(278,506)		(278,506)

BALANCE -June 30, 2019	872,766	$1	10,261,419	$1,026	$14,069,621	$(14,277,028)	$(173,095)	$(379,475)

For the six months ended June 30, 2020

BALANCE -December 31, 2019	872,766	$1	10,261,419	$1,026	$14,687,172	$(15,150,201)	$(172,364)	$(634,366)

Foreign currency translation loss	-	-	-	-	-	-	(2,419)	(2,419)
Stock compensation - stock options	-	-	-	-	360,436	-	-	360,436
Debt discount from beneficial conversion feature	-	-	-	-	89,204	-	-	89,204
Issuance of options for settlement of accrued payroll	-	-	-	-	93,950	-	-	93,950
Modification of warrants	-	-	-	-	5,861	-	-	5,861

Net loss	-	-	-	-	-	(498,589)	-	(498,589)

BALANCE -March 31, 2020	872,766	$1	10,261,419	$1,026	$15,236,623	$(15,648,790)	$(174,783)	$(585,923)

Foreign currency translation gain	-	-	-	-	-	-	1,084	1,084
Stock compensation - stock options	-	-	-	-	304,148	-	-	304,148
Stock compensation - warrants	-	-	-	-	86,968	-	-	86,968
Debt discount from beneficial conversion feature	-	-	-	-	15,000	-	-	15,000

Net loss	-	-	-	-	-	(567,354)	-	(567,354)

BALANCE -June 30, 2020	872,766	$1	10,261,419	$1,026	$15,642,739	$(16,216,144)	$(173,699)	$(746,077)

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,065,943)	$(877,738)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	165	169
Stock based compensation	751,552	711,701
Change in fair value of the derivative liability	(37,189)	(275,900)
Gain on sale of marketable securities	-	(4,435)
Amortization of debt discount	58,923	-
Modification of warrants	5,861	-
Changes in operating assets and liabilities
Prepaid expenses	36,856	73,638
Accounts payable and accrued expenses	(260,322)	95,759

NET CASH USED IN OPERATING ACTIVITIES	(510,097)	(276,806)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of marketable securities	-	250,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	250,000

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from PIK convertible notes	850,000	-
Proceeds from PIK convertible notes - related party	50,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	900,000	-

Effect of exchange rate on cash and cash equivalents	(7,230)	3,864

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	382,673	(22,942)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	798,623	362,486

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,181,296	$339,544

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Unrealized (gain) loss on marketable securities	$-	$4,823
Debt discount from beneficial conversion feature	$104,204	$-
Issuance of options for settlement of accrued payroll	$93,950	$-

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2020

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred significant reoccurring losses resulting in an accumulated deficit. The Company anticipates further losses in the development of its business. The Company had negative cash flows used in operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on its current forecast and budget, management believes that its cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2021. Absent generation of sufficient revenue from the execution of the Company’s business plan and sales revenue is not anticipated before 2024, the Company will need to obtain debt or equity financing by the third quarter of 2021. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC” for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2020 and 2019. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contain the audited financial statements and notes thereto, for the years ended December 31, 2019 and 2018 included within the Company’s Form 10-K filed with the SEC on April 29, 2020. The interim results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. While the Company’s marketable securities are cash equivalents it is the Company’s policy to present them separately on the balance sheet. As of June 30, 2020 and December 31, 2019, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was nominal for the three and six months ended June 30, 2020 and 2019.

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

During the six months ended June 30, 2020, the Company purchased $0 and sold $250,000 in marketable securities with a realized gain of $0 and $4,435 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, the Company owned marketable securities with a total value of $0 and $0, respectively. The Company recorded an unrealized gain on marketable securities of $0 and $4,823 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the Company held no marketable securities.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value as of June 30, 2020.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$(295,033)	$—	$—	$(295,033)	$(295,033)

The following table provides a summary of financial instruments that are measured at fair value as of December 31, 2019.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$(332,222)	$—	$—	$(332,222)	$(332,222)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2020 and the year ended December 31, 2019:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2018	676,079
Change in fair value of derivative warrants liabilities	(343,857)
Balance, December 31, 2019	$332,222
Change in fair value of derivative warrants liabilities	(37,189)
Balance, June 30, 2020	$295,033

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

	December 31, 2019	June 30 ,2020
Exercise price	1.25	1.25
Risk free interest rate	1.59%	0.18%
Dividend yield	0.00%	0.00%
Expected volatility	133%	213%
Contractual term	1.15 Years	0.65 Years

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

During the six months ended June 30, 2020 and 2019, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $37,189 and a gain of $275,900 relating to the change in fair value, respectively.

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

	Potentially Outstanding Dilutive Common Shares
	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	872,766

Stock Options	4,028,162	3,835,366

Warrants	3,908,258	3,826,658

Convertible Notes	1,256,000	536,000

Total potentially outstanding dilutive common shares	10,065,186	9,070,790

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30, 2020	December 31, 2019

Accounting	$43,161	$36,161
Research and development	377,484	650,584
Legal	-	15,273
Other	84,222	163,029

Total	$504,867	$865,047

On October 1, 2019, the Company entered into an agreement with a consultant for toxicology studies. The consultant quoted a commitment of approximately $988,000 as an estimate for the study. 50% of the total price was paid upon the signing of the agreement, 35% of the total price is to be upon completion of the in-life study, and the remaining 15% of the total price is to be paid upon the issuance of the report. If the Company cancels the study the Company will be required to pay a cancelation fee. If the cancelation happens prior to the arrival of the test animals then the Company will need to pay between 20% and 50% of the animal fees depending on when the cancellation happens. If the cancellation occurs after the animals arrive but before the study begins then the Company will be responsible for paying 50% of the protocol price plus a fee of $7,000 per room/week for animal husbandry until the animals can be relocated or disposed of. If the Company cancels the study after it has begun then the Company will need to pay any fees for procured items for the study and any nonrecoverable expenses incurred by the consultant. As of June 30, 2020 and December 31, 2019, the Company has paid $174,106 and $0 and there is a balance of $319,799 and $493,905 due, respectively.

On February 13, 2020, the Company issued 187,497 options to the Company’s CFO to settle $93,950 in accrued compensations. The options are fully vested on issuance, have an exercise price of $1.75, and expire in 10 years from issuance.

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

During the second quarter of 2020, the Company issued additional unsecured Convertible Notes in the aggregate principal amount of $850,000. The notes accrue 6% interest per year payable on October 31, 2020 and on the end of each calendar year thereafter,   The notes accrue 6% interest per year payable on October 31, 2020 and on the end of each calendar year thereafter, payable by a corresponding increase in the principal amount of each note that increases to 12% per year in the case of the notes entering default. The Company will pay (a “PIK Payment”) the interest due by adding such interest (including interest at the Default Rate) to the then-outstanding principal amount of the Notes on each interest payment date and on the Maturity Date. Each PIK Payment will be preceded by written notice from the Company to the Note holder setting forth in reasonable detail the amount of such PIK Payment and the principal amount of the Note following such PIK Payment. The notes are due on November 6, 2023. The notes are convertible into shares of the Company’s common stock with an exercise price of $1.25 per share.

The Company has evaluated the terms of the Convertible Notes and determined that there are no derivative features in the Convertible Notes. These Convertible Notes do have a beneficial conversion feature and recorded a total debt discount of $356,204 with $104,204 being recorded in the six months ended June 30, 2020. During the six months ended June 30, 2020 and 2019, the Company amortized $40,095 and $0 of the debt discount, respectively. At June 30, 2020 and December 31, 2019, the Company had an unamortized debt discount of $309,289 and $245,179, respectively.

As of June 30, 2020 and December 31, 2019, the Company owes $1,270,000 and $420,000 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Twelve Months Ending June 30,	Amount due
2021	$-
2022	-
2023	-
2024	1,270,000
2025	-
Total	$1,270,000

Convertible Notes Payable – Related Party

During the fourth quarter of 2019, the Company issued unsecured Convertible Notes in the aggregate principal amount of $250,000 to related parties. The notes accrue 6% interest per year payable on October 31, 2020 and on the end of each calendar year thereafter, payable by a corresponding increase in the principal amount of each Convertible Note that increases to 12% per year in the case of the notes entering default. The Company will pay (a “PIK Payment”) the interest due by adding such interest (including interest at the Default Rate) to the then-outstanding principal amount of the Notes on each interest payment date and on the Maturity Date. Each PIK Payment will be preceded by written notice from the Company to the Note holder setting forth in reasonable detail the amount of such PIK Payment and the principal amount of the Note following such PIK Payment. The notes are due on November 6, 2023. The notes are convertible into shares of the Company’s common stock with an exercise price of $1.25 per share.

During the second quarter of, 2020, the Company issued additional unsecured Convertible Notes in the aggregate principal amount of $50,000. The notes accrue 6% interest per year payable on October 31, 2020 and on the end of each calendar year thereafter, payable by a corresponding increase in the principal amount of each note that increases to 12% per year in the case of the notes entering default. The Company will pay (a “PIK Payment”) the interest due by adding such interest (including interest at the Default Rate) to the then-outstanding principal amount of the Notes on each interest payment date and on the Maturity Date. Each PIK Payment will be preceded by written notice from the Company to the Note holder setting forth in reasonable detail the amount of such PIK Payment and the principal amount of the Note following such PIK Payment. The notes are due on November 6, 2023. The notes are convertible into shares of the Company’s common stock with an exercise price of $1.25 per share.

The Company has evaluated the terms of the notes and determined that there are no derivative features in the note. The Convertible Notes issued to related parties have a beneficial conversion feature and, accordingly, the Company recorded a debt discount of $150,000 during the year ended December 31, 2019. No debt discount was recorded during the six months ended June 30, 2020. During the six months ended June 30, 2020 and 2019, the Company amortized $18,828 and $0 of the debt discount, respectively, on Convertible Notes issued to related parties. Additionally, a fee of $9,000 was expensed related to the notes. At June, 30, 2020 and December 31, 2019, the Company had an unamortized debt discount of $126,623 and $154,451, respectively, on Convertible Notes issued to related parties.

As of June 30, 2020 and December 31, 2019, the Company owes $300,000 and $250,000 on the outstanding notes, respectively, held by related parties.

Maturity Date of Notes for Twelve Months Ending June 30,	Amount due
2021	$-
2022	-
2023	-
2024	300,000
2025	-
Total	$300,000

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

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On each of January 1, 2017, January 1, 2019 and January 1, 2020, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares, or a total of 1,693,134 shares. As a result of these increases, as of December 31, 2019 and June 30, 2020, the aggregate number of shares of common stock available for awards under the 2016 Plan was 4,304,245 shares and 4,868,623 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 5,222,863 options outstanding as of June 30, 2020. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.75
Expected dividend yield	0%
Risk free interest rate	1.61%
Expected life in years	10
Expected volatility	140%

There were 3,835,366 options outstanding as of December 31, 2019. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.00 - $1.75
Expected dividend yield	0%
Risk free interest rate	2.09% - 2.70%
Expected life in years	10
Expected volatility	137% - 140%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Stock Options

Outstanding December 31, 2018	3,846,299	$1.36	7.20
Granted	126,567	$1.15	9.20
Expired	(137,500)	$1.75
Outstanding December 31, 2019	3,835,366	$1.34	6.02
Granted	1,387,497	$1.75	9.88
Expired	-	$-
Outstanding June 30, 2020	5,222,863	$1.45	6.77

A summary of the status of the Company’s nonvested options as of June 30, 2020, and changes during the six months ended June 30, 2020, is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at December 31, 2018	800,210	$1.63
Granted	126,567	$1.15
Vested	(584,895)	$1.46
Forfeited	(137,500)	$1.75
Nonvested at December, 2019	204,382	$1.74
Granted	1,387,497	$1.75
Vested	(397,178)	$1.74
Forfeited	-	$-
Nonvested at June 30, 2020	1,194,701	$1.75

As of June 30, 2020, the Company had 5,222,863 shares issuable under options outstanding at a weighted average exercise price of $1.45 and an intrinsic value of $1,470,186.

As of December 31, 2019, the Company had 3,835,366 shares issuable under options outstanding at a weighted average exercise price of $1.34 and an intrinsic value of $635,536.

The total number of options granted during the six months ended June 30, 2020 and 2019 was 1,387,497 and 126,567, respectively. The exercise price for these options was $1.00 per share or $1.75 per share.

The Company recognized compensation expense related to options issued of $304,148 and $260,560 during the three months ended June 30, 2020 and 2019, respectively, which is included in general and administrative expenses and research and development expenses. For the three months ended June 30, 2020, $209,089 of the stock compensation was related to employees and $95,059 was related to non-employees.

The Company recognized compensation expense related to options issued of $664,583 and $711,701 during the six months ended June 30, 2020 and 2019, respectively, which is included in general and administrative expenses and research and development expenses. For the six months ended June 30, 2020, $507,189 of the stock compensation was related to employees and $157,395 was related to non-employees.

As of June 30, 2020, the unamortized stock option expense was $1,373,645 with $842,832 being related to employees and $530,813 being related to non-employees. As of June 30, 2020, the weighted average period for the unamortized stock compensation to be recognized is 2.59 years.

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

On February 21, 2020, the Company issued a total of 1,387,497 options   to purchase shares of the Company’s common stock to sixteen individuals with 1,362,497 option going to twelve related parties. These options had a grant date fair value of $1,901,724. From these options, 187,497 options were used to settle $93,950 in accrued compensations. These options have an exercise price of $1.75. 187,497 of the options vest immediately, 510,000 of the options vest monthly over 12 months, 5,000 of the options vest monthly over 24 months, 420,000 of the options vest monthly over 36 months, and 265,000 of the options vest monthly over 48 months. These options were approved by the board of directors on February 13, 2020 and the final agreements are in process.

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

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Warrants

Outstanding December 31, 2018	3,826,658	$1.05	3.69
Granted	-	-	-
Outstanding December 31, 2019	3,826,658	$1.05	2.69
Granted	81,600	1.25	5.00
Outstanding June 30, 2020	3,908,258	$1.05	2.30

As of June 30, 2020, the Company had 3,908,258 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $450,681.

As of December 31, 2019, the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $1,375,990.

The Company recognized compensation expense related to warrants issued of $86,969 and $0 during the six months ended June 30, 2020 and 2019, respectively, which is included in general and administrative expenses.

On February 21, 2020, the Company extended the expiration date for 100,000 warrants to purchase shares of the Company’s common stock. The expiration date was extended by two years from January 2, 2020 to January 2, 2022. These warrants have exercise price of $1.25 and are fully vested.

On June 30, 2020, the Company issued 81,600 warrants to purchase shares of the Company’s common stock. These warrants had an exercise price of $1.25 and a term of 5 years. These warrants have a Black-Scholes value of $86,969 which was fully expensed during the six months ended June 30, 2020. These warrants were issued as compensation to the placement agents in connection with the Company’s private placement offering of debt.

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

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ends on April 1, 2022. As of June 30, 2020, Dr. David Lovejoy of the University has been granted 553,299 stock options, of which 517,987 are fully vested. These have an exercise price of $1.00, $1.25 or 1.75 and are exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027, October 16, 2027 or on February 13, 2030.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $48,580 for the six months ended June 30, 2020 and 2019, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the six months ended June 30, 2020 and 2019 and therefore was not subject to paying any royalties.

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

On July 18, 2020, the Company issued 124,998 options to a related party. These options have an exercise price of $1.75 and a term of ten years.

On July 18, 2020, the Board of Directors Increased the size of the Board from five directors to six directors and Appoint Jennifer Buell, Ph.D. as a member of the Board, effective immediately, to fill the vacancy created by such increase and to serve until the next annual meeting of shareholders. Dr. Buell was issued options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The options vest as follows: monthly over 48 months. In recognition of her upcoming service as a Director of the Company, Dr. Buell was issued 45,000 options that vest monthly over 12 months. In each case the vesting commenced on the date of grant, July 18, 2020.

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

During the three months ended June 30, 2020, we incurred a loss from operations of $488,943 as compared to $505,264 for the three months ended June 30, 2019. The decrease in the loss is due to a decrease in research and development expense of $73,256 from $125,264 for the three months ended June 30, 2019 to $52,008 for the three months ended June 30, 2020, and   offset by an increase in general and administrative expenses of $56,935 from $380,000 for the three months ended June 30, 2019 to $436,935 for the three months ended June 30, 2020 due to an increase in stock compensation expense.

During the six months ended June 30, 2020, we incurred a loss from operations of $1,009,679 as compared to $1,159,279 for the six months ended June 30, 2019. The decrease in the loss is due to a decrease in research and development expense of $142,708 from $260,675 for the six months ended June 30, 2019 to $117,967 for the six months ended June 30, 2020, and a decrease in general and administrative expenses of $6,892 from $898,604 for the six months ended June 30, 2019 to $891,712 for the six months ended June 30, 2020.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations and peptide synthesizer companies. These expenses could also include business combinations, capital expenditures, and new drug development working capital requirements. As of June 30, 2020, we had cash of $1,181,296 and working capital of $387,894. The Company currently has a derivative liability on the books in the amount of $295,033 and we don’t expect to settle this liability in cash. Removing the derivative liability from the working capital calculation would increase our working capital to $682,927. We anticipate further losses from the development of our business. Based on its current forecast and budget, management believes that the Company’s cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2021 Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2021

Operating activities used $510,097 and $276,806 in cash for the six months ended June 30, 2020 and 2019, respectively. The use of cash in operating activities during the six months ended June 30, 2020, primarily comprised of $1,065,943 net loss, $751,552 in stock compensation expense, $37,189 of change in the fair value of the derivative liability since December 31, 2019, an decrease in prepaid expenses of $36,856, and a $260,322 decrease of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $0 and $250,000 in cash for the six months ended June 30, 2020 and 2019, respectively.

Financing activities provided $900,000   and $0 in cash the six months ended June 30, 2020 and 2019. The cash provided by operations came from proceeds from convertible notes of $900,000 of which $50,000 from a related party.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of June 30, 2020. Based on this evaluation, we have identified a material weakness in our internal control over financial reporting. Due to this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the six months ended June 30, 2020, the Company issued additional Convertible Notes in the aggregate principal amount of $900,000. (See Note 6)

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

Date: August 14, 2020	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

