Form 10-Q
period 2020-09-30
Protagenic Therapeutics, Inc.\new
filed 2020-11-16
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

[  ] Yes [X] No

As of November 16, 2020, there were 10,360,480 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$988,574	$798,623
Prepaid expenses	13,405	43,354

TOTAL CURRENT ASSETS	1,001,979	841,977

Equipment - net	35	296

TOTAL ASSETS	$1,002,014	$842,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	521,835	865,047
Derivative liability	190,315	332,222

TOTAL CURRENT LIABILITIES	712,150	1,197,269

PIK convertible notes payable, net of debt discount	1,027,689	174,821
PIK convertible notes payable, net of debt discount - related party	282,895	104,549

TOTAL LIABILITIES	2,022,734	1,476,639

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 872,766 shares issued and outstanding at September 30, 2020, and December 31, 2019	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,360,480 and 10,261,419 shares issued and outstanding at September 30 2020, and December 31, 2019	1,036	1,026
Additional paid-in-capital	16,326,490	14,687,172
Accumulated deficit	(17,175,284)	(15,150,201)
Accumulated other comprehensive loss	(172,963)	(172,364)

TOTAL STOCKHOLDERS’ DEFICIT	(1,020,720)	(634,366)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,002,014	$842,273

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	539,770	31,153	657,737	291,828
General and administrative	552,246	158,469	1,356,990	1,057,073

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	1,092,016	189,622	2,014,727	1,348,901

LOSS FROM OPERATIONS	(1,092,016)	(189,622)	(2,014,727)	(1,348,901)

OTHER (EXPENSE) INCOME

Interest income	17	1,108	494	2,314
Interest expense	(58,827)	-	(152,757)	-
Realized gain on marketable securities	-	-	-	4,435
Change in fair value of derivative liability	104,718	65,207	141,907	341,107

TOTAL OTHER INCOME (EXPENSES)	45,908	66,315	(10,356)	347,856

LOSS BEFORE TAX	(1,046,108)	(123,307)	(2,025,083)	(1,001,045)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(1,046,108)	$(123,307)	$(2,025,083)	$(1,001,045)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Foreign exchange translation income (loss)	736	(20)	(599)	(7,398)

TOTAL COMPREHENSIVE LOSS	$(1,045,372)	$(123,327)	$(2,025,682)	$(1,008,443)

Net loss per common share - Basic and Diluted	$(0.10)	$(0.01)	$(0.20)	$(0.10)

Weighted average common shares - Basic and Diluted	10,275,758	10,261,419	10,274,005	10,261,419

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2020 and the Nine Months Ended September 30, 2019

(Unaudited)

	Series B						Accumulated
	Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the nine months ended September 30, 2019

BALANCE - December 31, 2018	872,766	$1	10,261,419	$1,026	$13,357,920	$(13,399,290)	$(170,540)	$(210,883)

Unrealized gain on marketable securities	-	-	-	-	-	-	4,823	4,823
Foreign currency translation loss							(7,669)	(7,669)
Stock compensation - stock options	-	-	-	-	451,141	-	-	451,141

Net loss	-	-	-	-	-	(599,232)	-	(599,232)

BALANCE -March 31, 2019	872,766	$1	10,261,419	$1,026	$13,809,061	$(13,998,522)	$(173,386)	$(361,820)

Foreign currency translation gain	-	-	-	-	-	-	291	291
Stock compensation - stock options	-	-	-	-	260,560	-	-	260,560

Net loss	-	-	-	-	-	(278,506)	-	(278,506)

BALANCE -June 30, 2019	872,766	$1	10,261,419	$1,026	$14,069,621	$(14,277,028)	$(173,095)	$(379,475)

Foreign currency translation loss	-	-	-	-	-	-	(20)	(20)
Stock compensation - stock options	-	-	-	-	139,066	-	-	139,066

Net loss	-	-	-	-	-	(123,307)	-	(123,307)

BALANCE -September 30, 2019	872,766	$1	10,261,419	$1,026	$14,208,687	$(14,400,335)	$(173,115)	$(363,736)

For the nine months ended September 30, 2020

BALANCE -December 31, 2019	872,766	$1	10,261,419	$1,026	$14,687,172	$(15,150,201)	$(172,364)	$(634,366)

Foreign currency translation loss	-	-	-	-	-	-	(2,419)	(2,419)
Stock compensation - stock options	-	-	-	-	360,436	-	-	360,436
Debt discount from beneficial conversion feature	-	-	-	-	89,204	-	-	89,204
Issuance of options for settlement of accrued payroll	-	-	-	-	93,950	-	-	93,950
Modification of warrants	-	-	-	-	5,861	-	-	5,861

Net loss	-	-	-	-	-	(498,589)	-	(498,589)

BALANCE -March 31, 2020	872,766	$1	10,261,419	$1,026	$15,236,623	$(15,648,790)	$(174,783)	$(585,923)

Foreign currency translation gain	-	-	-	-	-	-	1,084	1,084
Stock compensation - stock options	-	-	-	-	304,148	-	-	304,148
Debt discount from warrants issued to placement agents- offering cost	-	-	-	-	86,968	-	-	86,968
Debt discount from beneficial conversion feature	-	-	-	-	15,000	-	-	15,000

Net loss	-	-	-	-	-	(480,386)	-	(480,386)

BALANCE -June 30, 2020	872,766	$1	10,261,419	$1,026	$15,642,739	$(16,129,176)	$(173,699)	$(659,109)

Foreign currency translation gain	-	-	-	-	-	-	736	736
Stock compensation - stock options	-	-	-	-	458,567	-	-	458,567
Stock issued for services	-	-	99,061	10	119,990	-	-	120,000
Debt discount from warrants issued to placement agents- offering cost	-	-	-	-	105,194	-	-	105,194

Net loss	-	-	-	-	-	(1,046,108)	-	(1,046,108)

BALANCE -September 30, 2020	872,766	$1	10,360,480	$1,036	$16,326,490	$(17,175,284)	$(172,963)	$(1,020,720)

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,025,083)	$(1,001,045)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	249	254
Stock based compensation	1,243,151	850,767
Change in fair value of the derivative liability	(141,907)	(341,107)
Gain on sale of marketable securities	-	(4,435)
Amortization of debt discount	104,169	-
Modification of warrants	5,861	-
Changes in operating assets and liabilities
Prepaid expenses	29,949	73,867
Accounts payable and accrued expenses	(244,300)	83,129

NET CASH USED IN OPERATING ACTIVITIES	(1,027,911)	(338,570)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of marketable securities	-	250,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	250,000

CASH FLOWS FROM FINANCING ACTIVITIES

Debt discount from issuance costs paid on PIK convertible notes	(104,090)	-
Proceeds from PIK convertible notes	1,177,500	-
Proceeds from PIK convertible notes - related party	150,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,223,410	-

Effect of exchange rate on cash	(5,548)	3,470

NET INCREASE (DECREASE) IN CASH	189,951	(85,100)

CASH, BEGINNING OF PERIOD	798,623	362,486

CASH, END OF PERIOD	$988,574	$277,386

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Unrealized (gain) loss on marketable securities	$-	$4,823
Debt discount from beneficial conversion feature	$104,204	$-
Debt discount from warrants issued to placement agents-offering cost	$192,162	$-
Issuance of options for settlement of accrued payroll	$93,950	$-

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2020

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

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC” for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2020 and 2019. As this is an interim period financial statement, certain adjustments are not necessary as with a financial period of a full year. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2019, which contain the audited financial statements and notes thereto, for the years ended December 31, 2019 and 2018 included within the Company’s Form 10-K filed with the SEC on April 29, 2020. The interim results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of consolidation

The consolidated financial statements include the accounts of Protagenic Therapeutics, Inc., and its wholly owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reclassifications:

Reclassifications of prior periods have been made to conform with current year presentation

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the consolidated financial statements include income tax provisions, valuation of stock options and warrants and assessment of deferred tax asset valuation allowance.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. While the Company’s marketable securities are cash equivalents it is the Company’s policy to present them separately on the balance sheet. As of September 30, 2020 and December 31, 2019, the Company did not have any cash equivalents.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was nominal for the three and nine months ended September 30, 2020 and 2019.

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

During the nine months ended September 30, 2020 and 2019, the Company purchased $0 and sold $250,000 in marketable securities, respectively.

As of September 30, 2020 and December 31, 2019, the Company owned marketable securities with a total value of $0 and $0, respectively. The Company recorded a realized gain on marketable securities of $0 and $4,435 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Company held no marketable securities.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of September 30, 2020.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$190,315	$—	$—	$190,315	$190,315

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2019.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$332,222	$—	$—	$332,222	$332,222

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020 and the year ended December 31, 2019:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2018	676,079
Change in fair value of derivative warrants liabilities	(343,857)
Balance, December 31, 2019	$332,222
Change in fair value of derivative warrants liabilities	(141,907)
Balance, September 30, 2020	$190,315

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

	December 31, 2019	September 30, 2020
Exercise price	1.25	1.25
Risk free interest rate	1.59%	0.10%
Dividend yield	0.00%	0.00%
Expected volatility	133%	169%
Contractual term	1.15 Years	0.39 Years

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

During the nine months ended September 30, 2020 and 2019, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $141,907 and a gain of $341,107 relating to the change in fair value, respectively.

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

Stock-Based Compensation

The Company accounts for stock based compensation costs under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of stock based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock based payments granted to employees, officers, non-employees, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC. 718 is also applied to awards modified, repurchased, or canceled during the periods reported.

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

	Potentially Outstanding Dilutive Common Shares
	For the nine Months Ended September 30, 2020	For the Year Ended December 31, 2019

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	872,766

Stock Options	4,391,472	3,835,366

Warrants	4,007,058	3,826,658

Convertible Notes	1,598,000	536,000

Total potentially outstanding dilutive common shares	10,869,296	9,070,790

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30, 2020	December 31, 2019

Accounting	$24,161	$36,161
Research and development	378,428	650,584
Legal	9,585	15,273
Other	109,661	163,029

Total	$521,835	$865,047

On October 1, 2019, the Company entered into an agreement with a consultant for toxicology studies. The consultant quoted a commitment of approximately $988,000 as an estimate for the study. 50% of the total price was paid upon the signing of the agreement, 35% of the total price is to be paid upon completion of the in-life study, and the remaining 15% of the total price is to be paid upon the issuance of the report. If the Company cancels the study the Company will be required to pay a cancelation fee. If the cancelation happens prior to the arrival of the test animals then the Company will need to pay between 20% and 50% of the animal fees depending on when the cancellation happens. If the cancellation occurs after the animals arrive but before the study begins then the Company will be responsible for paying 50% of the protocol price plus a fee of $7,000 per room/week for animal husbandry until the animals can be relocated or disposed of. If the Company cancels the study after it has begun then the Company will need to pay any fees for procured items for the study and any nonrecoverable expenses incurred by the consultant. As of September 30, 2020 and December 31, 2019, the Company has paid $174,106 and $0 and there is a balance of $319,799 and $493,905 due, respectively.

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

During the third quarter of 2020, the Company issued additional unsecured Convertible Notes in the aggregate principal amount of $327,500. The notes accrue 6% interest per year payable on October 31, 2020 and on the end of each calendar year thereafter, payable by a corresponding increase in the principal amount of each note that increases to 12% per year in the case of the notes entering default. The Company will pay (a “PIK Payment”) the interest due by adding such interest (including interest at the Default Rate) to the then-outstanding principal amount of the Notes on each interest payment date and on the Maturity Date. Each PIK Payment will be preceded by written notice from the Company to the Note holder setting forth in reasonable detail the amount of such PIK Payment and the principal amount of the Note following such PIK Payment. The notes are due on November 6, 2023. The notes are convertible into shares of the Company’s common stock with an exercise price of $1.25 per share.

The Company has evaluated the terms of the Convertible Notes and determined that there are no derivative features in the Convertible Notes. These Convertible Notes do have a beneficial conversion feature and recorded a total debt discount of $356,204 with $104,204 being recorded in the nine months ended September 30, 2020. During the nine months ended September 30, 2020 and 2019, the Company amortized $63,342 and $0 of the debt discount, respectively. At September 30, 2020 and December 31, 2019, the Company had an unamortized debt discount of $286,042 and $245,179, respectively.

Katalyst Securities LLC acted as the Company’s placement agent (the “Placement Agent”) for the sale of the Convertible Notes. The Company paid the Placement Agent, including its sub-agents, a commission of 10% of the funds raised from the investors introduced by the Placement Agent. In addition, the Placement Agent will receive warrants to purchase a number of shares of Common Stock equal to 10% of the shares of Common Stock issuable upon conversion of the Notes sold to the investors who were introduced to us by the Placement Agent (See note 7). The Company recognized $104,090 in expenses related to the Placement Agent commission for this offering which were recorded as a debt discount. This debt discount is being amortized over the life of the notes from the private placement. Amortization for the nine months September 30, 2020 is nominal.

As of September 30, 2020 and December 31, 2019, the Company owes $1,597,500 and $420,000 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Twelve Months Ending September 30,	Amount due
2021	$-
2022	-
2023	-
2024	1,597,500
2025	-
Total	$1,597,500

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

During the third quarter of, 2020, the Company issued additional unsecured Convertible Notes in the aggregate principal amount of $100,000. The notes accrue 6% interest per year payable on October 31, 2020 and on the end of each calendar year thereafter, payable by a corresponding increase in the principal amount of each note that increases to 12% per year in the case of the notes entering default. The Company will pay (a “PIK Payment”) the interest due by adding such interest (including interest at the Default Rate) to the then-outstanding principal amount of the Notes on each interest payment date and on the Maturity Date. Each PIK Payment will be preceded by written notice from the Company to the Note holder setting forth in reasonable detail the amount of such PIK Payment and the principal amount of the Note following such PIK Payment. The notes are due on November 6, 2023. The notes are convertible into shares of the Company’s common stock with an exercise price of $1.25 per share.

The Company has evaluated the terms of the notes and determined that there are no derivative features in the note. The Convertible Notes issued to related parties have a beneficial conversion feature and, accordingly, the Company recorded a debt discount of $150,000 during the year ended December 31, 2019. No debt discount was recorded during the nine months ended September 30, 2020. During the nine months ended September 30, 2020 and 2019, the Company amortized $28,344 and $0 of the debt discount, respectively, on Convertible Notes issued to related parties. Additionally, a fee of $9,000 was expensed related to the notes. At September, 30, 2020 and December 31, 2019, the Company had an unamortized debt discount of $117,105 and $154,451, respectively, on Convertible Notes issued to related parties.

As of September 30, 2020 and December 31, 2019, the Company owes $400,000 and $250,000 on the outstanding notes, respectively, held by related parties.

Maturity Date of Notes for Twelve Months Ending September 30,	Amount due
2021	$-
2022	-
2023	-
2024	400,000
2025	-
Total	$400,000

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

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On each of January 1, 2017, January 1, 2019 and January 1, 2020, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares, or a total of 1,693,134 shares. As a result of these increases, as of December 31, 2019 and September 30, 2020, the aggregate number of shares of common stock available for awards under the 2016 Plan was 4,304,245 shares and 4,868,623 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 5,597,861 options outstanding as of September 30, 2020. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.75
Expected dividend yield	0%
Risk free interest rate	0.64%-1.61%
Expected life in years	10
Expected volatility	140%-146%

There were 3,835,366 options outstanding as of December 31, 2019. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.00 - $1.75
Expected dividend yield	0%
Risk free interest rate	2.09%-2.70%
Expected life in years	10
Expected volatility	137%-140%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Stock Options

Outstanding December 31, 2018	3,846,299	$1.36	7.20
Granted	126,567	$1.15	9.20
Expired	(137,500)	$1.75
Outstanding December 31, 2019	3,835,366	$1.34	6.02
Granted	1,762,495	$1.75	9.47
Expired	-	$-
Outstanding September 30, 2020	5,597,861	$1.47	6.74

A summary of the status of the Company’s nonvested options as of September 30, 2020, and changes during the nine months ended September 30, 2020, is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at December 31, 2018	800,210	$1.63
Granted	126,567	$1.15
Vested	(584,895)	$1.46
Forfeited	(137,500)	$1.75
Nonvested at December, 2019	204,382	$1.74
Granted	1,762,495	$1.75
Vested	(760,488)	$1.39
Forfeited	-	$-
Nonvested at September 30, 2020	1,206,389	$1.75

As of September 30, 2020, the Company had 5,597,861 shares issuable under options outstanding at a weighted average exercise price of $1.47 and an intrinsic value of $1,407,792.

As of December 31, 2019, the Company had 3,835,366 shares issuable under options outstanding at a weighted average exercise price of $1.34 and an intrinsic value of $635,536.

The total number of options granted during the nine months ended September 30, 2020 and 2019 was 1,762,495 and 126,567, respectively. The exercise price for these options was $1.00 per share or $1.75 per share.

The Company recognized compensation expense related to options issued of $458,567 and $139,066 during the three months ended September 30, 2020 and 2019, respectively, which is included in general and administrative expenses and research and development expenses. For the three months ended September 30, 2020, $351,696 of the stock compensation was related to employees and $106,871 was related to non-employees.

The Company recognized compensation expense related to options issued of $1,123,151 and $850,767 during the nine months ended September 30, 2020 and 2019, respectively, which is included in general and administrative expenses and research and development expenses. For the nine months ended September 30, 2020, $858,884 of the stock compensation was related to employees and $264,267 was related to non-employees.

As of September 30, 2020, the unamortized stock option expense was $701,991 with $563,267 being related to employees and $138,724 being related to non-employees. As of September 30, 2020, the weighted average period for the unamortized stock compensation to be recognized is 2.10 years.

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

On February 21, 2020, the Company issued a total of 1,387,497 options to purchase shares of the Company’s common stock to sixteen individuals with 1,362,497 option going to twelve related parties. These options had a grant date fair value of $1,901,724. From these options, 187,497 options were used to settle $93,950 in accrued compensations. These options have an exercise price of $1.75. 187,497 of the options vest immediately, 510,000 of the options vest monthly over 12 months, 5,000 of the options vest monthly over 24 months, 420,000 of the options vest monthly over 36 months, and 265,000 of the options vest monthly over 48 months. These options were approved by the board of directors on February 13, 2020.

On July 18, 2020, the Company issued 124,998 options to a related party. These options have an exercise price of $1.75 and a term of ten years. These options vest immediately and the grant date fair value of these options was $142,607.

On July 18, 2020, the Company issued 105,000 options. These options have an exercise price of $1.75 and a term of ten years. These options vest monthly over four years and the grant date fair value of these options was $119,972.

On July 18, 2020, the Board of Directors Increased the size of the Board from five directors to six directors and Appoint Jennifer Buell, Ph.D. as a member of the Board, effective immediately, to fill the vacancy created by such increase and to serve until the next annual meeting of shareholders. Dr. Buell was issued options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The options vest as follows: monthly over 48 months. In recognition of her upcoming service as a Director of the Company, Dr. Buell was issued 45,000 options that vest monthly over 12 months. In each case the vesting commenced on the date of grant, July 18, 2020. These options had a grant date fair value of $165,426.

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

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average Remaining
	Number	Exercise Price	Life
Warrants

Outstanding December 31, 2018	3,826,658	$1.05	3.69
Granted	-	-	-
Outstanding December 31, 2019	3,826,658	$1.05	2.69
Granted	180,400	1.25	5.00
Outstanding September 30, 2020	4,007,058	$1.06	2.12

As of September 30, 2020, the Company had 4,007,058 shares issuable under warrants outstanding at a weighted average exercise price of $1.06 and an intrinsic value of $643,130.

As of December 31, 2019, the Company had 3,826,658 shares issuable under warrants outstanding at a weighted average exercise price of $1.05 and an intrinsic value of $1,375,990.

On February 21, 2020, the Company extended the expiration date for 100,000 warrants to purchase shares of the Company’s common stock. The expiration date was extended by two years from January 2, 2020 to January 2, 2022. These warrants have exercise price of $1.25 and are fully vested. The company recognized $5,861 in stock compensation as part of this modification.

On June 30, 2020, the Company issued 81,600 warrants to purchase shares of the Company’s common stock. These warrants vest immediately, had an exercise price of $1.25 and a term of 5 years. These warrants have a Black-Scholes value of $86,968, which is being amortized over the life of the notes from the private placement. These warrants were issued as compensation to the placement agents in connection with the Company’s private placement offering of debt and recorded as a debt discount. The Company recognized amortization of debt discount related to warrants issued of $6,643 and $0 during the nine months ended September 30, 2020 and 2019, respectively, which is included in general and administrative expenses.

During the third quarter of 2020, the Company issued 98,800 warrants to purchase shares of the Company’s common stock. These warrants vest immediately, had an exercise price of $1.25 and a term of 5 years. These warrants have a Black-Scholes value of $105,194 which is being amortized over the life of the notes from the private placement. These warrants were issued as compensation to the placement agents in connection with the Company’s private placement offering of debt. The Company recognized amortization of debt discount related to warrants issued of $5,840 and $0 during the nine months ended September 30, 2020 and 2019, respectively, which is included in general and administrative expenses.

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

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ends on April 1, 2022. As of September 30, 2020, Dr. David Lovejoy of the University has been granted 553,299 stock options, of which 517,987 are fully vested. These have an exercise price of $1.00, $1.25 or 1.75 and are exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027, October 16, 2027 or on February 13, 2030.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $63,787 for the nine months ended September 30, 2020 and 2019, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the nine months ended September 30, 2020 and 2019 and therefore was not subject to paying any royalties.

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

On February 13, 2020, the Company issued 50,000 options to purchase common stock to a related party. These options had an exercise price of $1.75 and a term of 48 months. (See Note 7)

On July 18, 2020, the Board of Directors increased the size of the Board from five directors to six directors and appointed Jennifer Buell, Ph.D. as a member of the Board, effective immediately, to fill the vacancy created by such increase and to serve until the next annual meeting of shareholders. Dr. Buell was issued options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The options vest as follows: monthly over 48 months. In recognition of her upcoming service as a Director of the Company, Dr. Buell was issued 45,000 options that vest monthly over 12 months. In each case the vesting commenced on the date of grant, July 18, 2020. These options had a grant date fair value of $165,426. (See Note 7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

During the three months ended September 30, 2020, we incurred a loss from operations of $1,092,016 as compared to $189,622 for the three months ended September 30, 2019. The increase in the loss is due to an increase in research and development expense of $508,617 from $31,153 for the three months ended September 30, 2019 to $539,770 for the three months ended September 30, 2020, and by an increase in general and administrative expenses of $393,777 from $158,469 for the three months ended September 30, 2019 to $552,246 for the three months ended September 30, 2020.

During the nine months ended September 30, 2020, we incurred a loss from operations of $2,014,727 as compared to $1,348,901 for the nine months ended September 30, 2019. The increase in the loss is due to an increase in research and development expense of $365,909 from $291,828 for the nine months ended September 30, 2019 to $657,737 for the nine months ended September 30, 2020, and an increase in general and administrative expenses of $299,917 from $1,057,073 for the nine months ended September 30, 2019 to $1,356,990 for the nine months ended September 30, 2020.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations and peptide synthesizer companies. These expenses could also include business combinations, capital expenditures, and new drug development working capital requirements. As of September 30, 2020, we had cash of $988,574 and working capital of $289,829. The Company currently has a derivative liability on the books in the amount of $190,315 and we don’t expect to settle this liability in cash. Removing the derivative liability from the working capital calculation would increase our working capital to $480,144. We anticipate further losses from the development of our business. Based on its current forecast and budget, management believes that the Company’s cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2021 Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2021

Operating activities used $1,027,911 and $338,570 in cash for the nine months ended September 30, 2020 and 2019, respectively. The use of cash in operating activities during the nine months ended September 30, 2020, primarily comprised of $2,025,083 net loss, $1,243,151 in stock compensation expense, $141,907 of change in the fair value of the derivative liability since December 31, 2019, an increase in prepaid expenses of $29,949, and a $244,300 decrease of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $0 and $250,000 in cash for the nine months ended September 30, 2020 and 2019, respectively.

Financing activities provided $1,223,410 and $0 in cash the nine months ended September 30, 2020 and 2019. The cash provided by operations came from proceeds from convertible notes of $1,327,500 of which $150,000 from a related party which is offset by debt discount form debt issuance cost paid of $104,090.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of September 30, 2020. Based on this evaluation, we have identified a material weakness in our internal control over financial reporting. Due to this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2020, the Company issued additional Convertible Notes in the aggregate principal amount of $1,327,500. (See Note 6)

Item 3. Defaults upon Senior Securities

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

Date: November 16, 2020	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

