Form 10-Q
period 2021-03-31
Protagenic Therapeutics, Inc.\new
filed 2021-05-17
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

(212) 994-8200

Registrant’s Telephone Number Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	PTIX	Nasdaq Capital Market
Common Stock Purchase Warrant	PTIXW	Nasdaq Capital Market

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

[  ] Yes [X] No

As of May 14, 2021 there were 14,643,780 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS

Cash	$191,674	$671,091
Prepaid expenses	4,468	208,156

TOTAL CURRENT ASSETS	196,142	879,247

TOTAL ASSETS	$196,142	$879,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$650,968	$571,517
Derivative liability	-	83,670

TOTAL CURRENT LIABILITIES	650,968	655,187

Note Payable	100,000	-
PIK convertible notes payable, net of debt discount	1,126,048	1,081,384
PIK convertible notes payable, net of debt discount - related parties	301,723	292,412

TOTAL LIABILITIES	2,178,739	2,028,983

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized;
872,766 shares issued and outstanding at March 31, 2021, and December 31, 2020	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 10,610,603 and 10,360,480 shares issued and outstanding at March 31, 2021, and December 31, 2020	1,061	1,036
Additional paid-in-capital	17,092,824	16,719,749
Accumulated deficit	(18,905,388)	(17,698,936)
Accumulated other comprehensive loss	(171,095)	(171,586)

TOTAL STOCKHOLDERS’ DEFICIT	(1,982,597)	(1,149,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$196,142	$879,247

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended March 31,
	2021	2020
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	592,351	65,959
General and administrative	613,839	454,777

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	1,206,190	520,736

LOSS FROM OPERATIONS	(1,206,190)	(520,736)

OTHER (EXPENSE) INCOME

Interest income	5	384
Interest expense	(83,937)	(38,986)
Change in fair value of derivative liability	83,670	60,749

TOTAL OTHER INCOME (EXPENSES)	(262)	22,147

LOSS BEFORE INCOME TAX	(1,206,452)	(498,589)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,206,452)	$(498,589)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Foreign exchange translation gain (loss)	491	(2,419)

TOTAL COMPREHENSIVE LOSS	$(1,205,961)	$(501,008)

Net loss per common share - Basic and Diluted	$(0.11)	$(0.05)

Weighted average common shares - Basic and Diluted	10,520,484	10,261,419

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Series B Convertible				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the three months ended March 31, 2020

BALANCE -December 31, 2019	872,766	$1	10,261,419	$1,026	$14,687,172	$(15,150,201)	$(172,364)	$(634,366)

Foreign currency translation loss	-	-	-	-	-	-	(2,419)	(2,419)
Stock compensation - stock options	-	-	-	-	360,436	-	-	360,436
Debt discount from beneficial conversion feature	-	-	-	-	89,204	-	-	89,204
Issuance of options for settlement of accrued payroll	-	-	-	-	93,950	-	-	93,950
Modification of warrants	-	-	-	-	5,861	-	-	5,861

Net loss	-	-	-	-	-	(498,589)	-	(498,589)

BALANCE -March 31, 2020	872,766	$1	10,261,419	$1,026	$15,236,623	$(15,648,790)	$(174,783)	$(585,923)

For the three months ended March 31, 2021

BALANCE -December 31, 2020	872,766	$1	10,360,480	$1,036	$16,719,749	$(17,698,936)	$(171,586)	$(1,149,736)

Foreign currency translation loss	-	-	-	-	-	-	491	491
Stock compensation - stock options	-	-	-	-	345,975	-	-	345,975
Exercise of options	-	-	10,000	1	(1)	-	-	-
Exercise of warrants	-	-	240,123	24	27,101	-	-	27,125

Net loss	-	-	-	-	-	(1,206,452)	-	(1,206,452)

BALANCE -March 31, 2021	872,766	$1	10,610,603	$1,061	$17,092,824	$(18,905,388)	$(171,095)	$(1,982,597)

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,206,452)	$(498,589)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	84
Stock based compensation	345,975	360,436
Change in fair value of the derivative liability	(83,670)	(60,749)
Amortization of debt discount	53,975	27,357
Loss on settlement of accounts payable	-	5,861
Changes in operating assets and liabilities
Prepaid expenses	203,688	11,669
Accounts payable and accrued expenses	78,777	(210,475)

NET CASH USED IN OPERATING ACTIVITIES	(607,707)	(364,406)

CASH FLOWS FROM FINANCING ACTIVITIES

Exercise of warrants for cash	27,125	-
Proceeds from notes payable	100,000	-
Proceeds from convertible notes	-	330,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	127,125	330,000

Effect of exchange rate on cash	1,165	(10,245)

NET DECREASE IN CASH	(479,417)	(44,651)

CASH, BEGINNING OF YEAR	671,091	798,623

CASH, END OF YEAR	$191,674	$753,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Debt discount from beneficial conversion feature	$-	$89,204
Issuance of options for settlement of accounts payable	$-	$93,950

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2021

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

NOTE 2 - LIQUIDITY

As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses resulting in an accumulated deficit. The Company anticipates further losses in the development of its business. The Company had negative cash flows used in operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on its cash resources as of March 31, 2021, the Company has sufficient resources to fund its operations only through May 2021. However, based on cash resources that it received in April 2021 as a consequence of an equity offering, together with its current forecast and budget, management believes that its cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2023. Absent generation of sufficient revenue from the execution of the Company’s business plan and sales revenue is not anticipated before 2024, the Company will need to obtain debt or equity financing by the third quarter of 2023. Because of these factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC” for interim financial information. In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2021 and 2020. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2020, which contain the audited financial statements and notes thereto, for the years ended December 31, 2020 and 2019 included within the Company’s Form 10-K filed with the SEC on March 25, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Reclassifications:

Reclassifications of prior periods have been made to conform with current year presentation

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the condensed consolidated financial statements include income tax provisions, valuation of stock options and warrants and assessment of deferred tax asset valuation allowance.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company did not have any cash equivalents.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of March 31, 2021.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$—	$—	$—	$—	$—

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2020.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrants liabilities	$83,670	$—	$—	$83,670	$83,670

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021 and the year ended December 31, 2020:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2020	$83,670
Change in fair value of derivative warrants liabilities	(83,670)
Balance, March 31, 2021	$-

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

December 31, 2020
Exercise price	1.25
Risk free interest rate	0.09%
Dividend yield	0.00%
Expected volatility	169%
Contractual term	0.14 Years

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

During the three months ended March 31, 2021 and 2020, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $83,670 and a gain of $60,749 relating to the change in fair value, respectively. The warrants expired on February 21, 2021, resulting in the elimination of the derivative liability.

Derivative Liability

The Company evaluates its options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10-05-4 and 815-40-25. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statements of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

Basic and Diluted Net (Loss) per Common Share

Basic (loss) per common share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding for each period. Diluted (loss) per share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The effect of dilution on net loss becomes anti-dilutive and therefore is not reflected on the condensed consolidated statements of operations.

	Potentially Outstanding Dilutive Common Shares
	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	872,766	872,766

Stock Options	5,673,861	3,925,682

Warrants	3,483,767	3,826,658

Convertible Notes	1,598,000	800,000

Total potentially outstanding dilutive common shares	11,628,394	9,425,106

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

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the condensed consolidated statements of operations and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the condensed consolidated statements of operations and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the condensed consolidated statements of operations and comprehensive income (loss).

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31, 2021	December 31, 2020

Accounting	$36,161	$36,161
Research and development	381,062	393,496
Other	233,745	141,860

Total	$650,968	$571,517

On October 1, 2019, the Company entered into an agreement with a consultant for toxicology studies. The consultant quoted a commitment of approximately $988,000 as an estimate for the study. 50% of the total price was paid upon the signing of the agreement, 35% of the total price is to be paid upon completion of the in-life study, and the remaining 15% of the total price is to be paid upon the issuance of the report. If the Company cancels the study the Company will be required to pay a cancelation fee. If the cancelation happens prior to the arrival of the test animals then the Company will need to pay between 20% and 50% of the animal fees depending on when the cancellation happens. If the cancellation occurs after the animals arrive but before the study begins then the Company will be responsible for paying 50% of the protocol price plus a fee of $7,000 per room/week for animal husbandry until the animals can be relocated or disposed of. If the Company cancels the study after it has begun then the Company will need to pay any fees for procured items for the study and any nonrecoverable expenses incurred by the consultant. As of March 31, 2021 and December 31, 2020, the Company has paid $174,106 and $174,106 to the consultant and there is a balance of $319,799 and $319,799 due, respectively.

NOTE 5 – NOTE PAYABLE AND CONVERTIBLE NOTE PAYABLE (PIK NOTES)

Note Payable

On March 1, 2021, the Company entered into a $100,000 promissory note. This note is due on February 28, 2026 and accrues interest at a rate of 5% per annum or 7.5% per annum in the case of default. In the event that the Company completes a financing of no less than $7.5 million, then the note holder will be issued warrants valued at $25,000 with an exercise price equal to 110% of the offering cost of the common stock in the financing. These warrants will have a term of five years.

As of March 31, 2021 and December 31, 2020, the Company owes $100,000 and $0 on the outstanding Note, respectively.

Convertible Notes Payable

During the three months ended March 31, 2021 and 2020, the Company amortized $44,664 and $17,943 of the debt discount, respectively. At March 31, 2021 and December 31, 2020, the Company had an unamortized debt discount of $471,452 and $516,116, respectively.

As of March 31, 2021 and December 31, 2020, the Company owes $1,597,500 and $1,597,500 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Twelve Months Ending March 31, 2021,	Amount due
2022	$-
2023	-
2024	1,597,500
2025	-
2026	100,000
Total	$1,697,500

Convertible Notes Payable – Related Parties

During the three months ended March 31, 2021 and 2020, the Company amortized $9,311 and $9,414 of the debt discount, respectively. At March 31, 2021 and December 31, 2020, the Company had an unamortized debt discount of $98,277 and $107,588, respectively.

As of March 31, 2021 and December 31, 2020, the Company owes $400,000 and $400,000 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Twelve Months Ending March 31, 2021,	Amount due
2022	$-
2023	-
2024	400,000
2025	-
2026	-
Total	$400,000

NOTE 6 - STOCKHOLDERS’ DEFICIT

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

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On each of January 1, 2017, January 1, 2019 and January 1, 2020, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares, or a total of 1,693,134 shares. As a result of these increases, as of March 31, 2021 and December 31, 2020, the aggregate number of shares of common stock available for awards under the 2016 Plan was 4,868,623 shares and 4,868,623 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 5,673,861 options outstanding as of March 31, 2021. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$5.60
Expected dividend yield	0%
Risk free interest rate	0.81%-1.54%
Expected life in years	5-10
Expected volatility	149%-158%

There were 5,597,861 options outstanding as of December 31, 2020. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.75
Expected dividend yield	0%
Risk free interest rate	0.64%-1.61%
Expected life in years	10
Expected volatility	140%-146%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options

Outstanding December 31, 2020	5,597,861	$1.47	6.48
Granted	366,000	$5.60	9.69
Expired	(280,000)	$1.00	-
Exercised	(10,000)	$1.00	-
Outstanding March 31, 2021	5,673,861	$1.76	6.78

A summary of the status of the Company’s nonvested options as of March 31, 2021, and changes during the three months ended March 31, 2021, is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at December 31, 2020	862,833	$1.75
Granted	366,000	$5.60
Vested	(106,291)	$4.70
Forfeited	-	$-
Nonvested at March 31, 2021	1,122,542	$2.93

As of March 31, 2021, the Company had 5,673,861 shares issuable under options outstanding at a weighted average exercise price of $1.76 and an intrinsic value of $23,025,089.

The total number of options granted during the three months ended March 31, 2021 and 2020 was 366,000 and 1,387,497, respectively. The exercise price for these options was $5.60 per share.

The Company recognized compensation expense related to options issued of $345,975 and $360,436 during the three months ended March 31, 2021 and 2020, respectively, in which $344,499 and $325,794 is included in general and administrative expenses and $1,476 and $34,641 in research and development expenses, respectively. For the three months ended March 31, 2021, $136,203 of the stock compensation was related to employees and $209,772 was related to non-employees.

As of March 31, 2021, the unamortized stock option expense was $2,778,726 with $397,760 being related to employees and $2,380,966 being related to non-employees. As of March 31, 2021, the weighted average period for the unamortized stock compensation to be recognized is 3.50 years.

On February 25, 2021, the Company issued a total of 366,000 options to purchase shares of the Company’s common stock to five individuals, with 350,000 of these options being issued to related parties. These options had a grant date fair value of $2,009,063. These options have an exercise price of $5.60. 16,000 of the options vest immediately and 350,000 of the options vest monthly over 48 months. These options were approved by the board of directors on February 25, 2021.

During the three months ended March 31, 2021, 10,000 options were exercised for 10,000 shares of the Company’s common stock. These options had an exercise price of $1.00.

Warrants:

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Warrants

Outstanding December 31, 2020	4,007,058	$1.06	1.86
Expired	(150,249)	1.25	-
Exercised	(373,042)	1.25	-
Outstanding March 31, 2021	3,483,767	$1.03	1.85

As of March 31, 2021, the Company had 3,483,767 shares issuable under warrants outstanding at a weighted average exercise price of $1.03 and an intrinsic value of $16,684,157.

During the three months ended March 31, 2021, 373,042 warrants were exercised for 240,123 shares of the Company’s common stock. The Company received $27,125 from these exercises.

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

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ends on April 1, 2022. As of March 31, 2021, Dr. David Lovejoy of the University has been granted 553,299 stock options, of which 431,112 are fully vested and 100,000 have expired. These have an exercise price of $1.00, $1.25 or 1.75 and are exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027, October 16, 2027 or on February 13, 2030.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three months ended March 31, 2021 and 2020 and therefore was not subject to paying any royalties.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company is provided free office space consisting of a conference room by the Company Executive Chairman, Dr. Armen. The Company does not pay any rent for the use of this space. This space is used for quarterly board meetings and our annual shareholder meeting.

On February 25, 2021, the Company issued 366,000 options to purchase common stock to 5 individuals, with 350,000 of those options going to related parties. These options had an exercise price of $5.60 and a term of 5 or 10 years. (See Note 6)

NOTE 10- SUBSEQUENT EVENTS

Subsequent to the period, the Company issued 493,177 shares of the Company’s common stock for the net exercise of 695,137 warrants. 231,277 of these shares of common stock were issued to a related party.

Subsequent to the period, the Company issued 360,000 shares of the Company’s common stock for the exercise of 360,000 options. The Company received proceeds of $532,500 from the exercise.

On April, 29, 2021, the Company completed a public offering (“the Offering”) to sell aggregate of 3,180,000 shares of the Company’s common stock together with warrants to purchase an aggregate of 3,180,000 shares of common stock. The Company also granted the underwriters a 45-day option to purchase up to an additional 477,000 shares of Common Stock (the “Option Shares”) and/or warrants to purchase an aggregate of 477,000 shares of Common Stock at the same price. Net proceeds from the Offering were approximately $11.4 million (excluding any sale of the Option Shares), after deducting underwriting discounts and commissions and public offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” “future” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements relate to, among other things, our business strategy, our research and development, our product development efforts, our ability to commercialize our product candidates, the activities of our licensees, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds as well as our plans, objectives, expectations, and intentions.

We have included more detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements in Part II-Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail below. We base these estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

During the three months ended March 31, 2021, we incurred a loss from operations of $1,206,190 as compared to $520,736 for the three months ended March 31, 2020. The increase in the loss is due to an increase in research and development expense of $526,392 from $65,959 for the three months ended March 31, 2020 to $592,351 for the three months ended March 31 2021, and by an increase in general and administrative expenses of $159,062 from $454,777 for the three months ended March 31, 2020 to $613,839 for the three months ended March 31, 2021.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations and peptide synthesizer companies. These expenses could also include business combinations, capital expenditures, and new drug development working capital requirements. As of March 31, 2021, we had cash of $191,674 and working capital of $454,826. We anticipate further losses from the development of our business. Based on its cash resources as of March 31, 2021, the Company has sufficient resources to fund its operations only through May 2021. However, based on cash resources that it received in April 2021 as a consequence of an equity offering, together with its current forecast and budget, management believes that the Company’s cash resources will be sufficient to fund its operations at least until the end of the third quarter of 2023. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2023. Because of these factors, the Company believes that this alleviates substantial doubt in connection with the Company’s ability to continue as a going concern.

Operating activities used $607,707 and $364,406 in cash for the three months ended March 31, 2021 and 2020, respectively. The use of cash in operating activities during the three months ended March 31, 2021, primarily comprised of $1,206,452 net loss, $345,975 in stock compensation expense, $83,670 of change in the fair value of the derivative liability since December 31, 2020, a decrease in prepaid expenses of $203,688, and a $78,777 increase of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $0 and $0 in cash for the three months ended March 31, 2021 and 2020, respectively.

Financing activities provided $127,125 and $330,000 in cash the three months ended March 31, 2021 and 2020. The cash provided by operations came from proceeds from notes payable of $100,000 and exercise of warrants of $27,125.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of March 31 2021. Based on this evaluation, we have identified a material weakness in our internal control over financial reporting. Due to this material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our actual future results, including our revenues, expenses, operating results, cash flows and net loss per share. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q as well as our other publicly available filings with the U.S. Securities and Exchange Commission, or SEC.

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K. The risks and uncertainties described below and in the 2020 Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, 10,000 options were exercised for 10,000 shares of the Company’s common stock.

During the three months ended March 31, 2021, 373,042 warrants were exercised for 240,123 shares of the Company’s common stock. The Company received $27,125 from these exercises.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

10.1	5.00% Promissory Note

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (€)

31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (€)

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act *

101.INS	XBRL Instance Document (€)

101.CAL	XBRL Taxonomy Extension Schema Document (€)

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document (€)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (€)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (€)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (€)

(€)	- Filed herewith.

(*)	- Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2021	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

