Form 10-Q
period 2021-06-30
Protagenic Therapeutics, Inc.\new
filed 2021-08-16
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

☐ Yes ☒ No

As of August 13, 2021 there were 16,699,651 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS

Cash	$11,932,973	$671,091
Prepaid expenses	129,167	208,156

TOTAL CURRENT ASSETS	12,062,140	879,247

TOTAL ASSETS	$12,062,140	$879,247

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$602,587	$571,517
Derivative liability	-	83,670

TOTAL CURRENT LIABILITIES	602,587	655,187

PIK convertible notes payable, net of debt discount	350,279	1,081,384
PIK convertible notes payable, net of debt discount - related parties	311,136	292,412

TOTAL LIABILITIES	1,264,002	2,028,983

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized;
436,017 and 872,766 shares issued and outstanding at June 30, 2021, and December 31, 2020	1	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 16,263,634 and 10,360,480 shares issued and outstanding at June 30, 2021, and December 31, 2020	1,627	1,036
Additional paid-in-capital	31,420,307	16,719,749
Accumulated deficit	(20,453,184)	(17,698,936)
Accumulated other comprehensive loss	(170,613)	(171,586)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,798,138	(1,149,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,062,140	$879,247

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	140,592	52,008	732,943	117,967
General and administrative	1,168,241	436,935	1,782,080	891,712

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	1,308,833	488,943	2,515,023	1,009,679

LOSS FROM OPERATIONS	(1,308,833)	(488,943)	(2,515,023)	(1,009,679)

OTHER (EXPENSE) INCOME

Interest income	227	93	232	477
Interest expense	(239,190)	(54,944)	(323,127)	(93,930)
Change in fair value of derivative liability	-	(23,560)	83,670	37,189

TOTAL OTHER INCOME (EXPENSES)	(238,963)	(78,411)	(239,225)	(56,264)

LOSS BEFORE TAX	(1,547,796)	(567,354)	(2,754,248)	(1,065,943)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(1,547,796)	$(567,354)	$(2,754,248)	$(1,065,943)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Foreign exchange translation income (loss)	482	1,084	973	(1,335)

TOTAL COMPREHENSIVE LOSS	$(1,547,314)	$(566,270)	$(2,753,275)	$(1,067,278)

Net loss per common share - Basic and Diluted	$(0.11)	$(0.06)	$(0.22)	$(0.10)

Weighted average common shares - Basic and Diluted	14,487,277	10,261,419	12,488,906	10,261,419

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Series B Convertible				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the six months ended June 30, 2020

BALANCE -December 31, 2019	872,766	$1	10,261,419	$1,026	$14,687,172	$(15,150,201)	$(172,364)	$(634,366)

Foreign currency translation loss	-	-	-	-	-	-	(2,419)	(2,419)
Stock compensation - stock options	-	-	-	-	360,436	-	-	360,436
Debt discount from beneficial conversion feature	-	-	-	-	89,204	-	-	89,204
Issuance of options for settlement of accrued payroll	-	-	-	-	93,950	-	-	93,950
Modification of warrants	-	-	-	-	5,861	-	-	5,861

Net loss	-	-	-	-	-	(498,589)	-	(498,589)

BALANCE -March 31, 2020	872,766	$1	10,261,419	$1,026	$15,236,623	$(15,648,790)	$(174,783)	$(585,923)

Foreign currency translation loss	-	-	-	-	-	-	1,084	1,084
Stock compensation - stock options	-	-	-	-	304,148	-	-	304,148
Debt discount from beneficial conversion feature	-	-	-	-	86,968	-	-	86,968
Issuance of options for settlement of accrued payroll	-	-	-	-	15,000	-	-	15,000

Net loss	-	-	-	-	-	(567,354)	-	(567,354)

BALANCE - June 30, 2020	872,766	$1	10,261,419	$1,026	$15,642,739	$(16,216,144)	$(173,699)	$(746,077)

For the six months ended June 30, 2021

BALANCE -December 31 , 2020	872,766	$1	10,360,480	$1,036	$16,719,749	$(17,698,936)	$(171,586)	$(1,149,736)

Foreign currency translation loss	-	-	-	-	-	-	491	491
Stock compensation - stock options	-	-	-	-	345,975	-	-	345,975
Exercise of options	-	-	10,000	1	(1)	-	-	-
Exercise of warrants	-	-	240,123	24	27,101	-	-	27,125

Net loss	-	-	-	-	-	(1,206,452)	-	(1,206,452)

BALANCE -March 31, 2021	872,766	$1	10,610,603	$1,061	$17,092,824	$(18,905,388)	$(171,095)	$(1,982,597)

Foreign currency translation gain	-	-	-	-	-	-	482	482
Issuance of shares and warrants from offering, net of offering costs	-	-	3,180,000	318	11,707,721	-	-	11,708,039
Stock compensation - stock options	-	-	-	-	722,966	-	-	722,966
Exercise of options	-	-	360,000	36	542,464	-	-	542,500
Exercise of warrants	-		836,558	84	299,916	-	-	300,000
Conversion of preferred stock	(436,749)		436,749	44	(44)	-	-	-
Conversion of notes and interest			839,724	84	1,054,460	-	-	1,054,544

Net loss	-	-	-	-	-	(1,547,796)	-	(1,547,796)

BALANCE - June 30, 2021	436,017	$1	16,263,634	$1,627	$31,420,307	$(20,453,184)	$(170,613)	$10,798,138

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,754,248)	$(1,065,943)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	165
Stock based compensation	1,068,941	751,552
Change in fair value of the derivative liability	(83,670)	(37,189)
Amortization of debt discount	277,619	58,923
Modification of warrants	-	5,861
Changes in operating assets and liabilities
Prepaid expenses	78,990	36,856
Accounts payable and accrued expenses	94,278	(260,322)

NET CASH USED IN OPERATING ACTIVITIES	(1,318,090)	(510,097)

CASH FLOWS FROM FINANCING ACTIVITIES

Exercise of warrants for cash	327,125	-
Exercise of options for cash	542,500	-
Issuance of shares and warrants from offering, net of offering costs	11,708,039	-
Proceeds from notes payable	100,000	-
Repayment of notes payable	(100,000)	-
Proceeds from PIK convertible notes	-	850,000
Proceeds from PIK convertible notes - related party	-	50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,577,664	900,000

Effect of exchange rate on cash	2,308	(7,230)

NET INCREASE IN CASH	11,261,882	382,673

CASH, BEGINNING OF YEAR	671,091	798,623

CASH, END OF YEAR	$11,932,973	$1,181,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for conversion of notes and interest	$1,054,544	$-
Debt discount from beneficial conversion feature	$-	$104,204
Issuance of options for settlement of accounts payable	$-	$93,950

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2021

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

NOTE 2 - LIQUIDITY

As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses resulting in an accumulated deficit. The Company anticipates further losses in the development of its business. The Company also had negative cash flows used in operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on its cash resources as of June 30, 2021, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2023. Absent generation of sufficient revenue from the execution of the Company’s business plan and sales revenue is not anticipated before 2024, the Company will need to obtain debt or equity financing by the third quarter of 2023. Because of these factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC” for interim financial information. In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2021 and 2020. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2020, which contain the audited financial statements and notes thereto, for the years ended December 31, 2020 and 2019 included within the Company’s Form 10-K filed with the SEC on March 25, 2021. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of June 30, 2021, the Company has bank balances that exceeds the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of June 30, 2021.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2021 and the year ended December 31, 2020:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2020	$83,670
Change in fair value of derivative warrants liabilities	(83,670)
Balance, June 30, 2021	$-

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

During the six months ended June 30, 2021 and 2020, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $83,670 and a gain of $37,189 relating to the change in fair value, respectively. The warrants expired on February 21, 2021, resulting in the elimination of the derivative liability.

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

	Potentially Outstanding Dilutive Common Shares
	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	436,017	872,766

Stock Options	5,493,861	4,028,162

Warrants	6,132,630	3,908,258

Convertible Notes	806,000	1,256,000

Total potentially outstanding dilutive common shares	12,868,508	10,065,186

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

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the condensed consolidated statements of operations and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the condensed consolidated statements of operations and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the condensed consolidated statements of operations and comprehensive loss.

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30, 2021	December 31, 2020

Accounting	$36,161	$36,161
Research and development	381,702	393,496
Other	184,724	141,860

Total	$602,587	$571,517

On October 1, 2019, the Company entered into an agreement with a consultant for toxicology studies. The consultant quoted a commitment of approximately $988,000 as an estimate for the study. 50% of the total price was paid upon the signing of the agreement, 35% of the total price is to be paid upon completion of the in-life study, and the remaining 15% of the total price is to be paid upon the issuance of the report. If the Company cancels the study the Company will be required to pay a cancelation fee. If the cancelation happens prior to the arrival of the test animals then the Company will need to pay between 20% and 50% of the animal fees depending on when the cancellation happens. If the cancellation occurs after the animals arrive but before the study begins then the Company will be responsible for paying 50% of the protocol price plus a fee of $7,000 per room/week for animal husbandry until the animals can be relocated or disposed of. If the Company cancels the study after it has begun then the Company will need to pay any fees for procured items for the study and any nonrecoverable expenses incurred by the consultant. As of June 30, 2021 and December 31, 2020, the Company has paid $174,106 and $174,106 to the consultant and there is a balance of $319,799 and $319,799 due, respectively.

NOTE 5 – NOTE PAYABLE AND CONVERTIBLE NOTE PAYABLE (PIK NOTES)

Note Payable

On March 1, 2021, the Company entered into a $100,000 promissory note. This note is due on February 28, 2026 and accrues interest at a rate of 5% per annum or 7.5% per annum in the case of default. In the event that the Company completes a financing of no less than $7.5 million, then the note holder will be issued warrants valued at $25,000 with an exercise price equal to 110% of the offering cost of the common stock in the financing. These warrants will have a term of five years. During the six months ended June 30, 2021, the Company paid off the balance of this note’s principal and accrued interest.

As of June 30, 2021 and December 31, 2020, the Company owes $0 and $0 on the outstanding note, respectively.

Convertible Notes Payable

During the six months ended June 30, 2021 and 2020, the Company amortized $72,110 and $40,095 of the debt discount, respectively. At June 30, 2021 and December 31, 2020, the Company had an unamortized debt discount of $257,221 and $516,116, respectively.

During the six months ended June 30, 2021, a total of 839,724 shares of the Company’s common stock was issued for the conversion of notes and interest. A total of $990,000 in principal and $64,544 in accrued interest was converted. As part of this conversion, the Company also expensed $186,785 in unamortized debt discount related to these converted notes.

As of June 30, 2021 and December 31, 2020, the Company owes $607,500 and $1,597,500 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Twelve Months Ending June 30, 2021,	Amount due
2022	$-
2023	-
2024	607,500
2025	-
2026	-
Total	$607,500

Convertible Notes Payable – Related Parties

During the six months ended June 30, 2021 and 2020, the Company amortized $18,724 and $18,828 of the debt discount, respectively. At June 30, 2021 and December 31, 2020, the Company had an unamortized debt discount of $88,864 and $107,588, respectively.

As of June 30, 2021 and December 31, 2020, the Company owes $400,000 and $400,000 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Twelve Months Ending June 30, 2021,	Amount due
2022	$-
2023	-
2024	400,000
2025	-
2026	-
Total	$400,000

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock

On April, 29, 2021, the Company completed a public offering (“the Offering”) to sell an aggregate of 3,180,000 shares of the Company’s common stock together with warrants to purchase an aggregate of 3,180,000 shares of common stock. The Company also granted the underwriters warrants to purchase an aggregate of 477,000 shares of Common Stock at the same price. Net proceeds from the Offering were approximately $11.7 million (excluding any sale of the Option Shares), after deducting underwriting discounts and commissions and public offering expenses payable by the Company.

During the six months ended June 30, 2021, a total of 436,749 shares of the Company’s Series B preferred stock was converted to 436,749 shares of the Company’s common stock.

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

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On each of January 1, 2017, January 1, 2019 and January 1, 2020, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares, or a total of 1,693,134 shares. As a result of these increases, as of June 30, 2021 and December 31, 2020, the aggregate number of shares of common stock available for awards under the 2016 Plan was 4,868,623 shares and 4,868,623 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 5,493,861 options outstanding as of June 30, 2021. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$3.65-5.60
Expected dividend yield	0%
Risk free interest rate	0.81%-1.58%
Expected life in years	5-10
Expected volatility	148%-158%

There were 5,597,861 options outstanding as of December 31, 2020. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.75
Expected dividend yield	0%
Risk free interest rate	0.64%-1.61%
Expected life in years	10
Expected volatility	140%-146%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options

Outstanding December 31, 2020	5,597,861	$1.47	6.48
Granted	546,000	$4.96	9.60
Expired	(280,000)	$1.00	-
Exercised	(370,000)	$1.48	-
Outstanding June 30, 2021	5,493,861	$1.84	6.79

A summary of the status of the Company’s nonvested options as of June 30, 2021, and changes during the six months ended June 30, 2021, is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at December 31, 2020	862,833	$1.75
Granted	546,000	$4.96
Vested	(433,979)	$3.32
Forfeited	-	$-
Nonvested at June 30, 2021	974,854	$3.02

As of June 30, 2021, the Company had 5,493,861 shares issuable under options outstanding at a weighted average exercise price of $1.84 and an intrinsic value of $5,701,038

The total number of options granted during the six months ended June 30, 2021 and 2020 was 546,000 and 1,387,497, respectively. The exercise price for these options was $3.65 or $5.60 per share.

The Company recognized compensation expense related to options issued of $722,966 and $304,148 during the three months ended June 30, 2021 and 2020, respectively, in which $721,490 and $269,408 is included in general and administrative expenses and $1,476 and $34,740 in research and development expenses, respectively. For the three months ended June 30, 2021, $528,197 of the stock compensation was related to employees and $194,769 was related to non-employees.

The Company recognized compensation expense related to options issued of $1,068,941 and $751,552 during the six months ended June 30, 2021 and 2020, respectively, in which $1,065,988 and $595,202 is included in general and administrative expenses and $2,953 and $69,381 in research and development expenses, respectively. For the six months ended June 30, 2021, $664,400 of the stock compensation was related to employees and $404,541 was related to non-employees.

As of June 30, 2021, the unamortized stock option expense was $2,541,457 with $343,794 being related to employees and $2,197,663 being related to non-employees. As of June 30, 2021, the weighted average period for the unamortized stock compensation to be recognized is 3.58 years.

On February 25, 2021, the Company issued a total of 366,000 options to purchase shares of the Company’s common stock to five individuals, with 350,000 of these options being issued to related parties. These options had a grant date fair value of $2,009,063. These options have an exercise price of $5.60 and a term of 10 years or 5 years. 16,000 of the options vest immediately and 350,000 of the options vest monthly over 48 months.

On May 26, 2021, the Company issued a total of 180,000 options to purchase shares of the Company’s common stock to a related party. These options had a grant date fair value of $474,231. These options have an exercise price of $3.65, a term of 10 years, and vest immediately.

During the three months ended March 31, 2021, 10,000 options were exercised for 10,000 shares of the Company’s common stock. These options had an exercise price of $1.00.

During the three months ended June 30, 2021, the Company issued 360,000 shares of the Company’s common stock to a related party for the exercise of 360,000 options. The Company received proceeds of $532,500 from the exercise.

Warrants:

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Warrants

Outstanding December 31, 2020	4,007,058	$1.06	1.86
Granted	3,657,000	4.98	4.83
Expired	(150,249)	1.25	-
Exercised	(1,381,179)	1.13	-
Outstanding June 30, 2021	6,132,630	$3.38	3.65

As of June 30, 2021, the Company had 6,132,630 shares issuable under warrants outstanding at a weighted average exercise price of $3.38 and an intrinsic value of $4,629,869.

During the three months ended March 31, 2021, 373,042 warrants were exercised for 240,123 shares of the Company’s common stock. The Company received $27,125 from these exercises.

During the three months ended June 30, 2021, the Company issued 836,558 shares of the Company’s common stock for the net exercise of 1,008,137 warrants. 231,277 of these shares of common stock were issued to a related party. The Company received proceeds of $300,000 from the exercise.

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

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ends on April 1, 2022. As of June 30, 2021, Dr. David Lovejoy of the University has been granted 553,299 stock options, of which 435,487 are fully vested and 100,000 have expired. These have an exercise price of $1.00, $1.25 or 1.75 and are exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027, October 16, 2027 or on February 13, 2030.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the six months ended June 30, 2021 and 2020, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the six months ended June 30, 2021 and 2020 and therefore was not subject to paying any royalties.

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

NOTE 10- SUBSEQUENT EVENTS

Subsequent to the period, a total of 436,017 shares of the Company’s preferred stock was converted to 436,017 shares of the Company’s common stock.

On July 26, 2021, the Company issued 32,000 options to purchase share of the Company’s common stock. These options have a term of ten years, an exercise price of $2.09, and vest over 48 months.

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

During the three months ended June 30, 2021, we incurred a loss from operations of $1,308,833 as compared to $488,943 for the three months ended June 30, 2020. The increase in the loss is due to an increase in research and development expense of $88,584 from $52,008 for the three months ended June 30, 2020 to $140,592 for the three months ended June 30, 2021, and by an increase in general and administrative expenses of $731,306 from $436,935 for the three months ended June 30, 2020 to $1,168,241 for the three months ended June 30, 2021.

During the six months ended June 30, 2021, we incurred a loss from operations of $2,515,023 as compared to $1,009,679 for the six months ended June 30, 2020. The increase in the loss is due to an increase in research and development expense of $614,976 from $117,967 for the six months ended June 30, 2020 to $732,943 for the six months ended June 30, 2021, and by an increase in general and administrative expenses of $890,368 from $891,712 for the six months ended June 30, 2020 to $1,782,080 for the six months ended June 30, 2021.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations and peptide synthesizer companies. These expenses could also include business combinations, capital expenditures, and new drug development working capital requirements. As of June 30, 2021, we had cash of $11,932,973 and working capital of $11,459,553. We anticipate further losses from the development of our business. Based on its cash resources as of June 30, 2021, the Company has sufficient resources to fund its operations at least until the end of the second quarter of 2023. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2023. Because of these factors, the Company believes that this alleviates substantial doubt in connection with the Company’s ability to continue as a going concern.

Operating activities used $1,318,090 and $510,097 in cash for the six months ended June 30, 2021 and 2020, respectively. The use of cash in operating activities during the six months ended June 30, 2021, primarily comprised of $2,754,248 net loss, $1,068,941 in stock compensation expense, $83,670 of change in the fair value of the derivative liability since December 31, 2020, an increase in prepaid expenses of $78,990, and a $94,278 increase of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $0 and $0 in cash for the six months ended June 30, 2021 and 2020, respectively.

Financing activities provided $12,577,664 and $900,000 in cash the six months ended June 30, 2021 and 2020. The cash provided by operations came from proceeds from issuance of shares and warrants from the offering net of offering costs of $11,708,039, exercise of options of $542,500, and exercise of warrants of $327,125.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of June 30, 2021. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses we identified are described below:

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

These material weaknesses could result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

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

During the three months ended March 31, 2021, 10,000 options were exercised for 10,000 shares of the Company’s common stock

During the three months ended June 30, 2021, the Company issued 836,558 shares of the Company’s common stock for the net exercise of 1,008,137 warrants. 231,277 of these shares of common stock were issued to a related party. The Company received proceeds of $300,000 from the exercise.

During the six months ended June 30, 2021, a total of 436,749 shares of the Company’s preferred stock was converted to 436,749 shares of the Company’s common stock.

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

(€) - Filed herewith.

(*)  -Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2021	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

