Form 10-Q
period 2021-09-30
Protagenic Therapeutics, Inc.\new
filed 2021-11-15
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

☐ Yes ☒ No

As of November 12, 2021 there were 16,955,817 shares of common stock outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS

Cash	$460,115	$671,091
Marketable securities	10,394,573	-
Prepaid expenses	802,417	208,156

TOTAL CURRENT ASSETS	11,657,105	879,247

TOTAL ASSETS	$11,657,105	$879,247

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$724,417	$571,517
Derivative liability	-	83,670

TOTAL CURRENT LIABILITIES	724,417	655,187

PIK convertible notes payable, net of debt discount	441,435	1,081,384
PIK convertible notes payable, net of debt discount - related parties	120,654	292,412

TOTAL LIABILITIES	1,286,506	2,028,983

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 0 and 872,766 shares issued and outstanding at September 30, 2021, and December 31, 2020	-	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 16,955,817 and 10,360,480 shares issued and outstanding at September 30, 2021, and December 31, 2020	1,697	1,036
Additional paid-in-capital	31,872,763	16,719,749
Accumulated deficit	(21,331,483)	(17,698,936)
Accumulated other comprehensive loss	(172,378)	(171,586)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,370,599	(1,149,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,657,105	$879,247

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	257,279	539,770	990,222	657,737
General and administrative	506,892	552,246	2,288,972	1,356,990

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	764,171	1,092,016	3,279,194	2,014,727

LOSS FROM OPERATIONS	(764,171)	(1,092,016)	(3,279,194)	(2,014,727)

OTHER (EXPENSE) INCOME

Interest income	336	17	568	494
Interest expense	(114,464)	(58,827)	(437,591)	(152,757)
Change in fair value of derivative liability	-	104,718	83,670	141,907

TOTAL OTHER INCOME (EXPENSES)	(114,128)	45,908	(353,353)	(10,356)

LOSS BEFORE TAX	(878,299)	(1,046,108)	(3,632,547)	(2,025,083)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(878,299)	$(1,046,108)	$(3,632,547)	$(2,025,083)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized loss on marketable securities	(974)	-	(974)	-
Foreign exchange translation income (loss)	(791)	736	182	(599)

TOTAL COMPREHENSIVE LOSS	$(880,064)	$(1,045,372)	$(3,633,339)	$(2,025,682)

Net loss per common share - Basic and Diluted	$(0.05)	$(0.10)	$(0.26)	$(0.20)

Weighted average common shares - Basic and Diluted	16,521,882	10,275,758	13,939,400	10,274,005

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Series B Convertible				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the nine months ended September 30, 2020

BALANCE -December 31, 2019	872,766	$1	10,261,419	$1,026	$14,687,172	$(15,150,201)	$(172,364)	$(634,366)

Foreign currency translation loss	-	-	-	-	-	-	(2,419)	(2,419)
Stock compensation - stock options	-	-	-	-	360,436	-	-	360,436
Debt discount from beneficial conversion feature	-	-	-	-	89,204	-	-	89,204
Issuance of options for settlement of accrued payroll	-	-	-	-	93,950	-	-	93,950
Modification of warrants	-	-	-	-	5,861	-	-	5,861

Net loss	-	-	-	-	-	(498,589)	-	(498,589)

BALANCE -March 31, 2020	872,766	$1	10,261,419	$1,026	$15,236,623	$(15,648,790)	$(174,783)	$(585,923)

Foreign currency translation gain	-	-	-	-	-	-	1,084	1,084
Stock compensation - stock options	-	-	-	-	304,148	-	-	304,148
Stock compensation – warrants	-	-	-	-	86,968	-	-	86,968
Debt discount from beneficial conversion feature	-	-	-	-	15,000	-	-	15,000

Net loss	-	-	-	-	-	(480,386)	-	(480,386)

BALANCE - June 30, 2020	872,766	$1	10,261,419	$1,026	$15,642,739	$(16,129,176)	$(173,699)	$(659,109)

Foreign currency translation gain	-	-	-	-	-	-	736	736
Stock compensation - stock options	-	-	-	-	458,567	-	-	458,567
Stock issued for services	-	-	99,061	10	119,990	-	-	120,000
Debt discount from warrants issued to placement agents- offering cost	-	-	-	-	105,194	-	-	105,194

Net loss	-	-	-	-	-	(1,046,108)	-	(1,046,108)

BALANCE - September 30, 2020	872,766	$1	10,360,480	$1,036	$16,326,490	$(17,175,284)	$(172,963)	$(1,020,720)

For the nine months ended September 30, 2021

BALANCE -December 31, 2020	872,766	$1	10,360,480	$1,036	$16,719,749	$(17,698,936)	$(171,586)	$(1,149,736)

Foreign currency translation gain	-	-	-	-	-	-	491	491
Stock compensation - stock options	-	-	-	-	345,975	-	-	345,975
Exercise of options	-	-	10,000	1	(1)	-	-	-
Exercise of warrants	-	-	240,123	24	27,101	-	-	27,125

Net loss	-	-	-	-	-	(1,206,452)	-	(1,206,452)

BALANCE -March 31, 2021	872,766	$1	10,610,603	$1,061	$17,092,824	$(18,905,388)	$(171,095)	$(1,982,597)

Foreign currency translation gain	-	-	-	-	-	-	482	482
Issuance of shares and warrants from offering, net of offering costs	-	-	3,180,000	318	11,707,721	-	-	11,708,039
Stock compensation - stock options	-	-	-	-	722,966	-	-	722,966
Exercise of options	-	-	360,000	36	542,464	-	-	542,500
Exercise of warrants	-		836,558	84	299,916	-	-	300,000
Conversion of preferred stock	(436,749)		436,749	44	(44)	-	-	-
Conversion of notes and interest			839,724	84	1,054,460	-	-	1,054,544

Net loss	-	-	-	-	-	(1,547,796)	-	(1,547,796)

BALANCE - June 30, 2021	436,017	$1	16,263,634	$1,627	$31,420,307	$(20,453,184)	$(170,613)	$10,798,138

Foreign currency translation loss	-	-	-	-	-	-	(791)	(791)
Unrealized loss on marketable securities	-	-	-	-	-	-	(974)	(974)
Stock compensation - stock options	-	-	-	-	231,649	-	-	231,649
Conversion of preferred stock	(436,017)	(1)	436,017	44	(43)	-	-	-
Conversion of notes and interest	-	-	176,666	18	220,858	-	-	220,876
Shares issued to underwriter as stock issuance costs	-	-	79,500	8	(8)	-	-	-

Net loss	-	-		-	-	(878,299)	-	(878,299)

BALANCE - September 30, 2021	-	$-	16,955,817	$1,697	$31,872,763	$(21,331,483)	$(172,378)	$10,370,599

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,632,547)	$(2,025,083)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	249
Stock based compensation	1,300,590	1,243,151
Change in fair value of the derivative liability	(83,670)	(141,907)
Amortization of debt discount	378,293	104,169
Modification of warrants	-	5,861
Changes in operating assets and liabilities
Prepaid expenses	(594,260)	29,949
Accounts payable and accrued expenses	238,069	(244,300)

NET CASH USED IN OPERATING ACTIVITIES	(2,393,525)	(1,027,911)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of marketable securities	(10,395,547)	-

NET CASH USED IN INVESTING ACTIVITIES	(10,395,547)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Exercise of warrants for cash	327,125	-
Exercise of options for cash	542,500	-
Issuance of shares and warrants from offering, net of offering costs	11,708,039	-
Proceeds from notes payable	100,000	-
Repayment of notes payable	(100,000)	-
Debt discount from issuance costs paid on PIK convertible notes	-	(104,090)
Proceeds from PIK convertible notes	-	1,177,500
Proceeds from PIK convertible notes - related party	-	150,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,577,664	1,223,410

Effect of exchange rate on cash	432	(5,548)

NET INCREASE (DECREASE) IN CASH	(210,976)	189,951

CASH, BEGINNING OF THE PERIOD	671,091	798,623

CASH, END OF THE PERIOD	$460,115	$988,574

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for conversion of notes and interest	$1,275,420	$-
Debt discount from beneficial conversion feature	$-	$104,204
Debt discount from warrants issued to placement agents	$-	$192,162
Issuance of options for settlement of accrued payroll	$-	$93,950
Unrealized loss on marketable securities	$974	$-

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2021

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

Based on its cash resources as of September 30, 2021, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2023. Absent generation of sufficient revenue from the execution of the Company’s business plan and sales revenue is not anticipated before 2024, the Company will need to obtain debt or equity financing by the third quarter of 2023. Because of these factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC” for interim financial information. In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2021 and 2020. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2020, which contain the audited financial statements and notes thereto, for the years ended December 31, 2020 and 2019 included within the Company’s Form 10-K filed with the SEC on March 25, 2021. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of September 30, 2021, the Company has bank balances that exceeds the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

Marketable Securities

The Company accounts for marketable debt securities, the only type of securities it owns, in accordance with the FASB Accounting Standards Codification 320, Investments – Debt and Equity Securities (“ASC 320”).

Pursuant to ASC 320-10-35-1, investments in debt securities that are classified as available for sale shall be measured subsequently at fair value in the condensed consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized.

During the nine months ended September 30, 2021 the Company purchased $10,395,547 and sold $0 in marketable securities with a realized gain of $0 and an unrealized loss of $974. As of September 30, 2021 and December 31, 2020, the Company owned marketable securities with a total value of $10,394,573 and $0, respectively.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of September 30, 2021.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$10,394,573	$10,394,573	$—	$—	$10,394,573
Derivative warrants liabilities	$—	$—	$—	$—	$—

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2020.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$—	$—	$—	$—
Derivative warrants liabilities	$83,670	$—	$—	$83,670	$83,670

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2021 and the year ended December 31, 2020:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2020	$83,670
Change in fair value of derivative warrants liabilities	(83,670)
Balance, September 30, 2021	$-

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

During the nine months ended September 30, 2021 and 2020, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $83,670 and a gain of $141,907 relating to the change in fair value, respectively. The warrants expired on February 21, 2021, resulting in the elimination of the derivative liability.

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

	Potentially Outstanding Dilutive Common Shares
	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	-	872,766

Stock Options	5,530,861	4,391,472

Warrants	6,132,630	4,007,058

Convertible Notes	646,000	1,598,000

Total potentially outstanding dilutive common shares	12,309,491	10,869,296

Research and Development

Research and development expenses are charged to operations as incurred.

Foreign Currency Translation

The Company follows ASC 830, Foreign Currency Matters (“ASC 830”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. ASC 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to ASC 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30, 2021	December 31, 2020

Accounting	$62,911	$36,161
Research and development	383,368	393,496
Legal	4,500	-
Other	273,638	141,860
Total	$724,417	$571,517

On October 1, 2019, the Company entered into an agreement with a consultant for toxicology studies. The consultant quoted a commitment of approximately $988,000 as an estimate for the study. 50% of the total price was paid upon the signing of the agreement, 35% of the total price is to be paid upon completion of the in-life study, and the remaining 15% of the total price is to be paid upon the issuance of the report. If the Company cancels the study the Company will be required to pay a cancelation fee. If the cancelation happens prior to the arrival of the test animals then the Company will need to pay between 20% and 50% of the animal fees depending on when the cancellation happens. If the cancellation occurs after the animals arrive but before the study begins then the Company will be responsible for paying 50% of the protocol price plus a fee of $7,000 per room/week for animal husbandry until the animals can be relocated or disposed of. If the Company cancels the study after it has begun then the Company will need to pay any fees for procured items for the study and any nonrecoverable expenses incurred by the consultant. As of September 30, 2021 and December 31, 2020, the Company has paid $174,106 and $174,106 to the consultant and there is a balance of $319,799 and $319,799 due, respectively.

NOTE 5 – NOTE PAYABLE AND CONVERTIBLE NOTE PAYABLE (PIK NOTES)

Note Payable

On March 1, 2021, the Company entered into a $100,000 promissory note. This note was due on February 28, 2026 and accrued interest at a rate of 5% per annum or 7.5% per annum in the case of default. Since the Company completed a financing of no less than $7.5 million, the note holder was issued warrants valued at $25,000 with an exercise price equal to 110% of the offering cost of the common stock in the financing. These warrants have a term of five years. During the nine months ended September 30, 2021, the Company paid off the balance of this note’s principal and accrued interest.

As of September 30, 2021 and December 31, 2020, the Company owes $0 and $0 on the outstanding note, respectively.

Convertible Notes Payable

During the nine months ended September 30, 2021 and 2020, the Company amortized $99,659 and $63,342 of the debt discount, respectively. At September 30, 2021 and December 31, 2020, the Company had an unamortized debt discount of $166,065 and $516,116, respectively.

During the nine months ended September 30, 2021, a total of 839,724 shares of the Company’s common stock was issued for the conversion of notes and interest. A total of $990,000 in principal and $64,544 in accrued interest was converted. As part of this conversion, the Company also expensed $186,785 in unamortized debt discount related to these converted notes.

As of September 30, 2021 and December 31, 2020, the Company owes $607,500 and $1,597,500 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Twelve Months Ending September 30, 2021,	Amount due
2022	$-
2023	-
2024	607,500
2025	-
2026	-
Total	$607,500

Convertible Notes Payable – Related Parties

During the nine months ended September 30, 2021 and 2020, the Company amortized $28,242 and $28,344 of the debt discount, respectively. At September 30, 2021 and December 31, 2020, the Company had an unamortized debt discount of $79,346 and $107,588, respectively.

During the nine months ended September 30, 2021, a total of 176,666 shares of the Company’s common stock was issued for the conversion of notes and interest. A total of $200,000 in principal and $20,876 in accrued interest was converted. As part of this conversion, the Company also expensed $63,607 in unamortized debt discount related to these converted notes.

As of September 30, 2021 and December 31, 2020, the Company owes $200,000 and $400,000 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Twelve Months Ending September 30, 2021,	Amount due
2022	$-
2023	-
2024	200,000
2025	-
2026	-
Total	$200,000

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock

On April, 29, 2021, the Company completed a public offering (“the Offering”) to sell an aggregate of 3,180,000 shares of the Company’s common stock together with warrants to purchase an aggregate of 3,180,000 shares of common stock. The Company also granted the underwriters warrants to purchase an aggregate of 477,000 shares of Common Stock at the same price. Net proceeds from the Offering were approximately $11.7 million (excluding any sale of the Option Shares), after deducting underwriting discounts and commissions and public offering expenses payable by the Company. In connection with the Offering, the Company issued 79,500 shares to the underwriter which were recognized as stock issuance costs.

During the nine months ended September 30, 2021, a total of 872,766 shares of the Company’s Series B preferred stock was converted to 872,766 shares of the Company’s common stock.

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

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On each of January 1, 2017, January 1, 2019 and January 1, 2020, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares, or a total of 1,693,134 shares. As a result of these increases, as of September 30, 2021 and December 31, 2020, the aggregate number of shares of common stock available for awards under the 2016 Plan was 4,868,623 shares and 4,868,623 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 5,530,861 options outstanding as of September 30, 2021. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.96-5.60
Expected dividend yield	0%
Risk free interest rate	0.81%-1.58%
Expected life in years	5-10
Expected volatility	147%-158%

There were 5,597,861 options outstanding as of December 31, 2020. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.75
Expected dividend yield	0%
Risk free interest rate	0.64%-1.61%
Expected life in years	10
Expected volatility	140%-146%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options

Outstanding December 31, 2020	5,597,861	$1.47	6.48
Granted	583,000	$4.77	9.38
Expired	(280,000)	$1.00	-
Exercised	(370,000)	$1.48	-
Outstanding September 30, 2021	5,530,861	$1.84	6.56

A summary of the status of the Company’s nonvested options as of September 30, 2021, and changes during the nine months ended September 30, 2021, is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at December 31, 2020	862,833	$1.75
Granted	583,000	$4.77
Vested	(540,104)	$3.15
Forfeited	-	$-
Nonvested at September 30, 2021	905,729	$3.03

As of September 30, 2021, the Company had 5,530,861 shares issuable under options outstanding at a weighted average exercise price of $1.84 and an intrinsic value of $1,837,818.

The total number of options granted during the nine months ended September 30, 2021 and 2020 was 583,000 and 1,762,495, respectively. The exercise price for these options ranges from $1.96 to $5.60 per share.

The Company recognized compensation expense related to options issued of $231,649 and $458,567 during the three months ended September 30, 2021 and 2020, respectively, in which $230,173 and $458,091 is included in general and administrative expenses and $1,476 and $1,476 in research and development expenses, respectively. For the three months ended September 30, 2021, $53,966 of the stock compensation was related to employees and $177,683 was related to non-employees.

The Company recognized compensation expense related to options issued of $1,300,590 and $1,123,151 during the nine months ended September 30, 2021 and 2020, respectively, in which $1,296,162 and $1,052,294 is included in general and administrative expenses and $4,428 and $70,857 in research and development expenses, respectively. For the nine months ended September 30, 2021, $718,366 of the stock compensation was related to employees and $582,224 was related to non-employees.

As of September 30, 2021, the unamortized stock option expense was $2,385,046 with $289,828 being related to employees and $2,095,218 being related to non-employees. As of September 30, 2021, the weighted average period for the unamortized stock compensation to be recognized is 3.37 years.

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

On July 26, 2021, the Company issued a total of 32,000 options to purchase shares of the Company’s common stock. These options had a grant date fair value of $65,626. These options have an exercise price of $2.09, a term of 10 years, and vest over 48 months.

On August 10, 2021, the Company issued a total of 5,000 options to purchase shares of the Company’s common stock. These options had a grant date fair value of $9,615. These options have an exercise price of $1.96, a term of 10 years, and vest over 48 months.

During the three months ended March 31, 2021, 10,000 options were exercised for 10,000 shares of the Company’s common stock. These options had an exercise price of $1.00.

During the three months ended June 30, 2021, the Company issued 360,000 shares of the Company’s common stock to a related party for the exercise of 360,000 options. The Company received proceeds of $532,500 from the exercise.

Warrants:

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Warrants

Outstanding December 31, 2020	4,007,058	$1.06	1.86
Granted	3,657,000	4.98	4.83
Expired	(150,249)	1.25	-
Exercised	(1,381,179)	1.13	-
Outstanding September 30, 2021	6,132,630	$3.38	3.40

As of September 30, 2021, the Company had 6,132,630 shares issuable under warrants outstanding at a weighted average exercise price of $3.38 and an intrinsic value of $2,129,482.

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

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ends on April 1, 2022. As of September 30, 2021, Dr. David Lovejoy of the University has been granted 553,299 stock options, of which 439,862 are fully vested and 100,000 have expired. These have an exercise price of $1.00, $1.25 or 1.75 and are exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027, October 16, 2027 or on February 13, 2030.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the nine months ended September 30, 2021 and 2020 and therefore was not subject to paying any royalties.

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

During the three months ended September 30, 2021, we incurred a loss from operations of $764,171 as compared to $1,092,016 for the three months ended September 30, 2020. The decrease in the loss is due to a decrease in research and development expense of $282,491 from $539,770 for the three months ended September 30, 2020 to $257,279 for the three months ended September 30, 2021, and by a decrease in general and administrative expenses of $45,354 from $552,246 for the three months ended September 30, 2020 to $506,892 for the three months ended September 30, 2021.

During the nine months ended September 30, 2021, we incurred a loss from operations of $3,279,194 as compared to $2,014,727 for the nine months ended September 30, 2020. The increase in the loss is due to an increase in research and development expense of $332,485 from $657,737 for the nine months ended September 30, 2020 to $990,222 for the nine months ended September 30, 2021, and by an increase in general and administrative expenses of $931,982 from $1,356,990 for the nine months ended September 30, 2020 to $2,288,972 for the nine months ended September 30, 2021.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations and peptide synthesizer companies. These expenses could also include business combinations, capital expenditures, and new drug development working capital requirements. As of September 30, 2021, we had cash of $460,115 and working capital of $10,932,688. We anticipate further losses from the development of our business. Based on its cash resources as of September 30, 2021, the Company has sufficient resources to fund its operations at least until the end of the second quarter of 2023. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2023. Because of these factors, the Company believes that this alleviates substantial doubt in connection with the Company’s ability to continue as a going concern.

Operating activities used $2,393,525 and $1,027,911 in cash for the nine months ended September 30, 2021 and 2020, respectively. The use of cash in operating activities during the nine months ended September 30, 2021, primarily comprised of $3,632,547 net loss, $1,300,590 in stock compensation expense, $83,670 of change in the fair value of the derivative liability since December 31, 2020, an increase in prepaid expenses of $594,260, and a $238,069 increase of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities used $10,395,547 and $0 in cash for the nine months ended September 30, 2021 and 2020, respectively. The use of cash in investing activities was due to the purchase of marketable securities.

Financing activities provided $12,577,664 and $1,223,410 in cash the nine months ended September 30, 2021 and 2020. The cash provided by operations came from proceeds from issuance of shares and warrants from the offering net of offering costs of $11,708,039, exercise of options of $542,500, and exercise of warrants of $327,125.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of September 30, 2021. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the nine months ended September 30, 2021, a total of 827,766 shares of the Company’s preferred stock was converted to 827,766 shares of the Company’s common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (€)

31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act (€)

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act *

101.INS	Inline XBRL Instance Document (€)

101.CAL	Inline XBRL Taxonomy Extension Schema Document (€)

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document (€)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (€)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (€)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (€)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(€) - Filed herewith.

(*) -Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2021	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

