Form 10-K
period 2021-12-31
Protagenic Therapeutics, Inc.\new
filed 2022-04-07
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-51353

Protagenic Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1390025
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

149 Fifth Avenue
New York, New York	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 994-8200

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001, PTIX	Nasdaq Capital Market
Common Stock Purchase Warrant, PTIXW	Nasdaq Capital Market

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 29, 2021, based on a closing price as reported on the Nasdaq Capital Market of $6.25 was approximately $66,316,269.

As of March 31, 2022, there were 17,253,278 shares of the registrant’s common stock, par value $0.0001, issued and outstanding, and 0 shares of the registrant’s Series B Preferred Stock, par value $0.000001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTAGENIC THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

Risks Related to Our Financial Condition and Capital Requirements

●	If we continue to incur operating losses and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs, complete our clinical trials, or bring products to market, or may be forced to reduce or cease operations entirely. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.

●	Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to cease or delay our operations.

●	Covid-19 could adversely impact our business, including our clinical trials, and financial condition.

Risks Related to Clinical Development and Regulatory Approval

●	Our results to date provide no basis for predicting whether any of our product candidates will be safe or effective, or receive regulatory approval.

●	We may not be able to initiate and complete preclinical studies and clinical trials for our product candidates which could adversely affect our business.

●	If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented, which could materially affect our financial condition.

●	If the market opportunities for our current and potential future drug candidates are smaller than we believe they are, our ability to generate product revenues will be adversely affected and our business may suffer.

Risks Related to Our Reliance on Third Parties

●	We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.

●	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

●	We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current product candidates or any future products, on a timely basis or at all, and our financial condition will be adversely affected.

Risks Related to Commercialization of Our Product Candidates

●	We have no experience as a company in commercializing any product. If we fail to obtain commercial expertise, upon product approval by regulatory agencies, our product launch and revenues could be delayed.

●	We may not be able to gain market acceptance of our product candidates, which would prevent us from becoming profitable.

●	We may not be able to manufacture our product candidates in clinical or commercial quantities, which would prevent us from commercializing our product candidates.

●	Disputes under key agreements or conflicts of interest with our scientific advisors or clinical investigators could delay or prevent development or commercialization of our product candidates.

Risks Related to Our Intellectual Property

●	We may not be able to maintain our exclusive worldwide license to use and develop PT00114 which could materially affect our business plan.

Risks Related to Our Business Operations and Industry

●	If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

●	We may encounter difficulties in managing our growth, which could adversely affect our operations.

●	Healthcare reform measures could adversely affect our business.

●	Our business and operations are vulnerable to computer system failures, cyber-attacks or deficiencies in our cyber-security, which could increase our expenses, divert the attention of our management and key personnel away from our business operations and adversely affect our results of operations.

●	Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

●	If we, our CROs or our IT vendors experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of personal data, we may face costs, significant liabilities, harm to our brand and business disruption.

●	If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Risks Associated to our Common Stock

●	If we fail to comply with the continued minimum closing bid requirements of Nasdaq by October 3, 2022 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

●	Our common stock is a “Penny Stock” subject to specific rules governing its sale to investors that could impact its liquidity.

●	The market price of our common stock may be volatile, which could lead to losses by investors and costly securities litigation.

●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

●	Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

●	Our common stock is controlled by insiders.

●	We do not intend to pay dividends for the foreseeable future and may never pay dividends.

●	Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

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

PT00114 leverages a completely novel mechanism of action. Protagenic owns exclusive, worldwide rights to PT00114 through its license agreement with the University of Toronto and has an exclusive right to license additional intellectual property generated by Dr. David Lovejoy’s lab at University of Toronto. Additionally, the company is engaged in the research & development of follow-on compounds in the TCAP family. Extensive publications in peer-reviewed scientific journals underline the central role stress plays in the onset and proliferation of neuropsychiatric disorders like depression, anxiety, substance abuse & addiction, and PTSD. The mechanism of action of TCAP suggests that it counterbalances stress overdrive at the cellular level within the brain’s stress response cascade. TCAP works to alleviate the harmful behavioral, biochemical, and physiological effects of these disorders, while simultaneously restoring brain health. This mechanism has been corroborated in preclinical animal models of the psychiatric disorders listed above. Preclinical experiments required for IND filing have been completed, and the company will seek to prove the safety and efficacy of PT00114 in humans through its initial clinical studies to commence in the second quarter of 2022.

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

Continue with our strategy of strengthening our IP position in this important novel field of neuropsychiatry

IND Submission

We anticipate re-submitting an investigational new drug (IND) application and initiating a PhaseI/IIa study to evaluate the safety, tolerability, and early activity of PT100114 (TCAP) in healthy volunteers and patients with psychiatric illnesses in the second quarter of 2022. The IND enabling studies, including the preclinical efficacy data generated, as well as the GLP toxicology study, and a summary of the Phase I clinical trial plan, will be among the components of this key regulatory submission.

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

Technology License Agreement

On July 31, 2005, the Company had entered into a Technology License Agreement (“License Agreement”) with the University of Toronto (the “University” or “UT”) pursuant to which the University agreed to license to the Company patent rights and other intellectual property, among other things (the “Technologies”). The Technology License Agreement was amended on February 18, 2015. Unless earlier terminated, the term of this License Agreement shall terminate on the expiration or invalidity of the last issued Patent in the License Agreement

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the year ended December 31, 2021 and therefore was not subject to paying any royalties.

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

Sales and Marketing

We currently have no sales, marketing or distribution capabilities. In order to commercially market PT00114 and any product candidates we develop in the future, we would either need to develop an internal sales team and marketing department or collaborate with third parties who have sales and marketing capabilities. As we enter the clinical trials later in 2022, we anticipate seeking a Market Access expert or consultancy to better understand clinician and payor dynamics in the therapeutic areas we are focused on, so that, as we begin later stage studies, we are working on a deeper commercial assessment in parallel. We have done some high-level benchmarking of pricing based on the current landscape of approved and available therapies for psychiatric disorders we are targeting, both in the generics and on-patent realms.

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

As of December 31, 2021, we have four patents issued by the Governments of the United States, Canada, European Union (validated in Germany, France and Great Britain) and Australia on our original platform technology. The patent applications were made in the name of Dr. David A. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT. We have three further issued patents and ten pending patent applications in related technology that the company has rights in or own.

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

As of December 31, 2021, we own or have rights in the following intellectual property:

TENEURIN C-TERMINAL ASSOCIATED PEPTIDES (TCAP) AND METHODS AND USES THEREOF*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
AUSTRALIA	05/02/2003	2003221575	09/23/2011	2003221575	ISSUED
CANADA	05/02/2003	2,482,810	06/10/2014	2,482,810	ISSUED
EUROPEAN PATENT (Validated in France (FR), Germany (DE) and Great Britain (GB)	05/02/2003	03717086.7	03/12/2014	1499635	ISSUED
UNITED STATES	11/01/2004	10/510,959	01/03/2012	8,088,889	ISSUED

A METHOD FOR REGULATING NEURITE GROWTH*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
UNITED STATES	06/19/2012 (Continuation)	13/527,414	08/01/2017	9,718,857	ISSUED

A METHOD FOR MODULATING INSULIN-INDEPENDENT GLUCOSE TRANSPORT USING TENEURIN C-TERMINAL ASSOCIATED PEPTIDE (TCAP)*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
CANADA	07/21/2015	2,955,410			PENDING
GREAT BRITAIN	07/21/2015(PCT)	1702638.6	07/21/2020	2543996	ISSUED
UNITED STATES	01/17/2017(371c)	15/326,735	04/14/2020	10,617,736	ISSUED

COMPOSITIONS, METHODS AND USES FOR ENHANCING MUSCLE FUNCTION*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
US	09/26/2017(PCT) / 03/25/2019(371c)	16/336,334			PENDING
CA	09/26/2017	3,038,169			PENDING

COMPOSITIONS, METHODS AND USES FOR TREATING POST-TRAUMATIC STRESS DISORDER *
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
UNITED STATES	10/12/2018(PCT) /04/10/2020(371c)	16/755,372			PENDING
CANADA	04/14/2020	3,079,724			PENDING

COMPOSITIONS, METHODS AND USES OF A TENEURIN C-TERMINAL ASSOCIATED PEPTIDE-1 (TCAP-1) FOR TREATING OPIOID ADDICTION
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
CANADA	3/13/2019	3,093,841			PENDING
UNITED STATES	3/13/2019(PCT) / 9/11/2010 (371c)	16/980,176			PENDING
EUROPE	10/12/2020	19712494.4			PENDING
HONG KONG (Extended EP Application)	3/13/2019	62021035260.0			PENDING

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

Subsidiary

PTI Canada was incorporated in 2006 in the Province on Ontario, Canada. PTI Canada is a wholly-owned subsidiary of Protagenic. It provides operational support and assistance for the implementation of corporate and operational activities conducted in Canada. It also oversees and supports research and development activities conducted under auspices of UT. PTI Canada has three directors: Garo H. Armen (Chairman), Alexander K. Arrow and Vigen Nazarian. PTI Canada also has one part-time consultant, Robert Ziroyan. PTI Canada also benefits through tax incentive programs provided by the governments of Canada and the Province of Ontario. We derived credits from Canadian research and development tax credits for the years ended December 31, 2021 and 2020 of $0 and $16,830, respectively.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2021, the Company had incurred significant operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $22,221,870. Based on its cash resources as of December 31, 2021, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2023. The consolidated financial statements included in this report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have a history of losses and expect that losses may continue in the future.

We have generated net losses since we began operations, including $4,522,934 and $2,548,735 for the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $22,221,870. We have no approved products and have generated no product revenue. We expect that product development, preclinical and clinical programs will increase losses significantly over the next five years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations and our current cash position is sufficient to fund our current business plan at least until the second quarter of 2024. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our product development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected, and we may be unable to continue operations.

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

As of December 31, 2021, we have incurred an accumulated deficit of $22,221,870. We expect to continue to incur substantial operating losses over the next several years for the clinical development of our current and future licensed or purchased product candidates.

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

If we fail to sustain and further build our intellectual property rights, competitors will be able to take advantage of our research and development efforts to develop competing products. If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. Protagenic has obtained worldwide exclusive rights to PT00114 and related technology that was developed at UT. The Company currently has four patents issued by the Governments of the United States, Canada, European Union and Australia. As of December 31, 2021, we have four patents issued by the Governments of the United States, Canada, European Union (validated in Germany, France and Great Britain) and Australia on our original platform technology The patent applications were made in the name of Dr. David A. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT. We have three further issued patents and ten pending patent applications in related technology that the company has rights in or own.

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

Risks Associated to our Common Stock

If we fail to comply with the continued minimum closing bid requirements of Nasdaq by October 3, 2022 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company’s common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice, advising that such company has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Thereafter, if such a company does not regain compliance with the bid price requirement, a second 180-day compliance period may be available, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, including stockholder equity requirements, which we may be unable to satisfy (except for the bid price requirement), and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the company does not regain compliance with Rule 5550(a)(2) prior to the expiration of the initial 180 calendar day period, and if it appears to the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Nasdaq Staff”) that the company will not be able to cure the deficiency, or if the company is not otherwise eligible, the Nasdaq Staff will provide the company with written notification that its securities are subject to delisting from Nasdaq. At that time, the company may appeal the delisting determination to a Hearings Panel.

On April 5, 2022, the Nasdaq Staff notified us that we did not comply with the minimum $1.00 per share bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2), and we have 180 calendar days, or until June 1, 2022, to regain compliance. The closing bid price of our securities must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance.

If we are unable to regain compliance with the minimum closing bid price requirement by October 3, 2022, or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

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

Management has concluded that, during the year-ended December 31, 2021, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes and some of these issuances may be at a price (or exercise prices) below the price at which shares of our common stock is currently quoted on the NASDAQ Capital Markets. The future issuance of any such additional shares of common stock may create downward pressure on the trading price of our common stock.

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

Item 3. Legal Proceedings.

From time to time we may be named in claims arising in the ordinary course of business. As of December 31, 2021, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition, and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently available for trading in the over-the-counter market and is quoted on the Nasdaq Capital Markets under the symbol “PTIX.” There has been very limited market for our common stock and trading volume has been negligible. There is no guarantee that an active trading market will develop in our common stock. The following table sets forth, for the periods indicated and as reported on the Nasdaq Capital Markets, the high and low bid prices for our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low

2020(1)
First Quarter (1)	$1.72	$1.16
Second Quarter (1)	$2.00	$1.15
Third Quarter (1)	$2.00	$1.17
Fourth Quarter (1)	$1.22	$1.05

2021(1)
First Quarter (1)	$7.00	$1.05
Second Quarter (1)	$6.75	$1.84
Third Quarter (1)	$2.97	$1.55
Fourth Quarter (1)	$2.35	$1.33

(1)	The high and low bid prices for this quarter were reported by the Nasdaq Capital Markets. There was negligible trading volume during this period.

Holders

As of March 23, 2022, there are approximately 3,000 record holders of our common stock and zero holders of our Series B Preferred Stock.

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

Recent Sales of Unregistered Securities

During the year December 31, 2021, 370,000 options were exercised for 370,000 shares of the Company’s common stock. The Company received $542,500 from these exercises.

During the year ended December 31, 2021, 373,042 warrants were exercised for 240,123 shares of the Company’s common stock. The Company received $27,125 from these exercises.

During the year ended December 31, 2021, the Company issued 836,558 shares of the Company’s common stock for the net exercise of 1,008,137 warrants. 231,277 of these shares of common stock were issued to a related party. The Company received proceeds of $300,000 from the exercise.

During the year ended December 31, 2021, a total of 827,766 shares of the Company’s preferred stock was converted to 827,766 shares of the Company’s common stock.

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

During the year ended December 31, 2021, we incurred a loss from operations of $4,140,413 as compared to $2,551,611 for the year ended December 31, 2020. The increase in the loss is due to an increase in research and development expense of $436,993 from $699,797 for the year ended December 31, 2020 to $1,136,790 for the year ended December 31, 2021, and an increase in general and administrative expenses of $1,151,809 from $1,851,814 for the year ended December 31, 2020 to $3,003,623 for the year ended December 31, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have primarily financed our operations through the public offering of our equity securities and the private placement of our convertible securities.

In April 2021, we completed a public offering of our securities and uplisted to the Nasdaq Capital Market (the “Offering”). Pursuant to the Offering, we issued and sold 3,180,000 units at a public offering price of $4.15 Each unit consisted of one share of our common stock and one warrant, for a total of 3,180,000 shares of our common stock and 3,180,000 warrants to purchase up to an aggregate 3,180,000 shares of our common stock. Each warrant is exercisable to purchase one share of common stock at an exercise price of $4.98 per share (120% of the public offering price of the unit). The warrants are exercisable at any time from the date of issuance through the fifth anniversary of the date of issuance. The aggregate net proceeds receive by the Company from the Offering (before expenses) were $12.1 million. Upon the pricing of the Offering, our common stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “PTIX” . At this time, our warrants were also approved for listing and commenced trading under the ticker symbol “PTIXW”.

In June 2021, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities, warrants, or units from time to time for an aggregate initial offering price of up to $100.0 million. In July 2021, we entered into an At Market Issuance Agreement, or the ATM Agreement, with B. Riley Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC, or the Sales Agents, under which we may issue and sell from time to time up to $10.0 million of our common stock through or to the Sales Agents, as agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company has not yet sold any shares under the ATM Agreement. Therefore, as of December 31, 2021, $10.0 million of our common stock remained available for sale under the Sales Agreement.

Operating activities used $2,798,614 and $1,348,779 in cash for the years ended December 31, 2021 and 2020, respectively. The use of cash in operating activities during the year ended December 31, 2021, primarily comprised of $4,522,934 net loss, $1,518,756 in stock compensation expense, ($83,670) of change in the fair value of the derivative liability since December 31, 2020, an increase in prepaid expenses and other current assets of ($480,510), amortization of debt discount of $427,137, and a $340,121 increase of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $9,909,601 and $0 in cash for the years ended December 31, 2021 and 2020, respectively. The cash provided by investing activities during the year ended December 31, 2021 consisted of $485,946 from the sale of marketable securities and ($10,395,547) in the purchase of marketable securities.

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of December 31, 2021, we had cash of $541,171 and working capital of $10,260,388.

We anticipate that losses will continue for the foreseeable future. Based on our current operating plans, we believe that our cash resources will be sufficient to fund its operations until approximately the end of the third quarter of 2023. In order to continue our operations beyond our forecasted runway we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our convertible notes at December 31, 2021.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term PIK convertible notes payable	$315,000	$-	$315,000	$-	$-
Long-Term PIK convertible notes payable– Related Party	$200,000	$-	$200,000	$-	$-
Total	$515,000	$-	$515,000	$-	$-

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

If we are able to successfully develop our drug, PT00114, and obtain FDA approval, we could then begin marketing and selling it in the United States and generate revenue. FDA approval to begin commercial sales is the singular gating item that will allow us to begin generating sales revenue in the U.S., so it will have an enormous impact on our business plan and our financial condition. It is anticipated that the sale of our drug will allow the Company to generate enough sales revenue to support all of our operations and to generate a profit. However, given the stage of development, even if FDA Approval is obtained, we do not anticipate generating any revenue from sales prior to 2025.

Development Milestones Currently Anticipated

Recent communications with the U.S. FDA has resulted in following revised guidance for clinical timelines.

●	The Company in the process of refiling its IND application for PT00114 addressing the questions raised by regulators.
●	Anticipate Q2 2022: Initiation of Phase I/IIa study for PT00114

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

Financing Activities

Financing activities provided $12,577,664 and $1,223,410 in cash for the years ended December 31, 2021 and 2020, respectively. The cash provided by financing consisted of $100,000 in proceeds from convertible notes, ($100,000) from the repayment of convertible notes, $327,125 from the exercise of warrants, $542,500 from the exercise of options, and $11,708,039 from the sale of shares and warrants, net of offering costs, for the year ended December 31, 2020. The cash provided by financing consisted of $1,177,500 in proceeds from convertible notes, $150,000 in proceeds from convertible notes from related parties, and ($104,090) in payment of debt issuance costs of convertible notes for the year ended December 31, 2020.

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

As of December 31, 2021, management has completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of GAAP. Management identified the following material weaknesses and concluded that the internal controls over financial reporting were not effective.

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

During the quarter ended December 31, 2021, the Company analyzed and documenting accounting policies and procedures. In addition, management implemented certain policies and procedures but concluded that material weaknesses still exist and that such controls are not effective under the COSO framework. These material weaknesses could result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

Remediation Plan

To address the material weakness described above, we have engaged an independent third party to enhance our segregation of duties.

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

(c) Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Nasdaq Deficiency Notice

On April 5, 2022, we received a deficiency letter from the Nasdaq Staff notifying the Company that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “PTIX” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until October 3, 2022, to regain compliance with Rule 5550(a)(2). If the Company chooses to implement a reverse stock split, it must complete the split no later than ten business days prior to October 3, 2022, to regain compliance. If at any time before October 3, 2022, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq Staff will provide written confirmation that the Company has regained compliance.

If we do not regain compliance with Rule 5550(a)(2) by October 3, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period.

We intend to actively monitor the closing bid price for our common stock and will consider available options to resolve the deficiency and regain compliance with Rule 5550(a)(2).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

[Not applicable].

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information with respect to our executive officers and directors.

Name	Age	Position(s)
Garo H. Armen	69	Executive Chairman of the Board of Directors
Alexander K. Arrow	51	Chief Financial Officer
Robert B. Stein	71	Director, Chief Medical Officer
Andrew Slee	72	Chief Operating Officer
Khalil Barrage	57	Director
Josh Silverman	52	Director
Brian Corvese	64	Director
Jennifer Buell	47	Director

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

Alexander K. Arrow, M.D., CFA, Chief Financial Officer. Dr. Arrow became our Chief Financial Officer in February 2016. Dr. Arrow is the Chief Financial Officer of Carlsmed, Inc, a spinal implant manufacturer whose mission is to improve outcomes and decrease the cost of healthcare for spine surgery and beyond. He serves on the Boards of Zelegent, Inc., a medical device company selling a minimally-invasive snoring alleviation tool, and Paragonix Technologies, the supplier of the leading solid organ transportation device. Previously, Dr. Arrow served as a director of Neumedicines, Inc., a company developing protein therapeutics in Oncology, Hematology and Immunology. Dr. Arrow served as a director and as Chairman of the Audit and Compensation Committees of Biolase, Inc. (NASDAQ: BIOL) from 2010 through 2014, and served as the President and Chief Operating Officer. Biolase, Inc. is the leading manufacturer of dental lasers. Before Biolase, he was the Chief Medical and Strategic Officer of Circuit Therapeutics, Inc., in the field of optogenetics. From 2007 through 2012, Dr. Arrow was the Chief Financial Officer of Arstasis, Inc., a cardiology device manufacturer. From 2002 to 2007, he headed medical technology equity research at the global investment bank Lazard Capital markets, LLC. Dr. Arrow spent two years 1999-2001 as Chief Financial Officer of the Patent & License Exchange Inc., and three years as the life sciences research analyst at Wedbush Morgan Securities. Dr. Arrow received his CFA in 1999. He was awarded an M.D. from Harvard Medical School in 1996 and a B.A. in Biophysics, magna cum laude, from Cornell University in 1992.

Robert B. Stein, PhD. MD, Director, Chief Medical Officer, joined us effective the closing of the Merger in February, 2016. Dr. Robert B. Stein retired as President of R&D at Agenus Inc. in April 2017. He continues as Senior Advisor, R&D for both Agenus, Inc. and its cell therapy partially-owned subsidiary MiNK Therapeutics (Nasdaq: INKT). Dr. Robert B. Stein lead Agenus’ Research, Preclinical Development and Translational Medicine functions. He helps shape clinical development strategy for vaccines and adjuvants. Additionally, he lead integration of the 4-Antibody, PhosImmune, and Xoma Pilot Plant acquisitions, which includes the company’s fully human antibody drug discovery and optimization technology platform, and portfolio of immune checkpoint antibody programs. Over his 35 years of experience in the biopharmaceutical industry he played a pivotal role in bringing to the market Sustiva®, Fablyn®, Viviant®, PanRetin®, TargRetin®, Promacta® and Eliquis®. Prior to joining Agenus, he held executive management positions at Ligand Pharmaceuticals, DuPont Merck, Incyte Pharmaceuticals, Roche Palo Alto and KineMed. Dr. Stein began his career at Merck, Sharp and Dohme. He holds an MD and a PhD in Physiology & Pharmacology from Duke University. Dr. Stein filed a personal voluntary bankruptcy petition under Chapter 7 in August of 2012 and the bankruptcy was discharged in May 2013.

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

Joshua Silverman, Director, Mr. Silverman currently serves as the managing member of Parkfield Funding LLC. Mr. Silverman was the co-founder, and a principal and managing partner of Iroquois Capital Management, LLC (“Iroquois”), an investment advisory firm. Since its inception in 2003 until July 2016, Mr. Silverman served as co-chief investment officer of Iroquois. While at Iroquois, he designed and executed complex transactions, structuring and negotiating investments in both public and private companies and has often been called upon by the companies solve inefficiencies as they relate to corporate structure, cash flow, and management. From 2000 to 2003, Mr. Silverman served as co-chief investment officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as assistant press secretary to the president of the United States. Mr. Silverman currently serves as a director of MYMD Pharmaceuticals, Inc., AYRO, Inc., Protagenic Therapeutics, Petros Pharmaceuticals, Inc. and Synaptogenix, Inc. all of which are public companies. He previously served as a director of National Holdings Corporation from July 2014 through August 2016 and as a director of Marker Therapeutics, Inc. from August 2016 until October 2018. Mr. Silverman received his B.A. from Lehigh University in 1992.

Jennifer Buell, PhD, Director, joined our board in July 2020. Dr. Buell is the President and Chief Operating Officer of Agenus, Inc., where she has previously served as served as the Head of Global R&D operations, Head of Research, and Chief Communications and External Affairs Officer. She is also the president of Agenus’ cell therapy partially-owned subsidiary MiNK Therapeutics, Inc, (Nasdaq: INKT). With 20 years of biopharmaceutical R&D experience, Dr. Buell has extensive knowledge in advancing discovery candidates through development and experience communicating with external stakeholders including regulators, investors, and collaborators. She has a proven record of success in R&D leadership, most recently at Agenus, where she led high performing teams in advancing candidates into the clinic and delivered on key alliance collaborations. Prior to joining Agenus, Dr. Buell held leadership positions in R&D operations at Bristol-Myers Squibb and later was responsible for Program and Alliance Management at Harvard Clinical Research Institute (Baim), where she was involved in the development strategy and operations for a portfolio of industry and government sponsored clinical programs. Dr. Buell obtained her PhD in Cellular, Biochemical, and Molecular Biochemistry with an MS in Biostatistics from Tufts University in Boston.

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

Zack Armen, Strategic Advisor. Mr. Armen became involved with Protagenic in Fall 2018, and brings experience in strategic finance and life sciences venture investing to the company through roles at Goldman Sachs, Flagship Pioneering, CiBO Technologies, and his current role as Director of Corporate Development at Valo Health.

Mark Berg, Strategic Consultant. Mr. Berg became a strategic consultant to Protagenic in January 2022. He brings several decades of perspective regarding publicly-traded biotechnology companies’ perceptions by investors.

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

Voting Agreement

On February 12, 2016, the Company and certain of its stockholders (currently representing approximately 43% of the Company’s issued and outstanding common stock), including Drs. Armen, Arrow and Mr. Ekizian and Strategic Bio Partners, LLC, entered into a voting agreement whereby these stockholders agreed to vote in favor of setting and maintaining the size of the Board at five directors (unless increased by the Board), the election of one director designated by Strategic Bio Partners, LLC (Mr. Silverman”) and the election of four directors designated by Dr. Armen (so long as Dr. Armen is an officer or director of the Company). The voting agreement terminated on February 12, 2019.

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

Audit Committee. The Audit Committee will oversee and monitor our financial reporting process and internal control system, review and evaluate the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee will be directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee will review and approve all transactions with affiliated parties. The Audit Committee shall be comprised on two or more independent directors who shall be appointed annually and subject to removal by the Board at any time. Each member of the Audit Committee shall meet the independence requirements of The NASDAQ Stock Market, LLC, and SEC regulations, as well as any other applicable requirements. Messrs. Corvese (Committee Chairperson), Silverman, and Barrage comprise the Audit Committee, each of whom meets the independence requirements. In addition, the Board also designated Brian Corvese as an “audit committee financial expert,” as that term is defined by the NSADAQ Listing Rules and SEC regulations.

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

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for fiscal years ended December 31, 2021 and 2020.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Garo H. Armen,	2021	0	0	0	$0		0	0	0	$0
Chairman	2020	0	0	0	$411,185	(1)	0	0	0	$411,185

Alexander K. Arrow,	2021	$136,538	$0	$0	$0		$0	$0	0	$136,538,
Chief Financial Officer	2020	$38,462	$0	$0	$564,067	(2)	$0	$0	0	$602,529

(1)	We use the Black-Scholes option pricing model to value the options granted. On February 13, 2020, Dr. Armen was granted 300,000 options (exercise price of $1.75/option) under the 2016 Equity Compensation Plan.

(2)	We use the Black-Scholes option pricing model to value the options granted. On February 13, 2020, Dr. Arrow was granted 120,000 options (exercise price $1.75/option) under the 2016 Equity Compensation Plan. On February 13, 2020, he was granted 187,497 options (exercise price of $1.75/option) in lieu of nine months of cash salary. On July 18, 2020, he was granted 124,998 options (exercise price $1.75/option) in lieu of six months of cash salary.

Employment Arrangements with Officers and Directors

Dr. Alexander Arrow, our Chief Financial Officer, receives base compensation of $150,000 per year for his part-time work for us, an increase from the $125,000 he received until July 1, 2021, except for an 18-month period from February 2019 through August 2020 during which he received zero cash salary and three grants totaling 354,162 options in lieu of cash salary. From 2016 through 2020, cumulatively, Dr. Arrow received 100,000 options under the 2006 Plan and three grants totaling 335,000 incentive options in the aggregate under the 2016 plan with exercise prices of $1.25 and $1.75 per share. The terms of Dr. Arrow’s option grants include full vesting acceleration upon a change of control.

Consulting Agreements

Andrew Slee, PhD, Chief Operating Officer. In December 2020, we entered into a consulting agreement with Dr. Slee to act as our Chief Operating Officer. We granted Dr. Slee (i) 100,000 options on April 15, 2016, at an exercise price of $1.25 per option, (ii) 75,000 options on October 16, 2017, at an exercise price of $1.75 per option, (iii) 75,000 options on July 18, 2020, at an exercise price of $1.25 per option, (iv) 150,000 options on February 13, 2020, at an exercise price of $1.75 per option, and (v) 50,000 options on February 25, 2021, at an exercise price of $5.60.

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

Robert B. Stein, PhD, MD, Director, Chief Medical Officer. We entered into a consulting agreement with Dr. Stein effective January 2015, and amended and restated this consulting agreement in December 2020 to appoint Dr. Stein as our Chief Medical Officer. Dr. Stein is responsible for providing us with technical and advisory services related to our research and development efforts. On January 23, 2015, we granted Dr. Stein ten-year options to purchase 200,000 shares of our common stock, at an exercise price of $1.25 per share (the “January Options”). The January Options are fully vested. We granted Dr. Stein (i) 40,000 options on April 15, 2016, at an exercise price of $1.25 per option, (ii) 200,000 options on October 16, 2017, at an exercise price of $1.75 per option, (iii) 150,000 options on February 13, 2020, at an exercise price of $1.25 per option, and (iv) 50,000 options on February 25, 2021, at an exercise price of $5.60 per option.

Jennifer Buell, PhD, Clinical and Regulatory Development Advisor. We entered into a consulting agreement with Dr. Buell effective February 2021, providing for her to do three things: (1) advise the Company’s clinical and regulatory development plan to support the Company’s lead product candidate, PT00114, in support of an IND application to the U.S. Food and Drug Administration and demonstration of safety and clinical activity in early phase clinical trials, (2) develop a panel of experts to prepare a clinical development plan and operational plan that would enable the evaluation of safety and clinical activity of the companies lead therapeutic, PT00114, and (3) determine the fastest development pathway of PT00114 in four key indications as defined by the Company Management. We granted Dr. Buell 200,000 nonstatutory stock options (“NSOs”) on February 25, 2021 at an exercise price of $5.60 per share, and 145,000 options on July 18, 2020 at an exercise price of $1.75 per share.

Mark Berg, Strategic Advisor. We entered into a consulting agreement with Mr. Berg effective January 2022, providing for him to provide strategic consulting services to the company, none of which involves direct contact with investors. We granted Mr. Berg 50,000 nonstatutory stock options (“NSOs”) on January 19, 2022 at an exercise price of $1.21 per share.

Director Compensation

During fiscal year 2020 we issued 45,000 options with an exercise price of $1.75 to Dr. Buell for her services on the Board. During fiscal year 2021 we issued 200,000 options with an exercise price of $5.60 to Dr. Buell for her services on the Board.

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

We entered into an amended and restated consulting agreement during fiscal year 2020 with Robert B. Stein, PhD, MD, under which we issued 150,000 options on February 13, 2020, at an exercise price of $1.25 per option. During fiscal year 2021 with Robert B. Stein, PhD, MD, under which we issued 50,000 options on February 20, 2021, at an exercise price of $5.60 per option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

Equity Compensation Plan Information

Plan category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	11,653,491	$2.65	119,874

Equity compensation plans not approved by security holders	0	0	0

Total	11,653,491	$2.65	119,874

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

In addition, the 2016 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2016 Plan on January 1 of each year during the period beginning January 1, 2017, and ending on (and including) January 1, 2026. The annual increase in the number of shares shall be equal to (i) five point five percent (5.5%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) with respect to shares of common stock which may be issued under the 2016 Plan other than in respect to Incentive Stock Options, the difference between (x) eighteen percent (18%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the 2016 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards) if such amount is greater than the amount determined in (i) immediately above; provided, however, that our Board may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of common stock than would otherwise occur. On January 1, 2017, 2019, and 2020, each year 564,378 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. On January 1, 2021, 569,826 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision.

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

Option Grants and Stock Awards

As of December 31, 2021, we had outstanding stock options to purchase 5,530,861 shares at an average exercise price of approximately $1.84 per share. Included in the total outstanding stock options were 0 stock options granted under the 2006 Plan in 2021 and 583,000 nonqualified stock options granted under the 2016 Plan in 2021 to our executive officers and others at an exercise price of $4.77 per share.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2021.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Garo H. Armen (1)	500,000	-	$1.25	April 15, 2026

Garo H. Armen (2)	250,000	-	$1.75	October 16, 2027

Garo H. Armen (3)	166,667	133,333	$1.75	February 13, 2030

Alexander K. Arrow (4)	100,000	-	$1.25	February 12, 2026

Alexander K. Arrow (4)	140,000	-	$1.25	April 15, 2026

Alexander K. Arrow (5)	75,000	-	$1.75	October 16, 2027

Alexander K. Arrow (6)	41,667	-	$1.00	February 1, 2029

Alexander K. Arrow (7)	66,667	53,333	$1.75	February 13, 2030

Alexander K. Arrow (8)	187,497	-	$1.75	February 13, 2030

Alexander K. Arrow (9)	124,998	-	$1.75	July 18, 2030

Andrew Slee (10)	100,000	-	$1.25	April 15, 2026

Andrew Slee (11)	75,000	-	$1.75	October 16, 2027

Andrew Slee (12)	87,500	62,500	$1.75	February 13, 2030

Andrew Slee (13)	50,000	25,000	$1.25	July 18, 2030

Andrew Slee (14)	39,583	10,417	$5.60	February 25, 2031

Robert B. Stein (15)	200,000	-	$1.25	January 22, 2025

Robert B. Stein (16)	40,000	-	$1.25	April 15, 2026

Robert B. Stein (17)	200,000	-	$1.75	October 16, 2027

Robert B. Stein (18)	150,000	-	$1.75	February 13, 2030

Robert B. Stein (19)	39,583	10,417	$5.60	February 25, 2031

(1)	Dr. Armen was granted a 500,000 share option grant on April 15, 2016

(2)	Dr. Armen was granted a 250,000 share option grant on October 16, 2017.

(3)	Dr. Armen was granted a 300,000 share option grant on February 13, 2020.

(4)	Dr. Arrow was granted a 100,000 share option grant on February 12, 2016, and a 140,000 share option grant on April 15, 2016

(5)	Dr. Arrow was granted a 75,000 share option grant on October 16, 2017.

(6)	Dr. Arrow was granted a 41,667 share option grant on February 1, 2019.

(7)	Dr. Arrow was granted a 120,000 share option grant on February 13, 2020.

(8)	Dr. Arrow was granted a 187,497 share option grant on February 13, 2020.

(9)	Dr. Arrow was granted a 124,998 share option grant on July 18, 2020.

(10)	Dr. Slee was granted a 100,000 shares option grant on April 15, 2016.

(11)	Dr. Slee was granted a 75,000 shares option grant on October 16, 2017.

(12)	Dr. Slee was granted a 150,000 shares option grant on February 13, 2020.

(13)	Dr. Slee was granted a 75,000 shares option grant on July 18, 2020.

(14)	Dr. Slee was granted a 50,000 shares option grant on February 25, 2021.

(15)	Dr. Stein was granted a 200,000 shares option grant on January 22, 2015.

(16)	Dr. Stein was granted a 40,000 shares option grant on April 15, 2016.

(17)	Dr. Stein was granted a 200,000 shares option grant on October 16, 2017.

(18)	Dr. Stein was granted a 150,000 shares option grant on February 13, 2020.

(19)	Dr. Stein was granted a 50,000 shares option grant on February 25, 2021.

For Drs. Armen and Arrow, following a qualified Change of Control, a resignation for Good Reason, or an involuntary termination other than For Cause, 100% of the executives’ then-unvested options shall become immediately vested.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 26, 2022, unless otherwise indicated, by (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) each director of the Company, (3) the Company’s current executive officers, and (4) all current directors and executive officers of the Company as a group. The persons and entities named in the table have sole voting and investment power with respect to all such shares owned by them, unless otherwise indicated.

Name and address of Beneficial Owner*	Amount and Nature of Beneficial Ownership		Percent of Class

Garo H. Armen(1)	4,880,240	(2)	25%

Robert B. Stein(1)	605,625	(3)	3%

Khalil Barrage(1)	750,000	(4)	4%

Alexander K. Arrow(1)	852,495	(5)	5%

Larry N. Feinberg	300,000	(6)	2%

Brian J. Corvese(1)	215,000	(7)	1%

David A. Lovejoy	592,516	(8)	3%

Josh Silverman(1)	210,000	(9)	1%

Jennifer Buell(1)	137,188	(10)	1%

Andrew Slee(1)	301,563	(11)	2%

All directors and executive officers as a group (8 persons)	7,952,111	(12)	37%

* Address for each party listed in the above table is c/o Protagenic Therapeutics, Inc., 149 Fifth Avenue, Suite 500, New York, NY 10010.

(1) Executive officer and/or director.

(2) Includes warrants to purchase 953,367 shares of common stock at an exercise price of approximately $1.00 per share. Includes 2,703,957 shares held in the name of Dr. Armen and 250,000 shares held in the name of the Garo H. Armen IRA, as to which Dr. Armen has sole voting and dispositive power. Also includes options to purchase 972,916 shares of common stock at an exercise price of $1.25 or $1.75 per share. Does not include options to purchase 77,084 shares that are not exercisable within 60 days of the date of this report.

(3) Represents options to purchase 605,625 shares of common stock at an exercise price of $1.25, $1.75, or $5.60 per share. Does not include options to purchase 34,375 shares that are not exercisable within 60 days of the date of this report.

(4) Includes 410,000 shares of common stock and options to purchase 180,000 shares of common stock at an exercise price of $3.65 per share. Also includes convertible note of $200,000 that converts at $1.25 per share for a total of 160,000 shares of common stock.

(5) Includes 100,000 shares held in the name of Dr. Arrow and 18,260 shares held in the name of the Alexander K. Arrow IRA, as to which Dr. Arrow has sole voting and dispositive power. Also includes options to purchase 752,495 shares of common stock at an exercise price of $1.00, $1.25 or $1.75 per share. Does not include options to purchase 36,667 shares of common stock in the aggregate that are not exercisable within 60 days of the date of this report.

(6) Includes 500,000 shares of common stock held in the name of Mr. Feinberg and warrants to purchase 300,000 shares of common stock at an exercise price of $1.00 per share.

(7) Includes options to purchase 215,000 shares of common stock at an exercise price of $1.75 per share.

(8) Includes 148,800 shares of common stock held in the name of Dr. Lovejoy and options to purchase 443,716 shares of common stock in the aggregate with an exercise price ranging from $1.00 to $1.75 per share. Does not include options to purchase 9,583 shares of common stock that are not exercisable within 60 days of the date of this report.

(9) Includes options to purchase 210,000 shares of common stock at an exercise price of $1.25 or $1.75 per share.

(10) Includes options to purchase 137,188 shares of common stock at an exercise price of $1.75 or $5.60 per share. Does not include options to purchase 207,813 shares of common stock that are not exercisable within 60 days of the date of this report.

(11) Includes options to purchase 301,563 shares of common stock at an exercise price of $1.25, $1.75, or $5.60 per share. Does not include options to purchase 148,438 shares of common stock that are not exercisable within 60 days of the date of this report.

(12) Includes warrants to purchase 953,367 shares of common stock and options to purchase 3,374,787 shares of common stock. Also includes convertible notes of $200,000 that converts at $1.25 per share for a total of 160,000 shares of common stock.

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

With regard to Dr. Buell’s independent status, the Board considered the fact that she has no business relationship with the Company except her consulting role assisting with clinical trial design and that she reports to Dr. Armen in the course of her primary roles, as president of Agenus, Inc. and MiNK Therapeutics, Inc, and is therefore not considered “independent.”.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees for services provided and reasonably expected to be billed by Malone Bailey LLP. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2021 and 2020.

	Fiscal Year 2021	Fiscal Year 2020
Audit fees	$68,000	$55,800
Audit-related fees	$62,750	$-
Tax Fees	$-	$-
All other fees	$-	$-

Total	$130,750	$55,800

Audit Fees: For the fiscal years ended December 31, 2021 and 2020, the aggregate audit fees billed by our independent auditors were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Audit-Related Fees: Audit-related fees are for assurance and other activities not explicitly related to the audit of our financial statements.

Tax Fees: For the fiscal years ended December 31, 2021 and 2020, there were no tax fees, respectively.

All Other Fees: For the fiscal years ended December 31, 2021 and 2020, there were $0 and $0, respectively

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

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining MaloneBailey, LLP’s independence and has determined that such services for fiscal years 2021 and 2020, respectively, were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016).

3.2	Certificate of Designations, Powers, Preferences and Other Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2016.)

3.3	Second Amended and Restated Bylaws Protagenic Therapeutics, Inc., (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 1, 2018).

4.1	Description of Securities*

4.2	Form of Warrant of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(i)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on May 17, 2011. (Incorporated by reference to Exhibit 4.3(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(ii)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on February 18, 2013 (Incorporated by reference to Exhibit 4.3(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(i)	Warrant of Protagenic Therapeutics, Inc. issued to Gregory H. Ekizian on July 7, 2011. (Incorporated by reference to Exhibit 4.4(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(ii)	Warrant of Protagenic Therapeutics, Inc. issued to PENSCO Trust Company, FBO Gregory H. Ekizian on February 18, 2013. (Incorporated by reference to Exhibit 4.4(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.5 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016).

10.1	Employment Agreement, effective January 1, 2014 between Protagenic Therapeutics Canada (2006) Inc. and Dr. Robert Ziroyan (Incorporated by reference to Exhibit 10.12 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.2	Consulting Agreement, effective December 18, 2020, between Protagenic Therapeutics Inc. and Dr. Andrew Slee. (Incorporated by reference to Exhibit 10.2 to Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.)* **

10.3	Consulting Agreement, as amended, between Protagenic Therapeutics Canada (2006) Inc. and Dr. Dalia Barsyte (Incorporated by reference to Exhibit 10.13 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.4	Amended and Restated Consulting Agreement, effective December 18, 2020, between Protagenic Therapeutics Inc. and Dr. Robert B. Stein. (Incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.)* **

10.5	Protagenic Therapeutics, Inc. 2006 Employee, Director and Consultant Stock Plan (Incorporated by reference to Exhibit 10.16 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.6	Form of Nonqualified Stock Option Award Agreement under the 2006 Employee, Director and Consultant Stock Plan. (Incorporated by reference to Exhibit 10.17 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.) **

10.7(i)	Technology License Agreement, effective July 21, 2005, between The University of Toronto Innovations Foundation and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.7(ii)	First Amendment to Technology License Agreement, effective February 18, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8(i)	Sponsored Research Agreement, effective April 1, 2014, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8(ii)	Amendment to the Sponsored Research Agreement, effective April 1, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.9	Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)**

10.10	Form of Incentive Stock Option Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.11	Form of Nonqualified Stock Option Grant Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.12	Form of Convertible Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

10.13	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

10.14	Form of Guaranty (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

14.1	Protagenic Therapeutics, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

14.2	Protagenic Therapeutics, Inc. Guideline on Significant Corporate Governance Issues (incorporated by reference to Exhibit 14.2 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

14.3	Protagenic Therapeutics, Inc. Process for Security Holder Communications with Directors (incorporated by reference to Exhibit 14.3 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

21.1	Subsidiaries *

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)*.

32.1	Section 1350 Certifications †

99.1	Audit Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017*.

99.2	Compensation Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017*.

99.3	Governance and Nominating Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017*.

99.4	Science Committee Charter adopted by the Board of Directors of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 29, 2020)

[100.1]	[XBRL-related documents]

[101.1]	[Interactive Data Files]

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Designates management contracts and compensation plans
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGENIC THERAPEUTICS, INC.

Date:	April 7, 2022	By:	/s/ Garo H. Armen
Garo H. Armen
Chairman (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Garo H. Armen	Director and Chairman of the Board	April 7, 2022
Garo H. Armen	(Principal Executive Officer)

/s/ Alexander K. Arrow	Chief Financial Officer	April 7, 2022
Alexander K. Arrow	(Principal Financial Officer)

/s/ Robert B. Stein	Director	April 7, 2022
Robert B. Stein

/s/ Khalil Barrage	Director	April 7, 2022
Khalil Barrage

/s/ Brian J. Corvese	Director	April 7, 2022
Brian J. Corvese

/s/ Joshua Silverman	Director	April 7, 2022
Joshua Silverman

/s/ Jennifer Buell	Director	April 7, 2022
Jennifer Buell

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Protagenic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protagenic Therapeutics, Inc. and its subsidiary (collectively the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
April 5, 2022

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS

Cash	$541,171	$671,091
Marketable securities	9,830,085	-
Prepaid expenses and other current assets	688,667	208,156

TOTAL CURRENT ASSETS	11,059,923	879,247

TOTAL ASSETS	$11,059,923	$879,247

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$499,535	$571,517
Accounts payable and accrued expenses – related party	300,000	-
Derivative liability	-	83,670

TOTAL CURRENT LIABILITIES	799,535	655,187

PIK convertible notes payable, net of debt discount	132,284	1,081,384
PIK convertible notes payable, net of debt discount - related parties	186,149	292,412

TOTAL LIABILITIES	1,117,968	2,028,983

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 0 and 872,766 shares issued and outstanding at December 31, 2021, and December 31, 2020	-	1
Common stock, $.0001 par value, 100,000,000 shares authorized, 17,209,612 and 10,360,480 shares issued and outstanding at December 31, 2021, and December 31, 2020	1,722	1,036
Additional paid-in-capital	32,410,452	16,719,749
Accumulated deficit	(22,221,870)	(17,698,936)
Accumulated other comprehensive loss	(248,349)	(171,586)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	9,941,955	(1,149,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,059,923	$879,247

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2021	2020
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	1,136,790	699,797
General and administrative	3,003,623	1,851,814

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	4,140,413	2,551,611

LOSS FROM OPERATIONS	(4,140,413)	(2,551,611)

OTHER (EXPENSE) INCOME

Interest income	33,207	502
Interest expense	(496,912)	(246,178)
Realized loss on marketable securities	(2,486)	-
Change in fair value of derivative liability	83,670	248,552

TOTAL OTHER INCOME (EXPENSES)	(382,521)	2,876

LOSS BEFORE TAX	(4,522,934)	(2,548,735)

INCOME TAX EXPENSE	-	-

NET LOSS	$(4,522,934)	$(2,548,735)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized loss on marketable securities	(77,029)	-
Foreign exchange translation income (loss)	266	778

TOTAL COMPREHENSIVE LOSS	$(4,599,697)	$(2,547,957)

Net loss per common share - Basic and Diluted	$(0.31)	$(0.25)

Weighted average common shares - Basic and Diluted	14,740,825	10,339,071

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Fiscal Years Ended December 31, 2021 and 2020

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Deficit)

BALANCE -December 31, 2019	872,766	$1	10,261,419	$1,026	$14,687,172	$(15,150,201)	$(172,364)	$(634,366)

Foreign currency translation gain	-	-	-	-	-	-	778	778
Stock compensation - stock options	-	-	-	-	1,427,084	-	-	1,427,084
Stock compensation - warrants	-	-	-	-	107,670	-	-	107,670
Debt discount from beneficial conversion feature	-	-	-	-	104,204	-	-	104,204
Issuance of options for settlement of accrued payroll	-	-	-	-	93,950	-	-	93,950
Stock issued for services	-	-	99,061	10	119,990	-	-	120,000
Debt discount from warrants issued to placement agents	-	-	-	-	179,679	-	-	179,679

Net loss	-	-	-	-	-	(2,548,735)	-	(2,548,735)

BALANCE -December 31, 2020	872,766	$1	10,360,480	$1,036	$16,719,749	$(17,698,936)	$(171,586)	$(1,149,736)

Foreign currency translation gain	-	-	-	-	-	-	266	266
Unrealized gain on marketable securities	-	-	-	-	-	-	(77,029)	(77,029)
Stock compensation - stock options	-	-	-	-	1,518,756	-	-	1,518,756
Exercise of options	-	-	370,000	37	542,463	-	-	542,500
Exercise of warrants	-	-	1,076,681	108	327,017	-	-	327,125
Issuance of shares and warrants from offering, net of offering costs	-	-	3,180,000	318	11,707,721	-	-	11,708,039
Conversion of preferred stock	(872,766)	(1)	872,766	88	(87)	-	-	-
Conversion of notes and interest	-	-	1,270,185	127	1,594,841	-	-	1,594,968
Stock issued for underwriter	-	-	79,500	8	(8)	-	-	-

Net loss	-	-	-	-	-	(4,522,934)	-	(4,522,934)

BALANCE -December 31, 2021	-	$-	17,209,612	$1,722	$32,410,452	$(22,221,870)	$(248,349)	$9,941,955

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,522,934)	$(2,548,735)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	286
Stock based compensation	1,518,756	1,654,754
Change in fair value of the derivative liability	(83,670)	(248,552)
Gain on sale of marketable securities	2,486	-
Amortization of debt discount	427,137	154,899
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(480,510)	(164,802)
Accounts payable and accrued expenses	340,121	(196,629)

NET CASH USED IN OPERATING ACTIVITIES	(2,798,614)	(1,348,779)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of marketable securities	485,946	-
Purchase of marketable securities	(10,395,547)	-

NET CASH USED IN INVESTING ACTIVITIES	(9,909,601)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Exercise of warrants for cash	327,125	-
Exercise of options for cash	542,500	-
Issuance of shares and warrants from offering, net of offering costs	11,708,039	-
Proceeds from notes payable	100,000	-
Repayment of notes payable	(100,000)	-
Debt discount from issuance costs paid on PIK convertible notes	-	(104,090)
Proceeds from PIK convertible notes	-	1,177,500
Proceeds from PIK convertible notes - related party	-	150,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,577,664	1,223,410

Effect of exchange rate on cash	631	(2,163)

NET DECREASE IN CASH	(129,920)	(127,532)

CASH, BEGINNING OF THE YEAR	671,091	798,623

CASH, END OF THE YEAR	$541,171	$671,091

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for conversion of notes and interest	$1,594,968	$-
Debt discount from beneficial conversion feature	$-	$104,204
Debt discount from warrants issued to placement agents	$-	$179,679
Issuance of options for settlement of accrued payroll	$-	$93,950
Unrealized loss on marketable securities	$77,029	$-

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Based on its cash resources and positive working capital as of December 31, 2021, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2023. The positive working capital as of December 31, 2021 was due to funds raised by the Company from its equity offering during the year ended December 31, 2021. Absent generation of sufficient revenue from the execution of the Company’s business plan and sales revenue is not anticipated before 2024, the Company will need to obtain debt or equity financing by the third quarter of 2023. Because of these factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of December 31, 2021, the Company has bank balances that exceeds the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and December 31, 2020, the Company did not have any cash equivalents.

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

During the year ended December 31, 2021 the Company purchased $10,395,547 and sold $485,946 in marketable securities with a realized loss of $2,486 and an unrealized loss of $77,029. As of December 31, 2021 and December 31, 2020, the Company owned marketable securities with a total value of $9,830,085 and $0, respectively.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2021.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$9,830,085	$9,830,085	$—	$—	$9,830,085
Derivative warrants liabilities	$—	$—	$—	$—	$—

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2020.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$—	$—	$—	$—	$—
Derivative warrants liabilities	$83,670	$—	$—	$83,670	$83,670

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021:

Fair Value Measurement Using Level 3
Inputs Total
Balance, December 31, 2020	$83,670
Change in fair value of derivative warrants liabilities	(83,670)
Balance, December 31, 2021	$-

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

During the years ended December 31, 2021 and 2020, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $83,670 and a gain of $248,552 relating to the change in fair value, respectively. The warrants expired on February 21, 2021, resulting in the elimination of the derivative liability.

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

Basic and Diluted Net (Loss) per Common Share

Basic (loss) per common share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding for each period. Diluted (loss) per share is computed by dividing the net (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The effect of dilution on net loss becomes anti-dilutive and therefore is not reflected on the consolidated statements of operations and comprehensive loss.

	Potentially Outstanding Dilutive Common Shares
	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	-	872,766

Stock Options	5,520,861	5,597,861

Warrants	6,132,630	4,007,058

Convertible Notes	412,000	1,598,000

Total potentially outstanding dilutive common shares	12,065,491	12,075,685

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31, 2021	December 31, 2020

Accounting	$68,151	$36,161
Research and development	375,427	393,496
Legal	77,000	-
Other	278,947	141,860
Total	$799,535	$571,517

On October 1, 2019, the Company entered into an agreement with a consultant for toxicology studies. The consultant quoted a commitment of approximately $988,000 as an estimate for the study. 50% of the total price was paid upon the signing of the agreement, 35% of the total price is to be paid upon completion of the in-life study, and the remaining 15% of the total price is to be paid upon the issuance of the report. If the Company cancels the study the Company will be required to pay a cancelation fee. If the cancelation happens prior to the arrival of the test animals then the Company will need to pay between 20% and 50% of the animal fees depending on when the cancellation happens. If the cancellation occurs after the animals arrive but before the study begins then the Company will be responsible for paying 50% of the protocol price plus a fee of $7,000 per room/week for animal husbandry until the animals can be relocated or disposed of. If the Company cancels the study after it has begun then the Company will need to pay any fees for procured items for the study and any nonrecoverable expenses incurred by the consultant. For the years ended December 31, 2021 and 2020, the Company made payments of $7,697 and $594,134, respectively, and has an outstanding balance owed to this consultant of $0 as of December 31, 2021.

On February 13, 2020, the Company issued 187,497 options to the Company’s CFO to settle $93,950 in accrued compensations. The options are fully vested on issuance, have an exercise price of $1.75, and expire in 10 years from issuance.

NOTE 5 – NOTE PAYABLE AND CONVERTIBLE NOTE PAYABLE (PIK NOTES)

Note Payable

On March 1, 2021, the Company entered into a $100,000 promissory note. This note was due on February 28, 2026 and accrued interest at a rate of 5% per annum or 7.5% per annum in the case of default. Since the Company completed a financing of no less than $7.5 million, the note holder was issued warrants valued at $25,000 with an exercise price equal to 110% of the offering cost of the common stock in the financing. These warrants have a term of five years. During the year ended December 31, 2021, the Company paid off the balance of this note’s principal and accrued interest.

As of December 31, 2021 and December 31, 2020, the Company owes $0 and $0 on the outstanding note, respectively.

Convertible Notes Payable

During the years ended December 31, 2021 and 2020, the Company amortized $333,400 and $117,036 of the debt discount, respectively. At December 31, 2021 and December 31, 2020, the Company had an unamortized debt discount of $182,716 and $516,116, respectively.

During the year ended December 31, 2021, a total of 1,093,519 shares of the Company’s common stock was issued for the conversion of notes and interest. A total of $1,282,500 in principal and $91,593 in accrued interest was converted. As part of this conversion, the Company also expensed $186,785 in unamortized debt discount related to these converted notes, which is included in the $333,400 amortized during the year ended December 31, 2021.

As of December 31, 2021 and December 31, 2020, the Company owes $315,000 and $1,597,500 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Year Ending December 31, 2021,	Amount due
2022	$-
2023	315,000
2024	-
2025	-
2026	-
Total	$315,000

Convertible Notes Payable – Related Parties

During the year ended December 31, 2021 and 2020, the Company amortized $93,737 and $28,345 of the debt discount, respectively. At December 31, 2021 and December 31, 2020, the Company had an unamortized debt discount of $13,851 and $107,588, respectively.

During year ended December 31, 2021, a total of 176,666 shares of the Company’s common stock was issued for the conversion of notes and interest. A total of $200,000 in principal and $20,875 in accrued interest was converted. As part of this conversion, the Company also expensed $63,607 in unamortized debt discount related to these converted notes, which is included in the $93,737 amortized during the year ended December 31, 2021.

As of December 31, 2021 and December 31, 2020, the Company owes $200,000 and $400,000 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Year Ending December 31, 2021,	Amount due
2022	$-
2023	200,000
2024	-
2025	-
2026	-
Total	$200,000

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

During the year ended December 31, 2021, a total of 872,766 shares of the Company’s Series B preferred stock was converted to 872,766 shares of the Company’s common stock.

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

Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On each of January 1, 2017, January 1, 2019 and January 1, 2020, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares, or a total of 1,693,134 shares. On January 1, 2021, 569,826 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. As a result of these increases, as of December 31, 2021 and December 31, 2020, the aggregate number of shares of common stock available for awards under the 2016 Plan was 5,438,449 shares and 4,868,623 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 5,520,861 options outstanding as of December 31, 2021. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.96-5.60
Expected dividend yield	0%
Risk free interest rate	0.81%-1.58%
Expected life in years	5-10
Expected volatility	147%-158%

There were 5,597,861 options outstanding as of December 31, 2020. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.75
Expected dividend yield	0%
Risk free interest rate	0.64%-1.61%
Expected life in years	10
Expected volatility	140%-146%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options

Outstanding December 31, 2020	5,597,861	$1.47	6.48
Granted	583,000	$4.77	9.12
Expired	(290,000)	$1.00	-
Exercised	(370,000)	$1.48	-
Outstanding December 31, 2021	5,520,861	$1.84	6.32

A summary of the status of the Company’s nonvested options as of December 31, 2021, and changes during the year ended December 31, 2021, is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at December 31, 2020	862,833	$1.75
Granted	583,000	$4.77
Vested	(635,500)	$3.07
Forfeited	-	$-
Nonvested at December 31, 2021	810,333	$3.08

As of December 31, 2021, the Company had 5,520,861 shares issuable under options outstanding at a weighted average exercise price of $1.84 and an intrinsic value of $430,174.

The total number of options granted during the year ended December 31, 2021 and 2020 was 583,000 and 1,762,495, respectively. The exercise price for these options ranges from $1.96 to $5.60 per share.

The Company recognized compensation expense related to options issued of $1,518,756 and $1,427,084 during the years ended December 31, 2021 and 2020, respectively, in which $1,513,835 and $1,354,750 is included in general and administrative expenses and $4,921 and $72,334 in research and development expenses, respectively. For the year ended December 31, 2021, $769,479 of the stock compensation was related to employees and $749,277 was related to non-employees.

As of December 31, 2021, the unamortized stock option expense was $2,187,130 with $255,277 being related to employees and $1,931,853 being related to non-employees. As of December 31, 2021, the weighted average period for the unamortized stock compensation to be recognized is 3.23 years.

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

Warrants:

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Warrants

Outstanding December 31, 2020	4,007,058	$1.06	1.86
Granted	3,657,000	4.98	4.83
Expired	(150,249)	1.25	-
Exercised	(1,381,179)	1.13	-
Outstanding December 31, 2021	6,132,630	$3.38	3.15

As of December 31, 2021, the Company had 6,132,630 shares issuable under warrants outstanding at a weighted average exercise price of $3.38 and an intrinsic value of $928,802.

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

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ends on April 1, 2022. As of December 31, 2021, Dr. David Lovejoy of the University has been granted 553,299 stock options, of which 441,623 are fully vested and 100,000 have expired. These have an exercise price of $1.00, $1.25 or 1.75 and are exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027, October 16, 2027 or on February 13, 2030.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the years ended December 31, 2021 and 2020, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the years ended December 31, 2021 and 2020 and therefore was not subject to paying any royalties.

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

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company accrued $300,000 in expenses related to these services during the year ended December 31, 2021.

NOTE 10 – INCOME TAXES

The components of loss before income taxes are as follows:

	2020	2020
Domestic	(4,522,862)	(2,542,428)
Foreign	(72)	(6,307)
Loss before income taxes	(4,522,934)	(2,548,735)

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, a reconciliation of the Company’s effective tax rate to the statutory U.S. Federal rate is as follows:

	2021	2020
Income taxes at Federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of Federal income tax effect	(8.9)%	(8.6)%
Perm difference	0.0%	0.0)%
Foreign tax rate differential	0.0%	(0.4)%
Change in valuation allowance	29.9%	30.0%
Other	0.0%	0.0%
Income tax provision	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	2021	2020
U.S. net operating loss carryforwards	3,779,000	2,907,000
Stock compensation	1,672,000	1,217,000
Canadian Provincial income tax losses	(3,000)	7,000
Canadian Provincial scientific investment tax credits	(27,000)	(10,000)
	5,421,000	4,121,000
Valuation allowance	(5,421,000)	(4,121,000)
Net deferred tax assets	-	-

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards (“NOL”) of approximately $10,935,000 and $7,550,000, respectively. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The federal net operating losses generated prior to 2018 of $0.1 million will expire at various dates through 2037. The CARES Act temporarily allows the Company to carryback net operating losses arising in 2018, 2019, 2020, and 2021 to the five prior tax years. In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% of the taxable income limitation under the TCJA which was enacted on December 22, 2017. The Company has been generating losses since its inception, as such the net operating loss carryback provision under the CARES Act is not applicable to the Company. As of December 31, 2021 and 2020, the Company had state and local net operating loss carryforwards of approximately $10,927,000 and $7,540,000, respectively, to reduce future state tax liabilities also through 2035.

As of December 31, 2021 and 2020, the Company had Canadian NOL of approximately $1,446,000 and $1,115,000, respectively. The Canadian losses expire in stages beginning in 2026. As of December 31, 2021 and 2020, the Company also has unclaimed Canadian federal scientific research and development investment tax credits, which are available to reduce future federal taxes payable of approximately $0 and $0 respectively.

As a result of losses and uncertainty of future profit, the net deferred tax asset has been fully reserved. The net change in the valuation allowance during the years ended December 31, 2021 and 2020 was an increase of $1,300,000 and $418,000, respectively.

Foreign earnings are assumed to be permanently reinvested. U.S. Federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The Company recognizes interest and penalties related to uncertain tax positions in selling, general and administrative expenses. The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2021 and 2020.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2017.

NOTE 11 - SUBSEQUENT EVENTS

On January 6, 2022, the Company cancelled 16,000 options and replaced them with 16,000 warrants with a 5-year term and an exercise price of $1.25.

On January 19, 2022, the Company issued 50,000 options to a related party. These options have a term of 10 years, vest over 48 months with a 12 month cliff, and have an exercise price of $1.21.

On February 17, 2022, $50,000 in convertible notes were converted into 43,666 shares of the Company’s common stock.

