Form 10-Q
period 2022-03-31
Protagenic Therapeutics, Inc.\new
filed 2022-05-13
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

☐ Yes ☒ No

As of May 11, 2022 there were 17,285,261 shares of common stock, $.0001 par value per share, outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS

Cash	$482,175	$541,171
Marketable securities	9,303,196	9,830,085
Prepaid expenses	12,917	688,667

TOTAL CURRENT ASSETS	9,798,288	11,059,923

TOTAL ASSETS	$9,798,288	$11,059,923

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$483,644	$499,535
Accounts payable and accrued expenses - related party	300,000	300,000

TOTAL CURRENT LIABILITIES	783,644	799,535

PIK convertible notes payable, net of debt discount	107,065	132,284
PIK convertible notes payable, net of debt discount - related parties	187,996	186,149

TOTAL LIABILITIES	1,078,705	1,117,968

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; 872,766 shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value;18,000,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2022, and December 31, 2021	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 17,253,278 and 17,209,612 shares issued and outstanding at March 31, 2022, and December 31, 2021	1,726	1,722
Additional paid-in-capital	32,701,195	32,410,452
Accumulated deficit	(23,583,979)	(22,221,870)
Accumulated other comprehensive loss	(399,359)	(248,349)

TOTAL STOCKHOLDERS’ EQUITY	8,719,583	9,941,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,798,288	$11,059,923

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended March 31,
	2022	2021
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	669,838	592,351
General and administrative	671,438	613,839

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	1,341,276	1,206,190

LOSS FROM OPERATIONS	(1,341,276)	(1,206,190)

OTHER INCOME (EXPENSE)

Interest income	17,967	5
Interest expense	(33,844)	(83,937)
Realized loss on marketable securities	(4,956)	-
Change in fair value of derivative liability	-	83,670

TOTAL OTHER INCOME (EXPENSE)	(20,833)	(262)

LOSS BEFORE TAX	(1,362,109)	(1,206,452)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,362,109)	$(1,206,452)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized loss on marketable securities	(151,170)	-
Foreign exchange translation income	160	491

TOTAL COMPREHENSIVE LOSS	$(1,513,119)	$(1,205,961)

Net loss per common share - Basic and Diluted	$(0.08)	$(0.11)

Weighted average common shares - Basic and Diluted	17,233,653	10,520,484

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Series B Convertible				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the three months ended March 31, 2021

BALANCE -December 31, 2020	872,766	$1	10,360,480	$1,036	$16,719,749	$(17,698,936)	$(171,586)	$(1,149,736)

Foreign currency translation gain	-	-	-	-	-	-	491	491
Stock compensation	-	-	-	-	345,975	-	-	345,975
Exercise of options	-	-	10,000	1	(1)	-	-	-
Exercise of warrants	-	-	240,123	24	27,101	-	-	27,125
Net loss	-	-	-	-	-	(1,206,452)	-	(1,206,452)

BALANCE -March 31, 2021	872,766	$1	10,610,603	$1,061	$17,092,824	$(18,905,388)	$(171,095)	$(1,982,597)

For the three months ended March 31, 2022

BALANCE -December 31, 2021	-	$-	17,209,612	$1,722	$32,410,452	$(22,221,870)	$(248,349)	$9,941,955

Foreign currency translation gain	-	-	-	-	-	-	160	160
Unrealized loss on marketable securities	-	-	-	-	-	-	(151,170)	(151,170)
Stock compensation	-	-	-	-	235,779	-	-	235,779
Conversion of notes and interest	-	-	43,666	4	54,964	-	-	54,968
Net loss	-	-	-	-	-	(1,362,109)	-	(1,362,109)

BALANCE -March 31, 2022	-	$-	17,253,278	$1,726	$32,701,195	$(23,583,979)	$(399,359)	$8,719,583

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,362,109)	$(1,206,452)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	235,779	345,975
Change in fair value of the derivative liability	-	(83,670)
Realized loss on sale of marketable securities	4,956	-
Amortization of debt discount	26,628	53,975
Changes in operating assets and liabilities
Prepaid expenses	675,750	203,688
Accounts payable and accrued expenses	(11,569)	78,777

NET CASH USED IN OPERATING ACTIVITIES	(430,565)	(607,707)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of marketable securities	370,763	-

NET CASH USED IN INVESTING ACTIVITIES	370,763	-

CASH FLOWS FROM FINANCING ACTIVITIES

Exercise of warrants for cash	-	27,125
Proceeds from PIK convertible notes	-	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	127,125

Effect of exchange rate changes on cash	806	1,165

NET DECREASE IN CASH	(58,996)	(479,417)

CASH, BEGINNING OF THE PERIOD	541,171	671,091

CASH, END OF THE PERIOD	$482,175	$191,674

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for conversion of notes and interest	$54,968	$-
Unrealized loss on marketable securities	$151,170	$-

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Protagenic Therapeutics, Inc. (“we,” “our,” “Protagenic” or “the Company”), formerly known as known as Atrinsic, Inc., is a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”), a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

We are a biopharmaceutical company specializing in the discovery and development of therapeutics to treat stress-related neuropsychiatric and mood disorders.

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

Based on its cash resources and positive working capital as of March 31, 2022, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2023. The positive working capital as of March 31, 2022 was due to funds raised by the Company from its equity offering during the year ended December 31, 2021. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2023. Because of these factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC” for interim financial information. In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2022 and 2021. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2021, which contain the audited financial statements and notes thereto, for the years ended December 31, 2021 and 2020 included within the Company’s Form 10-K filed with the SEC on April 7, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of March 31, 2022, the Company has bank balances that exceeds the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021 the Company did not have any cash equivalents.

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

During the three months ended March 31, 2022 the Company purchased $0 and sold $370,763 in marketable securities with a realized loss of $4,956 and an unrealized loss of $151,170. As of March 31, 2022 and December 31, 2021, the Company owned marketable securities with a total value of $9,303,196 and $9,830,085, respectively.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of March 31, 2022.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$9,303,196	$9,303,196	$—	$—	$9,303,196

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2021.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$9,830,085	$9,830,085	$—	$—	$9,830,085

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

	Potentially Outstanding Dilutive Common Shares
	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Conversion Feature Shares

Common shares issuable under the conversion feature of preferred shares	-	872,766

Stock Options	5,554,861	5,673,861

Warrants	6,148,630	3,483,767

Convertible Notes	372,000	1,598,000

Total potentially outstanding dilutive common shares	12,075,491	11,628,394

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31, 2022	December 31, 2021

Accounting	$61,661	$68,151
Research and development	442,691	375,427
Legal	-	77,000
Other	279,292	278,957
Total	$783,644	$799,535

NOTE 5 – NOTE PAYABLE AND CONVERTIBLE NOTE PAYABLE (PIK NOTES)

Convertible Notes Payable

During the three months ended March 31, 2022 and 2021, the Company amortized $24,781 and $44,664 of the debt discount, respectively. At March 31, 2022 and December 31, 2021, the Company had an unamortized debt discount of $157,935 and $182,716, respectively.

During the three months ended March 31, 2022, a total of 43,666 shares of the Company’s common stock was issued for the conversion of notes and interest. A total of $50,000 in principal and $4,968 in accrued interest was converted.

As of March 31, 2022 and December 31, 2021, the Company owes $265,000 and $315,000 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Twelve Months Ended March 31, 2022	Amount due
2022	$-
2023	265,000
2024	-
2025	-
2026	-
Total	$265,000

Convertible Notes Payable – Related Parties

During the three months ended March 31, 2022 and 2021, the Company amortized $1,847 and $9,311 of the debt discount, respectively. At March 31, 20222 and December 31, 2021, the Company had an unamortized debt discount of $12,004 and $13,851, respectively.

As of March 31, 2022 and December 31, 2021, the Company owes $200,000 and $200,000 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Twelve Months Ended March 31, 2022	Amount due
2022	$-
2023	200,000
2024	-
2025	-
2026	-
Total	$200,000

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended March 31, 2022, the Company issued 43,666 shares of common stock for the conversion of notes and interest. (See Note 5)

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”), pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On each of January 1, 2017, January 1, 2019 and January 1, 2020, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares, or a total of 1,693,134 shares. On January 1, 2021, 569,826 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. On January 1, 2022, 737,040 additional shares of common stock available for issuance under the 2016 Plan as a result of operation of the evergreen provision: (a) 564,278 shares resulting from operation of the evergreen provision in 2019, which were never previously registered and (b) 172,762 shares resulting from operation of the evergreen provision in 2022. As a result of these increases, as of March 31, 2022 and December 31, 2021, the aggregate number of shares of common stock available for awards under the 2016 Plan was 6,175,489 shares and 5,438,449 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 5,554,861 options outstanding as of March 31, 2022. The fair value of each stock option granted during the three months ended March 31, 2022 was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.21
Expected dividend yield	0%
Risk free interest rate	1.73%
Expected life in years	10
Expected volatility	146%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options

Outstanding December 31, 2021	5,520,861	$1.84	6.32
Granted	50,000	$1.21	9.78
Expired	(16,000)	$5.60	-
Exercised	-	$-	-
Outstanding March 31, 2022	5,554,861	$1.83	6.11

A summary of the status of the Company’s nonvested options as of March 31, 2022, and changes during the three months ended March 31, 2022, is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at December 31, 2021	810,333	$3.08
Granted	50,000	$1.21
Vested	(92,812)	$1.70
Forfeited	-	$-
Nonvested at March 31, 2022	767,521	$3.01

As of March 31, 2022, the Company had 5,554,861 shares issuable under options outstanding at a weighted average exercise price of $1.83 and an intrinsic value of $0.

The total number of options granted during the three months ended March 31, 2022 and 2021 was 50,000 and 366,000, respectively. The exercise price for these options ranges from $1.21 to $5.60 per share.

The Company recognized compensation expense related to options issued of $215,346 and $345,975 during the three months ended March 31, 2022 and 2021, respectively, in which $176,949 and $344,499 is included in general and administrative expenses and $38,397 and $1,476 in research and development expenses, respectively. For the three months ended March 31, 2022, $48,828 of the stock compensation was related to employees and $166,518 was related to non-employees.

As of March 31, 2022, the unamortized stock option expense was $1,970,354 with $205,592 being related to employees and $1,764,762 being related to non-employees. As of March 31, 2022, the weighted average period for the unamortized stock compensation to be recognized is 2.85 years.

On January 6, 2022, the Company issued a total of 50,000 options to purchase shares of the Company’s common stock to a consultant. These options had a grant date fair value of $68,614. These options have an exercise price of $1.21, a term of 10 years, and vest over four years.

Warrants:

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Warrants

Outstanding December 31, 2021	6,132,630	$3.38	3.15
Granted	16,000	1.25	4.77
Expired	-	-	-
Exercised	-	-	-
Outstanding March 31, 2022	6,148,630	$3.37	2.91

As of March 31, 2022, the Company had 6,148,630 shares issuable under warrants outstanding at a weighted average exercise price of $3.37 and an intrinsic value of $0.

The Company recognized compensation expense related to warrants issued of $20,433 and $0 during the three months ended March 31, 2022 and 2021, respectively.

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

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ends on April 1, 2022. As of March 31, 2022, Dr. David Lovejoy of the University has been granted 553,299 stock options, of which 442,882 are fully vested and 100,000 have expired. These have an exercise price of $1.00, $1.25 or 1.75 and are exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027, October 16, 2027 or on February 13, 2030.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the three months ended March 31, 2022 and 2021, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three months ended March 31, 2022 and 2021 and therefore was not subject to paying any royalties.

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

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company accrued $300,000 in expenses related to these services during the year ended December 31, 2021. As of March 31, 2022, the balance on this accrued expense is $300,000.

NOTE 10 - SUBSEQUENT EVENTS

On April 13, 2022, a total of 31,983 shares of the Company’s common stock was issued for the conversion of notes and interest. A total of $35,000 in principal and $4,979 in accrued interest was converted.

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

Overview

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

During the three months ended March 31, 2022, we incurred a loss from operations of $1,341,276 as compared to $1,206,190 for the three months ended March 31, 2021. The increase in the loss is due to an increase in research and development expense of $77,487 from $592,351 for the three months ended March 31, 2021 to $669,838 for the three months ended March 31, 2022, and from an increase in general and administrative expenses of $57,599 from $613,839 for the three months ended March 31, 2021 to $671,438 for the three months ended March 31, 2022.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations and peptide synthesizer companies. These expenses could also include business combinations, capital expenditures, and new drug development working capital requirements. As of March 31, 2022, we had cash of $482,175 and working capital of $9,014,644. We anticipate further losses from the development of our business. Based on its cash resources as of March 31, 2022, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2023. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2023. Because of these factors, the Company believes that this alleviates substantial doubt in connection with the Company’s ability to continue as a going concern.

Operating activities used $430,565 and $607,707 in cash for the three months ended March 31, 2022 and 2021, respectively. The use of cash in operating activities during the three months ended March 31, 2022, primarily comprised of $1,362,109 net loss, $235,779 in stock compensation expense, a decrease in prepaid expenses of $675,750, and a $11,569 decrease of accounts payable and accrued expenses, which included payments to tax penalties, legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $370,763 and $0 in cash for the three months ended March 31, 2022 and 2021, respectively. The use of cash in investing activities was due to the sale of marketable securities.

Financing activities provided $0 and $127,125 in cash the three months ended March 31, 2022 and 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of March 31, 2022. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K. The risks and uncertainties described below and in the 2021 Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company issued 43,666 shares of common stock for the conversion of notes and interest.

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

May 13, 2022	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

