Form 10-Q
period 2022-09-30
Protagenic Therapeutics, Inc.\new
filed 2022-11-14
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to___________

Commission File Number: 001-12555

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

☐ Yes ☒ No

As of November 11, 2022 there were 17,285,261 shares of common stock, $.0001 par value per share, outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS

Cash	$158,323	$541,171
Marketable securities	7,994,390	9,830,085
Prepaid expenses	101,583	688,667

TOTAL CURRENT ASSETS	8,254,296	11,059,923

TOTAL ASSETS	$8,254,296	$11,059,923

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$553,480	$499,535
Accounts payable and accrued expenses - related party	-	300,000

TOTAL CURRENT LIABILITIES	553,480	799,535

PIK convertible notes payable, net of debt discount	127,025	132,284
PIK convertible notes payable, net of debt discount - related parties	191,751	186,149

TOTAL LIABILITIES	872,256	1,117,968

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; none shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value;18,000,000 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2022, and December 31, 2021	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 17,285,261 and 17,209,612 shares issued and outstanding at September 30, 2022, and December 31, 2021	1,729	1,722
Additional paid-in-capital	33,171,423	32,410,452
Accumulated deficit	(25,176,001)	(22,221,870)
Accumulated other comprehensive loss	(615,111)	(248,349)

TOTAL STOCKHOLDERS’ EQUITY	7,382,040	9,941,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,254,296	$11,059,923

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	$501,366	$257,279	$1,331,719	$990,222
General and administrative	422,694	506,892	1,570,291	2,288,972

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	924,060	764,171	2,902,010	3,279,194

LOSS FROM OPERATIONS	(924,060)	(764,171)	(2,902,010)	(3,279,194)

OTHER (EXPENSE) INCOME

Interest income	42,496	336	93,363	568
Interest expense	(31,957)	(114,464)	(105,498)	(437,591)
Realized gain on marketable securities	(11,784)	-	(39,986)	-
Change in fair value of derivative liability	-	-	-	83,670

TOTAL OTHER INCOME (EXPENSES)	(1,245)	(114,128)	(52,121)	(353,353)

LOSS BEFORE TAX	(925,305)	(878,299)	(2,954,131)	(3,632,547)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(925,305)	$(878,299)	$(2,954,131)	$(3,632,547)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized loss on marketable securities	(165,913)	(974)	(360,500)	(974)
Foreign exchange translation income (loss)	481	(791)	(6,262)	182

TOTAL COMPREHENSIVE LOSS	$(1,090,737)	$(880,064)	$(3,320,893)	$(3,633,339)

Net loss per common share - Basic and Diluted	$(0.05)	$(0.05)	$(0.17)	$(0.26)

Weighted average common shares - Basic and Diluted	17,285,261	16,521,882	17,266,846	13,939,400

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Series B Convertible				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

For the nine months ended September 30, 2021

BALANCE -December 31, 2020	872,766	$1	10,360,480	$1,036	$16,719,749	$(17,698,936)	$(171,586)	$(1,149,736)

Foreign currency translation gain	-	-	-	-	-	-	491	491
Stock compensation	-	-	-	-	345,975	-	-	345,975
Exercise of options	-	-	10,000	1	(1)	-	-	-
Exercise of warrants	-	-	240,123	24	27,101	-	-	27,125
Net loss	-	-	-	-	-	(1,206,452)	-	(1,206,452)

BALANCE -March 31, 2021	872,766	$1	10,610,603	$1,061	$17,092,824	$(18,905,388)	$(171,095)	$(1,982,597)

Foreign currency translation gain	-	-	-	-	-	-	482	482
Issuance of shares and warrants from offering, net of offering costs	-	-	3,180,000	318	11,707,721	-	-	11,708,039
Stock compensation - stock options	-	-	-	-	722,966	-	-	722,966
Exercise of options	-	-	360,000	36	542,464	-	-	542,500
Exercise of warrants	-	-	836,558	84	299,916	-	-	300,000
Conversion of preferred stock	(436,749)	-	436,749	44	(44)	-	-	-
Conversion of notes and interest	-	-	839,724	84	1,054,460	-	-	1,054,544

Net loss	-	-	-	-	-	(1,547,796)	-	(1,547,796)

BALANCE - June 30, 2021	436,017	$1	16,263,634	$1,627	$31,420,307	$(20,453,184)	$(170,613)	$10,798,138

Foreign currency translation loss	-	-	-	-	-	-	(791)	(791)
Unrealized loss on marketable securities	-	-	-	-	-	-	(974)	(974)
Stock compensation - stock options	-	-	-	-	231,649	-	-	231,649
Conversion of preferred stock	(436,017)	(1)	436,017	44	(43)	-	-	-
Conversion of notes and interest	-	-	176,666	18	220,858	-	-	220,876
Shares issued to underwriter as stock issuance costs	-	-	79,500	8	(8)	-	-	-

Net loss	-	-	-	-	-	(878,299)	-	(878,299)

BALANCE - September 30, 2021	-	-	16,955,817	1,697	31,872,763	(21,331,483)	(172,378)	(10,370,599)

For the nine months ended September 30, 2022

BALANCE -December 31, 2021	-	$-	17,209,612	$1,722	$32,410,452	$(22,221,870)	$(248,349)	$9,941,955

Foreign currency translation gain	-	-	-	-	-	-	160	160
Unrealized loss on marketable securities	-	-	-	-	-	-	(151,170)	(151,170)
Stock compensation	-	-	-	-	235,779	-	-	235,779
Conversion of notes and interest	-	-	43,666	4	54,964	-	-	54,968
Net loss	-	-	-	-	-	(1,362,109)	-	(1,362,109)

BALANCE -March 31, 2022	-	$-	17,253,278	$1,726	$32,701,195	$(23,583,979)	$(399,359)	$8,719,583

Foreign currency translation loss	-	-	-	-	-	-	(6,903)	(6,903)
Unrealized loss on marketable securities	-	-	-	-	-	-	(43,417)	(43,417)
Stock compensation - stock options	-	-	-	-	215,535	-	-	215,535
Conversion of notes and interest	-	-	31,983	3	40,014	-	-	40,017

Net loss	-	-	-	-	-	(666,717)	-	(666,717)

BALANCE - June 30, 2022	-	$-	17,285,261	$1,729	$32,956,744	$(24,250,696)	$(449,679)	$8,258,098

Foreign currency translation gain	-	-	-	-	-	-	481	481
Unrealized loss on marketable securities	-	-	-	-	-	-	(165,913)	(165,913)
Stock compensation - stock options	-	-	-	-	214,679	-	-	214,679

Net loss	-	-	-	-	-	(925,305)	-	(925,305)

BALANCE - September 30, 2022	-	$-	17,285,261	$1,729	$33,171,423	$(25,176,001)	$(615,111)	$7,382,040

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,954,131)	$(3,632,547)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	665,993	1,300,590
Change in fair value of the derivative liability	-	(83,670)
Realized loss on sale of marketable securities	39,986	-
Amortization of debt discount	85,343	378,293
Changes in operating assets and liabilities
Prepaid expenses	587,084	(594,260)
Accounts payable and accrued expenses	(237,153)	238,069

NET CASH USED IN OPERATING ACTIVITIES	(1,812,878)	(2,393,525)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of marketable securities	1,538,567	-
Purchase of marketable securities	(103,359)	(10,395,547)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,435,208	(10,395,547)

CASH FLOWS FROM FINANCING ACTIVITIES

Exercise of warrants for cash	-	327,125
Exercise of options for cash	-	542,500
Issuance of shares and warrants from offering, net of offering costs	-	11,708,039
Proceeds from notes payable	-	100,000
Repayment of notes payable	-	(100,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	12,577,664

Effect of exchange rate changes on cash	(5,178)	432

NET CHANGE IN CASH	(382,848)	(210,976)

CASH, BEGINNING OF THE PERIOD	541,171	671,091

CASH, END OF THE PERIOD	$158,323	$460,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for conversion of notes and interest	$94,985	$1,275,420
Unrealized loss on marketable securities	$360,500	$974

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Protagenic Therapeutics, Inc. (“we,” “our,” “Protagenic” or “the Company”), formerly known as Atrinsic, Inc., is a Delaware corporation with one subsidiary named Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”), a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

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

Based on its cash resources and positive working capital as of September 30, 2022, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2024. The positive working capital as of September 30, 2022 was due to funds raised by the Company from its equity offering during the year ended December 31, 2021. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2024. Because of these factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2022 and 2021. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2021, which contain the audited financial statements and notes thereto, for the years ended December 31, 2021 and 2020 included within the Company’s Form 10-K filed with the SEC on April 7, 2022. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of September 30, 2022, the Company has bank balances that exceeds the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021 the Company did not have any cash equivalents.

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

During the nine months ended September 30, 2022 the Company purchased $103,359 and sold $1,538,567 in marketable securities with a realized gain of $39,986 and an unrealized gain of $360,500. As of September 30, 2022 and December 31, 2021, the Company owned marketable securities with a total value of $7,994,390 and $9,830,085, respectively.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of September 30, 2022.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$7,994,390	$7,994,390	$—	$—	$7,994,390

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2021.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$9,830,085	$9,830,085	$—	$—	$9,830,085

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

	Potentially Outstanding Dilutive Common Shares
	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

Conversion Feature Shares

Stock Options	5,504,861	5,530,861

Warrants	6,148,630	6,132,630

Convertible Notes	344,000	646,000

Total potentially outstanding dilutive common shares	11,997,491	12,309,491

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30, 2022	December 31, 2021

Accounting	$36,750	$68,151
Research and development	377,392	375,427
Legal	-	77,000
Other	139,338	278,957
Total	$553,480	$799,535

NOTE 5 – NOTE PAYABLE AND CONVERTIBLE NOTE PAYABLE (PIK NOTES)

Convertible Notes Payable

During the nine months ended September 30, 2022 and 2021, the Company amortized $79,741 and $99,659 of the debt discount, respectively. At September 30, 2022 and December 31, 2021, the Company had an unamortized debt discount of $102,975 and $182,716, respectively.

During the nine months ended September 30, 2022, a total of 75,649 shares of the Company’s common stock was issued for the conversion of notes and interest. A total of $85,000 in principal and $9,985 in accrued interest was converted.

As of September 30, 2022 and December 31, 2021, the Company owes $230,000 and $315,000 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Twelve Months Ended September 30, 2022	Amount due
2022	$-
2023	230,000
2024	-
2025	-
2026	-
Total	$230,000

Convertible Notes Payable – Related Parties

During the nine months ended September 30, 2022 and 2021, the Company amortized $5,602 and $28,242 of the debt discount, respectively. At September 30, 2022 and December 31, 2021, the Company had an unamortized debt discount of $8,249 and $13,851, respectively.

As of September 30, 2022 and December 31, 2021, the Company owes $200,000 and $200,000 on the outstanding Convertible Notes, respectively.

Maturity Date of Notes for Twelve Months Ended September 30, 2022	Amount due
2022	$-
2023	200,000
2024	-
2025	-
2026	-
Total	$200,000

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ended September 30, 2022, the Company issued 75,649 shares of common stock for the conversion of notes and interest. (See Note 5)

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”), pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. On each of January 1, 2017, January 1, 2019 and January 1, 2020, pursuant to an annual “evergreen” provision contained in the 2016 Plan, the number of shares reserved for future grants was increased by 564,378 shares, or a total of 1,693,134 shares. On January 1, 2021, 569,826 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. On January 1, 2022, 737,040 additional shares of common stock are available for issuance under the 2016 Plan as a result of operation of the evergreen provision: (a) 564,278 shares resulting from operation of the evergreen provision in 2019, which were never previously registered and (b) 172,762 shares resulting from operation of the evergreen provision in 2022. As a result of these increases, as of September 30, 2022 and December 31, 2021, the aggregate number of shares of common stock available for awards under the 2016 Plan was 6,175,489 shares and 5,438,449 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 5,504,861 options outstanding as of September 30, 2022. The fair value of each stock option granted during the nine months ended September 30, 2022 was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$1.21
Expected dividend yield	0%
Risk free interest rate	1.73%
Expected life in years	10
Expected volatility	146%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options

Outstanding December 31, 2021	5,520,861	$1.84	6.32
Granted	50,000	$1.21	9.27
Expired	(66,000)	$2.12	-
Exercised	-	$-	-
Outstanding September 30, 2022	5,504,861	$1.84	5.66

A summary of the status of the Company’s nonvested options as of September 30, 2022, and changes during the nine months ended September 30, 2022, is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at December 31, 2021	810,333	$3.08
Granted	50,000	$1.21
Vested	(274,895)	$1.57
Forfeited	-	$-
Nonvested at September 30, 2022	585,438	$3.11

As of September 30, 2022, the Company had 5,504,861 shares issuable under options outstanding at a weighted average exercise price of $1.84 and an intrinsic value of $0.

The total number of options granted during the nine months ended September 30, 2022 and 2021 was 50,000 and 583,000, respectively. The exercise price for these options ranges from $1.21 to $5.60 per share.

The Company recognized compensation expense related to options issued of $214,679 and $231,649 during the three months ended September 30, 2022 and 2021, respectively, in which $195,624 and $230,173 is included in general and administrative expenses and $19,055 and $1,476 in research and development expenses, respectively. For the three months ended September 30, 2022, $49,685 of the stock compensation was related to employees and $164,994 was related to non-employees.

The Company recognized compensation expense related to options issued of $645,560 and $1,300,590 during the nine months ended September 30, 2022 and 2021, respectively, in which $568,198 and $1,296,162 is included in general and administrative expenses and $77,362 and $4,428 in research and development expenses, respectively. For the nine months ended September 30, 2022, $149,055 of the stock compensation was related to employees and $496,505 was related to non-employees.

As of September 30, 2022, the unamortized stock option expense was $1,606,180 with $107,079 being related to employees and $1,499,101 being related to non-employees. As of September 30, 2022, the weighted average period for the unamortized stock compensation to be recognized is 2.25 years.

On January 6, 2022, the Company issued a total of 50,000 options to purchase shares of the Company’s common stock to a consultant. These options had a grant date fair value of $68,614. These options have an exercise price of $1.21, a term of 10 years, and vest over four years.

Warrants:

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Warrants

Outstanding December 31, 2021	6,132,630	$3.38	3.15
Granted	16,000	1.25	4.27
Expired	-	-	-
Exercised	-	-	-
Outstanding September 30, 2022	6,148,630	$3.37	2.40

As of September 30, 2022, the Company had 6,148,630 shares issuable under warrants outstanding at a weighted average exercise price of $3.37 and an intrinsic value of $0.

The Company recognized compensation expense related to warrants issued of $20,433 and $0 during the three months ended September 30, 2022 and 2021, respectively.

The Company recognized compensation expense related to warrants issued of $20,433 and $0 during the nine months ended September 30, 2022 and 2021, respectively.

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

Prior to January 1, 2016, the University has been granted 25,000 stock options which are fully vested at the exercise price of $1.00 exercisable over a ten year period which ended on April 1, 2022. As of September 30, 2022, Dr. David Lovejoy of the University has been granted 553,299 stock options, of which 445,382 are fully vested and 100,000 have expired. These have an exercise price of $1.00, $1.25 or 1.75 and are exercisable over ten or thirteen year periods which end either on March 30, 2021, December 1, 2022, April 15, 2026, March 1, 2027, October 16, 2027 or on February 13, 2030.

The sponsorship research and development expenses pertaining to the Research Agreements were $27,216 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the nine months ended September30, 2022 and 2021 and therefore was not subject to paying any royalties.

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

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company accrued $300,000 in expenses related to these services during the year ended December 31, 2021. As of September 30, 2022, the balance on this accrued expense is zero.

During the nine months ended September 30, 2022, the Company engaged CTC North, GmbH (“CTC”) to perform research and development services. CTC is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc, CTC’s parent company. The total commitment for this agreement is $1.3 million. For the nine months ended September 30, 2022, the Company has incurred a total of $105,801 in expenses related to this agreement. As of September 30, 2022, there is $7,000 owed to CTC in connection with this agreement.

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

PT00114 leverages a completely novel mechanism of action. Protagenic owns exclusive, worldwide rights to PT00114 through its license agreement with the University of Toronto and has an exclusive right to license additional intellectual property generated by Dr. David Lovejoy’s lab at University of Toronto. Additionally, the company is engaged in the research & development of follow-on compounds in the TCAP family. Extensive publications in peer-reviewed scientific journals underline the central role stress plays in the onset and proliferation of neuropsychiatric disorders like depression, anxiety, substance abuse & addiction, and PTSD. The mechanism of action of TCAP suggests that it counterbalances stress overdrive at the cellular level within the brain’s stress response cascade. TCAP works to alleviate the harmful behavioral, biochemical, and physiological effects of these disorders, while simultaneously restoring brain health. This mechanism has been corroborated in preclinical animal models of the psychiatric disorders listed above. Preclinical experiments required for IND filing have been completed. The Company is in the process of answering regulatory questions in the US and Germany. Based on its interactions to date, the Company anticipates commencing a Phase I/IIa trial in either one or more sites in the US or at a major CRO site in Germany in the fourth quarter of 2022.

Results of Operations

We are a development stage company currently performing clinical trials to obtain Food and Drug Administration (“FDA”) approval and commercialization of our product.

During the three months ended September 30, 2022, we incurred a loss from operations of $924,060 as compared to $764,171 for the three months ended September 30, 2021. The increase in the loss is from an increase in research and development expense of $244,087 from $257,279 for the three months ended September 30, 2021 to $501,366 for the three months ended September 30, 2022, offset by a decrease in general and administrative expenses of $84,198 from $506,892 for the three months ended September 30, 2021 to $422,694 for the three months ended September 30, 2022.

During the nine months ended September 30, 2022, we incurred a loss from operations of $2,902,010 as compared to $3,279,194 for the nine months ended September 30, 2021. The increase in the loss is from an increase in research and development expense of $341,497 from $990,222 for the nine months ended September 30, 2021 to $1,331,719 for the nine months ended September 30, 2022, offset by a decrease in general and administrative expenses of $718,681 from $2,288,972 for the nine months ended September 30, 2021 to $1,570,291 for the nine months ended September 30, 2022

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations and peptide synthesizer companies. These expenses could also capital expenditures, and new drug development working capital requirements. As of September 30, 2022, we had cash of $158,323 and working capital of $7,700,816. We anticipate further losses from the development of our business. Based on its cash resources as of September 30, 2022, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2024. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2024. Because of these factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern.

Operating activities used $1,812,878 and $2,393,525 in cash for the nine months ended September 30, 2022 and 2021, respectively. The use of cash in operating activities during the nine months ended September 30, 2022, primarily comprised of $2,954,131 net loss, $665,993 in stock compensation expense, an increase in prepaid expenses of $587,084, and a $237,153 decrease of accounts payable and accrued expenses, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $1,435,208 and used $10,395,547 in cash for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by investing activities was due to the sale of marketable securities of $1,538,567 offset by the purchase of marketable securities of $103,359 during the nine months ended September 30, 2022.

Financing activities provided $0 and $12,577,664 in cash during the nine months ended September 30, 2022 and 2021, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of September 30, 2022. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, the Company issued 75,649 shares of common stock for the conversion of notes and interest.

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

November 14, 2022	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

