Form 10-K
period 2022-12-31
Protagenic Therapeutics, Inc.\new
filed 2023-03-31
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, based on a closing price as reported on the Nasdaq Capital Market of $0.724 was approximately $12,514,529.

As of March 31 2023, there were 4,321,445 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTAGENIC THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Risks Related to Our Financial Condition and Capital Requirements

●	If we continue to incur operating losses and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs, complete our clinical trials, or bring products to market, or may be forced to reduce or cease operations entirely. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.

●	Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to cease or delay our operations.

●	Covid-19 could adversely impact our business, including our clinical trials, and financial condition.

Risks Related to Clinical Development and Regulatory Approval

●	Our results to date provide no basis for predicting whether any of our product candidates will be safe or effective, or receive regulatory approval.

●	We may not be able to initiate and complete preclinical studies and clinical trials for our product candidates which could adversely affect our business.

●	If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented, which could materially affect our financial condition.

●	If the market opportunities for our current and potential future drug candidates are smaller than we believe they are, our ability to generate product revenues will be adversely affected and our business may suffer.

Risks Related to Our Reliance on Third Parties

●	We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.

●	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

●	We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current product candidates or any future products, on a timely basis or at all, and our financial condition will be adversely affected.

Risks Related to Commercialization of Our Product Candidates

●	We have no experience as a company in commercializing any product. If we fail to obtain commercial expertise, upon product approval by regulatory agencies, our product launch and revenues could be delayed.

●	We may not be able to gain market acceptance of our product candidates, which would prevent us from becoming profitable.

●	We may not be able to manufacture our product candidates in clinical or commercial quantities, which would prevent us from commercializing our product candidates.

●	Disputes under key agreements or conflicts of interest with our scientific advisors or clinical investigators could delay or prevent development or commercialization of our product candidates.

Risks Related to Our Intellectual Property

●	We may not be able to maintain our exclusive worldwide license to use and develop PT00114 which could materially affect our business plan.

Risks Related to Our Business Operations and Industry

●	If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

●	We may encounter difficulties in managing our growth, which could adversely affect our operations.

●	Healthcare reform measures could adversely affect our business.

●	Our business and operations are vulnerable to computer system failures, cyber-attacks or deficiencies in our cyber-security, which could increase our expenses, divert the attention of our management and key personnel away from our business operations and adversely affect our results of operations.

●	Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

●	If we, our CROs or our IT vendors experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of personal data, we may face costs, significant liabilities, harm to our brand and business disruption.

●	If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Risks Associated to our Common Stock

●	If we fail to comply with the continued minimum closing bid requirements of Nasdaq or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

●	Our common stock is a “Penny Stock” subject to specific rules governing its sale to investors that could impact its liquidity.

●	The market price of our common stock may be volatile, which could lead to losses by investors and costly securities litigation.

●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

●	Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

●	Our common stock is controlled by insiders.

●	We do not intend to pay dividends for the foreseeable future and may never pay dividends.

●	Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

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

PT00114 leverages a completely novel mechanism of action. Protagenic owns exclusive, worldwide rights to PT00114 through its license agreement with the University of Toronto and has an exclusive right to license additional intellectual property generated by Dr. David Lovejoy’s lab at University of Toronto. Additionally, the company is engaged in the research & development of follow-on compounds in the TCAP family. Extensive publications in peer-reviewed scientific journals underline the central role stress plays in the onset and proliferation of neuropsychiatric disorders like depression, anxiety, substance abuse & addiction, and PTSD. The mechanism of action of TCAP suggests that it counterbalances stress overdrive at the cellular level within the brain’s stress response cascade. TCAP works to alleviate the harmful behavioral, biochemical, and physiological effects of these disorders, while simultaneously restoring brain health. This mechanism has been corroborated in preclinical animal models of the psychiatric disorders listed above. Previously we anticipated that our preclinical experiments required for IND filing have been completed, and the company will seek to prove the safety and efficacy of PT00114 in humans through its initial clinical studies to commence in the first quarter of 2023. Responding to recent communications from regulatory agencies in the U.S. and in Germany, we are now undertaking to answer questions concerning:

●	Stability and sterility additional testing
●	Drug substance potency assays
●	Cell lines for ELISA to satisfy requests for temperature and stability data

Given the time that we believe will be required to complete these additional tests and data collection, and accounting for expected turnaround time at the U.S. FDA and the German BfArM, we currently anticipate that a Phase I clinical trial of PT00114 in healthy volunteers could commence in the third quarter of 2023.

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

Continue with our strategy of strengthening our IP position in this important novel field of neuropsychiatry

IND Submission

We currently anticipate re-submitting an investigational new drug (IND) application and initiating a PhaseI/IIa study to evaluate the safety, tolerability, and early activity of PT100114 (TCAP) in healthy volunteers and patients with psychiatric illnesses in the third quarter of 2023. The IND enabling studies, including the preclinical efficacy data generated, as well as the GLP toxicology study, and a summary of the Phase I clinical trial plan, will be among the components of this key regulatory submission.

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

Substance use disorders (SUDs) are highly prevalent. According to the 2020 National Survey on Drug Use and Health (NSDUH), 40.3 million Americans, aged 12 or older, had a substance use disorder (SUD) in the past year. The majority of SUDs involve alcohol use disorder (14 million), followed by illicit drug use disorder (8 million). Illicit drug use and nonmedical use of medications alone or in combination with alcohol are associated with a substantial proportion of emergency department visits in the United States. Pharmacologic options to treat SUDs typically have limited efficacy, high treatment burden, with suboptimal side-effect profiles, ultimately leading to limited uptake and high remaining unmet medical need. 40- 60% of patients who receive SUD care experience chronic or relapsing disease course.

The incidence of opioid use disorder (OUD) and overdose deaths have reached epidemic proportions. Opioid use disorder is typically a chronic, relapsing illness, associated with significantly increased rates of morbidity and mortality. Opioid use disorder can be related to misuse of pharmaceutical opioids, heroin, or other opioids such as fentanyl and its analogues. The prevalence of heroin use and heroin use disorder nearly doubled between 2002 and 2018. In 2019, 2.1% of those 12 or older in the US were estimated to have used heroin at some point in their lives, translating 5.7 million people, with 431,000 (0.2%) having reported use in the last month. Opioid use disorders affect over 16 million people worldwide, over 2.1 million in the United States, and there are over 120,000 deaths worldwide annually attributed to opioids.1

Unmet needs are particularly high in OUD. First-line treatment for most patients is medication-assisted treatment, consisting of pharmacotherapy with an opioid agonist or antagonist in combination with psychotherapy. Pharmacotherapy can include an opioid agonist (methadone or buprenorphine) and/or an opioid antagonist (e.g. naltrexone). Guidelines for mild opioid use disorder suggest first-line treatment with long-acting injectable naltrexone (e.g. Vivitrol) administered monthly. Guidelines for moderate to severe opioid use disorder suggest initial use of buprenorphine (e.g. Suboxone) due to the higher risk of lethal overdose with methadone. Treatment can allow patients to return to a productive lifestyle but has low success rates and can be extremely burdensome. These therapies require patients remain on maintenance treatment with an opioid agonist for many years as they are physically dependent upon the medications. A minority may be tapered off after a few years, with the taper itself taking several months to years.

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

1 National Institutes of Health, June 21, 2022 online report

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

AUD is responsible for significant mortality and morbidity. Excessive alcohol consumption is the third leading preventable cause of death in the United States directly causing approximately 85,000 deaths per year, roughly 10% of deaths among working age adults. Nearly 5% of all deaths worldwide (approximately three million each year) have been attributed to alcohol use with 5% of those specifically due to AUD. The economic cost of excessive alcohol use in the United States is estimated to be $249 billion in 20102 by the CDC. Therapeutic unmet needs are significant for AUD and the condition is frequently untreated. Psychosocial interventions can be effective for treatment but up to 70% of individuals return to heavy drinking. For patients who met DSM-IV criteria for alcohol abuse, 46% were in remission, 24% continued to meet abuse criteria, and 30% met criteria for alcohol dependence in the future. For patients who met DSM-IV criteria for alcohol dependence, 39% were in remission, 15% met criteria for abuse only, and 46% continued to meet dependence criteria.

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

2As of March 2023, these are the most recent data released by the CDC.

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

Sales and Marketing

We currently have no sales, marketing or distribution capabilities. In order to commercially market PT00114 and any product candidates we develop in the future, we would either need to develop an internal sales team and marketing department or collaborate with third parties who have sales and marketing capabilities. As we currently anticipate entering the clinical trials in the third quarter of 2023, we expect to seek a Market Access expert or consultancy to better understand clinician and payor dynamics in the therapeutic areas we are focused on, so that, as we begin later stage studies, we are working on a deeper commercial assessment in parallel. We have done some high-level benchmarking of pricing based on the current landscape of approved and available therapies for psychiatric disorders we are targeting, both in the generics and on-patent realms.

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

As of December 31, 2022, we have four patents issued by the Governments of the United States, Canada, European Union (validated in Germany, France and Great Britain) and Australia on our original platform technology. The patent applications were made in the name of Dr. David A. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT. We have three further issued patents and ten pending patent applications in related technology that the company has rights in or own.

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

As of December 31, 2022, we own or have rights in the following intellectual property:

TENEURIN C-TERMINAL ASSOCIATED PEPTIDES (TCAP) AND METHODS AND USES THEREOF*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
AUSTRALIA	05/02/2003	2003221575	09/23/2011	2003221575	ISSUED
CANADA	05/02/2003	2,482,810	06/10/2014	2,482,810	ISSUED
EUROPEAN PATENT (Validated in France (FR), Germany (DE) and Great Britain (GB)	05/02/2003	03717086.7	03/12/2014	1499635	ISSUED
UNITED STATES	11/01/2004	10/510,959	01/03/2012	8,088,889	ISSUED

A METHOD FOR REGULATING NEURITE GROWTH*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
UNITED STATES	06/19/2012 (Continuation)	13/527,414	08/01/2017	9,718,857	ISSUED

A METHOD FOR MODULATING INSULIN-INDEPENDENT GLUCOSE TRANSPORT USING TENEURIN C-TERMINAL ASSOCIATED PEPTIDE (TCAP)*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
CANADA	07/21/2015	2,955,410			PENDING
GREAT BRITAIN	07/21/2015(PCT)	1702638.6	07/21/2020	2543996	ISSUED
UNITED STATES	01/17/2017(371c)	15/326,735	04/14/2020	10,617,736	ISSUED

COMPOSITIONS, METHODS AND USES FOR ENHANCING MUSCLE FUNCTION*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
US	09/26/2017(PCT) / 03/25/2019(371c)	11,446,335	09/20/2022		ISSUED
CA	09/26/2017	3,038,169			PENDING

COMPOSITIONS, METHODS AND USES FOR TREATING POST-TRAUMATIC STRESS DISORDER *
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
UNITED STATES	10/12/2018(PCT) /04/10/2020(371c)	11,426,444	08/30/2022		ISSUED
CANADA	04/14/2020	3,079,724			PENDING

COMPOSITIONS, METHODS AND USES OF A TENEURIN C-TERMINAL ASSOCIATED PEPTIDE-1 (TCAP-1) FOR TREATING OPIOID ADDICTION
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
CANADA	3/13/2019	3,093,841			PENDING
UNITED STATES	3/13/2019(PCT) / 9/11/2010 (371c)	16/980,176			PENDING
EUROPE	10/12/2020	19712494.4			PENDING (Intention to grant 02/24/2023)
HONG KONG (Extended EP Application)	3/13/2019	62021035260.0			PENDING

In the future we may file additional patent applications based on proprietary formulations and novel compounds in the TCAP family.

COVID-19

On January 30, 2020 the World Health Organization declared the COVID-19 coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, capital raising efforts and additional development of our technologies may be negatively affected.

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

Subsidiary

PTI Canada was incorporated in 2006 in the Province on Ontario, Canada. PTI Canada is a wholly-owned subsidiary of Protagenic. It provides operational support and assistance for the implementation of corporate and operational activities conducted in Canada. It also oversees and supports research and development activities conducted under auspices of UT. PTI Canada has three directors: Garo H. Armen (Chairman), Alexander K. Arrow and Vigen Nazarian. PTI Canada also has one part-time consultant, Robert Ziroyan. PTI Canada also benefits through tax incentive programs provided by the governments of Canada and the Province of Ontario. We derived credits from Canadian research and development tax credits for the years ended December 31, 2022 and 2021 of $0 and $0, respectively.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2022, the Company had incurred significant operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $25,777,375. Based on its cash resources as of December 31, 2022, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2024. The consolidated financial statements included in this report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have a history of losses and expect that losses may continue in the future.

We have generated net losses since we began operations, including $3,555,505 and $4,522,934 for the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $25,777,375. We have no approved products and have generated no product revenue. We expect that product development, preclinical and clinical programs will increase losses significantly over the next five years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations and our current cash position is sufficient to fund our current business plan at least until the third quarter of 2024. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our product development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected, and we may be unable to continue operations.

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

As of December 31, 2022, we have incurred an accumulated deficit of $25,777,375. We expect to continue to incur substantial operating losses over the next several years for the clinical development of our current and future licensed or purchased product candidates.

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

COVID-19 may impact our operations.

On January 30, 2020 the World Health Organization declared the COVID-19 coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, capital raise efforts and additional development of our technologies may be negatively affected.

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

If we fail to sustain and further build our intellectual property rights, competitors will be able to take advantage of our research and development efforts to develop competing products. If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. Protagenic has obtained worldwide exclusive rights to PT00114 and related technology that was developed at UT. The Company currently has four patents issued by the Governments of the United States, Canada, European Union and Australia. As of December 31, 2022, we have four patents issued by the Governments of the United States, Canada, European Union (validated in Germany, France and Great Britain) and Australia on our original platform technology. The patent applications were made in the name of Dr. David A. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT. We have three further issued patents and ten pending patent applications in related technology that the company has rights in or own.

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

On April 5, 2022, the Nasdaq Staff notified us that we did not comply with the minimum $1.00 per share bid price requirement for continued listing, as set forth in Nasdaq Listing Rule 5550(a)(2), and we had 180 calendar days, or until October 3, 2022, to regain compliance. The closing bid price of our securities must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance. In September 2022, Nasdaq extended the timeframe by another six months, giving us until April 4, 2023 to comply.

On March 22, 2023, the company underwent a 1-for-4 reverse stock split, to exceed the $1.00 per share minimum bid price and preserving our listing on Nasdaq.

In the future, if we are unable to maintain compliance with the minimum closing bid price requirement, or if we fail to meet any of the other continued listing requirements, including stockholder equity requirements, our securities may be delisted from Nasdaq, which could reduce the liquidity of our common stock materially and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Such a delisting likely would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

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

Management has concluded that, during the year-ended December 31, 2022, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes and some of these issuances may be at a price (or exercise prices) below the price at which shares of our common stock is currently quoted on the NASDAQ Capital Market. The future issuance of any such additional shares of common stock may create downward pressure on the trading price of our common stock.

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

Item 3. Legal Proceedings.

From time to time we may be named in claims arising in the ordinary course of business. As of December 31, 2022, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition, and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently available for trading in the over-the-counter market and is quoted on the Nasdaq Capital Market under the symbol “PTIX.” There has been very limited market for our common stock and trading volume has been negligible. There is no guarantee that an active trading market will develop in our common stock. The following table sets forth, for the periods indicated and as reported on the Nasdaq Capital Market, the high and low bid prices for our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low

2021(1)
First Quarter (1)	$28.00	$4.20
Second Quarter (1)	$27.00	$7.36
Third Quarter (1)	$11.88	$6.20
Fourth Quarter (1)	$9.40	$5.32

2022(1)
First Quarter (1)	$5.80	$3.20
Second Quarter (1)	$3.68	$2.60
Third Quarter (1)	$3.20	$2.28
Fourth Quarter (1)	$2.60	$1.40

(1)	The high and low bid prices for this quarter were reported by the Nasdaq Capital Market. There was negligible trading volume during this period.

Holders

As of March 31, 2023, there are approximately 3,000 record holders of our common stock and zero holders of our Series B Preferred Stock.

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

Recent Sales of Unregistered Securities

During the year December 31, 2022, $94,985 in principal and interest were converted to 18,912 shares of the Company’s common stock.

Item 6. [Reserved]

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

During the year ended December 31, 2022, we incurred a loss from operations of $3,557,788 as compared to $4,140,413 for the year ended December 31, 2021. The decrease in the loss is due to an increase in research and development expense of $452,449 from $1,136,790 for the year ended December 31, 2021 to $1,589,239 for the year ended December 31, 2022, and a decrease in general and administrative expenses of $1,035,074 from $3,003,623 for the year ended December 31, 2021 to $1,968,549 for the year ended December 31, 2022. The increase in research and development expense is due to additional cost related to the Company’s continued research and development efforts. The decrease in general and administrative expenses was due to lower stock compensation expense in the current year.

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

In April 2021, we completed a public offering of our securities and uplisted to the Nasdaq Capital Market (the “Offering”). Pursuant to the Offering, we issued and sold 795,000 units at a public offering price of $16.60 Each unit consisted of one share of our common stock and one warrant, for a total of 795,000 shares of our common stock and 795,000 warrants to purchase up to an aggregate 795,000 shares of our common stock. Each warrant is exercisable to purchase one share of common stock at an exercise price of $19.92 per share (120% of the public offering price of the unit). The warrants are exercisable at any time from the date of issuance through the fifth anniversary of the date of issuance. The aggregate net proceeds received by the Company from the Offering (before expenses) were $12.1 million. Upon the pricing of the Offering, our common stock was approved for listing on The Nasdaq Capital Market and commenced trading under the ticker symbol “PTIX”. At this time, our warrants were also approved for listing and commenced trading under the ticker symbol “PTIXW”.

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

Operating activities used $1,993,814 and $2,798,614 in cash for the years ended December 31, 2022 and 2021, respectively. The use of cash in operating activities during the year ended December 31, 2022, primarily comprised of $3,555,505 net loss, $864,681 in stock compensation expense, a decrease in prepaid expenses and other current assets of $631,728, amortization of debt discount of $110,797, and a $91,596 decrease of accounts payable and accrued expenses, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $1,596,974 and used $9,909,601 in cash for the years ended December 31, 2022 and 2021, respectively. The cash provided by investing activities during the year ended December 31, 2022 consisted of $1,632,901 from the sale of marketable securities and ($34,122) in the purchase of marketable securities.

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of December 31, 2022, we had cash of $215,189 and working capital of $6,915,783.

We anticipate that losses will continue for the foreseeable future. Based on our current operating plans, we believe that our cash resources will be sufficient to fund its operations until approximately the end of the third quarter of 2024. In order to continue our operations beyond our forecasted runway we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

Contractual Obligations

The following table sets forth certain information concerning the future contractual obligations under our convertible notes at December 31, 2022.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term PIK convertible notes payable	$230,000	$230,000	$-	$-	$-
Long-Term PIK convertible notes payable– Related Party	$200,000	$200,000	$-	$-	$-
Total	$430,000	$430,000	$-	$-	$-

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

If we are able to successfully develop our drug, PT00114, and obtain FDA approval, we could then begin marketing and selling it in the United States and generate revenue. FDA approval to begin commercial sales is the singular gating item that will allow us to begin generating sales revenue in the U.S., so it will have an enormous impact on our business plan and our financial condition. It is anticipated that the sale of our drug will allow the Company to generate enough sales revenue to support all of our operations and to generate a profit. However, given the stage of development, even if FDA Approval is obtained, we do not anticipate generating any revenue from sales prior to 2026.

Development Milestones Currently Anticipated

Recent communications with the U.S. FDA has resulted in following revised guidance for clinical timelines.

●	The Company in the process of refiling its IND application for PT00114 addressing the questions raised by regulators.

●	Anticipate Q3 2023: Initiation of Phase I/IIa study for PT00114

Human Resources (current state of employees)

The Company has two part-time employees: Garo H. Armen, PhD, the Executive Chairman, and Alexander K. Arrow, MD, the Chief Financial Officer, and one full-time employee, Lauren Mueller, PhD, a Senior Research Scientist. The Company also has six paid consultants: Andrew Slee, PhD, Chief Operating Officer, Robert S. Stein, MD, PhD, Chief Medical Officer, Dalia Barsyte, PhD, Scientific Advisor, David Lovejoy, PhD, Scientific Advisor, and Zack Armen, Strategic Advisor.

Financing Activities

Financing activities provided $0 and $12,577,664 in cash for the years ended December 31, 2022 and 2021, respectively. The cash provided by financing consisted of $100,000 in proceeds from convertible notes, ($100,000) from the repayment of convertible notes, $327,125 from the exercise of warrants, $542,500 from the exercise of options, and $11,708,039 from the sale of shares and warrants, net of offering costs, for the year ended December 31, 2021.

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

COVID-19

On January 30, 2020, the World Health Organization declared the COVID-19 novel coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The COVID-19 coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the financial impact will be to the Company, it is reasonably possible that future capital raising efforts and additional development of our technologies may be negatively affected.

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

As of December 31, 2022, management has completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of GAAP. Management identified the following material weaknesses and concluded that the internal controls over financial reporting were not effective.

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

During the quarter ended December 31, 2022, the Company analyzed and documenting accounting policies and procedures. In addition, management implemented certain policies and procedures but concluded that material weaknesses still exist and that such controls are not effective under the COSO framework. These material weaknesses could result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

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

(c) Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days, or until October 3, 2022, to regain compliance with Rule 5550(a)(2). On October 4, 2022, we received a letter from Nasdaq notifying us that we had been granted the Second 180 Day Compliance Period or until April 5, 2022, to regain compliance with the minimum $1.00 bid price per share requirement of the Rule. On March 22, 2023, the company underwent a 1-for-4 reverse stock split, to exceed the $1.00 per share minimum bid price and preserve our listing on Nasdaq.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

[Not applicable].

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information with respect to our executive officers and directors.

Name	Age	Position(s)
Garo H. Armen	70	Executive Chairman of the Board of Directors
Alexander K. Arrow	52	Chief Financial Officer
Robert B. Stein	72	Director, Chief Medical Officer
Andrew Slee	73	Chief Operating Officer
Khalil Barrage	58	Director
Timothy Wright	65	Director
Brian Corvese	65	Director
Jennifer Buell	48	Director

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

Timothy Wright, Director, Mr. Wright is the Chief Executive Officer of MiMedX Group, Inc., a position that he has held since May 2019. MiMedX is an advanced wound care and emerging therapeutic biologics company. Mr. Wright also currently serves on the board of directors of Agenus Inc., which he has served on since 2006. Mr. Wright also serves as a Partner at Signal Hill Advisors, LLC, a position he has held since February 2011. In addition, Mr. Wright serves as Chairman of The Ohio State University Comprehensive Cancer Center Drug Development Institute and Director of the Ohio State University Innovation Foundation. Mr. Wright previously held several executive roles at Covidien (now Medtronic), Teva Pharmaceuticals Industries Ltd., DuPont Merck, Elan Bio-Pharmaceuticals, M2Gen Corp. and Curaxis Pharmaceuticals Corporation. As our Lead Director, Mr. Wright brings 30 years of experience on boards of companies in North America, Europe, Asia and Japan.

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

Former Voting Agreement

On February 12, 2016, the Company and certain of its stockholders (then representing approximately 43% of the Company’s issued and outstanding common stock), including Drs. Armen, Arrow and former director Mr. Greg Ekizian and former shareholder Strategic Bio Partners, LLC, entered into a voting agreement whereby these stockholders agreed to vote in favor of setting and maintaining the size of the Board at five directors (unless increased by the Board), the election of one director designated by Strategic Bio Partners, LLC (Mr. Silverman) and the election of four directors designated by Dr. Armen (so long as Dr. Armen is an officer or director of the Company). The voting agreement terminated on February 12, 2019.

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

Audit Committee. The Audit Committee will oversee and monitor our financial reporting process and internal control system, review and evaluate the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee will be directly responsible for the appointment, compensation and oversight of the work of our registered independent public accountants. The Audit Committee will review and approve all transactions with affiliated parties. The Audit Committee shall be comprised on two or more independent directors who shall be appointed annually and subject to removal by the Board at any time. Each member of the Audit Committee shall meet the independence requirements of The NASDAQ Stock Market, LLC, and SEC regulations, as well as any other applicable requirements. Messrs. Corvese (Committee Chairperson), Wright, and Barrage comprise the Audit Committee, each of whom meets the independence requirements. In addition, the Board also designated Brian Corvese as an “audit committee financial expert,” as that term is defined by the NSADAQ Listing Rules and SEC regulations.

Compensation Committee. The Compensation Committee will provide advice and make recommendations to the board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee will also review the compensation of our President, Chief Executive Officer, and other officers and make recommendations in that regard to the board as a whole. The Compensation Committee shall be comprised on three or more directors who shall be appointed annually and subject to removal by the Board at any time. The Compensation Committee must have at least two members, and must consist solely of independent directors. Messrs. Barrage, Corvese, and Wright comprise the Compensation Committee and are all independent.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will nominate individuals to be elected to the full board by our stockholders. The Nominating and Corporate Governance Committee will determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stockholders. The Compensation Committee shall be comprised on three or more directors who shall be appointed annually and subject to removal by the Board at any time. Each member of the Nominating and Corporate Governance Committee may or may not meet the independence requirements of The NASDAQ Stock Market, LLC and SEC regulations. Messrs. Wright (Committee Chairperson), and Drs. Armen and Stein comprise the Nominating and Corporate Governance Committee.

Science Committee. The Science Committee will meet regularly to review the strategic direction being taken by Management with respect to developing the Company’s scientific assets. A key function of the Science Committee is to ensure that the Company is targeting disease indications for its drug candidates that take full advantage of the drug candidates’ potential, within the constraints of the working capital available to the Company. This process is expected to continually necessitate difficult choices concerning how many disease targets to pursue. The Science Committee will be directly responsible for the appointment, compensation and oversight of the Company’s top scientific staff. The Science Committee will review and approve all major contractual agreements with contract research organizations. The Science Committee shall be comprised on two or more directors who shall be appointed annually and subject to removal by the Board at any time. Drs. Stein (Committee Chairperson) and Armen comprise the Science Committee.

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

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for fiscal years ended December 31, 2022 and 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Garo H. Armen,	2022	0	0	0	$0	0	0	0	$0
Chairman	2021	0	0	0	$0	0	0	0	$0

Alexander K. Arrow,	2022	$150,000	$0	$0	$0	$0	$0	0	$150,000
Chief Financial Officer	2021	$136,538	$0	$0	$0	$0	$0	0	$136,538,

Employment Arrangements with Officers and Directors

Dr. Alexander Arrow, our Chief Financial Officer, receives base compensation of $150,000 per year for his part-time work for us, an increase from the $125,000 he received until July 1, 2021, except for an 18-month period from February 2019 through August 2020 during which he received zero cash salary and three grants totaling 88,541 options in lieu of cash salary. From 2016 through 2020, cumulatively, Dr. Arrow received 25,000 options under the 2006 Plan and three grants totaling 335,000 incentive options in the aggregate under the 2016 plan with exercise prices of $5.00 and $7.00 per share. The terms of Dr. Arrow’s option grants include full vesting acceleration upon a change of control.

Consulting Agreements

Andrew Slee, PhD, Chief Operating Officer. In December 2020, we entered into a consulting agreement with Dr. Slee to act as our Chief Operating Officer. We granted Dr. Slee (i) 25,000 options on April 15, 2016, at an exercise price of $5.00 per option, (ii) 18,750 options on October 16, 2017, at an exercise price of $7.00 per option, (iii) 18,750 options on July 18, 2020, at an exercise price of $5.00 per option, (iv) 37,500 options on February 13, 2020, at an exercise price of $7.00 per option, and (v) 12,500 options on February 25, 2021, at an exercise price of $22.40.

Dalia Barsyte PhD, Scientific Advisor. Our subsidiary, Protagenic Therapeutics Canada (2006) Inc., entered into a consulting agreement with Dr. Dalia Barsyte. Dr. Barsyte is responsible for overseeing i) design and development of ELISA assays for measuring TCAP, ii) evaluation of TCAP exposure biomarker assay, iii) development of pipeline peptides, iv) development of clinically compatible formulations for TCAP, as well as all of the bench research and development of formulation and extraction methods. Her consulting agreement is effective through December 2017. She is compensated at the rate of up to $3,000 (Canadian) per month, if she works at least 20 hours on behalf of the Company. As well, we have granted Dr. Barsyte 2,500 shares of our common stock and ten-year options to purchase 37,500 shares of our common stock. Options to purchase 25,000 shares of common stock, at an exercise price of $4.00 per share, have fully vested; the options to purchase the remaining 12,500 shares of common stock, at an exercise price of $5.00 per share, vested in March 2016. On October 16, 2017, we granted Dr. Barsyte another ten-year option to purchase 5,000 shares of our common stock at an exercise price of $7.00 per share. On February 13, 2020, we granted Dr. Barsyte ten-year option to purchase 2,500 shares of our common stock at an exercise price of $7.00 per share.

Robert B. Stein, PhD, MD, Director, Chief Medical Officer. We entered into a consulting agreement with Dr. Stein effective January 2015, and amended and restated this consulting agreement in December 2020 to appoint Dr. Stein as our Chief Medical Officer. Dr. Stein is responsible for providing us with technical and advisory services related to our research and development efforts. On January 23, 2015, we granted Dr. Stein ten-year options to purchase 50,000 shares of our common stock, at an exercise price of $5.00 per share (the “January Options”). The January Options are fully vested. We granted Dr. Stein (i) 10,000 options on April 15, 2016, at an exercise price of $5.00 per option, (ii) 50,000 options on October 16, 2017, at an exercise price of $7.00 per option, (iii) 37,500 options on February 13, 2020, at an exercise price of $5.00 per option, and (iv) 12,500 options on February 25, 2021, at an exercise price of $22.40 per option.

Jennifer Buell, PhD, Clinical and Regulatory Development Advisor. We entered into a consulting agreement with Dr. Buell effective February 2021, providing for her to do three things: (1) advise the Company’s clinical and regulatory development plan to support the Company’s lead product candidate, PT00114, in support of an IND application to the U.S. Food and Drug Administration and demonstration of safety and clinical activity in early phase clinical trials, (2) develop a panel of experts to prepare a clinical development plan and operational plan that would enable the evaluation of safety and clinical activity of the companies lead therapeutic, PT00114, and (3) determine the fastest development pathway of PT00114 in four key indications as defined by the Company Management. We granted Dr. Buell 50,000 nonstatutory stock options (“NSOs”) on February 25, 2021 at an exercise price of $22.40 per share, and 36,250 options on July 18, 2020 at an exercise price of $7.00 per share.

Mark Berg, Strategic Advisor. We entered into a consulting agreement with Mr. Berg effective January 2022, providing for him to provide strategic consulting services to the company, none of which involves direct contact with investors. We granted Mr. Berg 12,500 nonstatutory stock options (“NSOs”) on January 26, 2022 at an exercise price of $4.84 per share.

Director Compensation

During fiscal year 2021 we issued 50,000 options with an exercise price of $22.40 to Dr. Buell for her services on the Board.

Going forward, on April 15 of each fiscal year, we plan to grant each non-employee director an option under the 2016 Plan to purchase 10,000 shares of common stock, as well as an option to purchase 1,250 shares for each committee which they chair. No additional options shall be granted for serving on a committee without being its chair. All options will be granted at fair market value, as defined in the 2016 Plan, on the date of grant, and will vest over a three-year period in equal monthly installments. Vesting will accelerate in certain circumstances, such as a change of control of the Company, and unvested options will terminate upon the cessation of an individual’s service to us as a director.

Non-employee directors may be reimbursed for their reasonable expenses in attending Board and committee meetings.

We entered into an amended and restated consulting agreement during fiscal year 2020 with Robert B. Stein, PhD, MD, under which we issued 137,500 options on February 13, 2020, at an exercise price of $5.00 per option. During fiscal year 2021 with Robert B. Stein, PhD, MD, under which we issued 12,500 options on February 20, 2021, at an exercise price of $22.40 per option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

Equity Compensation Plan Information

Plan category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,894,624	$10.54	48,719

Equity compensation plans not approved by security holders	0	0	0

Total	2,894,624	$10.54	48,719

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

Shares Subject to the 2016 Plan. The aggregate number of shares of common stock proposed to be available for issuance in connection with options and awards granted under the 2016 Plan is 750,000 shares. Incentive Stock Options may, but need not be, granted with respect to all of the shares available for issuance under the 2016 Plan; provided, however, that the maximum aggregate number of shares of common stock which may be issued in respect of Incentive Stock Options (after giving effect to any increases pursuant to the “evergreen” provisions of the 2016 Plan discussed below) shall not exceed 1,500,000 shares, subject to adjustment in the event of stock, splits and similar transactions. If any award granted under the 2016 Plan payable in shares of common stock is forfeited, cancelled, or returned for failure to satisfy vesting requirements, otherwise terminates without payment being made, or if shares of common stock are withheld to cover withholding taxes on options or other awards, the number of shares of common stock as to which such option or award was forfeited, or which were withheld, will be available for future grants under the 2016 Plan.

In addition, the 2016 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2016 Plan on January 1 of each year during the period beginning January 1, 2017, and ending on (and including) January 1, 2026. The annual increase in the number of shares shall be equal to (i) five point five percent (5.5%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) with respect to shares of common stock which may be issued under the 2016 Plan other than in respect to Incentive Stock Options, the difference between (x) eighteen percent (18%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the 2016 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards) if such amount is greater than the amount determined in (i) immediately above; provided, however, that our Board may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of common stock than would otherwise occur. On January 1, 2017, 2019, and 2020, each year 141,095 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. On January 1, 2021, 142,457 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. On January 1, 2022, 184,260 additional shares of common stock are available for issuance under the 2016 Plan as a result of operation of the evergreen provision: (a) 141,070 shares resulting from operation of the evergreen provision in 2019, which were never previously registered and (b) 43,191 shares resulting from operation of the evergreen provision in 2022.

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

With respect to awards intended to be performance-based compensation under Section 162(m) of the Code, no participant of the 2016 Plan may receive in any one fiscal year (a) options or stock appreciation rights relating to more than 250,000 shares of our common stock, and (b) stock units, restricted shares, performance shares, performance units or other stock-based awards that are denominated in shares of common stock relating to more than 250,000 shares of our common stock in the aggregate. The maximum dollar value payable to any participant for a fiscal year of the Company with respect to stock units, performance units or incentive bonus awards or other stock-based awards that may be settled in cash or other property (other than common stock) is $1,500,000.

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

Option Grants and Stock Awards

As of December 31, 2022, we had outstanding stock options to purchase 1,357,466 shares at an average exercise price of approximately $7.39 per share. Included in the total outstanding stock options were 0 stock options granted under the 2006 Plan in 2022 and 12,500 nonqualified stock options granted under the 2016 Plan in 2022 to our executive officers and others at an exercise price of $4.84 per share.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2022.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Garo H. Armen (1)	125,000	-	$5.00	April 15, 2026

Garo H. Armen (2)	62,500	-	$7.00	October 16, 2027

Garo H. Armen (3)	41,667	33,333	$7.00	February 13, 2030

Alexander K. Arrow (4)	25,000	-	$5.00	February 12, 2026

Alexander K. Arrow (4)	35,000	-	$5.00	April 15, 2026

Alexander K. Arrow (5)	18,750	-	$7.00	October 16, 2027

Alexander K. Arrow (6)	10,417	-	$5.00	February 1, 2029

Alexander K. Arrow (7)	16,667	13,333	$7.00	February 13, 2030

Alexander K. Arrow (8)	46,874	-	$7.00	February 13, 2030

Alexander K. Arrow (9)	31,250	-	$7.00	July 18, 2030

Andrew Slee (10)	25,000	-	$5.00	April 15, 2026

Andrew Slee (11)	18,750	-	$7.00	October 16, 2027

Andrew Slee (12)	21,875	15,625	$7.00	February 13, 2030

Andrew Slee (13)	12,500	6,250	$5.00	July 18, 2030

Andrew Slee (14)	9,896	2,604	$22.60	February 25, 2031

Robert B. Stein (15)	50,000	-	$5.00	January 22, 2025

Robert B. Stein (16)	10,000	-	$5.00	April 15, 2026

Robert B. Stein (17)	50,000	-	$7.00	October 16, 2027

Robert B. Stein (18)	37,500	-	$7.00	February 13, 2030

Robert B. Stein (19)	9,896	2,604	$22.40	February 25, 2031

(1)	Dr. Armen was granted a 125,000 share option grant on April 15, 2016

(2)	Dr. Armen was granted a 62,500 share option grant on October 16, 2017.

(3)	Dr. Armen was granted a 75,000 share option grant on February 13, 2020.

(4)	Dr. Arrow was granted a 25,000 share option grant on February 12, 2016, and a 35,000 share option grant on April 15, 2016

(5)	Dr. Arrow was granted a 18,750 share option grant on October 16, 2017.

(6)	Dr. Arrow was granted a 10,417 share option grant on February 1, 2019.

(7)	Dr. Arrow was granted a 30,000 share option grant on February 13, 2020.

(8)	Dr. Arrow was granted a 46,874 share option grant on February 13, 2020.

(9)	Dr. Arrow was granted a 31,250 share option grant on July 18, 2020.

(10)	Dr. Slee was granted a 25,000 shares option grant on April 15, 2016.

(11)	Dr. Slee was granted a 18,750 shares option grant on October 16, 2017.

(12)	Dr. Slee was granted a 37,500 shares option grant on February 13, 2020.

(13)	Dr. Slee was granted a 18,750 shares option grant on July 18, 2020.

(14)	Dr. Slee was granted a 12,500 shares option grant on February 25, 2021.

(15)	Dr. Stein was granted a 50,000 shares option grant on January 22, 2015.

(16)	Dr. Stein was granted a 10,000 shares option grant on April 15, 2016.

(17)	Dr. Stein was granted a 50,000 shares option grant on October 16, 2017.

(18)	Dr. Stein was granted a 37,500 shares option grant on February 13, 2020.

(19)	Dr. Stein was granted a 12,500 shares option grant on February 25, 2021.

For Drs. Armen and Arrow, following a qualified Change of Control, a resignation for Good Reason, or an involuntary termination other than For Cause, 100% of the executives’ then-unvested options shall become immediately vested.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 26, 2023, unless otherwise indicated, by (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) each director of the Company, (3) the Company’s current executive officers, and (4) all current directors and executive officers of the Company as a group. The persons and entities named in the table have sole voting and investment power with respect to all such shares owned by them, unless otherwise indicated.

Name and address of Beneficial Owner*	Amount and Nature of Beneficial Ownership		Percent of Class

Garo H. Armen(1)	1,239,331	(2)	26%

Robert B. Stein(1)	154,5315	(3)	3%

Khalil Barrage(1)	187,500	(4)	4%

Alexander K. Arrow(1)	197,291	(5)	4%

Larry N. Feinberg	75,000	(6)	2%

Brian J. Corvese(1)	53,750	(7)	1%

David A. Lovejoy	105,929	(8)	2%

Jennifer Buell(1)	55,860	(9)	1%

Andrew Slee(1)	92,578	(10)	2%

All directors and executive officers as a group (7 persons)	1,980,840	(11)	36%

* Address for each party listed in the above table is c/o Protagenic Therapeutics, Inc., 149 Fifth Avenue, Suite 500, New York, NY 10010.

(1) Executive officer and/or director.

(2) Includes warrants to purchase 238,342 shares of common stock at an exercise price of approximately $4.00 per share. Includes 675,989 shares held in the name of Dr. Armen and 62,500 shares held in the name of the Garo H. Armen IRA, as to which Dr. Armen has sole voting and dispositive power. Also includes options to purchase 262,500 shares of common stock at an exercise price of $5.00 or $7.00 per share.

(3) Represents options to purchase 154,531 shares of common stock at an exercise price of $5.00, $7.00, or $22.40 per share. Does not include options to purchase 5,469 shares that are not exercisable within 60 days of the date of this report.

(4) Includes 102,500 shares of common stock and options to purchase 45,000 shares of common stock at an exercise price of $14.60 per share. Also includes convertible note of $200,000 that converts at $5.00 per share for a total of 40,000 shares of common stock.

(5) Includes options to purchase 197,291 shares of common stock at an exercise price of $4.00, $5.00 or $7.00 per share.

(6) Includes warrants to purchase 75,000 shares of common stock at an exercise price of $4.00 per share.

(7) Includes options to purchase 53,750 shares of common stock at an exercise price of $7.00 per share.

(8) Includes options to purchase 105,929 shares of common stock in the aggregate with an exercise price ranging from $4.00 to $5.00 per share. Does not include options to purchase 1,146 shares of common stock that are not exercisable within 60 days of the date of this report.

(9) Includes options to purchase 55,859 shares of common stock at an exercise price of $7.00 or $22.40 per share. Does not include options to purchase 30,391 shares of common stock that are not exercisable within 60 days of the date of this report.

(10) Includes options to purchase 92,578 shares of common stock at an exercise price of $5.00, $7.00, or $22.40 per share. Does not include options to purchase 19,922 shares of common stock that are not exercisable within 60 days of the date of this report.

(11) Includes warrants to purchase 238,342 shares of common stock and options to purchase 861,509 shares of common stock. Also includes convertible notes of $200,000 that converts at $5.00 per share for a total of 40,000 shares of common stock.

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

Zack Armen

During the latter part of 2018 and the first quarter of 2019, Zack Armen, the son of our Executive Chairman, Garo H. Armen, Ph.D., assisted us in the development of slide deck presentations and summaries, video editing, and forecasting and market size projections that were incorporated into presentations to investors and others. We have included these presentations in various Current Reports on Form 8-K which we filed with the Securities and Exchange Commission. On June 17, 2019, the Compensation and Audit Committees of the Board authorized the issuance to Mr. Zack Armen of 6,250 stock options under the 2016 Plan in consideration for his services. These options vested in their entirety on issuance, have a ten-year term and are exercisable at a price of $7.00 per share. On February 21, 2020 Mr. Zack Armen was also issued an additional 12,500 stock options that vest over 48 months and are exercisable at a price of $7.00 per share. On July 18, 2020 Mr. Zack Armen was also issued an additional 7,500 stock options that vest over 48 months and are exercisable at a price of $7.00 per share.

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

We believe that Messrs. Barrage, Corvese, Wright, and Dr. Buell are each an “independent” director as that term is defined by the NASDAQ Stock Market, Inc. Marketplace Rules and SEC Regulations. In addition, the Board also designated Brian Corvese as an “audit committee financial expert,” as that term is defined by the NASDAQ Listing Rules and SEC regulations.

With regard to Mr. Wright’s independent status, the Board considered the fact that he is a current CEO of a publicly-traded biopharmaceutical company (MiMedX Group, Inc.) and that he is as a Partner at an investment firm (Signal Hill Advisors, LLC). He also serves on the Board of Directors of Agenus, Inc., a publicly-traded company for which Dr. Armen is the Chaiman and CEO.

With regard to Mr. Corvese’s independent status, the Board considered the fact that he has no business relationship with the Company.

With regard to Mr. Barrage’s independent status, the Board considered the fact that he has no business relationship with the Company.

With regard to Dr. Buell’s independent status, the Board considered the fact that she has no business relationship with the Company except her consulting role assisting with clinical trial design and that she reports to Dr. Armen in the course of her primary roles, as president of Agenus, Inc and MiNK Therapeutics, Inc, and is therefore not considered “independent.”.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees for services provided and reasonably expected to be billed by Malone Bailey LLP. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2022 and 2021.

	Fiscal Year 2022	Fiscal Year 2021
Audit fees	$85,000	$68,000
Audit-related fees	$-	$62,750
Tax Fees	$-	$-
All other fees	$-	$-

Total	$85,000	$130,750

Audit Fees: For the fiscal years ended December 31, 2022 and 2021, the aggregate audit fees billed by our independent auditors were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Audit-Related Fees: Audit-related fees are for assurance and other activities not explicitly related to the audit of our financial statements.

Tax Fees: For the fiscal years ended December 31, 2022 and 2021, there were no tax fees, respectively.

All Other Fees: For the fiscal years ended December 31, 2022 and 2021, there were $0 and $0, respectively

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

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining MaloneBailey, LLP’s independence and has determined that such services for fiscal years 2022 and 2021, respectively, were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

PROTAGENIC THERAPEUTICS, INC.

Date:	March 31, 2023	By:	/s/ Garo H. Armen
Garo H. Armen
Chairman (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Garo H. Armen	Director and Chairman of the Board	March 31, 2023
Garo H. Armen	(Principal Executive Officer)

/s/ Alexander K. Arrow	Chief Financial Officer	March 31, 2023
Alexander K. Arrow	(Principal Financial Officer)

/s/ Robert B. Stein	Director	March 31, 2023
Robert B. Stein

/s/ Khalil Barrage	Director	March 31, 2023
Khalil Barrage

/s/ Brian J. Corvese	Director	March 31, 2023
Brian J. Corvese

/s/ Timothy Wright	Director	March 31, 2023
Timothy Wright

/s/ Jennifer Buell	Director	March 31, 2023
Jennifer Buell

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Protagenic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protagenic Therapeutics, Inc. and its subsidiary (collectively the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
March 31, 2023

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS

Cash	$215,189	$541,171
Marketable securities	7,763,517	9,830,085
Prepaid expenses	56,939	688,667

TOTAL CURRENT ASSETS	8,035,645	11,059,923

Equipment - net	1,775	-

TOTAL ASSETS	$8,037,420	$11,059,923

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$669,704	$499,535
Accounts payable and accrued expenses - related party	105,928	300,000
PIK convertible notes payable, net of debt discount	150,591	-
PIK convertible notes payable, net of debt discount - related parties	193,639	-

TOTAL CURRENT LIABILITIES	1,119,862	799,535

PIK convertible notes payable, net of debt discount	-	132,284
PIK convertible notes payable, net of debt discount - related parties	-	186,149

TOTAL LIABILITIES	1,119,862	1,117,968

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; none shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value;18,000,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2022, and December 31, 2021	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 4,321,315 and 4,302,403 shares issued and outstanding at December 31, 2022, and December 31, 2021	434	432
Additional paid-in-capital	33,371,406	32,411,742
Accumulated deficit	(25,777,375)	(22,221,870)
Accumulated other comprehensive loss	(676,907)	(248,349)

TOTAL STOCKHOLDERS’ EQUITY	6,917,558	9,941,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,037,420	$11,059,923

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2022	2021
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	$1,589,239	$1,136,790
General and administrative	1,968,549	3,003,623

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	3,557,788	4,140,413

LOSS FROM OPERATIONS	(3,557,788)	(4,140,413)

OTHER (EXPENSE) INCOME

Interest income	185,790	33,207
Interest expense	(137,456)	(4,96,912)
Realized loss on marketable securities	(46,051)	(2,486)
Change in fair value of derivative liability	-	83,670

TOTAL OTHER INCOME (EXPENSES)	2,283	(382,521)

LOSS BEFORE TAX	(3,555,505)	(4,522,934)

INCOME TAX EXPENSE	-	-

NET LOSS	$(3,555,505)	$(4,522,934)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized loss on marketable securities	(421,738)	(77,029)
Foreign exchange translation income (loss)	(6,820)	266

TOTAL COMPREHENSIVE LOSS	$(3,984,063)	$(4,599,697)

Net loss per common share - Basic and Diluted	$(0.82)	$(1.24)

Weighted average common shares - Basic and Diluted	4,317,875	3,685,206

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2022 and 2021

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

BALANCE -December 31, 2020	872,766	$1	2,590,120	$260	$16,720,525	$(17,698,936)	$(171,586)	$(1,149,736)

Foreign currency translation gain	-	-	-	-	-	-	266	266
Unrealized gain on marketable securities	-	-	-	-	-	-	(77,029)	(77,029)
Stock compensation - stock options	-	-	-	-	1,518,756	-	-	1,518,756
Exercise of options	-	-	92,500	9	542,491	-	-	542,500
Exercise of warrants	-	-	269,170	27	327,098	-	-	327,125
Issuance of shares and warrants from offering, net of offering costs	-	-	795,000	80	11,707,959	-	-	11,708,039
Conversion of preferred stock	(872,766)	(1)	218,192	22	(21)	-	-	-
Conversion of notes and interest	-	-	317,546	32	1,594,936	-	-	1,594,968
Stock issued for underwriter	-	-	19,875	2	(2)	-	-	-

Net loss	-	-	-	-	-	(4,522,934)	-	(4,522,934)

BALANCE -December 31, 2021	-	$-	4,302,403	$432	$32,411,742	$(22,221,870)	$(248,349)	$9,941,955

Foreign currency translation gain	-	-	-	-	-	-	(6,820)	(6,820)
Unrealized gain on marketable securities	-	-	-	-	-	-	(421,738)	(421,738)
Stock compensation - stock options	-	-	-	-	844,248	-	-	844,248
Stock compensation - warrants	-	-	-	-	20,433	-	-	20,433
Conversion of notes and interest	-	-	18,912	2	94,893	-	-	94,985

Net loss	-	-	-	-	-	(3,555,505)	-	(3,555,505)

BALANCE -December 31, 2022	-	$-	4,321,315	$434	$33,371,406	$(25,777,375)	$(676,907)	$6,917,558

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,555,505)	$(4,522,934)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	30	-
Stock-based compensation	864,681	1,518,756
Change in fair value of the derivative liability	-	(83,670)
Realized loss on sale of marketable securities	46,051	2,486
Amortization of debt discount	110,797	427,137
Changes in operating assets and liabilities
Prepaid expenses	631,728	(480,510)
Accounts payable and accrued expenses	(91,596)	340,121

NET CASH USED IN OPERATING ACTIVITIES	(1,993,814)	(2,798,614)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of marketable securities	1,632,901	485,946
Purchase of marketable securities	(34,122)	(10,395,547)
Purchase of fixed assets	(1,805)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,596,974	(9,909,601)

CASH FLOWS FROM FINANCING ACTIVITIES

Exercise of warrants for cash	-	327,125
Exercise of options for cash	-	542,500
Issuance of shares and warrants from offering, net of offering costs	-	11,708,039
Proceeds from notes payable	-	100,000
Repayment of notes payable	-	(100,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	12,577,664

Effect of exchange rate changes on cash	70,858	631

NET CHANGE IN CASH	(325,982)	(129,920)

CASH, BEGINNING OF THE PERIOD	541,171	671,091

CASH, END OF THE PERIOD	$215,189	$541,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for conversion of notes and interest	$94,985	$1,594,968
Unrealized loss on marketable securities	$421,738	$77,029

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. & SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Reverse Stock Split

On March 22, 2023, the Company effectuated a 1 for 4 reverse stock split (the “Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on March 22, 2023. There was no change to the number of authorized shares of the Company’s common stock. All share and per share information in these financial statements are adjusted to reflect the Reverse Split.

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

Based on its cash resources and positive working capital as of December 31, 2022, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2024. The positive working capital as of December 31, 2022 was due to funds raised by the Company from its equity offering during the year ended December 31, 2021. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2024. Because the Company has sufficient resources on hand to fund operations through the next twelve months from the date these consolidated financial statements are available to be issued, the Company believes that this alleviates the substantial doubt in connection with its ability to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the accounts of Protagenic Therapeutics, Inc., and its wholly owned Canadian subsidiary, PTI Canada. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the consolidated financial statements include valuation of stock options and warrants and assessment of deferred tax asset valuation allowance.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of December 31, 2022, the Company has bank balances that exceeds the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and December 31, 2021 the Company did not have any cash equivalents.

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

During the year ended December 31, 2022 the Company purchased $34,122 and sold $1,632,901 in marketable securities with a realized loss of $46,051 and an unrealized loss of $421,738. As of December 31, 2022 and December 31, 2021, the Company owned marketable securities with a total value of $7,763,517 and $9,830,085, respectively.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was not material for the year ended December 31, 2022.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2022.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$7,763,517	$7,763,517	$—	$—	$7,763,517

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2021.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$9,830,085	$9,830,085	$—	$—	$9,830,085

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

	Potentially Outstanding Dilutive Common Shares
	For the Years Ended December 31, 2022	For the Years Ended December 31, 2021

Conversion Feature Shares

Stock Options	1,357,466	1,380,215

Warrants	1,537,158	1,533,158

Convertible Notes	86,000	103,000

Total potentially outstanding dilutive common shares	2,980,624	3,016,373

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31, 2022	December 31, 2021

Accounting	$36,750	$68,151
Research and development	557,934	375,427
Legal	25,462	77,000
Other	155,486	278,957
Total	$775,632	$799,535

NOTE 5 – NOTE PAYABLE AND CONVERTIBLE NOTE PAYABLE (PIK NOTES)

Convertible Notes Payable

During the years ended December 31, 2022 and 2021, the Company amortized $110,797 and $333,400 of the debt discount, respectively. At December 31, 2022 and December 31, 2021, the Company had an unamortized debt discount of $79,409 and $182,716, respectively.

During the year ended December 31, 2022, a total of 18,912 shares of the Company’s common stock was issued for the conversion of notes and interest. A total of $85,000 in principal and $9,985 in accrued interest was converted.

As of December 31, 2022 and December 31, 2021, the Company owes $230,000 and $315,000 on the outstanding Convertible Notes, respectively. These convertible notes have a maturity date of November 6, 2023.

Convertible Notes Payable – Related Parties

During the years ended December 31, 2022 and 2021, the Company amortized $7,490 and $93,737 of the debt discount, respectively. At December 31, 2022 and December 31, 2021, the Company had an unamortized debt discount of $6,361 and $13,851, respectively.

As of December 31, 2022 and December 31, 2021, the Company owes $200,000 and $200,000 on the outstanding Convertible Notes, respectively. These convertible notes have a maturity date of November 6, 2023.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock

During the years ended December 31, 2022, the Company issued 18,911 shares of common stock for the conversion of notes and interest. (See Note 5).

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. Due to an annual “evergreen” provision in the 2016 Plan, the number of shares reserved for future grants was increased by 184,260 and 142,457 in 2022 and 2021, respectively. As a result of these increases, as of December 31, 2022 and December 31, 2021, the aggregate number of shares of common stock available for awards under the 2016 Plan was 1,543,872 shares and 1,359,612 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 1,357,466 options outstanding as of December 31, 2022. The fair value of each stock option granted during the year ended December 31, 2022 was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$4.84
Expected dividend yield	0%
Risk free interest rate	1.73%
Expected life in years	10
Expected volatility	146%

There were 1,380,216 options outstanding as of December 31, 2021. The fair value of each stock option granted was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$7.84-22.40
Expected dividend yield	0%
Risk free interest rate	0.81%-1.58%
Expected life in years	5-10
Expected volatility	147%-158%

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2020	1,399,466	$5.88	6.48
Granted	145,750	$19.08	9.12
Expired	(72,500)	$4.00	-
Exercised	(92,500)	$5.92	-
Outstanding December 31, 2021	1,380,216	$7.36	6.32
Granted	12,500	$4.84	9.02
Expired	(35,250)	$6.09	-
Exercised	-	$-	-
Outstanding December 31, 2022	1,357,466	$7.39	5.41

A summary of the status of the Company’s nonvested options as of December 31, 2022, and changes during the years ended December 31, 2022 and 2021, is presented below:

Nonvested Options	Options	Weighted-Average Exercise Price
Nonvested at December 31, 2020	215,708	$7.00
Granted	145,750	$19.08
Vested	158,875	$12.28
Forfeited	-	$-
Nonvested at December 31, 2021	202,583	$12.32
Granted	12,500	$4.84
Vested	(96,896)	$10.44
Forfeited	-	$-
Nonvested at December 31, 2022	118,187	$13.07

As of December 31, 2022, the Company had 1,357,466 shares issuable under options outstanding at a weighted average exercise price of $7.39 and an intrinsic value of $0.

The total number of options granted during the years ended December 31, 2022 and 2021 was 12,500 and 145,750, respectively. The exercise price for these options ranges from $4.84 to $22.40 per share.

The Company recognized compensation expense related to options issued of $844,248 and $1,518,756 for the years ended December 31, 2022 and 2021, respectively, in which $747,830 and $1,513,835 is included in general and administrative expenses and $96,418 and $4,921 in research and development expenses, respectively. For the years ended December 31, 2022 and 2021, $182,748 and $769,479 of the stock compensation was related to employees and $661,500 and $749,277 was related to non-employees, respectively.

As of December 31, 2022, the unamortized stock option expense was $1,342,673 with $8,566 being related to employees and $1,334,107 being related to non-employees. As of December 31, 2022, the weighted average period for the unamortized stock compensation to be recognized is 3.37 years.

On January 6, 2022, the Company issued a total of 12,500 options to purchase shares of the Company’s common stock to a consultant. These options had a grant date fair value of $68,614. These options have an exercise price of $4.84, a term of 10 years, and vest over four years.

Warrants:

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Warrants

Outstanding December 31, 2020	1,001,765	4.24	1.86
Granted	914,250	19.92	4.83
Expired	(37,562)	5.00	-
Exercised	(345,295)	4.52	-
Outstanding December 31, 2021	1,533,158	$13.52	3.15
Granted	4,000	5.00	4.02
Expired	-	-	-
Exercised	-	-	-
Outstanding December 31, 2022	1,537,158	$13.49	2.15

As of December 31, 2022, the Company had 1,537,158 shares issuable under warrants outstanding at a weighted average exercise price of $13.49 and an intrinsic value of $0.

The Company recognized compensation expense related to warrants issued of $20,433 and $0 during the years ended December 31, 2022 and 2021, respectively.

On January 6, 2022, the Company cancelled 4,000 options and replaced them with 4,000 warrants with a 5-year term and an exercise price of $5.00.

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

Prior to January 1, 2016, the University has been granted 6,250 stock options which are fully vested at the exercise price of $4.00 exercisable over a ten year period which ended on April 1, 2022. As of December 31, 2022, Dr. David Lovejoy of the University has been granted 138,325 stock options, of which 113,325 are fully vested and 25,000 have expired. These have an exercise price of $4.00, $5.00 or $7.00 and are exercisable over a period ranging from 10 to 13 years.

The sponsorship research and development expenses pertaining to the Research Agreements were $28,645 and $0 for the years ended December 31, 2022 and 2021, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the years ended December 31, 2022 and 2021 and therefore was not subject to paying any royalties.

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

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company accrued $300,000 in expenses related to these services during the year ended December 31, 2021. The Company accrued $105,928 in expenses related to these services during the year ended December 31, 2022. As of December 31, 2022, the balance on these accrued expenses is $105,928.

During the year ended December 31, 2022, the Company engaged CTC North, GmbH (“CTC”) to perform research and development services. CTC is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc, CTC’s parent company. The total commitment for this agreement is $1.3 million. For the year ended December 31, 2022, the Company has incurred a total of $105,801 in expenses related to this agreement. As of December 31, 2022, there is $0 owed to CTC in connection with this agreement.

NOTE 10 – INCOME TAXES

The components of loss before income taxes are as follows:

	2022	2021
Domestic	(3,522,834)	(4,522,862)
Foreign	(32,671)	(72)
Loss before income taxes	(3,555,505)	(4,522,934)

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2022 and 2021.

For the years ended December 31, 2022 and 2021, a reconciliation of the Company’s effective tax rate to the statutory U.S. Federal rate is as follows:

	2022	2021
Income taxes at Federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of Federal income tax effect	(8.8)%	(8.9)%
Perm difference	0.0%	0.0%
Foreign tax rate differential	(0.2)%	0.0%
Change in valuation allowance	30.0%	29.9%
Other	0.0%	0.0%
Income tax provision	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	2022	2021
U.S. net operating loss carryforwards	3,620,000	3,779,000
Stock compensation	1,931,000	1,672,000
Canadian Provincial income tax losses	7,000	(3,000)
Canadian Provincial scientific investment tax credits	-	(27,000)
	5,558,000	5,421,000
Valuation allowance	(5,558,000)	(5,421,000)
Net deferred tax assets	-	-

As of December 31, 2022 the Company had federal net operating loss carryforwards (“NOL”) of approximately $10.8 million. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The federal net operating losses generated prior to 2018 of $0.1 million will expire at various dates through 2037. As of December 31, 2022 and 2021, the Company had state and local net operating loss carryforwards of approximately $9,568,415 and $6,921,574, respectively, to reduce future state tax liabilities also through 2035.

As of December 31, 2022 and 2021, the Company had Canadian NOL of approximately $1,413,000 and $1,446,000, respectively. The Canadian losses expire in stages beginning in 2026. As of December 31, 2022 and 2021, the Company also has unclaimed Canadian federal scientific research and development investment tax credits, which are available to reduce future federal taxes payable of approximately $0 and $0 respectively.

As a result of losses and uncertainty of future profit, the net deferred tax asset has been fully reserved. The net change in the valuation allowance during the years ended December 31, 2022 and 2021 was an increase of $137,000 and $1,300,000, respectively.

Foreign earnings are assumed to be permanently reinvested. U.S. Federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The Company recognizes interest and penalties related to uncertain tax positions in selling, general and administrative expenses. The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2022 and 2021.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2017.

