Form 10-K/A
period 2022-12-31
Protagenic Therapeutics, Inc.\new
filed 2023-04-17
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-51353

Protagenic Therapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	06-1390025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Fifth Ave, Suite 500

New York, New York 10010

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 994-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Securities Registered	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	PTIX	Nasdaq Capital Market
Common Stock Purchase Warrant	PTIXW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, based on a closing price as reported on the Nasdaq Capital Market of $0.724 was approximately $12,514,529.

As of March 31, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 4,321,445.

Audit Firm ID	Auditor Name	Auditor Location
PCAOB ID No. 206	MaloneBailey, LLP	Houston, Texas

EXPLANATORY NOTE

Protagenic Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing”) to correct an inadvertent error in the Original Filing. Exhibit 32.1 (Certification Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002) was inadvertently omitted from the filed version of the Original Filing. The Company is filing this Amendment solely for the purpose of including Exhibit 32.1.

No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the Original Filing (i.e., those events occurring after March 31, 2023) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

Item 15. Exhibits, Consolidated Financial Statement Schedules.

(3) Exhibits

The following exhibits are filed as part of this Amendment.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date

32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Protagenic Therapeutics, Inc.

Date: April 17, 2023	By:	/s/ Garo H. Armen
Garo H. Armen, Ph.D.
Executive Chairman

Date: April 17, 2023	By:	/s/ Alexander K. S. Arrow
Alexander Arrow, MD
Chief Financial Officer