Form 10-Q
period 2023-03-31
Protagenic Therapeutics, Inc.\new
filed 2023-05-15
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

☐ Yes ☒ No

As of May 11, 2023 there were 4,330,959 shares of common stock, $.0001 par value per share, outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$138,491	$215,189
Marketable securities	7,512,093	7,763,517
Prepaid expenses	14,019	56,939

TOTAL CURRENT ASSETS	7,664,603	8,035,645

Equipment - net	1,685	1,775

TOTAL ASSETS	$7,666,288	$8,037,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$776,916	$669,704
Accounts payable and accrued expenses - related party	105,928	105,928
PIK convertible notes payable, net of debt discount	173,645	150,591
PIK convertible notes payable, net of debt discount - related parties	195,486	193,639

TOTAL CURRENT LIABILITIES	1,251,975	1,119,862

TOTAL LIABILITIES	$1,251,975	$1,119,862

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; none shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2023, and December 31, 2022	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 4,330,959 and 4,321,315 shares issued and outstanding at March 31, 2023, and December 31, 2022	434	434
Additional paid-in-capital	33,538,113	33,371,406
Accumulated deficit	(26,495,471)	(25,777,375)
Accumulated other comprehensive loss	(628,763)	(676,907)

TOTAL STOCKHOLDERS’ EQUITY	6,414,313	6,917,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,666,288	$8,037,420

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	$348,031	$669,838
General and administrative	391,263	671,438

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	739,294	1,341,276

LOSS FROM OPERATIONS	(739,294)	(1,341,276)

OTHER (EXPENSE) INCOME

Interest income	56,893	17,967
Interest expense	(31,263)	(33,844)
Realized loss on marketable securities	(4,432)	(4,956)

TOTAL OTHER INCOME (EXPENSES)	21,198	(20,833)

LOSS BEFORE TAX	(718,096)	(1,362,109)

INCOME TAX EXPENSE	-	-

NET LOSS	$(718,096)	$(1,362,109)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized gain (loss) on marketable securities	47,677	(151,170)
Foreign exchange translation income	467	160

TOTAL COMPREHENSIVE LOSS	$(669,952)	$(1,513,119)

Net loss per common share - Basic and Diluted	$(0.17)	$(0.32)

Weighted average common shares - Basic and Diluted	4,317,875	4,308,413

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

BALANCE - December 31, 2021	-	$-	4,302,403	$432	$32,411,742	$(22,221,870)	$(248,349)	$9,941,955

Foreign currency translation gain	-	-	-	-	-	-	160	160
Unrealized loss on marketable securities	-	-	-	-	-	-	(151,170)	(151,170)
Stock compensation - stock options	-	-	-	-	215,346	-	-	215,346
Stock compensation - warrants	-	-	-	-	20,433	-	-	20,433
Conversion of notes and interest	-	-	10,917	1	54,967	-	-	54,968

Net loss	-	-	-	-	-	(1,362,109)	-	(1,362,109)

BALANCE - March 31, 2022	-	$-	4,313,320	$433	$32,702,488	$(23,583,979)	$(399,359)	$8,719,583

BALANCE - December 31, 2022	-	$-	4,321,315	$434	$33,371,406	$(25,777,375)	$(676,907)	$6,917,558

Foreign currency translation gain	-	-	-	-	-	-	467	467
Unrealized gain on marketable securities	-	-	-	-	-	-	47,677	47,677
Stock compensation - stock options	-	-	-	-	166,707	-	-	166,707
Rounding from reverse split	-	-	9,644	-	-	-	-	-

Net loss	-	-	-	-	-	(718,096)	-	(718,096)

BALANCE - March 31, 2023	-	$-	4,330,959	$434	$33,538,113	$(26,495,471)	$(628,763)	$6,414,313

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(718,096)	$(1,362,109)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	90	-
Stock-based compensation	166,707	235,779
Realized loss on sale of marketable securities	4,432	4,956
Amortization of debt discount	24,901	26,628
Changes in operating assets and liabilities
Prepaid expenses	42,920	675,750
Accounts payable and accrued expenses	107,212	(11,569)

NET CASH USED IN OPERATING ACTIVITIES	(371,834)	(430,565)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of marketable securities	294,669	370,763

NET CASH PROVIDED BY INVESTING ACTIVITIES	294,669	370,763

Effect of exchange rate changes on cash	467	806

NET CHANGE IN CASH	(76,698)	(58,996)

CASH, BEGINNING OF THE PERIOD	215,189	541,171

CASH, END OF THE PERIOD	$138,491	$482,175

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for conversion of notes and interest	$-	$54,968
Unrealized gain or loss on marketable securities	$47,677	$151,170

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2023

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

Based on its cash resources and positive working capital as of March 31 2023, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2024. The positive working capital as of March 31, 2023 was due to funds raised by the Company from its equity offering during the year ended December 31, 2021. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2024. Because the Company has sufficient resources on hand to fund operations through the next twelve months from the date these consolidated financial statements are available to be issued, the Company believes that this alleviates the substantial doubt in connection with its ability to continue as a going concern.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of March 31, 2023, the Company does not have bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Funds held in the Company’s marketable securities are not insured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022 the Company did not have any cash equivalents.

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

During the three months ended March 31, 2023 the Company purchased $0 and sold $294,669   in marketable securities with a realized loss of $4,432 and an unrealized gain of $47,677 As of March 31, 2023 and December 31, 2022, the Company owned marketable securities with a total value of $7,512,093 and $7,763,517, respectively.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was not material for the three months ended March 31, 2023.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of March 31, 2023.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$7,512,093	$7,512,093	$—	$—	$7,512,093

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2022.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$7,763,517	$7,763,517	$—	$—	$7,763,517

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

	Potentially Outstanding Dilutive Common Shares
	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Conversion Feature Shares

Stock Options	1,357,466	1,388,716

Warrants	1,055,066	1,537,158

Convertible Notes	86,000	93,000

Total potentially outstanding dilutive common shares	2,498,532	3,018,874

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. ASU 2016-13 became effective for the Company beginning January 1, 2023. The adoption of this ASU did not have a material effect on the Company’s financial statements.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31, 2023	December 31, 2022

Accounting	$36,750	$36,750
Research and development	671,220	557,934
Legal	-	25,462
Other	174,874	155,486
Total	$882,844	$775,632

NOTE 5 – NOTE PAYABLE AND CONVERTIBLE NOTE PAYABLE (PIK NOTES)

Convertible Notes Payable

During the three months ended March 31, 2023 and 2022, the Company amortized $23,054 and $24,781 of the debt discount, respectively. At March 31, 2023 and December 31, 2022, the Company had an unamortized debt discount of $56,535 and $79,409, respectively.

As of March 31, 2023 and December 31, 2022, the Company owes $230,000 and $230,000 on the outstanding Convertible Notes, respectively. These convertible notes have a maturity date of November 6, 2023.

Convertible Notes Payable – Related Parties

During the three months ended March 31, 2023 and 2022, the Company amortized $1,847 and $1,847 of the debt discount, respectively. At March 31, 2023 and December 31, 2022, the Company had an unamortized debt discount of $4,514 and $6,361, respectively.

As of March 31, 2023 and December 31, 2022, the Company owes $200,000 and $200,000 on the outstanding Convertible Notes, respectively. These convertible notes have a maturity date of November 6, 2023.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended March 31, 2023, the Company issued 9,644   shares of common stock for rounding of shares related to the Reverse Split.

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. Due to an annual “evergreen” provision in the 2016 Plan, the number of shares reserved for future grants was increased by 184,260 and 142,457 in 2022 and 2021, respectively. As a result of these increases, as of March 31, 2023 and December 31, 2022, the aggregate number of shares of common stock available for awards under the 2016 Plan was 1,543,872 shares and 1,543,872 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 1,357,466 options outstanding as of March 31, 2023. During the three months ended March 31, 2023, the Company issued no options.

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2022	1,357,466	$7.39	5.41
Granted	-	$-	-
Expired	-	$-	-
Exercised	-	$-	-
Outstanding March 31, 2023	1,357,466	$7.39	5.07

A summary of the status of the Company’s nonvested options as of March 31, 2023, and changes during the three months ended March 31, 2023, is presented below:

Nonvested Options	Options	Weighted-Average Exercise Price
Nonvested at December 31, 2022	118,187	$13.07
Granted	-	$-
Vested	25,594	$10.11
Forfeited	-	$-
Nonvested at March 31, 2023	92,593	$13.89

As of March 31, 2023, the Company had 1,357,466 shares issuable under options outstanding at a weighted average exercise price of $7.39 and an intrinsic value of $0.

The total number of options granted during the three months ended March 31, 2023 and 2022   was 0 and 50,000, respectively. The exercise price for these options was $4.84 per share.

The Company recognized compensation expense related to options issued of $166,707 and $215,346 for the three months ended March 31, 2023 and 2022, respectively, in which $51,526 and $176,949 is included in general and administrative expenses and $115,181 and $38,397 in research and development expenses, respectively. For the three months ended March 31, 2023 and 2022, $1,713 and $48,828 of the stock compensation was related to employees and $164,994 and $166,518 was related to non-employees, respectively.

As of March 31, 2023, the unamortized stock option expense was $1,175,966 with $6,853 being related to employees and $1,169,113 being related to non-employees. As of March 31, 2023, the weighted average period for the unamortized stock compensation to be recognized is 3.61 years.

Warrants:

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Warrants

Outstanding December 31, 2022	1,537,158	$13.49	2.15
Granted	-	-	-
Expired	(482,092)	4.00	-
Exercised	-	-	-
Outstanding March 31, 2023	1,055,066	$17.82	2.81

As of March 31, 2023, the Company had 1,055,066 shares issuable under warrants outstanding at a weighted average exercise price of $17.82 and an intrinsic value of $0.

The Company recognized compensation expense related to warrants issued of $0 and $20,433 during the three months ended March 31, 2023 and 2022, respectively.

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

Prior to January 1, 2016, the University has been granted 6,250 stock options which are fully vested at the exercise price of $4.00 exercisable over a ten year period which ended on April 1, 2022. As of March 31, 2023, Dr. David Lovejoy of the University has been granted 138,325 stock options, of which 105,721 are fully vested and 31,250 have expired.   These have an exercise price of $4.00, $5.00 or $7.00 and are exercisable over a period ranging from 10 to 13 years.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the three months ended March 31, 2023 and 2022, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three months ended March 31, 2023 and 2022 and therefore was not subject to paying any royalties.

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

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. As of March 31, 2023 and December 31, 2022, the outstanding balance owed to Agenus Inc. is $105,928 and $105,928, respectively.

During the year ended December 31, 2022, the Company engaged CTC North, GmbH (“CTC”) to perform research and development services. CTC is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc, CTC’s parent company. The total commitment for this agreement is $1.3 million. The Company incurred $91,544 and $0 in expenses related to these services during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, there is $65,199 and $0 owed to CTC in connection with this agreement, respectively.

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

PT00114 leverages a completely novel mechanism of action. Protagenic owns exclusive, worldwide rights to PT00114 through its license agreement with the University of Toronto and has an exclusive right to license additional intellectual property generated by Dr. David Lovejoy’s lab at University of Toronto. Additionally, the company is engaged in the research & development of follow-on compounds in the TCAP family. Extensive publications in peer-reviewed scientific journals underline the central role stress plays in the onset and proliferation of neuropsychiatric disorders like depression, anxiety, substance abuse & addiction, and PTSD. The mechanism of action of TCAP suggests that it counterbalances stress overdrive at the cellular level within the brain’s stress response cascade. TCAP works to alleviate the harmful behavioral, biochemical, and physiological effects of these disorders, while simultaneously restoring brain health. This mechanism has been corroborated in preclinical animal models of the psychiatric disorders listed above. Preclinical experiments required for IND filing have been completed. The Company is in the process of answering regulatory questions in the US and Germany. Based on its interactions to date, consistent with the Company’s disclosures in its recently-filed Form 10-K, the Company anticipates commencing a Phase I/IIa trial in either one or more sites in the US or at a major CRO site in Germany in the third quarter of 2023.

Results of Operations

We are a development stage company currently performing clinical trials to obtain Food and Drug Administration (“FDA”) approval and commercialization of our product.

During the three months ended March 31, 2023, we incurred a loss from operations of $739,294 as compared to $1,341,276 for the three months ended March 31, 2022. The decrease in the loss is from a decrease in research and development expense of $321,807 from $669,838   for the three months ended March 31, 2022 to $348,031 for the three months ended March 31, 2023 and a decrease in general and administrative expenses of $280,175 from $671,438 for the three months ended March 31, 2022 to $391,263 for the three months ended March 31, 2023.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these costs relate to paying external vendors such as Contract Research Organizations, peptide synthesizer companies, and new drug development. As of March 31, 2023, we had cash of $138,491 and working capital of $6,412,628. We anticipate further losses from the development of our business. Based on its cash resources as of March 31, 2023, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2024. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2024. Because of these factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern.

Operating activities used $371,834 and $430,565 in cash for the three months ended March 31, 2023 and 2022, respectively. The use of cash in operating activities during the three months ended March 31, 2023, primarily comprised of $718,096 net loss, $166,707 in stock compensation expense, a decrease in prepaid expenses of $42,920, and a $107,212 increase of accounts payable and accrued expenses, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $294,669 and $370,763 in cash during the three months ended March 31, 2023 and 2022, respectively. The cash provided by investing activities was from the sale of marketable securities during the three months ended March 31, 2023 and 2022.

There was no cash used in or provided by financing activities for the three months ended March 31, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of March 31, 2023. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K. The risks and uncertainties described in the 2022 Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

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

May 15, 2023	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

