Form 10-Q
period 2023-06-30
Protagenic Therapeutics, Inc.\new
filed 2023-08-14
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

☐ Yes ☒ No

As of August 11, 2023 there were 4,330,959 shares of common stock, $0.0001 par value per share, outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$219,435	$215,189
Marketable securities	5,823,420	7,763,517
Prepaid expenses	874,671	56,939

TOTAL CURRENT ASSETS	6,917,526	8,035,645

Equipment - net	1,595	1,775

TOTAL ASSETS	$6,919,121	$8,037,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$774,744	$669,704
Accounts payable and accrued expenses - related party	336,337	105,928
PIK convertible notes payable, net of debt discount	196,956	150,591
PIK convertible notes payable, net of debt discount - related parties	197,353	193,639

TOTAL CURRENT LIABILITIES	1,505,390	1,119,862

TOTAL LIABILITIES	$1,505,390	$1,119,862

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; none shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2023, and December 31, 2022	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 4,330,959 and 4,321,315 shares issued and outstanding at June 30, 2023, and December 31, 2022	434	434
Additional paid-in-capital	33,704,820	33,371,406
Accumulated deficit	(27,705,062)	(25,777,375)
Accumulated other comprehensive loss	(586,461)	(676,907)

TOTAL STOCKHOLDERS’ EQUITY	5,413,731	6,917,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,919,121	$8,037,420

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	$836,379	$160,515	$1,184,410	$830,353
General and administrative	307,363	476,159	698,626	1,147,597

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	1,143,742	636,674	1,883,036	1,977,950

LOSS FROM OPERATIONS	(1,143,742)	(636,674)	(1,883,036)	(1,977,950)

OTHER (EXPENSE) INCOME

Interest income	84,708	32,900	141,601	50,867
Interest expense	(31,610)	(39,697)	(62,873)	(73,541)
Realized loss on marketable securities	(118,947)	(23,246)	(123,379)	(28,202)

TOTAL OTHER INCOME (EXPENSES)	(65,849)	(30,043)	(44,651)	(50,876)

LOSS BEFORE TAX	(1,209,591)	(666,717)	(1,927,687)	(2,028,826)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(1,209,591)	$(666,717)	$(1,927,687)	$(2,028,826)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized gain (loss) on marketable securities	42,289	(43,417)	89,966	(194,587)
Foreign exchange translation income (loss)	13	(6,903)	480	(6,743)

TOTAL COMPREHENSIVE LOSS	$(1,167,289)	$(717,037)	$(1,837,241)	$(2,230,156)

Net loss per common share - Basic and Diluted	$(0.28)	$(0.15)	$(0.45)	$(0.47)

Weighted average common shares - Basic and Diluted	4,330,959	4,320,173	4,326,673	4,314,359

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

BALANCE - December 31, 2021	-	$-	4,302,403	$432	$32,411,742	$(22,221,870)	$(248,349)	$9,941,955

Foreign currency translation gain	-	-	-	-	-	-	160	160
Unrealized loss on marketable securities	-	-	-	-	-	-	(151,170)	(151,170)
Stock compensation - stock options	-	-	-	-	215,346	-	-	215,346
Stock compensation - warrants	-	-	-	-	20,433	-	-	20,433
Conversion of notes and interest	-	-	10,917	1	54,967	-	-	54,968

Net loss	-	-	-	-	-	(1,362,109)	-	(1,362,109)

BALANCE - March 31, 2022	-	$-	4,313,320	$433	$32,702,488	$(23,583,979)	$(399,359)	$8,719,583

Foreign currency translation loss	-	-	-	-	-	-	(6,903)	(6,903)
Unrealized loss on marketable securities	-	-	-	-	-	-	(43,417)	(43,417)
Stock compensation - stock options	-	-	-	-	215,535	-	-	215,535
Conversion of notes and interest	-	-	7,995	1	40,016	-	-	40,017

Net loss	-	-	-	-	-	(666,717)	-	(666,717)

BALANCE -June 30, 2022	-	$-	4,321,315	$434	$32,958,039	$(24,250,696)	$(449,679)	$8,258,098

BALANCE - December 31, 2022	-	$-	4,321,315	$434	$33,371,406	$(25,777,375)	$(676,907)	$6,917,558

Foreign currency translation gain	-	-	-	-	-	-	467	467
Unrealized gain on marketable securities	-	-	-	-	-	-	47,677	47,677
Stock compensation - stock options	-	-	-	-	166,707	-	-	166,707
Rounding from reverse split	-	-	9,644	-	-	-	-	-

Net loss	-	-	-	-	-	(718,096)	-	(718,096)

BALANCE - March 31, 2023	-	$-	4,330,959	$434	$33,538,113	$(26,495,471)	$(628,763)	$6,414,313

Foreign currency translation gain	-	-	-	-	-	-	13	13
Unrealized gain on marketable securities	-	-	-	-	-	-	42,289	42,289
Stock compensation - stock options	-	-	-	-	166,707	-	-	166,707

Net loss	-	-	-	-	-	(1,209,591)	-	(1,209,591)

BALANCE - June 30, 2023	-	$-	4,330,959	$434	$33,704,820	$(27,705,062)	$(586,461)	$5,413,731

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,927,687)	$(2,028,826)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	181	-
Stock-based compensation	333,414	451,314
Realized loss on sale of marketable securities	123,379	28,202
Amortization of debt discount	50,079	59,888
Changes in operating assets and liabilities
Prepaid expenses	(817,732)	542,441
Accounts payable and accrued expenses	334,790	(330,664)

NET CASH USED IN OPERATING ACTIVITIES	(1,903,576)	(1,277,645)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of marketable securities	1,906,684	1,077,679

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,906,684	1,077,679

Effect of exchange rate changes on cash	1,138	(2,539)

NET CHANGE IN CASH	4,246	(202,505)

CASH, BEGINNING OF THE PERIOD	215,189	541,171

CASH, END OF THE PERIOD	$219,435	$338,666

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for conversion of notes and interest	$-	$94,985
Unrealized gain or loss on marketable securities	$89,966	$194,587

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2023

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

Based on its cash resources and positive working capital as of June 30, 2023, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2024. The positive working capital as of June 30, 2023 was due to funds raised by the Company from its equity offering during the year ended December 31, 2021. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2024. Because the Company has sufficient resources on hand to fund operations through the next twelve months from the date these consolidated financial statements are available to be issued, the Company believes that this alleviates the substantial doubt in connection with its ability to continue as a going concern.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of June 30, 2023, the Company does not have bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Funds held in the Company’s marketable securities are not insured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022 the Company did not have any cash equivalents.

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

During the six months ended June 30, 2023 the Company purchased $0 and sold $1,906,684 in marketable securities with a realized loss of $123,379 and an unrealized gain of $89,966. As of June 30, 2023 and December 31, 2022, the Company owned marketable securities with a total value of $5,823,420 and $7,763,517, respectively.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was not material for the six months ended June 30, 2023.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of June 30, 2023.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$5,823,420	$5,823,420	$—	$—	$5,823,420

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2022.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$7,763,517	$7,763,517	$—	$—	$7,763,517

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, “Compensation—Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, non-employees, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported.

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

	Potentially Outstanding Dilutive Common Shares
	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Conversion Feature Shares

Stock Options	1,357,466	1,376,215

Warrants	1,055,066	1,537,158

Convertible Notes	86,000	86,000

Total potentially outstanding dilutive common shares	2,498,532	2,999,373

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

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2022, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company does not intend to early adopt, and continues to evaluate the impact of the provisions of ASU 2020-06 on its consolidated financial statements.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	June 30, 2023	December 31, 2022

Accounting	$28,750	$36,750
Research and development	910,127	557,934
Legal	14,032	25,462
Other	158,172	155,486
Total	$1,111,081	$775,632

NOTE 4 – NOTE PAYABLE AND CONVERTIBLE NOTE PAYABLE (PIK NOTES)

Convertible Notes Payable

During the six months   ended June 30, 2023 and 2022, the Company amortized $46,365   and $56,174 of the debt discount, respectively. At June 30, 2023 and December 31, 2022, the Company had an unamortized debt discount of $33,044 and $79,409, respectively.

As of June 30, 2023 and December 31, 2022, the Company owes $230,000 and $230,000 on the outstanding Convertible Notes, respectively. These convertible notes have a maturity date of November 6, 2023.

Convertible Notes Payable – Related Parties

During the six months ended June 30, 2023 and 2022, the Company amortized $3,714 and $3,714 of the debt discount, respectively. At June 30, 2023 and December 31, 2022, the Company had an unamortized debt discount of $2,647 and $6,361, respectively.

As of June 30, 2023 and December 31, 2022, the Company owes $200,000 and $200,000 on the outstanding Convertible Notes, respectively. These convertible notes have a maturity date of November 6, 2023.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended June 30, 2023, the Company issued 9,644 shares of common stock for rounding of shares related to the Reverse Split.

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. Due to an annual “evergreen” provision in the 2016 Plan, the number of shares reserved for future grants was increased by 184,260 and 142,457 in 2022 and 2021, respectively. As a result of these increases, as of June 30, 2023 and December 31, 2022, the aggregate number of shares of common stock available for awards under the 2016 Plan was 1,543,872 shares and 1,543,872 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 1,357,466 options outstanding as of June 30, 2023. During the three and six months ended June 30, 2023, the Company issued no options.

The following is an analysis of the stock option grant activity under the Plan:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Stock Options
Outstanding December 31, 2022	1,357,466	$7.39	5.41
Granted	-	$-	-
Expired	-	$-	-
Exercised	-	$-	-
Outstanding June 30, 2023	1,357,466	$7.39	4.99

A summary of the status of the Company’s nonvested options as of June 30, 2023, and changes during the six months ended June 30, 2023, is presented below:

Nonvested Options	Options	Weighted-Average Exercise Price
Nonvested at December 31, 2022	118,187	$13.07
Granted	-	$-
Vested	41,792	$10.92
Forfeited	-	$-
Nonvested at June 30, 2023	76,395	$14.25

As of June 30, 2023, the Company had 1,357,466 shares issuable under options outstanding at a weighted average exercise price of $7.39 and an intrinsic value of $0.

The total number of options granted during the six months ended June 30, 2023 and 2022 was 0 and 50,000, respectively. The exercise price for these options was $4.84 per share.

The Company recognized compensation expense related to options issued of $166,707 and $215,535 for the three months ended June 30, 2023 and 2022, respectively, in which $51,526 and $195,624 is included in general and administrative expenses and $115,181 and $19,911 in research and development expenses, respectively. For the three months ended June 30, 2023 and 2022, $1,713 and $50,542 of the stock compensation was related to employees and $164,994 and $164,993 was related to non-employees, respectively.

The Company recognized compensation expense related to options issued of $333,414 and $430,881 for the six months ended June 30, 2023 and 2022, respectively, in which $103,052 and $372,573 is included in general and administrative expenses and $230,362 and $58,308 in research and development expenses, respectively. For the six months ended June 30, 2023 and 2022, $3,426 and $99,370 of the stock compensation was related to employees and $329,988 and $331,511 was related to non-employees, respectively.

As of June 30, 2023, the unamortized stock option expense was $1,009,544 with $5,425 being related to employees and $1,004,119 being related to non-employees. As of June 30, 2023, the weighted average period for the unamortized stock compensation to be recognized is 3.81 years.

Warrants:

A summary of warrant issuances are as follows:

		Weighted Average	Weighted Average
	Number	Exercise Price	Remaining Life
Warrants

Outstanding December 31, 2022	1,537,158	$13.49	2.15
Granted	-	-	-
Expired	(482,092)	4.00	-
Exercised	-	-	-
Outstanding June 30, 2023	1,055,066	$17.82	2.56

As of June 30, 2023, the Company had 1,055,066 shares issuable under warrants outstanding at a weighted average exercise price of $17.82 and an intrinsic value of $0.

The Company recognized compensation expense related to warrants issued of $0 and $20,433 during the three months ended June 30, 2023 and 2022, respectively.

The Company recognized compensation expense related to warrants issued of $0 and $20,433 during the six months ended June 30, 2023 and 2022, respectively.

NOTE 6 - COLLABORATIVE AGREEMENTS

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

Prior to January 1, 2016, the University has been granted 6,250 stock options which are fully vested at the exercise price of $4.00 exercisable over a ten year period which ended on April 1, 2022. As of June 30, 2023, Dr. David Lovejoy of the University has been granted 138,325 stock options, of which 106,033 are fully vested and 31,250 have expired. These have an exercise price of $4.00, $5.00 or $7.00 and are exercisable over a period ranging from 10 to 13 years.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the three and six months ended June 30, 2023 and 2022, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three and six months ended June 30, 2023 and 2022 and therefore was not subject to paying any royalties.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company is provided free office space consisting of a conference room by the Company Executive Chairman, Dr. Armen. The Company does not pay any rent for the use of this space. This space is used for quarterly board meetings and our annual shareholder meeting.

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. As of June 30, 2023 and December 31, 2022, the outstanding balance owed to Agenus Inc. is $255,928 and $105,928, respectively.

During the year ended December 31, 2022, the Company engaged CTC North, GmbH (“CTC”) to perform research and development services. CTC is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc, CTC’s parent company. The total commitment for this agreement is $1.3 million. The Company incurred $106,754   and $98,801 in expenses related to these services during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, there is $80,409   and $0 owed to CTC in connection with this agreement, respectively.

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

During the three months ended June 30, 2023, we incurred a loss from operations of $1,143,742 as compared to $636,674 for the three months ended June 30, 2022. The increase in the loss is from an increase in research and development expense of $675,864 from $160,515 for the three months ended June 30, 2022 to $836,379 for the three months ended June 30, 2023 offset by a decrease in general and administrative expenses of $168,796 from $476,159 for the three months ended June 30, 2022 to $307,363 for the three months ended June 30, 2023.

During the six months ended June 30, 2023, we incurred a loss from operations of $1,883,036 as compared to $1,977,950 for the six months ended June 30, 2022. The increase in the loss is from an increase in research and development expense of $354,057 from $830,353 for the six months ended June 30, 2022 to $1,184,410 for the six months ended June 30, 2023 offset by a decrease in general and administrative expenses of $448,971 from $1,147,597 for the six months ended June 30, 2022 to $698,626 for the six months ended June 30, 2023.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these costs relate to paying external vendors such as Contract Research Organizations, peptide synthesizer companies, and new drug development. As of June 30, 2023, we had cash of $219,435 and working capital of $5,412,136. We anticipate further losses from the development of our business. Based on its cash resources as of June 30, 2023, the Company has sufficient resources to fund its operations at least until the end of the third quarter of 2024. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2024. Because of these factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern.

Operating activities used $1,903,576 and $1,277,645 in cash for the six months ended June 30, 2023 and 2022, respectively. The use of cash in operating activities during the six months ended June 30, 2023, primarily comprised of $1,927,687 net loss, $333,414 in stock compensation expense, an increase in prepaid expenses of $817,732, and a $334,790 increase of accounts payable and accrued expenses, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $1,906,684 and $1,077,679 in cash during the six months ended June 30, 2023 and 2022, respectively. The cash provided by investing activities was from the sale of marketable securities during the six months ended June 30, 2023 and 2022.

There was no cash used in or provided by financing activities for the six months ended June 30, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of June 30, 2023. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

August 14, 2023	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

