Form 10-Q
period 2023-09-30
Protagenic Therapeutics, Inc.\new
filed 2023-11-14
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

☐ Yes ☒ No

As of November 14, 2023 there were 4,435,132 shares of common stock, $0.0001 par value per share, outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022

ASSETS

CURRENT ASSETS

Cash	$153,332	$215,189
Marketable securities	5,119,252	7,763,517
Prepaid expenses	104,076	56,939

TOTAL CURRENT ASSETS	5,376,660	8,035,645

Equipment - net	55,982	1,775

TOTAL ASSETS	$5,432,642	$8,037,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$524,006	$669,704
Accounts payable and accrued expenses - related party	336,337	105,928
PIK convertible notes payable, net of debt discount	220,522	150,591
PIK convertible notes payable, net of debt discount - related parties	199,241	193,639
TOTAL CURRENT LIABILITIES	1,280,106	1,119,862

TOTAL LIABILITIES	$1,280,106	$1,119,862

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; none shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value; 18,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023, and December 31, 2022	-	-

Common stock, $.0001 par value, 100,000,000 shares authorized, 4,330,959 and 4,321,315 shares issued and outstanding at September 30, 2023, and December 31, 2022	434	434
Additional paid-in-capital	33,871,527	33,371,406
Accumulated deficit	(29,101,688)	(25,777,375)
Accumulated other comprehensive loss	(617,737)	(676,907)

TOTAL STOCKHOLDERS’ EQUITY	4,152,536	6,917,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,432,642	$8,037,420

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	$1,124,030	$501,366	$2,308,440	$1,331,719
General and administrative	307,682	422,694	1,006,308	1,570,291

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	1,431,712	924,060	3,314,748	2,902,010

LOSS FROM OPERATIONS	(1,431,712)	(924,060)	(3,314,748)	(2,902,010)

OTHER (EXPENSE) INCOME

Interest income	69,218	42,496	210,819	93,363
Interest expense	(31,957)	(31,957)	(94,830)	(105,498)
Realized loss on marketable securities	(23,175)	(11,784)	(146,554)	(39,986)
Gain on settlement of liabilities	21,000	-	21,000	-

TOTAL OTHER INCOME (EXPENSES)	35,086	(1,245)	(9,565)	(52,121)

LOSS BEFORE TAX	(1,396,626)	(925,305)	(3,324,313)	(2,954,131)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(1,396,626)	$(925,305)	$(3,324,313)	$(2,954,131)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized gain (loss) on marketable securities	(34,463)	(165,913)	55,503	(360,500)
Foreign exchange translation income (loss)	3,187	481	3,667	(6,262)

TOTAL COMPREHENSIVE LOSS	$(1,427,902)	$(1,090,737)	$(3,265,143)	$(3,320,893)

Net loss per common share - Basic and Diluted	$(0.32)	$(0.21)	$(0.77)	$(0.68)

Weighted average common shares - Basic and Diluted	4,330,959	4,321,315	4,328,123	4,316,659

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

BALANCE - December 31, 2021	-	$-	4,302,403	$432	$32,411,742	$(22,221,870)	$(248,349)	$9,941,955

Foreign currency translation gain	-	-	-	-	-	-	160	160
Unrealized loss on marketable securities	-	-	-	-	-	-	(151,170)	(151,170)
Stock compensation - stock options	-	-	-	-	215,346	-	-	215,346
Stock compensation - warrants	-	-	-	-	20,433	-	-	20,433
Conversion of notes and interest	-	-	10,917	1	54,967	-	-	54,968

Net loss	-	-	-	-	-	(1,362,109)	-	(1,362,109)

BALANCE - March 31, 2022	-	$-	4,313,320	$433	$32,702,488	$(23,583,979)	$(399,359)	$8,719,583

Foreign currency translation loss	-	-	-	-	-	-	(6,903)	(6,903)
Unrealized loss on marketable securities	-	-	-	-	-	-	(43,417)	(43,417)
Stock compensation - stock options	-	-	-	-	215,535	-	-	215,535
Conversion of notes and interest	-	-	7,995	1	40,016	-	-	40,017

Net loss	-	-	-	-	-	(666,717)	-	(666,717)

BALANCE -June 30, 2022	-	$-	4,321,315	$434	$32,958,039	$(24,250,696)	$(449,679)	$8,258,098

Foreign currency translation gain	-	-	-	-	-	-	481	481
Unrealized loss on marketable securities	-	-	-	-	-	-	(165,913)	(165,913)
Stock compensation - stock options	-	-	-	-	214,679	-	-	214,679

Net loss	-	-	-	-	-	(925,305)	-	(925,305)

BALANCE -September 30, 2022	-	-	4,321,315	$434	$33,172,718	$(25,176,001)	$(615,111)	$7,382,040

BALANCE - December 31, 2022	-	$-	4,321,315	$434	$33,371,406	$(25,777,375)	$(676,907)	$6,917,558

Foreign currency translation gain	-	-	-	-	-	-	467	467
Unrealized gain on marketable securities	-	-	-	-	-	-	47,677	47,677
Stock compensation - stock options	-	-	-	-	166,707	-	-	166,707
Rounding from reverse split	-	-	9,644	-	-	-	-	-

Net loss	-	-	-	-	-	(718,096)	-	(718,096)

BALANCE - March 31, 2023	-	$-	4,330,959	$434	$33,538,113	$(26,495,471)	$(628,763)	$6,414,313

Foreign currency translation gain	-	-	-	-	-	-	13	13
Unrealized gain on marketable securities	-	-	-	-	-	-	42,289	42,289
Stock compensation - stock options	-	-	-	-	166,707	-	-	166,707

Net loss	-	-	-	-	-	(1,209,591)	-	(1,209,591)

BALANCE - June 30, 2023	-	$-	4,330,959	$434	$33,704,820	$(27,705,062)	$(586,461)	$5,413,731

Foreign currency translation gain	-	-	-	-	-	-	3,187	3,187
Unrealized loss on marketable securities	-	-	-	-	-	-	(34,463)	(34,463)
Stock compensation - stock options	-	-	-	-	166,707	-	-	166,707

Net loss	-	-	-	-	-	(1,396,626)	-	(1,396,626)

BALANCE – September 30, 2023	-	$-	4,330,959	$434	$33,871,527	$(29,101,688)	$(617,737)	$4,152,536

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,324,313)	$(2,954,131)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,600	-
Stock-based compensation	500,121	665,993
Realized loss on sale of marketable securities	146,554	39,986
Amortization of debt discount	75,533	85,343
Gain on settlement of liabilities	(21,000)	-
Changes in operating assets and liabilities
Prepaid expenses	(47,137)	587,084
Accounts payable and accrued expenses	109,300	(237,153)

NET CASH USED IN OPERATING ACTIVITIES	(2,559,342)	(1,812,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	2,566,192	1,538,567
Purchase of marketable securities	(12,979)	(103,359)
Purchase of fixed assets	(55,806)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,497,407	1,435,208

Effect of exchange rate changes on cash	78	(5,178)

NET CHANGE IN CASH	(61,857)	(382,848)

CASH, BEGINNING OF THE PERIOD	215,189	541,171

CASH, END OF THE PERIOD	$153,322	$158,323

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for conversion of notes and interest	$-	$94,985
Unrealized gain or loss on marketable securities	$55,503	$360,500

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2023

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses resulting in an accumulated deficit. The Company anticipates further losses in the development of its business. The Company also had negative cash flows used in operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on its cash resources and positive working capital as of September 30, 2023, the Company does not have sufficient resources to fund its operations past end of the third quarter of 2024. The positive working capital as of September 30, 2023 was due to funds raised by the Company from its equity offering during the year ended December 31, 2021. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2024. Because the Company has insufficient resources on hand to fund operations through the next twelve months from the date these consolidated financial statements are available to be issued, the Company believes that there is substantial doubt in its ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of September 30, 2023, the Company does not have bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Funds held in the Company’s marketable securities are not insured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022 the Company did not have any cash equivalents.

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

During the nine months ended September 30, 2023 the Company purchased $12,979 and sold $2,566,192 in marketable securities with a realized loss of $146,554 and an unrealized gain of $55,503. As of September 30, 2023 and December 31, 2022, the Company owned marketable securities with a total value of $5,119,252 and $7,763,517, respectively.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was $1,600 and zero for the nine months ended September 30, 2023 and 2022.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of September 30, 2023.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$5,119,252	$5,119,252	$—	$—	$5,119,252

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2022.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$7,763,517	$7,763,517	$—	$—	$7,763,517

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

	Potentially Outstanding Dilutive Common Shares
	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Conversion Feature Shares

Stock Options	1,357,466	1,376,215

Warrants	1,055,066	1,537,158

Convertible Notes	86,000	86,000

Total potentially outstanding dilutive common shares	2,498,532	2,999,373

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30, 2023	December 31, 2022

Accounting	$36,750	$36,750
Research and development	580,069	557,934
Legal	-	25,462
Other	243,524	155,486
Total	$860,343	$775,632

NOTE 5 – NOTE PAYABLE AND CONVERTIBLE NOTE PAYABLE (PIK NOTES)

Convertible Notes Payable

During the nine months ended September 30, 2023 and 2022, the Company amortized $69,931 and $79,741 of the debt discount, respectively. At September 30, 2023 and December 31, 2022, the Company had an unamortized debt discount of $9,478 and $79,409, respectively.

As of September 30, 2023 and December 31, 2022, the Company owes $230,000 and $230,000 on the outstanding Convertible Notes, respectively. These convertible notes have a maturity date of November 6, 2023.

Convertible Notes Payable – Related Parties

During the nine months ended September 30, 2023 and 2022, the Company amortized $5,602 and $5,602 of the debt discount, respectively. At September 30, 2023 and December 31, 2022, the Company had an unamortized debt discount of $759 and $6,361, respectively.

As of September 30, 2023 and December 31, 2022, the Company owes $200,000 and $200,000 on the outstanding Convertible Notes, respectively. These convertible notes have a maturity date of November 6, 2023.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ended September 30, 2023, the Company issued 9,644 shares of common stock for rounding of shares related to the Reverse Split.

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. Due to an annual “evergreen” provision in the 2016 Plan, the number of shares reserved for future grants was increased by 184,260 and 142,457 in 2022 and 2021, respectively. As a result of these increases, as of September 30, 2023 and December 31, 2022, the aggregate number of shares of common stock available for awards under the 2016 Plan was 1,543,872 shares and 1,543,872 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 1,357,466 options outstanding as of September 30, 2023. During the three and nine months ended September 30, 2023, the Company issued no options.

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Stock Options
Outstanding December 31, 2022	1,357,466	$7.39	5.41
Granted	-	$-	-
Expired	-	$-	-
Exercised	-	$-	-
Outstanding September 30, 2023	1,357,466	$7.39	4.74

A summary of the status of the Company’s nonvested options as of September 30, 2023, and changes during the nine months ended September 30, 2023, is presented below:

Nonvested Options	Options	Weighted-Average Exercise Price
Nonvested at December 31, 2022	118,187	$13.07
Granted	-	$-
Vested	55,073	$11.51
Forfeited	-	$-
Nonvested at September 30, 2023	63,114	$14.43

As of September 30, 2023, the Company had 1,357,466 shares issuable under options outstanding at a weighted average exercise price of $7.39 and an intrinsic value of $0.

The total number of options granted during the nine months ended September 30, 2023 and 2022 was 0 and 50,000, respectively. The exercise price for these options was $4.84 per share.

The Company recognized compensation expense related to options issued of $166,707 and $214,679 for the three months ended September 30, 2023 and 2022, respectively, in which $51,526 and $195,624 is included in general and administrative expenses and $115,181 and $19,055 in research and development expenses, respectively. For the three months ended September 30, 2023 and 2022, $1,713 and $49,685 of the stock compensation was related to employees and $164,994 and $164,994 was related to non-employees, respectively.

The Company recognized compensation expense related to options issued of $500,121 and $645,560 for the nine months ended September 30, 2023 and 2022, respectively, in which $154,578 and $568,198 is included in general and administrative expenses and $345,543 and $77,362 in research and development expenses, respectively. For the nine months ended September 30, 2023 and 2022, $5,140 and $149,055 of the stock compensation was related to employees and $494,981 and $496,505 was related to non-employees, respectively.

As of September 30, 2023, the unamortized stock option expense was $842,837 with $3,712 being related to employees and $839,125 being related to non-employees. As of September 30, 2023, the weighted average period for the unamortized stock compensation to be recognized is 3.71 years.

Warrants:

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants

Outstanding December 31, 2022	1,537,158	$13.49	2.15
Granted	-	-	-
Expired	(482,092)	4.00	-
Exercised	-	-	-
Outstanding September 30, 2023	1,055,066	$17.82	2.31

As of September 30, 2023, the Company had 1,055,066 shares issuable under warrants outstanding at a weighted average exercise price of $17.82 and an intrinsic value of $0.

The Company recognized compensation expense related to warrants issued of $0 and $20,433 during the three months ended September 30, 2023 and 2022, respectively.

The Company recognized compensation expense related to warrants issued of $0 and $20,433 during the nine months ended September 30, 2023 and 2022, respectively.

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

Prior to January 1, 2016, the University has been granted 6,250 stock options which are fully vested at the exercise price of $4.00 exercisable over a ten year period which ended on April 1, 2022. As of September 30, 2023, Dr. David Lovejoy of the University has been granted 138,325 stock options, of which 106,346 are fully vested and 31,250 have expired. These have an exercise price of $4.00, $5.00 or $7.00 and are exercisable over a period ranging from 10 to 13 years.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $27,216 for the three and nine months ended September 30, 2023 and 2022, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three and nine months ended September 30, 2023 and 2022 and therefore was not subject to paying any royalties.

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

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company incurred $150,000 and $105,928 in expenses related to these services during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the outstanding balance owed to Agenus Inc. is $255,928 and $105,928, respectively.

During the year ended December 31, 2022, the Company engaged CTC North, GmbH (“CTC”) to perform research and development services. CTC is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc, CTC’s parent company. The total commitment for this agreement is $1.3 million. The Company incurred $106,754 and $105,801 in expenses related to these services during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, there is $80,409 and $0 owed to CTC in connection with this agreement, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On November 6, 2023, eight notes with a total principal of $430,000 and accrued interest of $90,866 was converted into 104,173 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on form 10-K for the year ended December 31, 2022, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

On September 26, 2023, we announced the commencement of the Phase I/IIa clinical trial for PT00114. The trial aims to evaluate the therapeutic potential of PT00114 in treating an array of neuro-psychiatric conditions, including depression, anxiety, and PTSD. Phase I will recruit 56 subjects, randomized to undergo subcutaneous injections of either PT00114 or a placebo. The Phase I/IIa study will assess both healthy volunteers and patients diagnosed with Treatment-Resistant Depression, PTSD, and Generalized Anxiety Disorder. Besides monitoring disease status, the trial will gauge disease response by measuring biomarkers, such as circulating cortisol levels before and after treatment.

Results of Operations

We are a development stage company currently performing clinical trials to obtain Food and Drug Administration (“FDA”) approval and commercialization of our product.

During the three months ended September 30, 2023, we incurred a loss from operations of $1,431,712 as compared to $924,060 for the three months ended September 30, 2022. The increase in the loss is from an increase in research and development expense of $622,664 from $501,366 for the three months ended September 30, 2022 to $1,124,030 for the three months ended September 30, 2023 offset by a decrease in general and administrative expenses of $115,012 from $422,694 for the three months ended September 30, 2022 to $307,682 for the three months ended September 30, 2023.

During the nine months ended September 30, 2023, we incurred a loss from operations of $3,314,748 as compared to $2,902,010 for the nine months ended September 30, 2022. The increase in the loss is from an increase in research and development expense of $976,721 from $1,331,719 for the nine months ended September 30, 2022 to $2,308,440 for the nine months ended September 30, 2023 offset by a decrease in general and administrative expenses of $563,983 from $1,570,291 for the nine months ended September 30, 2022 to $1,006,308 for the nine months ended September 30, 2023.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these costs relate to paying external vendors such as Contract Research Organizations, peptide synthesizer companies, and new drug development. As of September 30, 2023, we had cash of $153,332 and working capital of $4,096,554. We anticipate further losses from the development of our business. Based on its cash resources as of September 30, 2023, the Company does not have sufficient resources to fund its operations past the end of the third quarter of 2024. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2024. Because of these factors, the Company believes that there is substantial doubt in the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating activities used $2,559,342 and $1,812,878 in cash for the nine months ended September 30, 2023 and 2022, respectively. The use of cash in operating activities during the nine months ended September 30, 2023, primarily comprised of $3,324,313 net loss, $500,121 in stock compensation expense, a decrease in prepaid expenses of $47,137, and a $109,300 increase of accounts payable and accrued expenses, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $2,497,407 and $1,435,208 in cash during the nine months ended September 30, 2023 and 2022, respectively. The cash provided by investing activities was from $2,566,192 sale of marketable securities, offset by $12,979 used in the purchase of marketable securities and $55,806 in the purchase of fixed assets during the nine months ended September 30, 2023.

There was no cash used in or provided by financing activities for the nine months ended September 30, 2023 and 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of September 30, 2023. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. Investing in our securities involves a high degree of risk. You should carefully consider the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, together with the information contained elsewhere in this report, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our securities.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

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

November 14, 2023	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

