Form 10-K
period 2023-12-31
Protagenic Therapeutics, Inc.\new
filed 2024-04-01
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023, based on a closing price as reported on the Nasdaq Capital Market of $2.03 was approximately $8,791,847.

As of March 29, 2024, there were 4,435,132 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTAGENIC THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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

PT00114 leverages a completely novel mechanism of action. Protagenic owns exclusive, worldwide rights to PT00114 through its license agreement with the University of Toronto and has an exclusive right to license additional intellectual property generated by Dr. David Lovejoy’s lab at University of Toronto. Additionally, the company is engaged in the research & development of follow-on compounds in the TCAP family. Extensive publications in peer-reviewed scientific journals underline the central role stress plays in the onset and proliferation of neuropsychiatric disorders like depression, anxiety, substance abuse & addiction, and PTSD. The mechanism of action of TCAP suggests that it counterbalances stress overdrive at the cellular level within the brain’s stress response cascade. TCAP works to alleviate the harmful behavioral, biochemical, and physiological effects of these disorders, while simultaneously restoring brain health. This mechanism has been corroborated in preclinical animal models of the psychiatric disorders listed above. We completed our preclinical experiments required for to begin a clinical trial in the first half of 2023. We commenced our first human trial, seeking to prove the safety and efficacy of PT00114, on September 26, 2023. We announced that the trial has passed its safety milestone, relating to the complete enrollment of the first cohort of patients in the single-dose portion of the Phase I trial, on February 13, 2024. We currently anticipate that we will be able to announce the complete results of the single-dose portion of the Phase I trial in the second quarter of 2024.

As Protagenic transitions into a clinical-stage company, we aim to complete certain key strategic and tactical milestones over the coming two years;

●	Rapidly advance our lead product candidate, PT00114, through clinical trials in treatment resistant depression, substance use disorder, generalized anxiety disorder, and/or post-traumatic stress disorder

●	Develop additional product candidates from the TCAP family to build out a broad pipeline of assets with differentiated features using our unique expertise with this mechanism

●	Explore efficacy in additional stress-related neuropsychiatric and mood disorders beyond initially targeted indications

●	Facilitate long-term growth by building a nimble R&D, operational, clinical and commercial team

●	Proactively assess strategic partnership opportunities including in important international markets

Continue with our strategy of strengthening our IP position in this important novel field of neuropsychiatry

IND Submission

We currently anticipate re-submitting an investigational new drug (IND) application in advance of initiating the Phase IIa portion of our present clinical study, to ascertain whether this portion of the study may be conducted in the United States. The Phase I/IIa study, to evaluate the safety, tolerability, and early activity of PT100114 (TCAP) in healthy volunteers and patients with psychiatric illnesses, commenced in the third quarter of 2023.   The IND enabling studies, including the preclinical efficacy data generated, as well as the GLP toxicology study, and a summary of the Phase I clinical trial plan, were among the components of this regulatory submission.

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

Generalized anxiety disorder (GAD) is one of the most common mental disorders in both community and clinical settings. In the United States, the estimated lifetime prevalence of GAD is 5.7%,  corresponding to 18 million and 9 million individuals, respectively. GAD is characterized by excessive and persistent worrying that causes significant distress or impairment on most days and is hard to control. Other symptoms can include apprehensiveness, irritability, increased fatigue and muscular tension. GAD is also associated with increased rates of substance abuse, posttraumatic stress disorder, and obsessive-compulsive disorder. GAD is a potentially chronic illness, with symptom severity fluctuating over time. A 12-year study of treated patients showed approximately 60% of patients had symptoms resolve, but around one-half of those subsequently relapsed.

Pharmacotherapy for GAD is primarily selective-serotonin reuptake inhibitors (SSRIs) and serotonin-norepinephrine reuptake inhibitors (SNRIs), which are mildly efficacious. Clinical trials for different SSRIs and SNRIs have shown approximately the same effectiveness, with response rates of approximately 60- 70% for the drug and 40% for placebo. However, SSRIs can produce significant quality of life side effects that interfere with medication adherence, including sexual dysfunction, gastrointestinal nausea and diarrhea, insomnia and weight gain. Thus, choice of agent is often dependent on the patient’s side effect profile for individual drugs. Benzodiazepines are efficacious and can reduce emotional and somatic symptoms within hours. However, concerns about dependence risk has contributed to a decline in their use. Buspirone has similar efficacy to benzodiazepines without the risk of dependence but has a time to onset of approximately four weeks. As the majority of these agents are now available as generics, the worldwide market for GAD therapies was expected to reach $1.8 billion in 2023 and with an anticipated forecasted value of $4.3 billion by 2033 (https://www.futuremarketinsights.com/reports/generalized-anxiety-disorder-treatment-market).

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

The incidence of opioid use disorder (OUD) and overdose deaths have reached epidemic proportions. Opioid use disorder is typically a chronic, relapsing illness, associated with significantly increased rates of morbidity and mortality. Opioid use disorder can be related to misuse of pharmaceutical opioids, heroin, or other opioids such as fentanyl and its analogues. In 2021, 3.3% of those 12 or older in the US were estimated to have used heroin at some point in their lives, translating 9.2 million people (https://www.samhsa.gov/data/sites/default/files/reports/rpt39443/2021NSDUHFFRRev010323.pdf)., Worldwide, an estimated 60 million people engaged in non-medical opioid use in 2021 (https://www.unodc.org/res/WDR-2023/WDR23_Exsum_fin_DP.pdf, https://www.unodc.org/res/wdr2022/MS/WDR22_Booklet_3.pdf ). Correspondingly, overdose deaths involving opioids in the US increased from an estimated 70,029 in 2020 to 80,816 in 2021, representing a 15% increase.

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

The worldwide market for OUD therapies was valued at $3.5 billion in 2023 (https://www.thebusinessresearchcompany.com/report/opioid-use-disorder-oud-global-market-report#:~:text=It%20is%20distributed%20by%20hospital,and%20stores%2C%20and%20online%20pharmacies.&text=The%20opioid%20use%20disorder%20(OUD)%20market%20size%20has%20grown%20rapidly,(CAGR)%20of%2011.3%25. ) and projected to reach $8.4 billion by 2033 (https://www.futuremarketinsights.com/reports/opioid-use-disorder-treatment-market ).

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

AUD is responsible for significant mortality and morbidity. Excessive alcohol consumption is the third leading preventable cause of death in the United States directly causing approximately 85,000 deaths per year, roughly 10% of deaths among working age adults. Nearly 5% of all deaths worldwide (approximately three million each year) have been attributed to alcohol use with 5% of those specifically due to AUD. The economic cost of excessive alcohol use in the United States is estimated to be $249 billion in 20101 by the CDC. Therapeutic unmet needs are significant for AUD and the condition is frequently untreated. Psychosocial interventions can be effective for treatment but up to 70% of individuals return to heavy drinking. For patients who met DSM-IV criteria for alcohol abuse, 46% were in remission, 24% continued to meet abuse criteria, and 30% met criteria for alcohol dependence in the future. For patients who met DSM-IV criteria for alcohol dependence, 39% were in remission, 15% met criteria for abuse only, and 46% continued to meet dependence criteria.

1As of March 2023, these are the most recent data released by the CDC.

Several medications can be used to treat AUD, which can lead to reduced heavy drinking and increased days of abstinence. For most patients treated with moderate to severe alcohol use disorder, guidelines recommend first-line treatment with naltrexone (e.g. Vivitrol), an opioid antagonist. Vivitrol is an extended-release injectable naltrexone that allows for once monthly dosing that was approved in 2006. Vivitrol is priced at $~1,738/month (https://www.drugs.com/price-guide/vivitrol ) and 2023 worldwide sales have grown to $400.4 million (https://investor.alkermes.com/news-releases/news-release-details/alkermes-plc-reports-financial-results-fourth-quarter-and-year-3). The manufacturer projects Vivitrol sales will increase to $410 – 430 million in 2024 (https://investor.alkermes.com/news-releases/news-release-details/alkermes-plc-reports-financial-results-fourth-quarter-and-year-3), with patent expiry in 2029 (https://www.fdanews.com/articles/192221-alkermes-grants-amneal-generic-rights-for-vivitrol). Acamprosate (e.g. Campral) is recommended for those in whom naltrexone is contraindicated, such as those taking opioids or with acute hepatitis. Campral (Acamprosate) was approved by the FDA in 2004 and reached peak worldwide sales of $87M in 2008. Acamprosate is currently only available as generic in the US, but is still sold as branded Campral ex-US. Given the overall prevalence of AUD, these relatively low sales numbers indicate the vast majority of patients with AUD are not treated with pharmacotherapy.

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

Process Development and Manufacturing

We currently do not own any manufacturing facilities and rely on 3rd party contract manufacturers for synthesis of PT00114. We have sufficient PT00114 synthesized under current Good Manufacturing Practices (“cGMP”)   conditions to complete GLP toxicology studies and Phase 1 human clinical trials. This material is currently undergoing requisite stability and accelerated stability testing. PT00114 is highly soluble and has shown excellent preliminary stability in several storage conditions, with the material being stable for at least 12 months.

The initial dosage form developed will be a subcutaneous injection. Because PT00114 is also amenable to other routes of administration including sublingually or intra-nasally, we will be doing preliminary process work to develop these formulations, and anticipate using one of these dosage forms in later stage clinical studies.

Technology License Agreement

On July 31, 2005, the Company had entered into a Technology License Agreement (“License Agreement”) with the University of Toronto (the “University” or “UT”) pursuant to which the University agreed to license to the Company patent rights and other intellectual property, among other things (the “Technologies”). The Technology License Agreement was amended on February 18, 2015. Unless earlier terminated, the term of this License Agreement shall terminate on the expiration or invalidity of the last issued Patent in the License Agreement

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the year ended December 31, 2023   and therefore was not subject to paying any royalties.

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

Sales and Marketing

We currently have no sales, marketing or distribution capabilities. In order to commercially market PT00114 and any product candidates we develop in the future, we would either need to develop an internal sales team and marketing department or collaborate with third parties who have sales and marketing capabilities. As we commenced clinical trials in the third quarter of 2023,   we expect to seek a Market Access expert or consultancy to better understand clinician and payor dynamics in the therapeutic areas we are focused on, so that, as we begin later stage studies, we are working on a deeper commercial assessment in parallel. We have done some high-level benchmarking of pricing based on the current landscape of approved and available therapies for psychiatric disorders we are targeting, both in the generics and on-patent realms.

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

As of December 31, 2023, we have four patents issued by the Governments of the United States, Canada, European Union (validated in Germany, France and Great Britain) and Australia on our original platform technology, all of which have expired aside from the one granted in the United States. The patent applications were made in the name of Dr. David A. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT. We have eight further issued patents and five pending patent applications in related technology that the company has rights in or own.

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

As of December 31, 2023, we own or have rights in the following intellectual property:

TENEURIN C-TERMINAL ASSOCIATED PEPTIDES (TCAP) AND METHODS AND USES THEREOF*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
UNITED STATES	11/01/2004	10/510,959	01/03/2012	8,088,889	ISSUED

A METHOD FOR REGULATING NEURITE GROWTH*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
UNITED STATES	06/19/2012 (Continuation)	13/527,414	08/01/2017	9,718,857	ISSUED

A METHOD FOR MODULATING INSULIN-INDEPENDENT GLUCOSE TRANSPORT USING TENEURIN C-TERMINAL ASSOCIATED PEPTIDE (TCAP)*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
CANADA	07/21/2015	2,955,410	02/20/2024	2,955,410	ISSUED
GREAT BRITAIN	07/21/2015	1702638.6	07/21/2020	2543996	ISSUED
UNITED STATES	07/21/2015 (PCT)/ 01/17/2017(371c)	15/326,735	04/14/2020	10,617,736	ISSUED

COMPOSITIONS, METHODS AND USES FOR ENHANCING MUSCLE FUNCTION*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
US	09/26/2017(PCT) / 03/25/2019(371c)	16/336,334	09/20/2022	11,446,355	ISSUED
CA	09/26/2017	3,038,169			PENDING

COMPOSITIONS, METHODS AND USES FOR TREATING POST-TRAUMATIC STRESS DISORDER *
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
UNITED STATES	10/12/2018(PCT) /04/10/2020(371c)	11,426,444	08/30/2022	11,426,444	ISSUED
CANADA	04/14/2020	3,079,724			PENDING

COMPOSITIONS, METHODS AND USES OF A TENEURIN C-TERMINAL ASSOCIATED PEPTIDE-1 (TCAP-1) FOR TREATING OPIOID ADDICTION
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
CANADA	3/13/2019	3,093,841			PENDING
UNITED STATES	3/13/2019(PCT) / 9/11/2010 (371c)	16/980,176			PENDING
EUROPE(UPC + Switzerland, Spain, Great Britain and Ireland)	3/13/2019	19712494.4	02-08-2023	3765056	ISSUED
HONG KONG (Extended EP Application. Registration for Grant filed Feb. 1, 2024))	3/13/2019	62021035260.0			PENDING

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

Subsidiary

PTI Canada was incorporated in 2006 in the Province on Ontario, Canada. PTI Canada is a wholly-owned subsidiary of Protagenic. It provides operational support and assistance for the implementation of corporate and operational activities conducted in Canada. It also oversees and supports research and development activities conducted under auspices of UT. PTI Canada has three directors: Garo H. Armen (Chairman), Alexander K. Arrow and Vigen Nazarian. PTI Canada also has one part-time consultant, Robert Ziroyan. PTI Canada also benefits through tax incentive programs provided by the governments of Canada and the Province of Ontario. We derived credits from Canadian research and development tax credits for the years ended December 31, 2023 and 2022 of $0 and $0, respectively.

Employees

We currently have one full time and two part-time employees. We also engage consultants and temporary employees from time to time to provide services that relate to our research and development activities as well as for general administrative and accounting services. We believe that our current personnel are capable of meeting our operating requirements in the near term. We expect that as our business grows we may hire additional personnel to handle the increased demands on our operations, preclinical and clinical activities.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company had incurred significant operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $30,777,872. Based on its cash resources as of December 31, 2023, the Company has sufficient resources to fund its operations until the end of the third quarter of 2024. The consolidated financial statements included in this report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have a history of losses and expect that losses may continue in the future.

We have generated net losses since we began operations, including $5,000,497 and $3,555,505 for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $30,777,872. We have no approved products and have generated no product revenue. We expect that product development, preclinical and clinical programs will increase losses significantly over the next five years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations and our current cash position is sufficient to fund our current business plan until the third quarter of 2024. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our product development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected, and we may be unable to continue operations.

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

As of December 31, 2023, we have incurred an accumulated deficit of $30,777,872. We expect to continue to incur substantial operating losses over the next several years for the clinical development of our current and future licensed or purchased product candidates.

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

If we fail to sustain and further build our intellectual property rights, competitors will be able to take advantage of our research and development efforts to develop competing products. If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. Protagenic has obtained worldwide exclusive rights to PT00114 and related technology that was developed at UT. As of December 31, 2023, we have four patents issued by the Governments of the United States, Canada, European Union (validated in Germany, France and Great Britain) and Australia on our original platform technology, all of which have expired aside from the one in the United States. The patent applications were made in the name of Dr. David A. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT. We have eight issued patents (Canada, Great Britain, Europe (GPC and additionally validated in Switzerland, Great Britain, Ireland and Spain) and the United States and five pending patent applications in related technology that the company has rights in or own.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the United States Patent and Trademark Office (“USPTO”),   as well as other jurisdictions around the world, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Management has concluded that, during the year-ended December 31, 2023, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

Our common stock is controlled by insiders

Our officers and directors beneficially own approximately 35% of our outstanding shares of common stock. Such concentrated control of our common stock may adversely affect the price of our common stock. Investors who acquire our common stock may have no effective voice in the management of our operations. Sales by our insiders or affiliates, along with any other market transactions, could affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan. We design and assess our program based on ISO 27002 standards. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the ISO 27002 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We engage external resources that contribute to, and provide independent evaluation of, our existing cybersecurity practices and organizational risk assessment systems. We use established processes designed to identify, assess, and manage third-party service provider risks when third parties handle, possess, process, and store the Company’s material information. Our cybersecurity risk management program includes (i) a policy designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment; (ii) the use of external service providers to manage, assess, test and otherwise assist with aspects of our security controls; and (iii) a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, there can be no assurance that our cybersecurity prevention and mitigation efforts will always be successful, and it is possible that cybersecurity threats could have a material adverse effect on our business, operations, or financial condition in the future.

Governance

Our board of directors administers its cybersecurity risk oversight function through its audit committee. The audit committee is responsible for overseeing our policies, practices and assessments with respect to cybersecurity, and provides periodic updates to our board of directors. The audit committee receives periodic updates from management and our external third party information technology consultant regarding the effectiveness of the systems and processes we have implemented designed to safeguard our information assets and operational integrity from cyber threats, protect employee information from unauthorized access or attack, as well as secure our networks and systems, and regarding other cybersecurity matters, including the results from cybersecurity systems testing and any recent cybersecurity incidents and related responses. Our audit committee is also notified between such updates as soon as practicable regarding significant new cybersecurity threats or incidents. The audit committee also receives a report on cybersecurity matters and related risk exposures periodically from our Chief Financial Officer.

Item 2. Properties.

The Company does not currently own any real property. The Company leases office space for its principal executive office located at 149 Fifth Avenue, Suite 500, New York, New York 10010.

Item 3. Legal Proceedings.

From time to time we may be named in claims arising in the ordinary course of business. As of December 31, 2023, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition, and results of operations.

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

	High	Low

2022(1)
First Quarter (1)	$5.80	$3.20
Second Quarter (1)	$3.68	$2.60
Third Quarter (1)	$3.20	$2.28
Fourth Quarter (1)	$2.60	$1.40

2023(1)
First Quarter (1)	$2.36	$1.38
Second Quarter (1)	$2.21	$1.67
Third Quarter (1)	$2.19	$1.74
Fourth Quarter (1)	$1.79	$0.74

(1)	The high and low bid prices for this quarter were reported by the Nasdaq Capital Market.

Holders

As of April 1, 2024, there are approximately 3,000 record holders of our common stock and zero holders of our Series B Preferred Stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, $520,867 in principal and interest were converted to 104,173 shares of the Company’s common stock.

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

During the year ended December 31, 2023, we incurred a loss from operations of $4,526,974 as compared to $3,557,788 for the year ended December 31, 2022. The increase in the loss is due to an increase in research and development expense of $1,730,628 from $1,589,239 for the year ended December 31, 2022 to $3,319,867 for the year ended December 31, 2023, offset by a decrease in general and administrative expenses of $761,442 from $1,968,549 for the year ended December 31, 2022 to $1,207,107 for the year ended December 31, 2023. The increase in research and development expense is due to additional cost related to the Company’s continued research and development efforts. The decrease in general and administrative expenses was due to lower stock compensation expense in the current year.

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

In June 2021, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities, warrants, or units from time to time for an aggregate initial offering price of up to $100.0 million. In July 2021, we entered into an At Market Issuance Agreement, or the ATM Agreement, with B. Riley Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC, or the Sales Agents, under which we may issue and sell from time to time up to $10.0 million of our common stock through or to the Sales Agents, as agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company has not yet sold any shares under the ATM Agreement. Therefore, as of December 31, 2023, $10.0 million of our common stock remained available for sale under the Sales Agreement.

Operating activities used $3,703,776 and $1,993,814 in cash for the years ended December 31, 2023 and 2022, respectively. The use of cash in operating activities during the year ended December 31, 2023, primarily comprised of $5,000,497 net loss, $666,828 in stock compensation expense, a decrease in prepaid expenses and other current assets of $87,086, amortization of debt discount of $85,770, and a $6,326 decrease of accounts payable and accrued expenses, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $4,775,482 and used $1,596,974 in cash for the years ended December 31, 2023 and 2022, respectively. The cash provided by investing activities during the year ended December 31, 2023 consisted of $7,689,507 from the sale of marketable securities, $2,764,250 in the purchase of marketable securities, and $149,775 in the purchase in fixed assets.

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of December 31, 2023, we had cash of $1,287,893 and working capital of $3,544,785.

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

Development Milestones Currently Anticipated

Recent communications with the U.S. FDA has resulted in following revised guidance for clinical timelines.

●	The Company in the process of refiling its IND application for PT00114 addressing the questions raised by regulators.

●	Anticipate Q2 2024 Public availability of results from single dose portion of Phase I study for PT00114 Anticipate Q2 2024 Commence multiple dose portion of Phase I study for PT00114

●	Anticipate Q2 2024 Public availability of results from multiple dose portion of Phase I study for PT00114

●	Anticipate Q3 2024 : Initiation of Phase IIa study for PT00114

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

As of December 31, 2023, management has completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of GAAP. Management identified the following material weaknesses and concluded that the internal controls over financial reporting were not effective.

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

During the quarter ended December 31, 2023, the Company analyzed and documenting accounting policies and procedures. In addition, management implemented certain policies and procedures but concluded that material weaknesses still exist and that such controls are not effective under the COSO framework. These material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

(c) Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Nasdaq Deficiency Notice

On Tuesday, November 21, 2023, Protagenic Therapeutics, Inc. (“the Company”) received a deficiency letter (the “Notification Letter”) from the Nasdaq Listing Qualifications (“Nasdaq”) stating that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company no longer meets the minimum bid price requirement. The Notification Letter had no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market. The common stock continued to trade on the Nasdaq Capital Market under the symbol “PTIX”.

On March 19, 2024, the Company received written notice from the Nasdaq Listing Qualifications Department (the “Staff”) that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) by maintaining a minimum closing bid price of the Company’s common stock of at least $1.00 per share for the last ten consecutive trading days, from March 5, 2024 to March 18, 2024, and that this matter is now closed. As previously reported, on November 21, 2023, Nasdaq notified the Company that, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share requirement for 30-consecutive business in violation of the Minimum Bid Price Requirement.

Rule 10b5-1 Plans

During the period from October 1, 2023 to December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

[Not applicable].

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information with respect to our executive officers and directors.

Name	Age	Position(s)
Garo H. Armen	71	Executive Chairman of the Board of Directors
Alexander K. Arrow	53	Chief Financial Officer
Robert B. Stein	73	Director, Chief Medical Officer
Andrew Slee	74	Chief Operating Officer
Khalil Barrage	59	Director
Timothy Wright	66	Director
Brian Corvese	66	Director
Jennifer Buell	49	Director

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

Alexander K. Arrow, M.D., CFA, Chief Financial Officer. Dr. Arrow became our Chief Financial Officer in February 2016. Dr. Arrow is the Chief Financial Officer of Strateos, Inc., a company that provides drug discovery automation solutions to the pharmaceutical industry, and serves on the Board of Insightful Instruments, Inc., an ophthalmology company developing a novel tool for refractive (vision correction) surgery. From 2019 through 2022 he was the Chief Financial Officer of Carlsmed, Inc, a spinal implant manufacturer that combined personalized medicine and 3D printing with lumbar fusion implants. He previously served on the Boards of Zelegent, Inc., a medical device company selling a minimally-invasive snoring alleviation tool, Paragonix Technologies, the supplier of the leading solid organ transportation device and Neumedicines, Inc., a company developing protein therapeutics in Oncology, Hematology and Immunology. Dr. Arrow served as a director and as Chairman of the Audit and Compensation Committees of Biolase, Inc. (NASDAQ: BIOL) from 2010 through 2014, and served as the President and Chief Operating Officer. Biolase, Inc. is the leading manufacturer of dental lasers. Before Biolase, he was the Chief Medical and Strategic Officer of Circuit Therapeutics, Inc., in the field of optogenetics. From 2007 through 2012, Dr. Arrow was the Chief Financial Officer of Arstasis, Inc., a cardiology device manufacturer. From 2002 to 2007, he headed medical technology equity research at the global investment bank Lazard Capital markets, LLC. Dr. Arrow spent two years 1999-2001 as Chief Financial Officer of the Patent & License Exchange Inc., and three years as the life sciences research analyst at Wedbush Morgan Securities. Dr. Arrow received his CFA in 1999. He was awarded an M.D. from Harvard Medical School in 1996 and a B.A. in Biophysics, magna cum laude, from Cornell University in 1992.

Robert B. Stein, MD, PhD., Director, Chief Medical Officer, joined us effective the closing of the Merger in February, 2016. Dr. Robert B. Stein retired as President of R&D at Agenus Inc. in April 2017. He continues as Senior Advisor, R&D for both Agenus, Inc. and its cell therapy partially-owned subsidiary MiNK Therapeutics (Nasdaq: INKT). Dr. Robert B. Stein lead Agenus’ Research, Preclinical Development and Translational Medicine functions. He helps shape clinical development strategy for vaccines and adjuvants. Additionally, he lead integration of the 4-Antibody, PhosImmune, and Xoma Pilot Plant acquisitions, which includes the company’s fully human antibody drug discovery and optimization technology platform, and portfolio of immune checkpoint antibody programs. Over his 35 years of experience in the biopharmaceutical industry he played a pivotal role in bringing to the market Sustiva®, Fablyn®, Viviant®, PanRetin®, TargRetin®, Promacta® and Eliquis®. Prior to joining Agenus, he held executive management positions at Ligand Pharmaceuticals, DuPont Merck, Incyte Pharmaceuticals, Roche Palo Alto and KineMed. Dr. Stein began his career at Merck, Sharp and Dohme. He holds an MD and a PhD in Physiology & Pharmacology from Duke University. Dr. Stein filed a personal voluntary bankruptcy petition under Chapter 7 in August of 2012 and the bankruptcy was discharged in May 2013.

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

Timothy Wright, Director, joined us on November 23, 2022, filling the open board seat vacated by Joshua Silverman. Mr. Wright was the Chief Executive Officer of MiMedX Group, Inc., a position he held from May 2019 through September 2022. MiMedX is an advanced wound care and emerging therapeutic biologics company. He is currently the senior advisor to the Wake Forest Institute of Regenerative Medicine and a Director of BIORG , a human organoid development company. Mr. Wright also currently serves on the board of directors of Agenus Inc., which he has served on since 2006. Mr. Wright also serves as a Partner at Signal Hill Advisors, LLC, a position he has held since February 2011. In addition, Mr. Wright serves as Chairman of The Ohio State University Comprehensive Cancer Center Drug Development Institute and Director of the Ohio State University Innovation Foundation. Mr. Wright previously held several executive roles at Covidien (now Medtronic), Teva Pharmaceuticals Industries Ltd., DuPont Merck, Elan Bio-Pharmaceuticals, M2Gen Corp. and Curaxis Pharmaceuticals Corporation. As our Lead Director, Mr. Wright brings 32 years of experience on boards of companies in North America, Europe, Asia and Japan.

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

Director Independence

Each of Messrs. Corvese, Wright, and Barrage are “independent” members of our board of directors as “independence” is defined in Nasdaq Marketplace Rule 5605(a)(2).

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

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will nominate individuals to be elected to the full board by our stockholders. The Nominating and Corporate Governance Committee will determine the slate of director nominees for election to the Board, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stockholders. The Nominating and Corporate Governance Committee shall be comprised on two or more directors who shall be appointed annually and subject to removal by the Board at any time. Each member of the Nominating and Corporate Governance Committee may or may not meet the independence requirements of The NASDAQ Stock Market, LLC and SEC regulations. Messrs. Wright (Committee Chairperson), and Mr. Corvese comprise the Nominating and Corporate Governance Committee.

Science Committee. The Science Committee will meet regularly to review the strategic direction being taken by Management with respect to developing the Company’s scientific assets. A key function of the Science Committee is to ensure that the Company is targeting disease indications for its drug candidates that take full advantage of the drug candidates’ potential, within the constraints of the working capital available to the Company. This process is expected to continually necessitate difficult choices concerning how many disease targets to pursue. The Science Committee will be directly responsible for the appointment, compensation and oversight of the Company’s top scientific staff. The Science Committee will review and approve all major contractual agreements with contract research organizations. Each member of the Science Committee may or may not meet the independence requirements of The NASDAQ Stock Market, LLC and SEC regulations Drs. Stein (Committee Chairperson), Buell, and Armen comprise the Science Committee.

Clinical and Regulatory Committee: The Clinical and Regulatory committee will meet at least once per year to review progress of the clinical trial programs of the Company. The Clinical and Regulatory committee was created in July 2020 and Dr. Jennifer Buell was appointed as its chair. Each member of the Clinical and Regulatory Committee may or may not meet the independence requirements of The NASDAQ Stock Market, LLC and SEC regulations. Drs. Buell (Chair), Armen, and Stein comprise the Clinical and Regulatory Committee.

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

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for fiscal years ended December 31, 2023 and 2022.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Garo H. Armen,	2023	0	0	0	$0	0	0	0	$0
Chairman	2022	0	0	0	$0	0	0	0	$0

Alexander K. Arrow,	2023	$150,000	$0	$0	$0	$0	$0	0	$150,000
Chief Financial Officer	2022	$150,000	$0	$0	$0	$0	$0	0	$150,000

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

Consulting Agreements

Andrew Slee, PhD, Chief Operating Officer. In December 2020, we entered into a consulting agreement with Dr. Slee to act as our Chief Operating Officer. We granted Dr. Slee (i) 25,000 options on April 15, 2016, at an exercise price of $5.00 per option, (ii) 18,750 options on October 16, 2017, at an exercise price of $7.00 per option, (iii) 18,750 options on July 18, 2020, at an exercise price of $7.00 per option, (iv) 37,500 options on February 13, 2020, at an exercise price of $7.00 per option, and (v) 12,500 options on February 25, 2021, at an exercise price of $22.40.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

Equity Compensation Plan Information

Plan category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,300,032	$12.34	1,279,181

Equity compensation plans not approved by security holders	0	0	0

Total	2,300,032	$12.34	1,279,181

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

In addition, the 2016 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2016 Plan on January 1 of each year during the period beginning January 1, 2017, and ending on (and including) January 1, 2026. The annual increase in the number of shares shall be equal to (i) five point five percent (5.5%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) with respect to shares of common stock which may be issued under the 2016 Plan other than in respect to Incentive Stock Options, the difference between (x) eighteen percent (18%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the 2016 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards) if such amount is greater than the amount determined in (i) immediately above; provided, however, that our Board may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of common stock than would otherwise occur. On January 1, 2017, 2019, and 2020, each year 141,095 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. On January 1, 2021, 142,457 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. On January 1, 2022, 184,260 additional shares of common stock are available for issuance under the 2016 Plan as a result of operation of the evergreen provision: (a) 141,070 shares resulting from operation of the evergreen provision in 2019, which were never previously registered and (b) 43,191 shares resulting from operation of the evergreen provision in 2022. On January 1, 2023, 184,594 additional shares of common stock are available for issuance under the 2016 Plan as a result of operation of the evergreen provision resulting from operation of the evergreen provision in 2022.

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

Option Grants and Stock Awards

As of December 31, 2023, we had outstanding stock options to purchase 1,357,466 shares at an average exercise price of approximately $7.39 per share. Included in the total outstanding stock options were 0 stock options granted under the 2006 Plan in 2023 and 0 nonqualified stock options granted under the 2016 Plan in 2023 to our executive officers.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2023.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Garo H. Armen (1)	125,000	-	$5.00	April 15, 2026

Garo H. Armen (2)	62,500	-	$7.00	October 16, 2027

Garo H. Armen (3)	75,000	-	$7.00	February 13, 2030

Alexander K. Arrow (4)	25,000	-	$5.00	February 12, 2026

Alexander K. Arrow (4)	35,000	-	$5.00	April 15, 2026

Alexander K. Arrow (5)	18,750	-	$7.00	October 16, 2027

Alexander K. Arrow (6)	10,417	-	$4.00	February 1, 2029

Alexander K. Arrow (7)	30,000	-	$7.00	February 13, 2030

Alexander K. Arrow (8)	46,874	-	$7.00	February 13, 2030

Alexander K. Arrow (9)	31,250	-	$7.00	July 18, 2030

Andrew Slee (10)	25,000	-	$5.00	April 15, 2026

Andrew Slee (11)	18,750	-	$7.00	October 16, 2027

Andrew Slee (12)	34,375	3,125	$7.00	February 13, 2030

Andrew Slee (13)	15,625	3,125	$7.00	July 18, 2030

Andrew Slee (14)	8,854	3,646	$22.40	February 25, 2031

Robert B. Stein (15)	50,000	-	$5.00	January 22, 2030

Robert B. Stein (16)	10,000	-	$5.00	April 15, 2026

Robert B. Stein (17)	50,000	-	$7.00	October 16, 2027

Robert B. Stein (18)	37,500	-	$7.00	February 13, 2030

Robert B. Stein (19)	8,854	3,646	$22.40	February 25, 2031

(1)	Dr. Armen was granted a 125,000 share option grant on April 15, 2016

(2)	Dr. Armen was granted a 62,500 share option grant on October 16, 2017.

(3)	Dr. Armen was granted a 75,000 share option grant on February 13, 2020.

(4)	Dr. Arrow was granted a 25,000 share option grant on February 12, 2016, and a 35,000 share option grant on April 15, 2016

(5)	Dr. Arrow was granted a 18,750 share option grant on October 16, 2017.

(6)	Dr. Arrow was granted a 10,417 share option grant on February 1, 2019.

(7)	Dr. Arrow was granted a 30,000 share option grant on February 13, 2020.

(8)	Dr. Arrow was granted a 46,874 share option grant on February 13, 2020.

(9)	Dr. Arrow was granted a 31,250 share option grant on July 18, 2020.

(10)	Dr. Slee was granted a 25,000 shares option grant on April 15, 2016.

(11)	Dr. Slee was granted a 18,750 shares option grant on October 16, 2017.

(12)	Dr. Slee was granted a 37,500 shares option grant on February 13, 2020.

(13)	Dr. Slee was granted a 18,750 shares option grant on July 18, 2020.

(14)	Dr. Slee was granted a 12,500 shares option grant on February 25, 2021.

(15)	Dr. Stein was granted a 50,000 shares option grant on January 22, 2015.

(16)	Dr. Stein was granted a 10,000 shares option grant on April 15, 2016.

(17)	Dr. Stein was granted a 50,000 shares option grant on October 16, 2017.

(18)	Dr. Stein was granted a 37,500 shares option grant on February 13, 2020.

(19)	Dr. Stein was granted a 12,500 shares option grant on February 25, 2021.

For Drs. Armen and Arrow, following a qualified Change of Control, a resignation for Good Reason, or an involuntary termination other than For Cause, 100% of the executives’ then-unvested options shall become immediately vested.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Stock as of April 1, 2024, unless otherwise indicated, by (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) each director of the Company, (3) the Company’s current executive officers, and (4) all current directors and executive officers of the Company as a group. The persons and entities named in the table have sole voting and investment power with respect to all such shares owned by them, unless otherwise indicated.

Name and address of Beneficial Owner*	Amount and Nature of Beneficial Ownership		Percent of Class

Garo H. Armen(1)	1,000,989	(2)	21%

Robert B. Stein(1)	158,906	(3)	3%

Khalil Barrage(1)	196,255	(4)	4%

Alexander K. Arrow(1)	244,773	(5)	5%

Brian J. Corvese(1)	54,479	(6)	1%

David A. Lovejoy	144,275	(7)	3%

Jennifer Buell(1)	76,563	(8)	2%

Andrew Slee(1)	110,859	(9)	2%

All directors and executive officers as a group (7 persons)	1,846,991	(10)	35%

* Address for each party listed in the above table is c/o Protagenic Therapeutics, Inc., 149 Fifth Avenue, Suite 500, New York, NY 10010.

(1) Executive officer and/or director.

(2) Includes 738,489 shares of common stock. Also includes options to purchase 266,667 shares of common stock at an exercise price of $1.74, $5.00 or $7.00 per share. Does not include options to purchase 245,833 shares that are not exercisable within 60 days of the date of this report.

(3) Represents options to purchase 158,906 shares of common stock at an exercise price of $1.74, $5.00, $7.00, or $22.40 per share. Does not include options to purchase 76,094 shares that are not exercisable within 60 days of the date of this report.

(4) Includes 150,880 shares of common stock and options to purchase 45,375 shares of common stock at an exercise price of $1.74, or $14.60 per share. Does not include options to purchase 22,125 shares that are not exercisable within 60 days of the date of this report.

(5) Includes 45,815 shares of common stock and Includes options to purchase 198,958 shares of common stock at an exercise price of $1.74, $4.00, $5.00 or $7.00 per share. Does not include options to purchase 98,333 shares that are not exercisable within 60 days of the date of this report.

(6) Includes options to purchase 54,479 shares of common stock at an exercise price of $7.00 per share. Does not include options to purchase 43,021 shares that are not exercisable within 60 days of the date of this report.

(7) Includes 37,200 shares of common stock and options to purchase 107,075 shares of common stock in the aggregate with an exercise price ranging from $4.00, $5.00, or $7.00 per share.

(8) Includes options to purchase 76,568 shares of common stock at an exercise price of $1.74, $7.00 or $22.40 per share. Does not include options to purchase 84,688 shares of common stock that are not exercisable within 60 days of the date of this report.

(9) Includes options to purchase 110,859 shares of common stock at an exercise price of $1.74, $5.00, $7.00, or $22.40 per share. Does not include options to purchase 106,641 shares of common stock that are not exercisable within 60 days of the date of this report.

(10) Includes options to purchase 911,807 shares of common stock.

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

2019-2020 Convertible Note Offering

Garo H. Armen and Khalil Barrage invested $200,000 and $200,000, respectively, in the Convertible Note Offering on the same terms as all other Investors. These options were converted as of December 31, 2023.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees for services provided and reasonably expected to be billed by Malone Bailey LLP. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2023 and 2022.

	Fiscal Year 2023	Fiscal Year 2022
Audit fees	$100,000	$85,000
Audit-related fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-

Total	$100,000	$85,000

Audit Fees: For the fiscal years ended December 31, 2023 and 2022, the aggregate audit fees billed by our independent auditors were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Audit-Related Fees: Audit-related fees are for assurance and other activities not explicitly related to the audit of our financial statements.

Tax Fees: For the fiscal years ended December 31, 2023 and 2022, there were no tax fees, respectively.

All Other Fees: For the fiscal years ended December 31, 2023 and 2022, there were no other fees, respectively

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

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining MaloneBailey, LLP’s independence and has determined that such services for fiscal years 2023 and 2022,   respectively, were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016).

3.2	Certificate of Designations, Powers, Preferences and Other Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2016.)

3.3	Second Amended and Restated Bylaws Protagenic Therapeutics, Inc., (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 1, 2018).

4.1	Description of Securities*

4.2	Form of Warrant of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(i)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on May 17, 2011. (Incorporated by reference to Exhibit 4.3(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(ii)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on February 18, 2013 (Incorporated by reference to Exhibit 4.3(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(i)	Warrant of Protagenic Therapeutics, Inc. issued to Gregory H. Ekizian on July 7, 2011. (Incorporated by reference to Exhibit 4.4(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(ii)	Warrant of Protagenic Therapeutics, Inc. issued to PENSCO Trust Company, FBO Gregory H. Ekizian on February 18, 2013. (Incorporated by reference to Exhibit 4.4(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.5 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016).

10.1	Employment Agreement, effective January 1, 2014 between Protagenic Therapeutics Canada (2006) Inc. and Dr. Robert Ziroyan (Incorporated by reference to Exhibit 10.12 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.2	Consulting Agreement, effective December 18, 2020, between Protagenic Therapeutics Inc. and Dr. Andrew Slee. (Incorporated by reference to Exhibit 10.2 to Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.)* **

10.3	Consulting Agreement, as amended, between Protagenic Therapeutics Canada (2006) Inc. and Dr. Dalia Barsyte (Incorporated by reference to Exhibit 10.13 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.4	Amended and Restated Consulting Agreement, effective December 18, 2020, between Protagenic Therapeutics Inc. and Dr. Robert B. Stein. (Incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.)* **

10.5	Protagenic Therapeutics, Inc. 2006 Employee, Director and Consultant Stock Plan (Incorporated by reference to Exhibit 10.16 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.6	Form of Nonqualified Stock Option Award Agreement under the 2006 Employee, Director and Consultant Stock Plan. (Incorporated by reference to Exhibit 10.17 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.) **

10.7(i)	Technology License Agreement, effective July 21, 2005, between The University of Toronto Innovations Foundation and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.7(ii)	First Amendment to Technology License Agreement, effective February 18, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8(i)	Sponsored Research Agreement, effective April 1, 2014, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8(ii)	Amendment to the Sponsored Research Agreement, effective April 1, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.9	Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)**

10.10	Form of Incentive Stock Option Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.11	Form of Nonqualified Stock Option Grant Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.12	Form of Convertible Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

10.13	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

10.14	Form of Guaranty (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

14.1	Protagenic Therapeutics, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

14.2	Protagenic Therapeutics, Inc. Guideline on Significant Corporate Governance Issues (incorporated by reference to Exhibit 14.2 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

14.3	Protagenic Therapeutics, Inc. Process for Security Holder Communications with Directors (incorporated by reference to Exhibit 14.3 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

21.1	Subsidiaries *

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*.

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)*.

97*	Protagenic Therapeutics, Inc. Policy on Recovery of Erroneously Awarded Compensation

99.1	Audit Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017*.

99.2	Compensation Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017*.

99.3	Governance and Nominating Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017*.

99.4	Science Committee Charter adopted by the Board of Directors of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 29, 2020)

[100.1]	[XBRL-related documents]

[101.1]	[Interactive Data Files]

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Designates management contracts and compensation plans
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGENIC THERAPEUTICS, INC.

Date:	April 1 ,2024	By:	/s/ Garo H. Armen
Garo H. Armen
Chairman (Principal Executive Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Garo H. Armen	Director and Chairman of the Board	April 1 ,2024
Garo H. Armen	(Principal Executive Officer)

/s/ Alexander K. Arrow	Chief Financial Officer	April 1 ,2024
Alexander K. Arrow	(Principal Financial Officer)

/s/ Robert B. Stein	Director	April 1 ,2024
Robert B. Stein

/s/ Khalil Barrage	Director	April 1 ,2024
Khalil Barrage

/s/ Brian J. Corvese	Director	April 1 ,2024
Brian J. Corvese

/s/ Timothy Wright	Director	April 1 ,2024
Timothy Wright

/s/ Jennifer Buell	Director	April 1 ,2024
Jennifer Buell

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Protagenic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protagenic Therapeutics, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2017.
Houston, Texas
April 1, 2024

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS

Cash	$1,287,893	$215,189
Marketable securities	2,768,119	7,763,517
Prepaid expenses	144,025	56,939

TOTAL CURRENT ASSETS	4,200,037	8,035,645

Equipment - net	123,332	1,775

TOTAL ASSETS	$4,323,369	$8,037,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$439,757	$669,704
Accounts payable and accrued expenses - related party	215,495	105,928
PIK convertible notes payable, net of debt discount	-	150,591
PIK convertible notes payable, net of debt discount - related parties	-	193,639

TOTAL CURRENT LIABILITIES	655,252	1,119,862

TOTAL LIABILITIES	655,252	1,119,862

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; none shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value;18,000,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2023, and December 31, 2022	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 4,435,132 and 4,321,315 shares issued and outstanding at December 31, 2023, and December 31, 2022	444	434
Additional paid-in-capital	34,559,091	33,371,406
Accumulated deficit	(30,777,872)	(25,777,375)
Accumulated other comprehensive loss	(113,546)	(676,907)

TOTAL STOCKHOLDERS’ EQUITY	3,668,117	6,917,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,323,369	$8,037,420

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2023	2022
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	$3,319,867	$1,589,239
General and administrative	1,207,107	1,968,549

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	4,526,974	3,557,788

LOSS FROM OPERATIONS	(4,526,974)	(3,557,788)

OTHER INCOME

Interest income	264,476	185,790
Interest expense	(107,682)	(137,456)
Realized loss on marketable securities	(630,317)	(46,051)
TOTAL OTHER INCOME	(473,523)	2,283

LOSS BEFORE TAX	(5,000,497)	(3,555,505)

INCOME TAX EXPENSE	-	-

NET LOSS	$(5,000,497)	$(3,555,505)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized gain (loss) on marketable securities	16,848	(421,738)
Reclassification of realized losses on debt securities	489,120	-
Foreign exchange translation income (loss)	57,393	(6,820)

TOTAL COMPREHENSIVE LOSS	$(4,437,136)	$(3,984,063)

Net loss per common share - Basic and Diluted	$(1.15)	$(0.82)

Weighted average common shares - Basic and Diluted	4,344,580	4,317,875

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2023 and 2022

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

BALANCE -December 31, 2021	-	$-	4,302,403	$432	$32,411,742	$(22,221,870)	$(248,349)	$9,941,955

Foreign currency translation loss	-	-	-	-	-	-	(6,820)	(6,820)
Unrealized loss on marketable securities	-	-	-	-	-	-	(421,738)	(421,738)
Stock compensation - stock options	-	-	-	-	844,248	-	-	844,248
Stock compensation - warrants	-	-	-	-	20,433	-	-	20,433
Conversion of notes and interest	-	-	18,912	2	94,983	-	-	94,985

Net loss	-	-	-	-	-	(3,555,505)	-	(3,555,505)

BALANCE -December 31, 2022	-	$-	4,321,315	$434	$33,371,406	$(25,777,375)	$(676,907)	$6,917,558

Foreign currency translation gain	-	-	-	-	-	-	57,393	57,393
Unrealized gain on marketable securities	-	-	-	-	-	-	16,848	16,848
Reclassification of realized losses on debt securities	-	-	-	-	-	-	489,120	489,120
Stock compensation - stock options	-	-	-	-	666,828	-	-	666,828
Conversion of notes and interest	-	-	104,173	10	520,857	-	-	520,867
Rounding from reverse split	-	-	9,644	-	-	-	-	-

Net loss	-	-	-	-	-	(5,000,497)	-	(5,000,497)

BALANCE -December 31, 2023	-	$-	4,435,132	$444	$34,559,091	$(30,777,872)	$(113,546)	$3,668,117

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,000,497)	$(3,555,505)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	28,218	30
Stock-based compensation	666,828	864,681
Realized loss on sale of marketable securities	630,317	46,051
Amortization of debt discount	85,770	110,797
Changes in operating assets and liabilities
Prepaid expenses	(87,086)	631,728
Accounts payable and accrued expenses	(27,326)	(91,596)

NET CASH USED IN OPERATING ACTIVITIES	(3,703,776)	(1,993,814)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of marketable securities	7,689,507	1,632,901
Purchase of marketable securities	(2,764,250)	(34,122)
Purchase of fixed assets	(149,775)	(1,805)

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,775,482	1,596,974

Effect of exchange rate changes on cash	998	70,858

NET CHANGE IN CASH	1,072,704	(325,982)

CASH, BEGINNING OF THE PERIOD	215,189	541,171

CASH, END OF THE PERIOD	$1,287,893	$215,189

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for conversion of notes and interest	$520,867	$94,985
Unrealized gain or loss on marketable securities	$16,848	$421,738

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. & SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Based on its cash resources and positive working capital as of December 31, 2023, the Company does not have sufficient resources to fund its operations past end of the third quarter of 2024. The positive working capital as of December 31, 2023 was due to funds raised by the Company from its equity offering during the year ended December 31, 2021. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2024. Because the Company has insufficient resources on hand to fund operations through the next twelve months from the date these consolidated financial statements are available to be issued, the Company believes that there is substantial doubt in its ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of December 31, 2023, the Company has   bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Funds held in the Company’s marketable securities are not insured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and December 31, 2022 the Company did not have any cash equivalents.

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

During the year ended December 31, 2023 the Company purchased $2,764,250 and sold $7,689,507 in marketable securities with a realized loss of $630,317, which includes a $489,120 reclassification of realized losses from other comprehensive income, and an unrealized gain of $16,848. As of December 31, 2023 and December 31, 2022, the Company owned marketable securities with a total fair value of $2,768,119 and $7,763,517, respectively.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment and lab equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was $28,218 and $30 for the years ended December 31, 2023 and 2022.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2023.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$2,768,119	$2,768,119	$—	$—	$2,768,119

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2022.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$7,763,517	$7,763,517	$—	$—	$7,763,517

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

	Potentially Outstanding Dilutive Common Shares
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Conversion Feature Shares

Stock Options	1,357,466	1,357,466

Warrants	942,566	1,537,158

Convertible Notes	-	86,000

Total potentially outstanding dilutive common shares	2,300,032	2,980,624

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

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of operations and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of operations and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the consolidated statements of operations and comprehensive loss.

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

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company believes the adoption of this ASU will not have a material impact on its financial statements.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	December 31, 2023	December 31, 2022

Accounting	$36,750	$36,750
Research and development	498,366	557,934
Legal	6,334	25,462
Other	113,802	155,486
Total	$655,252	$775,632

NOTE 5 – NOTE PAYABLE AND CONVERTIBLE NOTE PAYABLE (PIK NOTES)

Convertible Notes Payable

During the years ended December 31, 2023 and 2022, the Company amortized $79,409   and $110,797 of the debt discount, respectively. At December 31, 2023 and December 31, 2022, the Company had an unamortized debt discount of 0 and $79,409, respectively.

As of December 31, 2023 and December 31, 2022, the Company owes $0 and $230,000 on the outstanding Convertible Notes, respectively. These convertible notes that were outstanding during the year had a maturity date of November 6, 2023.

On November 6, 2023, five notes with a total principal of $230,000 and accrued interest of $48,966 was converted into 55,793 shares of common stock.

Convertible Notes Payable – Related Parties

During the years ended December 1, 2023 and 2022, the Company amortized $6,361   and $7,490 of the debt discount, respectively. At December 31, 2023 and December 31, 2022, the Company had an unamortized debt discount of $0 and $6,361, respectively.

As of December 31, 2023 and December 31, 2022, the Company owes $0 and $200,000 on the outstanding Convertible Notes, respectively. These convertible notes that were outstanding during the year had a maturity date of November 6, 2023.

On November 6, 2023, three notes with a total principal of $200,000 and accrued interest of $41,901 was converted into 48,380 shares of common stock.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2023, the Company issued 9,644 shares of common stock for rounding of shares related to the Reverse Split.

During the years ended December 31, 2022, the Company issued 18,912 shares of common stock for the conversion of notes and interest.

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. Due to an annual “evergreen” provision in the 2016 Plan, the number of shares reserved for future grants was increased by 186,594 and 184,260 in 2023 and 2022, respectively. As a result of these increases, as of December 31, 2023 and December 31, 2022, the aggregate number of shares of common stock available for awards under the 2016 Plan was 1,279,181 shares and 1,543,872 shares, respectively.   Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 1,357,466 options outstanding as of December 31, 2023. During the year ended December 31, 2023, the Company issued no options.

There were 1,357,466 options outstanding as of December 31, 2022. The fair value of each stock option granted during the year ended December 31, 2022 was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$4.84
Expected dividend yield	0%
Risk free interest rate	1.73%
Expected life in years	10
Expected volatility	146%

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Stock Options
Outstanding December 31, 2021	1,380,216	$7.36	6.32
Granted	12,500	4.84	9.02
Expired	(35,250)	6.09	-
Exercised	-	-	-
Outstanding December 31, 2022	1,357,466	$7.39	5.41
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding December 31, 2023	1,357,466	$7.39	4.49

A summary of the status of the Company’s nonvested options as of December 31, 2023, and changes during the years ended December 31, 2023 and 2022, is presented below:

Nonvested Options	Options	Weighted-Average Exercise Price
Nonvested at December 31, 2021	202,583	$12.32
Granted	12,500	4.84
Vested	(96,896)	10.44
Forfeited	-	-
Nonvested at December 31, 2022	118,187	$13.07
Granted	-	-
Vested	(68,355)	11.87
Forfeited	-	-
Nonvested at December 31, 2023	49,832	$14.72

As of December 31, 2023, the Company had 1,357,466 shares issuable under options outstanding at a weighted average exercise price of $7.39 and an intrinsic value of $0.

The total number of options granted during the year   ended December 31, 2023 and 2022 was 0 and 12,500, respectively. The exercise price for these options was $4.84 per share.

The Company recognized compensation expense related to options issued of $666,828 and $844,248 for the years ended December 31, 2023 and 2022, respectively, in which $206,104 and $747,830 is included in general and administrative expenses and $460,724 and $96,418 in research and development expenses, respectively. For the years ended December 31, 2023 and 2022, $6,852 and $182,748 of the stock compensation was related to employees and $659,976 and $661,500 was related to non-employees, respectively.

As of December 31, 2023, the unamortized stock option expense was $676,415 with $2,284 being related to employees and $674,131 being related to non-employees. As of December 31, 2023, the weighted average period for the unamortized stock compensation to be recognized is 3.55 years.

Warrants:

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants

Outstanding December 31, 2021	1,533,158	$13.52	3.15
Granted	4,000	5.00	4.02
Expired	-	-	-
Exercised	-	-	-
Outstanding December 31, 2022	1,537,158	$13.49	2.15
Granted	-	-	-
Expired	(594,592)	4.00	-
Exercised	-	-	-
Outstanding December 31, 2023	942,566	$19.47	2.31

As of December 31, 2023, the Company had 942,566 shares issuable under warrants outstanding at a weighted average exercise price of $19.47 and an intrinsic value of $0.

The Company recognized compensation expense related to warrants issued of $0 and $20,433 during the years ended December 31, 2023 and 2022, respectively.

NOTE 7 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto (the “University”) entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism” (the “New Project”). The New Project is to perform research related to work done by Dr. David A. Lovejoy, a professor at the University and stockholder of the Company, in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, Dr. Lovejoy entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2016. In February 2017, the New Research Agreement was extended to December 31, 2017. The extension allowed for further development of the technologies and use of their applications. On April 10, 2018, the agreement was amended and the research agreement has been further extended to December 31, 2023. As of the dated of this filing, this agreement has not been extended.

Prior to January 1, 2016, the University has been granted 6,250 stock options which are fully vested at the exercise price of $4.00 exercisable over a ten year period which ended on April 1, 2022. As of December 31, 2023, Dr. David Lovejoy of the University has been granted 138,325 stock options, of which 106,658 are fully vested and 31,250 have expired. These have an exercise price of $4.00, $5.00 or $7.00 and are exercisable over a period ranging from 10 to 13 years.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $28,645 for the years ended December 31, 2023 and 2022, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the years ended December 31, 2023 and 2022 and therefore was not subject to paying any royalties.

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

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company incurred $149,509   and $105,928 in expenses related to these services during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, the outstanding balance owed to Agenus Inc. is $150,296 and $105,928, respectively.

During the year ended December 31, 2022, the Company engaged CTC North, GmbH (“CTC”) to perform research and development services. CTC is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc, CTC’s parent company. The total commitment for this agreement is $1.3 million. The Company incurred $106,754 and $105,801 in expenses related to these services during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, there is $65,199   and $0 owed to CTC in connection with this agreement, respectively.

NOTE 10 – INCOME TAXES

The components of loss before income taxes are as follows:

	2023	2022
Domestic	(4,998,066)	(3,522,834)
Foreign	(2,431)	(32,671)
Loss before income taxes	(5,000,497)	(3,555,505)

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2023 and 2022.

For the years ended December 31, 2023 and 2022, a reconciliation of the Company’s effective tax rate to the statutory U.S. Federal rate is as follows:

	2023	2022
Income taxes at Federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of Federal income tax effect	(8.9)%	(8.8)%
Perm difference	0.0%	0.0%
Foreign tax rate differential	(0.1)%	(0.2)%
Change in valuation allowance	30.0%	30.0%
Other	0.0%	0.0%
Income tax provision	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	2023	2022
U.S. net operating loss carryforwards	4,940,000	3,620,000
Stock compensation	2,131,000	1,931,000
Canadian Provincial income tax losses	-	7,000
	7,071,000	5,558,000
Valuation allowance	(7,071,000)	(5,558,000)
Net deferred tax assets	-	-

As of December 31, 2023 the Company had federal net operating loss carryforwards (“NOL”) of approximately $15.2 million. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The federal net operating losses generated prior to 2018 of $0.1 million will expire at various dates through 2037. As of December 31, 2023 and 2022, the Company had state and local net operating loss carryforwards of approximately $13,975,000 and $9,568,000, respectively, to reduce future state tax liabilities also through 2035.

As of December 31, 2023 and 2022, the Company had Canadian NOL of approximately $1,415,000 and $1,413,000 respectively. The Canadian losses expire in stages beginning in 2026. As of December 31, 2023 and 2022, the Company also has unclaimed Canadian federal scientific research and development investment tax credits, which are available to reduce future federal taxes payable of approximately $0 and $0 respectively.

As a result of losses and uncertainty of future profit, the net deferred tax asset has been fully reserved. The net change in the valuation allowance during the years ended December 31, 2023 and 2022 was an increase of $1,513,000 and $137,000, respectively.

Foreign earnings are assumed to be permanently reinvested. U.S. Federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The Company recognizes interest and penalties related to uncertain tax positions in selling, general and administrative expenses. The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2023 and 2022.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2018.

NOTE 11 – SUBSEQUENT EVENTS

On January 8, 2024, the Company issued 20,750 options to purchase the Company’s common stock to employees and consultants. These options have an exercise price of $0.84 and expire in 10 years from issuance. These options vest over 48 months.

On March 25, 2024, the Company issued 717,000 options to purchase the Company’s common stock to employees and consultants. These options have an exercise price of $1.74 and expire in 10 years from issuance. These options vest between 24 and 48 months with 55,000 options to vest upon achievement of certain performance conditions.

On February 12, 2024, the Company entered into a consulting agreement. As part of this agreement the Company agrees to pay $5,000 per month and issue 4,400 options to purchase the Company’s common stock. These options have an exercise price of $5.00 and expire in 10 years from issuance. These options vest over three months.

