Form 10-K/A
period 2023-12-31
Protagenic Therapeutics, Inc.\new
filed 2024-05-14
CIK 1022899

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTAGENIC THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

EXPLANATORY NOTE

On April 23, 2024, Protagenic Therapeutics, Inc. (the “Company”) filed Amendment No. 1 ( “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2023 (the “Original Filing”) to correct an inadvertent error in the Original Filing. Exhibit 32.1 (Certification Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002) was inadvertently omitted from the filed version of the Original Filing. This Amended 10-K (“Amendment No. 2”) now amends the Exhibit Index required by Part IV, Item 15 of the Annual Report in order to, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, file currently dated certifications of the Company’s principal executive officer and principal financial officer as Exhibits 31.1 and 31.2 (which were not currently dated in Amendment No. 1) as well as a currently dated Exhibit 32.1.

No attempt has been made in this Amendment No. 2 to otherwise modify or update the other disclosures presented in the Original Filing. This Amendment No. 2 does not reflect events occurring after the Original Filing (i.e., those events occurring after April 1, 2024) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016).

3.2	Certificate of Designations, Powers, Preferences and Other Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2016.)

3.3	Second Amended and Restated Bylaws Protagenic Therapeutics, Inc., (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 1, 2018).

4.1	Description of Securities (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024)

4.2	Form of Warrant of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(i)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on May 17, 2011. (Incorporated by reference to Exhibit 4.3(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(ii)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on February 18, 2013 (Incorporated by reference to Exhibit 4.3(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(i)	Warrant of Protagenic Therapeutics, Inc. issued to Gregory H. Ekizian on July 7, 2011. (Incorporated by reference to Exhibit 4.4(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(ii)	Warrant of Protagenic Therapeutics, Inc. issued to PENSCO Trust Company, FBO Gregory H. Ekizian on February 18, 2013. (Incorporated by reference to Exhibit 4.4(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.5 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016).

10.1	Employment Agreement, effective January 1, 2014 between Protagenic Therapeutics Canada (2006) Inc. and Dr. Robert Ziroyan (Incorporated by reference to Exhibit 10.12 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.2	Consulting Agreement, effective December 18, 2020, between Protagenic Therapeutics Inc. and Dr. Andrew Slee. (Incorporated by reference to Exhibit 10.2 to Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.)* **

10.3	Consulting Agreement, as amended, between Protagenic Therapeutics Canada (2006) Inc. and Dr. Dalia Barsyte (Incorporated by reference to Exhibit 10.13 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.4	Amended and Restated Consulting Agreement, effective December 18, 2020, between Protagenic Therapeutics Inc. and Dr. Robert B. Stein. (Incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.)* **

10.5	Protagenic Therapeutics, Inc. 2006 Employee, Director and Consultant Stock Plan (Incorporated by reference to Exhibit 10.16 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.6	Form of Nonqualified Stock Option Award Agreement under the 2006 Employee, Director and Consultant Stock Plan. (Incorporated by reference to Exhibit 10.17 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.) **

10.7(i)	Technology License Agreement, effective July 21, 2005, between The University of Toronto Innovations Foundation and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.7(ii)	First Amendment to Technology License Agreement, effective February 18, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8(i)	Sponsored Research Agreement, effective April 1, 2014, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8(ii)	Amendment to the Sponsored Research Agreement, effective April 1, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.9	Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)**

10.10	Form of Incentive Stock Option Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.11	Form of Nonqualified Stock Option Grant Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.12	Form of Convertible Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

10.13	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

10.14	Form of Guaranty (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

14.1	Protagenic Therapeutics, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

14.2	Protagenic Therapeutics, Inc. Guideline on Significant Corporate Governance Issues (incorporated by reference to Exhibit 14.2 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

14.3	Protagenic Therapeutics, Inc. Process for Security Holder Communications with Directors (incorporated by reference to Exhibit 14.3 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024)

31.1*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

97	Protagenic Therapeutics, Inc. Policy on Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024)

99.1	Audit Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017 (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024).

99.2	Compensation Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017 (Incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024).

99.3	Governance and Nominating Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017 (Incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024).

99.4	Science Committee Charter adopted by the Board of Directors of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 29, 2020)

[100.1]	[XBRL-related documents]

[101.1]	[Interactive Data Files]

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Designates management contracts and compensation plans
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGENIC THERAPEUTICS, INC.

Date:	May 13, 2024	By:	/s/ Garo H. Armen
Garo H. Armen
Chairman (Principal Executive Officer and Duly Authorized Officer)

Date:	May 13, 2024	By:	/s/ Alexander K. Arrow
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

