Form 10-Q
period 2024-03-31
Protagenic Therapeutics, Inc.\new
filed 2024-05-15
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

☐ Yes ☒ No

As of May 13, 2024 there were 4,435,132 shares of common stock, $0.0001 par value per share, outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2024	December 31, 2023

ASSETS

CURRENT ASSETS

Cash	$831,778	$1,287,893
Marketable securities	1,592,025	2,768,119
Prepaid expenses	43,994	144,025

TOTAL CURRENT ASSETS	2,467,797	4,200,037

Equipment - net	110,761	123,332

TOTAL ASSETS	$2,578,558	$4,323,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$365,686	$439,757
Accounts payable and accrued expenses - related party	80,409	215,495

TOTAL CURRENT LIABILITIES	446,095	655,252

TOTAL LIABILITIES	446,095	655,252

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; none shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value;18,000,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2024, and December 31, 2023	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,435,132 and 4,435,132 shares issued and outstanding at March 31, 2024, and December 31, 2023	444	444
Additional paid-in-capital	34,720,952	34,559,091
Accumulated deficit	(32,502,166)	(30,777,872)
Accumulated other comprehensive loss	(86,767)	(113,546)

TOTAL STOCKHOLDERS’ EQUITY	2,132,463	3,668,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,578,558	$4,323,369

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended March 31,
	2024	2023
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	$1,460,746	$348,031
General and administrative	277,613	391,263

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	1,738,359	739,294

LOSS FROM OPERATIONS	(1,738,359)	(739,294)

OTHER INCOME

Interest income	13,867	56,893
Interest expense	-	(31,263)
Realized gain (loss) on marketable securities	198	(4,432)
TOTAL OTHER INCOME	14,065	21,198

LOSS BEFORE TAX	(1,724,294)	(718,096)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,724,294)	$(718,096)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized gain on marketable securities	26,587	47,677
Foreign exchange translation income	192	467

TOTAL COMPREHENSIVE LOSS	$(1,697,515)	$(669,952)

Net loss per common share - Basic and Diluted	$(0.39)	$(0.17)

Weighted average common shares - Basic and Diluted	4,435,132	4,317,875

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024 and 2023

(unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

BALANCE – December 31, 2022	-	$-	4,321,315	$434	$33,371,406	$(25,777,375)	$(676,907)	$6,917,558

Foreign currency translation gain	-	-	-	-	-	-	467	467
Unrealized gain on marketable securities	-	-	-	-	-	-	47,677	47,677
Stock compensation - stock options	-	-	-	-	166,707	-	-	166,707
Rounding from reverse split	-	-	9,644	-	-	-	-	-

Net loss	-	-	-	-	-	(718,096)	-	(718,096)

BALANCE – March 31, 2023	-	$-	4,330,959	$434	$33,538,113	$(26,495,471)	$(628,763)	$6,414,313

BALANCE – December 31, 2023	-	$-	4,435,132	$444	$34,559,091	$(30,777,872)	$(113,546)	$3,668,117
Foreign currency translation gain	-	-	-	-	-	-	192	192
Unrealized gain on marketable securities	-	-	-	-	-	-	26,587	26,587
Stock compensation - stock options	-	-	-	-	161,861	-	-	161,861

Net loss	-	-	-	-	-	(1,724,294)	-	(1,724,294)

BALANCE -March 31, 2024	-	$-	4,435,132	$444	$34,720,952	$(32,502,166)	$(86,767)	$2,132,463

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,724,294)	$(718,096)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	12,572	90
Stock-based compensation	161,861	166,707
Realized (gain) loss on sale of marketable securities	(198)	4,432
Amortization of debt discount	-	24,901
Changes in operating assets and liabilities
Prepaid expenses	100,031	42,920
Accounts payable and accrued expenses	(209,157)	107,212

NET CASH USED IN OPERATING ACTIVITIES	(1,659,185)	(371,834)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of marketable securities	1,500,000	294,669
Purchase of marketable securities	(297,120)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,202,880	294,669

Effect of exchange rate changes on cash	190	467

NET CHANGE IN CASH	(456,115)	(76,698)

CASH, BEGINNING OF THE PERIOD	1,287,893	215,189

CASH, END OF THE PERIOD	$831,778	$138,491

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Unrealized gain on marketable securities	$26,587	$47,677

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Based on its cash resources and positive working capital as of March 31, 2024, the Company does not have sufficient resources to fund its operations past end of the third quarter of 2024. The positive working capital as of March 31, 2024 was due to funds raised by the Company from its equity offering during the year ended December 31, 2021. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2024. Because the Company has insufficient resources on hand to fund operations through the next twelve months from the date these consolidated financial statements are available to be issued, the Company believes that there is substantial doubt in its ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2023 and 2022. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2023, which contain the audited financial statements and notes thereto, for the years ended December 31, 2023 and 2022 included within the Company’s Form 10-K filed with the SEC on April 1, 2024. The interim results for the period ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of March 31, 2024, the Company has bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Funds held in the Company’s marketable securities are not insured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023 the Company did not have any cash equivalents.

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

During the three months ended March 31, 2024 the Company purchased $297,120 and sold $1,500,000 in marketable securities with a realized gain of $198 and an unrealized gain of $26,587. As of March 31, 2024 and December 31, 2023, the Company owned marketable securities with a total fair value of $1,592,025 and $2,768,119, respectively.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment and lab equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was $12,572 and $90 for the three months ended March 31, 2024 and 2023, respectively.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of March 31, 2024.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$1,592,025	$1,592,025	$—	$—	$1,592,025

The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2023.

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total
Marketable securities	$2,768,119	$2,768,119	$—	$—	$2,768,119

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

	Potentially Outstanding Dilutive Common Shares
	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Conversion Feature Shares

Stock Options	1,959,741	1,357,466

Warrants	942,566	1,055,066

Convertible Notes	-	86,000

Total potentially outstanding dilutive common shares	2,902,307	2,498,532

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company is continuing to evaluate the impact of adopting this new guidance but does not expect it to have a material impact on the Company’s financial statements.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	March 31, 2024	December 31, 2023

Accounting	$57,350	$36,750
Research and development	265,873	498,366
Legal	13,922	6,334
Other	108,950	113,802
Total	$446,095	$655,252

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2023, the Company issued 9,644 shares of common stock for rounding of shares related to the Reverse Split.

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. Due to an annual “evergreen” provision in the 2016 Plan, the number of shares reserved for future grants was increased by 196,857, 186,594 and 184,260 in 2024, 2023 and 2022, respectively. As a result of these increases, as of March 31, 2024 and December 31, 2023, the aggregate number of shares of common stock available for awards under the 2016 Plan was 873,763   shares and 1,279,181 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 1,959,741 options outstanding as of March 31, 2024. During the three months ended March 31, 2024, the Company issued 742,150 options.

There were 1,357,466 options outstanding as of December 31, 2023.

The fair value of each stock option granted during the three months ended March 31, 2024 was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$0.84-$5.00
Expected dividend yield	0%
Risk free interest rate	4.01%-4.25%
Expected life in years	10
Expected volatility	213-215%

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Stock Options
Outstanding December 31, 2023	1,357,466	$7.39	4.49
Granted	742,150	1.73	9.98
Expired	(139,875)	5.94	-
Exercised	-	-	-
Outstanding March 31, 2024	1,959,741	$5.35	6.50

A summary of the status of the Company’s nonvested options as of March 31, 2024, and changes during the three months ended March 31, 2024,   is presented below:

Nonvested Options	Options	Weighted-Average Exercise Price
Nonvested at December 31, 2023	49,832	$14.72
Granted	742,150	1.73
Vested	(16,961)	11.27
Forfeited	-	-
Nonvested at March 31, 2024	775,021	$2.36

As of March 31, 2024, the Company had 1,959,741 shares issuable under options outstanding at a weighted average exercise price of $5.35 and an intrinsic value of $26,053.

The Company recognized compensation expense related to options issued of $161,861 and $166,707 for the three months ended March 31, 2024 and 2023, respectively, in which $52,360 and $51,526 is included in general and administrative expenses and $109,501 and $115,181 in research and development expenses, respectively. For the three months ended March 31, 2024 and 2023, $637 and $1,713 of the stock compensation was related to employees and $161,224 and   $164,994 was related to non-employees, respectively.

As of March 31, 2024, the unamortized stock option expense was $1,777,138 with $727,677 being related to employees and $1,049,461   being related to non-employees. As of March 31, 2024, the weighted average remaining vesting period for the unamortized stock compensation to be recognized is 2.86 years.

On January 8, 2024, the Company issued 20,750 options to purchase the Company’s common stock to consultants and an employee. These options have an exercise price of $0.84 and expire in 10 years from issuance. These options vest over 48 months.

On February 12, 2024, the Company entered into a consulting agreement. As part of this agreement the Company agrees to pay $5,000 per month and issue 4,400 options to purchase the Company’s common stock. These options have an exercise price of $5.00 and expire in 10 years from issuance. These options vest over three months.

On March 25, 2024, the Company issued 717,000 options to purchase the Company’s common stock to officers, board of directors and consultants. These options have an exercise price of $1.74 and expire in 10 years from issuance. These options vest between 24 and 48 months with 160,000 options to vest upon achievement of certain performance conditions.

Warrants:

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants

Outstanding December 31, 2023	942,566	$19.47	2.31
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding March 31, 2024	942,566	$19.47	2.06

As of March 31, 2024, the Company had 942,566 shares issuable under warrants outstanding at a weighted average exercise price of $19.47 and an intrinsic value of $0.

The Company recognized compensation expense related to warrants issued of $0 and $0 during the three ended March 31, 2024 and 2023, respectively.

NOTE 6 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto (the “University”) entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism” (the “New Project”). The New Project is to perform research related to work done by Dr. David A. Lovejoy, a professor at the University and stockholder of the Company, in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, Dr. Lovejoy entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2016. In February 2017, the New Research Agreement was extended to December 31, 2017. The extension allowed for further development of the technologies and use of their applications. On April 10, 2018, the agreement was amended and the research agreement has been further extended to March 31, 2024. As of the dated of this filing, this agreement has not been extended.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the three months ended March 31, 2024 and 2023, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three months ended March 31, 2024 and 2023 and therefore was not subject to paying any royalties.

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

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company incurred $0 and $0   in expenses related to these services during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the outstanding balance owed to Agenus Inc. is $0 and $150,296, respectively.

During the year ended December 31, 2022, the Company engaged CTC North, GmbH (“CTC”) to perform research and development services. CTC is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc, CTC’s parent company. The total commitment for this agreement is $1.3 million. The Company incurred $0 and $91,544 in expenses related to these services during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, there is $80,409 and $80,409 owed to CTC in connection with this agreement, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on form 10-K for the year ended December 31, 2023, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

During the three months ended March 31, 2024, we incurred a loss from operations of $1,738,359 as compared to $739,294   for the three months ended March 31, 2023. The increase in the loss is from an increase in research and development expense of $1,112,715 from $348,031 for the three months ended March 31, 2023   to $1,460,746 for the three months ended March 31, 2024 offset by a decrease in general and administrative expenses of $113,650 from $391,263 for the three months ended March 31, 2023 to $277,613 for the three months ended March 31, 2024.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these costs relate to paying external vendors such as Contract Research Organizations, peptide synthesizer companies, and new drug development. As of March 31, 2024, we had cash of $831,778 and working capital of $2,021,702. We anticipate further losses from the development of our business. Based on its cash resources as of March 31, 2024, the Company does not have sufficient resources to fund its operations past the end of the third quarter of 2024. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2024. Because of these factors, the Company believes that there is substantial doubt in the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating activities used $1,659,185 and $371,834 in cash for the three months ended March 31, 2024 and 2023, respectively. The use of cash in operating activities during the three months ended March 31, 2024, primarily comprised of $1,724,294 net loss, $161,861 in stock compensation expense, a decrease in prepaid expenses of $100,031, and a $209,157 decrease of accounts payable and accrued expenses, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $1,202,880 and $294,669 in cash during the three months ended March 31, 2024 and 2023, respectively. The cash provided by investing activities was from $1,500,000 sale of marketable securities, offset by $297,120 used in the purchase of marketable securities the three months ended March 31, 2024.

There was no cash used in or provided by financing activities for the three months ended March 31, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of March 30, 2024. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. Investing in our securities involves a high degree of risk. You should carefully consider the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024, together with the information contained elsewhere in this report, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our securities.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

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

May 15, 2024	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

