Form 10-Q
period 2024-09-30
Protagenic Therapeutics, Inc.\new
filed 2024-11-14
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

As of November 11, 2024 there were 6,794,821 shares of common stock, $0.0001 par value per share, outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2024	December 31, 2023

ASSETS

CURRENT ASSETS

Cash	$1,055,805	$1,287,893
Marketable securities	-	2,768,119
Prepaid expenses	366,904	144,025

TOTAL CURRENT ASSETS	1,422,709	4,200,037

Equipment - net	85,618	123,332

TOTAL ASSETS	$1,508,327	$4,323,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$669,079	$424,547
Accounts payable and accrued expenses - related party	120,241	230,705

TOTAL CURRENT LIABILITIES	789,320	655,252

TOTAL LIABILITIES	789,320	655,252

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; none shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value;18,000,000 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2024, and December 31, 2023	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,804,947 and 4,435,132 shares issued and outstanding at September 30, 2024, and December 31, 2023	481	444
Additional paid-in-capital	35,598,247	34,559,091
Accumulated deficit	(34,749,473)	(30,777,872)
Accumulated other comprehensive loss	(130,248)	(113,546)

TOTAL STOCKHOLDERS’ EQUITY	719,007	3,668,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,508,327	$4,323,369

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	$324,352	$1,124,030	$2,981,498	$2,051,685
Research and development – related party	39,832	-	57,481	256,755
General and administrative	287,882	307,682	1,018,793	1,006,308

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	652,066	1,431,712	4,057,772	3,314,748

LOSS FROM OPERATIONS	(652,066)	(1,431,712)	(4,057,772)	(3,314,748)

OTHER (EXPENSE) INCOME

Interest income	11,281	69,218	34,439	210,819
Interest expense	-	(31,957)	-	(94,830)
Realized gain (loss) on marketable securities	-	(23,175)	51,732	(146,554)
Gain on settlement of accrued liabilities	-	21,000	-	21,000

TOTAL OTHER INCOME (EXPENSES)	11,281	35,086	86,171	(9,565)

LOSS BEFORE TAX	(640,785)	(1,396,626)	(3,971,601)	(3,324,313)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(640,785)	$(1,396,626)	$(3,971,601)	$(3,324,313)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized gain (loss) on marketable securities	-	(34,463)	26,587	55,503
Reclassification of realized losses on debt securities	-	-	(43,434)	-
Foreign exchange translation income (loss)	(88)	3,187	145	3,667

TOTAL COMPREHENSIVE LOSS	$(640,873)	$(1,427,902)	$(3,988,303)	$(3,265,143)

Net loss per common share - Basic and Diluted	$(0.14)	$(0.32)	$(0.89)	$(0.77)

Weighted average common shares - Basic and Diluted	4,529,096	4,330,959	4,469,501	4,328,123

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

BALANCE – December 31, 2022	-	$-	4,321,315	$434	$33,371,406	$(25,777,375)	$(676,907)	$6,917,558

Foreign currency translation gain	-	-	-	-	-	-	467	467
Unrealized gain on marketable securities	-	-	-	-	-	-	47,677	47,677
Stock compensation - stock options	-	-	-	-	166,707	-	-	166,707
Rounding from reverse split	-	-	9,644	-	-	-	-	-

Net loss	-	-	-	-	-	(718,096)	-	(718,096)

BALANCE – March 31, 2023	-	$-	4,330,959	$434	$33,538,113	$(26,495,471)	$(628,763)	$6,414,313

Foreign currency translation gain	-	-	-	-	-	-	13	13
Unrealized gain on marketable securities	-	-	-	-	-	-	42,289	42,289
Stock compensation - stock options	-	-	-	-	166,707	-	-	166,707

Net loss	-	-	-	-	-	(1,209,591)	-	(1,209,591)

BALANCE – June 30, 2023	-	$-	4,330,959	$434	$33,704,820	$(27,705,062)	$(586,461)	$5,413,731

Foreign currency translation gain	-	-	-	-	-	-	3,187	3,187
Unrealized loss on marketable securities	-	-	-	-	-	-	(34,463)	(34,463)
Stock compensation - stock options	-	-	-	-	166,707	-	-	166,707

Net loss	-	-	-	-	-	(1,396,626)	-	(1,396,626)

BALANCE – September 30, 2023	-	$-	4,330,959	$434	$33,871,527	$(29,101,688)	$(617,737)	$4,152,536

BALANCE - December 31, 2023	-	-	4,435,132	444	34,559,091	(30,777,872)	(113,546)	3,668,117

Foreign currency translation gain	-	-	-	-	-	-	192	192
Unrealized gain on marketable securities	-	-	-	-	-	-	26,587	26,587
Stock compensation - stock options	-	-	-	-	161,861	-	-	161,861

Net loss	-	-	-	-	-	(1,724,294)	-	(1,724,294)

BALANCE - March 31, 2024	-	-	4,435,132	444	34,720,952	(32,502,166)	(86,767)	2,132,463

Foreign currency translation gain	-	-	-	-	-	-	41	41
Reclassification of realized losses on debt securities	-	-	-	-	-	-	(43,434)	(43,434)
Stock compensation - stock options	-	-	-	-	265,439	-	-	265,439
Stock issued for cash	-	-	32,134	3	44,528	-	-	44,531

Net loss	-	-	-	-	-	(1,606,522)	-	(1,606,522)

BALANCE -June 30, 2024	-	$-	4,467,266	$447	$35,030,919	$(34,108,688)	$(130,160)	$792,518

Foreign currency translation loss	-	-	-	-	-	-	(88)	(88)
Stock compensation - stock options	-	-	-	-	250,403	-	-	250,403
Stock issued for cash			337,681	34	316,925			316,959

Net loss						(640,785)		(640,785)

BALANCE - September 30, 2024	-	$-	4,804,947	$481	$35,598,247	$(34,749,473)	$(130,248)	$719,007

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,971,601)	$(3,324,313)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	37,715	1,600
Stock-based compensation	677,703	500,121
Realized (gain) loss on sale of marketable securities	(51,732)	146,554
Amortization of debt discount	-	75,533
Gain on settlement of accrued liabilities	-	(21,000)
Changes in operating assets and liabilities
Prepaid expenses	(222,879)	(47,137)
Accounts payable and accrued expenses	244,532	(11,542)
Accounts payable and accrued expenses – related party	(110,464)	120,842

NET CASH USED IN OPERATING ACTIVITIES	(3,396,726)	(2,559,342)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of marketable securities	3,100,000	2,566,192
Purchase of marketable securities	(297,120)	(12,979)
Purchase of fixed assets	-	(55,806)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,802,880	2,497,407

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of shares from offering, net of offering costs	361,490	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	361,490	-

Effect of exchange rate changes on cash	268	78

NET CHANGE IN CASH	(232,088)	(61,857

CASH, BEGINNING OF THE PERIOD	1,287,893	215,189

CASH, END OF THE PERIOD	$1,055,805	$153,332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Unrealized gain on marketable securities	$26,587	$55,503

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Based on its cash resources and positive working capital as of September 30, 2024, the Company does not have sufficient resources to fund its operations past twelve months from the date these consolidated financial statements are available to be issued. The positive working capital as of September 30, 2024 was due to funds raised by the Company from its equity offering during the year ended December 31, 2021. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2025. Because the Company has insufficient resources on hand to fund operations through the next twelve months from the date these consolidated financial statements are available to be issued, the Company believes that there is substantial doubt in its ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2024 and 2023. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2023, which contain the audited financial statements and notes thereto, for the years ended December 31, 2023 and 2022 included within the Company’s Form 10-K filed with the SEC on April 1, 2024 and 10-K/A filed with the SEC on May 14, 2024. The interim results for the period ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

Reclassification

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to presenting “Research and development with related parties” as a separate line item in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of September 30, 2024, the Company has bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023 the Company did not have any cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had cash of $1,055,805 and $1,287,893, respectively.

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

During the three months ended September 30, 2024 the Company purchased $0 and sold $0 in marketable securities with a realized gain of $0 and an unrealized loss of $0. During the nine months ended September 30, 2024 the Company purchased $297,120 and sold $3,100,000 in marketable securities with a realized gain of $51,732 and an unrealized gain of $26,587. As of September 30, 2024 and December 31, 2023, the Company owned marketable securities with a total fair value of $0 and $2,768,119, respectively.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment and lab equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was $12,571 and $1,419 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $37,715 and $1,600 for the nine months ended September 30, 2024 and 2023, respectively.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of September 30, 2024.

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

	Potentially Outstanding Dilutive Common Shares
	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Conversion Feature Shares

Stock Options	1,959,741	1,357,466

Warrants	942,566	1,055,066

Convertible Notes	-	86,000

Total potentially outstanding dilutive common shares	2,902,307	2,498,532

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at:

	September 30, 2024	December 31, 2023

Accounting	$71,700	$36,750
Research and development	608,985	498,366
Legal	-	6,334
Other	108,635	113,802
Total	$789,320	$655,252

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2024, the Company issued 361,490 shares of common stock for cash.

During the nine months ended September 30, 2023, the Company issued 9,644 shares of common stock for rounding of shares related to the Reverse Split.

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. Due to an annual “evergreen” provision in the 2016 Plan, the number of shares reserved for future grants was increased by 196,857, 186,594 and 184,260 in 2024, 2023 and 2022, respectively. As a result of these increases, as of September 30, 2024 and December 31, 2023, the aggregate number of shares of common stock available for awards under the 2016 Plan was 873,763 shares and 1,279,181 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 1,959,741 options outstanding as of September 30, 2024. During the three and nine months ended September 30, 2024, the Company issued 0 options and 742,150 options, respectively. During the three and nine months ended September 30, 2023, the Company issued no options.

There were 1,357,466 options outstanding as of December 31, 2023.

The fair value of each stock option granted during the nine months ended September 30, 2024 was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$0.84-$5.00
Expected dividend yield	0%
Risk free interest rate	4.01%-4.25%
Expected life in years	10
Expected volatility	213-215%

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Stock Options
Outstanding December 31, 2023	1,357,466	$7.39	4.39
Granted	742,150	1.73	9.48
Expired	(146,125)	5.85	-
Exercised	-	-	-
Outstanding September 30, 2024	1,953,491	$5.36	6.02

A summary of the status of the Company’s nonvested options as of September 30, 2024, and changes during the nine months ended September 30, 2024 is presented below:

Nonvested Options	Options	Weighted-Average Exercise Price
Nonvested at December 31, 2023	49,832	$14.72
Granted	742,150	1.73
Vested	(164,412)	4.43
Forfeited	-	-
Nonvested at September 30, 2024	627,570	$2.06

As of September 30, 2024, the Company had 1,953,491 shares issuable under options outstanding at a weighted average exercise price of $5.36 and an intrinsic value of $0.

The Company recognized compensation expense related to options issued of $250,403 and $166,707 for the three months ended September 30, 2024 and 2023, respectively, in which $124,570 and $51,526 is included in general and administrative expenses and $125,833 and $115,181 in research and development expenses, respectively. For the three months ended September 30, 2024 and 2023, $61,765 and $1,713 of the stock compensation was related to employees and $188,638 and $164,994 was related to non-employees, respectively.

The Company recognized compensation expense related to options issued of $677,703 and $500,121 for the nine months ended September 30, 2024 and 2023, respectively, in which $308,025 and $154,578 is included in general and administrative expenses and $369,678 and $345,543 in research and development expenses, respectively. For the nine months ended September 30, 2024 and 2023, $124,359 and $5,140 of the stock compensation was related to employees and $553,344 and $494,981 was related to non-employees, respectively.

As of September 30, 2024, the unamortized stock option expense was $1,261,950 with $595,816 being related to employees and $666,134 being related to non-employees. As of September 30, 2024, the weighted average remaining vesting period for the unamortized stock compensation to be recognized is 2.86 years.

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

Warrants:

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants

Outstanding December 31, 2023	942,566	$19.47	2.31
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding September 30, 2024	942,566	$19.47	1.56

As of September 30, 2024, the Company had 942,566 shares issuable under warrants outstanding at a weighted average exercise price of $19.47 and an intrinsic value of $0.

The Company recognized compensation expense related to warrants issued of $0 and $0 during the three ended September 30, 2024 and 2023, respectively. The Company recognized compensation expense related to warrants issued of $0 and $0 during the nine ended September 30, 2024 and 2023, respectively.

NOTE 6 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto (the “University”) entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism” (the “New Project”). The New Project is to perform research related to work done by Dr. David A. Lovejoy, a professor at the University and stockholder of the Company, in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, Dr. Lovejoy entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2016. In February 2017, the New Research Agreement was extended to December 31, 2017. The extension allowed for further development of the technologies and use of their applications. On April 10, 2018, the agreement was amended and the research agreement has been further extended to September 30, 2024. As of the dated of this filing, this agreement has not been extended.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the three months ended September 30, 2024 and 2023, respectively. The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $27,216 for the nine months ended September 30, 2024 and 2023, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three and nine months ended September 30, 2024 and 2023 and therefore was not subject to paying any royalties.

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

Notice of Delisting

On July 24, 2024, the Company received a deficiency letter (the “Notification Letter”) from the Nasdaq Listing Qualifications (“Nasdaq”) stating that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company no longer meets the minimum bid price requirement. The Notification Letter has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market and, at this time, the common stock will continue to trade on the Nasdaq Capital Market under the symbol “PTIX”.

The Notification Letter states that the Company has 180 calendar days, or until January 20, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the Company’s closing bid price of the Company’s common stock must have a closing bid price of at least $1.00 for a minimum of ten consecutive business days.

The letter further states that in the event the Company does not regain compliance by January 20, 2025, the Company may be eligible for an additional 180 days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second compliance period, Nasdaq will provide written notification to the Company that its common stock is subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company is provided free office space consisting of a conference room by the Company Executive Chairman, Dr. Armen. The Company does not pay any rent for the use of this space. This space is used for quarterly board meetings and our annual shareholder meeting.

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company incurred $39,832 and $0 in expenses related to these services during the three months ended September 30, 2024 and 2023, respectively. The Company incurred $57,481 and $150,000 in expenses related to these services during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the outstanding balance owed to Agenus Inc. is $39,832 and $150,296, respectively.

During the year ended December 31, 2022, the Company engaged CTC North, GmbH (“CTC”) to perform research and development services. CTC is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc, CTC’s parent company. The total commitment for this agreement is $1.3 million. The Company incurred $0 and $0 in expenses related to these services during the three months ended September 30, 2024 and 2023, respectively. The Company incurred $0 and $106,755 in expenses related to these services during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, there is $80,409 and $80,409 owed to CTC in connection with this agreement, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On October 29, 2024, Protagenic Therapeutics, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers in a private placement, 1,948,295 shares of the Company’s common stock (the “Shares”), par value $0.0001 per share (“Common Stock”), series A common stock purchase warrants (the “Series A Common Stock Warrants”) to purchase an aggregate of 1,948,295 shares of Common Stock (the “Series A Common Stock Warrant Shares”) with an exercise price of $0.64 per share (subject to adjustment as described therein), which are exercisable on the trading day immediately following the Stockholder Approval Date (as defined in the Purchase Agreement) for a term of eighteen (18) months from the Stockholder Approval Date (as defined in the Purchase Agreement), and series B common stock purchase warrants (the “Series B Common Stock Warrants”) to purchase an aggregate of 1,948,295 shares of Common Stock (the “Series B Common Stock Warrant Shares”) with an exercise price of $0.64 per share (subject to adjustment as described therein), which are exercisable on the trading day immediately following the Stockholder Approval Date for a term of five (5) years from the Stockholder Approval Date. As used herein, the Series A Common Stock Warrants and the Series B Common Stock Warrants are sometimes referred to collectively as the “Common Stock Warrants”. Such private placement is referred to herein as the “Transaction.” The purchase price of each Share and associated Common Stock Warrants was $0.64 ($0.89 in the case of insiders).

Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”), acted as sole placement agent for the Transaction. The Company issued to Brookline or its designees warrants (the “Placement Agent Warrants”) to purchase up to 129,489 shares of Common Stock at an exercise price equal to $0.64 per share. The Placement Agent Warrants are exercisable immediately upon issuance and on or before the Termination Date (as defined in the Placement Agent Warrants).

The Purchase Agreement closed on November 4, 2024. The Company sold (a) 1,948,295 shares of Common Stock, (b) series A common stock purchase warrants to purchase an aggregate of 1,948,295 shares of Common Stock, (c) series B common stock purchase warrants to purchase an aggregate of 1,948,295 shares of Common Stock and (d) placement agent warrants to purchase an aggregate of 129,489 shares of Common Stock. The gross proceeds from the Transaction were approximately $1.275 million, before deducting fees and other offering expenses payable by the Company.

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

During the three months ended September 30, 2024, we incurred a loss from operations of $652,066 as compared to $1,431,712 for the three months ended September 30, 2023. The decrease in the loss is from a decrease in research and development expense of $799,678 from $1,124,030 for the three months ended September 30, 2023 to $324,352 for the three months ended September 30, 2024, a decrease in general and administrative expenses of $19,800 from $307,682 for the three months ended September 30, 2023 to $287,882 for the three months ended September 30, 2024, offset by an increase in research and development expenses from related parties of $39,832 from $0 for the three months ended September 30, 2023 to $39,832 for the three months ended September 30, 2024.

During the nine months ended September 30, 2024, we incurred a loss from operations of $4,057,772 as compared to $3,314,748 for the nine months ended September 30, 2023. The increase in the loss is from an increase in research and development expense of $929,813 from $2,051,685 for the nine months ended September 30, 2023 to $2,981,498 for the nine months ended September 30, 2024, an increase in general and administrative expenses of $12,485 from $1,006,308 for the nine months ended September 30, 2023 to $1,018,793 for the nine months ended September 30, 2024, offset by a decrease in research and development expenses from related parties of $199,274 from $256,755 for the nine months ended September 30, 2023 to $57,481 for the nine months ended September 30, 2024.

The increase in R&D expense is due to our clinical trials moving forward causing an increase in related expenses. This increase has been the primary driver of our increased loss from operations for both the three and nine months ended September 30, 2024 compared to the same period for 2023.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these costs relate to paying external vendors such as Contract Research Organizations, peptide synthesizer companies, and new drug development. As of September 30, 2024, we had cash of $1,055,805 and working capital of $633,389. We anticipate further losses from the development of our business. Based on its cash resources as of September 30, 2024, the Company does not have sufficient resources to fund its operations past twelve months from the date these consolidated financial statements are available to be issued. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2025. Because of these factors, the Company believes that there is substantial doubt in the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating activities used $3,396,726 and $2,559,342 in cash for the nine months ended September 30, 2024 and 2023, respectively. The use of cash in operating activities during the nine months ended September 30, 2024, primarily comprised of $3,971,601 net loss, $37,715 in depreciation expense, $677,703 in stock compensation expense, realized gain on sale of marketable securities of $51,732, a decrease in prepaid expenses of $222,879, and a $134,068 increase of accounts payable and accrued expenses for both related parties and non-related parties, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $2,802,880 and $2,497,407 in cash during the nine months ended September 30, 2024 and 2023, respectively. The cash provided by investing activities was from $3,100,000 sale of marketable securities, offset by $297,120 used in the purchase of marketable securities the nine months ended September 30, 2024.

Financing activities provided $361,490 and $0 in cash during the nine months ended September 30, 2024 and 2023, respectively. The cash provided by financing activities was from the sale of common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of September 30, 2024. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

November 14, 2024	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

