Form 10-K
period 2024-12-31
Protagenic Therapeutics, Inc.\new
filed 2025-03-31
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024, based on a closing price as reported on the Nasdaq Capital Market of $0.905 was approximately $4,042,876.

As of March 31, 2025, there were 7,525,681 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTAGENIC THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

Risks Related to Our Financial Condition and Capital Requirements

●	The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

●	If we continue to incur operating losses and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs, complete our clinical trials, or bring products to market, or may be forced to reduce or cease operations entirely. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.

●	Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to cease or delay our operations.

Risks Related to Clinical Development and Regulatory Approval

●	Our results to date provide no basis for predicting whether any of our product candidates will be safe or effective, or receive regulatory approval.

●	We may not be able to initiate and complete preclinical studies and clinical trials for our product candidates which could adversely affect our business.

●	If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented, which could materially affect our financial condition.

●	If the market opportunities for our current and potential future drug candidates are smaller than we believe they are, our ability to generate product revenues will be adversely affected and our business may suffer.

Risks Related to Our Reliance on Third Parties

●	We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.

●	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

●	We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current product candidates or any future products, on a timely basis or at all, and our financial condition will be adversely affected.

Risks Related to Commercialization of Our Product Candidates

●	We have no experience as a company in commercializing any product. If we fail to obtain commercial expertise, upon product approval by regulatory agencies, our product launch and revenues could be delayed.

●	We may not be able to gain market acceptance of our product candidates, which would prevent us from becoming profitable.

●	We may not be able to manufacture our product candidates in clinical or commercial quantities, which would prevent us from commercializing our product candidates.

●	Disputes under key agreements or conflicts of interest with our scientific advisors or clinical investigators could delay or prevent development or commercialization of our product candidates.

Risks Related to Our Intellectual Property

●	We may not be able to maintain our exclusive worldwide license to use and develop PT00114 which could materially affect our business plan.

Risks Related to Our Business Operations and Industry

●	If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

●	We may encounter difficulties in managing our growth, which could adversely affect our operations.

●	Healthcare reform measures could adversely affect our business.

●	Our business and operations are vulnerable to computer system failures, cyber-attacks or deficiencies in our cyber-security, which could increase our expenses, divert the attention of our management and key personnel away from our business operations and adversely affect our results of operations.

●	Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

●	If we, our CROs or our IT vendors experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of personal data, we may face costs, significant liabilities, harm to our brand and business disruption.

●	If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Risks Associated to our Common Stock

●	If we fail to comply with the continued minimum closing bid requirements of Nasdaq or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. On January 30, 2025, the Company participated in a Nasdaq delisting appeal panel, in an effort to keep its Nasdaq listing. On February 19, 2025, the Company received a hearing panel decision from Nasdaq (Nasdaq Listing Qualifications Hearings Docket No. NQ 7072C-25) indicating that its provisional plan for regaining compliance with the Nasdaq listing requirements had been accepted, and that the Company has until April 28, 2025 to demonstrate compliance with its minimum bid price and its shareholder equity.

●	Our common stock is a “Penny Stock” subject to specific rules governing its sale to investors that could impact its liquidity.

●	The market price of our common stock may be volatile, which could lead to losses by investors and costly securities litigation.

●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

●	Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

●	Our common stock is controlled by insiders.

●	We do not intend to pay dividends for the foreseeable future and may never pay dividends.

●	Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

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

PT00114 leverages a completely novel mechanism of action. Protagenic owns exclusive, worldwide rights to PT00114 through its license agreement with the University of Toronto and has an exclusive right to license additional intellectual property generated by Dr. David Lovejoy’s lab at University of Toronto. Additionally, the company is engaged in the research & development of follow-on compounds in the TCAP family. Extensive publications in peer-reviewed scientific journals underline the central role stress plays in the onset and proliferation of neuropsychiatric disorders like depression, anxiety, substance abuse & addiction, and PTSD. The mechanism of action of TCAP suggests that it counterbalances stress overdrive at the cellular level within the brain’s stress response cascade. TCAP works to alleviate the harmful behavioral, biochemical, and physiological effects of these disorders, while simultaneously restoring brain health. This mechanism has been corroborated in preclinical animal models of the psychiatric disorders listed above. We completed our preclinical experiments required for to begin a clinical trial in the first half of 2023. We commenced our first human trial, seeking to prove the safety and efficacy of PT00114, on September 26, 2023. We announced the complete results of the single-dose portion of the Phase I trial, on May 22, 2024. We anticipate that we will be able to announce the complete results of the multiple-dose portion of the Phase I trial in the second quarter of 2025. We anticipate that we will be able to announce our first set of Phase II (efficacy) results in the first quarter of 2026.

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

1 As of March 2023, these are the most recent data released by the CDC.

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

Technology License Agreement

On July 31, 2005, the Company had entered into a Technology License Agreement (“License Agreement”) with the University of Toronto (the “University” or “UT”) pursuant to which the University agreed to license to the Company patent rights and other intellectual property, among other things (the “Technologies”). The Technology License Agreement was amended on February 18, 2015. Unless earlier terminated, the term of this License Agreement shall terminate on the expiration or invalidity of the last issued Patent in the License Agreement

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the year ended December 31, 2024 and therefore was not subject to paying any royalties.

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

As of December 31, 2024, we have four patents issued by the Governments of the United States, Canada, and European Union (validated in Germany, France and Great Britain) on our original platform technology, all of which have expired aside from the one granted in the United States. The patent applications were made in the name of Dr. David A. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT. We have eight further issued patents and five pending patent applications in related technology that the company has rights in or own.

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

As of December 31, 2024, we own or have rights in the following intellectual property:

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

Subsidiary

PTI Canada was incorporated in 2006 in the Province on Ontario, Canada. PTI Canada is a wholly-owned subsidiary of Protagenic. It provides operational support and assistance for the implementation of corporate and operational activities conducted in Canada. It also oversees and supports research and development activities conducted under auspices of UT. PTI Canada has three directors: Garo H. Armen (Chairman), Alexander K. Arrow and Vigen Nazarian. PTI Canada also has one part-time consultant, Robert Ziroyan. PTI Canada also benefits through tax incentive programs provided by the governments of Canada and the Province of Ontario. We derived credits from Canadian research and development tax credits for the years ended December 31, 2024 and 2023 of $0 and $0, respectively.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2024, the Company had incurred significant operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $36,350,247. Based on its cash resources as of December 31, 2024, the Company has sufficient resources to fund its operations until the end of the third quarter of 2025. The consolidated financial statements included in this report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have a history of losses and expect that losses may continue in the future.

We have generated net losses since we began operations, including $5,525,344 and $5,000,497 for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $36,303,216. We have no approved products and have generated no product revenue. We expect that product development, preclinical and clinical programs will increase losses significantly over the next five years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations and our current cash position is sufficient to fund our current business plan until the third quarter of 2025. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our product development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected, and we may be unable to continue operations.

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

As of December 31, 2024, we have incurred an accumulated deficit of $36,279,932. We expect to continue to incur substantial operating losses over the next several years for the clinical development of our current and future licensed or purchased product candidates.

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

If we fail to sustain and further build our intellectual property rights, competitors will be able to take advantage of our research and development efforts to develop competing products. If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. Protagenic has obtained worldwide exclusive rights to PT00114 and related technology that was developed at UT. As of December 31, 2024, we have four patents issued by the Governments of the United States, Canada, European Union (validated in Germany, France and Great Britain) and Australia on our original platform technology, all of which have expired aside from the one in the United States. The patent applications were made in the name of Dr. David A. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT. We have eight issued patents (Canada, Great Britain, Europe (GPC and additionally validated in Switzerland, Great Britain, Ireland and Spain) and the United States and five pending patent applications in related technology that the company has rights in or own.

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

Risks Associated to our Common Stock

If we fail to comply with the continued minimum closing bid requirements of Nasdaq by April 28, 2025 or other requirements for continued listing, including stockholder equity requirements, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

On January 22, 2025, Nasdaq provided a notice to the Company that the Company had not regained compliance with Rule 5550(a)(2) and is not eligible for a second 180 calendar day compliance period as the Company does not comply with the requirements for initial listing on The Nasdaq Capital Market. This notification is part of the ongoing discussions with the Nasdaq Hearings Panel (the “Panel”) regarding the Company’s listing status, and the Company included this matter in its presentation to the Panel on January 30, 2025.

On February 19, 2025, the Company received a hearing panel decision from Nasdaq (Nasdaq Listing Qualifications Hearings Docket No. NQ 7072C-25) indicating that its provisional plan for regaining compliance with the Nasdaq listing requirements had been accepted. For continued listing on the Nasdaq Capital Market, the Company has until April 28, 2025 to: (1) demonstrate compliance with Nasdaq Rules 5550(a)(2) and 5550(b)(2), (2) file a public disclosure describing any transactions undertaken by the Company to increase its equity and provide and indication of its equity following those transactions, and (3) provide the Panel with an update on its fundraising plans and updated income projections for the next 12 months.

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

Management has concluded that, during the year-ended December 31, 2024, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

Item 3. Legal Proceedings.

From time to time we may be named in claims arising in the ordinary course of business. As of December 31, 2024, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition, and results of operations.

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

	High	Low

2023(1)
First Quarter (1)	$2.36	$1.38
Second Quarter (1)	$2.21	$1.67
Third Quarter (1)	$2.19	$1.74
Fourth Quarter (1)	$1.79	$0.74

2024(1)
First Quarter (1)	$1.82	$0.76
Second Quarter (1)	$1.80	$0.90
Third Quarter (1)	$1.03	$0.53
Fourth Quarter (1)	$0.80	$0.47

(1)	The high and low bid prices for this quarter were reported by the Nasdaq Capital Market.

Holders

As of April 1, 2025, there are approximately 3,000 record holders of our common stock and zero holders of our Series B Preferred Stock.

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

None

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

Recent Events

Nasdaq Hearings Panel

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

On January 22, 2025, Nasdaq provided a notice to the Company that the Company had not regained compliance with Rule 5550(a)(2) and is not eligible for a second 180 calendar day compliance period as the Company does not comply with the requirements for initial listing on The Nasdaq Capital Market. This notification is part of the ongoing discussions with the Nasdaq Hearings Panel (the “Panel”) regarding the Company’s listing status, and the Company included this matter in its presentation to the Panel on January 30, 2025.

On February 19, 2025, the Company received a hearing panel decision from Nasdaq (Nasdaq Listing Qualifications Hearings Docket No. NQ 7072C-25) indicating that its provisional plan for regaining compliance with the Nasdaq listing requirements had been accepted. For continued listing on the Nasdaq Capital Market, the Company has until April 28, 2025 to: (1) demonstrate compliance with Nasdaq Rules 5550(a)(2) and 5550(b)(2), (2) file a public disclosure describing any transactions undertaken by the Company to increase its equity and provide and indication of its equity following those transactions, and (3) provide the Panel with an update on its fundraising plans and updated income projections for the next 12 months.

Results of Operations

We are a development stage company currently performing clinical trials to obtain Food and Drug Administration (“FDA”) approval and commercialization of our product.

During the year ended December 31, 2024, we incurred a loss from operations of $5,700,950 as compared to $4,526,974 for the year ended December 31, 2023. The increase in the loss is due to an increase in research and development expense of $781,381 from $3,063,603 for the year ended December 31, 2023 to $3,844,984 for the year ended December 31, 2024, and an increase in general and administrative expenses of $551,502 from $1,207,107 for the year ended December 31, 2023 to $1,758,609 for the year ended December 31, 2024 offset by a decrease in research and development expenses from related parties of $158,907 from $256,264 for the year ended December 31, 2023 to $97,357 for the year ended December 31, 2024. The increase in research and development expense is due to additional cost related to the Company’s continued research and development efforts. The increase in general and administrative expenses was due to increased stock compensation expense in the current year.

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

In June 2024, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities, warrants, or units from time to time for an aggregate initial offering price of up to $100.0 million. In July 2021, we entered into an At Market Issuance Agreement, or the ATM Agreement, with B. Riley Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC, or the Sales Agents, under which we may issue and sell from time to time up to $10.0 million of our common stock through or to the Sales Agents, as agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company has sold approximately 800,000 shares under the ATM Agreement. Also, as the price of our stock has declined, the value of stock that can be sold under the ATM facility has declined. As of December 31, 2024, approximately $0.2 million of our common stock remained available for sale under the Sales Agreement.

Operating activities used $4,216,517 and $3,703,776 in cash for the years ended December 31, 2024 and 2023, respectively. The use of cash in operating activities during the year ended December 31, 2024, primarily comprised of $5,525,344 net loss, $923,139 in stock compensation expense, a decrease in prepaid expenses and other current assets of $99,627, and a $463,127 increase of accounts payable and accrued expenses, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $2,802,880 and $4,775,482 by cash for the years ended December 31, 2024 and 2023, respectively. The cash provided by investing activities during the year ended December 31, 2024 consisted of $3,100,000 from the sale of marketable securities and partly offset by $297,120 in the purchase of marketable securities.

Financing activities provided $1,963,546 and $0 by cash for the years ended December 31, 2024 and 2023, respectively. The cash provided by financing activities during the year ended December 31, 2024 consisted of $1,963,546 from the issuance of shares and warrants for cash.

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of December 31, 2024, we had cash of $1,838,469 and working capital of $940,108.

We anticipate that losses will continue for the foreseeable future. Based on our current operating plans, we believe that our cash resources will be sufficient to fund its operations until approximately the end of the third quarter of 2025. In order to continue our operations beyond our forecasted runway we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

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

If we are able to successfully develop our drug, PT00114, and obtain FDA approval, we could then begin marketing and selling it in the United States and generate revenue. FDA approval to begin commercial sales is the singular gating item that will allow us to begin generating sales revenue in the U.S., so it will have an enormous impact on our business plan and our financial condition. It is anticipated that the sale of our drug will allow the Company to generate enough sales revenue to support all of our operations and to generate a profit. However, given the stage of development, even if FDA Approval is obtained, we do not anticipate generating any revenue from sales prior to 2027. On May 22, 2024, we announced the results of the single dose portion of the Phase I study for PT00114.

Development Milestones Currently Anticipated

Recent communications with the U.S. FDA have resulted in following revised guidance for clinical timelines.

●	The Company in the process of refiling its IND application for PT00114 addressing the questions raised by regulators.

●	Anticipate Q2 2025 Commence multiple dose portion of Phase I study for PT00114

●	Anticipate Q2 2025 Public availability of results from multiple dose portion of Phase I study for PT00114

●	Anticipate Q3 2025 : Initiation of Phase IIa study for PT00114

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

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The notes to the consolidated financial statements contained in this Annual Report describe our accounting policies used in the preparation of the consolidated financial statements.    None of those policies are deemed to be critical accounting policies nor critical accounting estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.

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

As of December 31, 2024, management has completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of GAAP. Management identified the following material weaknesses and concluded that the internal controls over financial reporting were not effective.

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

During the quarter ended December 31, 2024, the Company analyzed and documented   accounting policies and procedures. In addition, management implemented certain policies and procedures but concluded that material weaknesses still exist and that such controls are not effective under the COSO framework. These material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

(c) Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

[Not applicable].

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information with respect to our executive officers and directors.

Name	Age	Position(s)
Garo H. Armen	72	Executive Chairman of the Board of Directors
Alexander K. Arrow	54	Chief Financial Officer
Robert B. Stein	74	Director, Chief Medical Officer
Andrew Slee	75	Chief Operating Officer
Khalil Barrage	60	Director
Timothy Wright	67	Director
Brian Corvese	67	Director
Jennifer Buell	50	Director

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

Alexander K. Arrow, M.D., CFA, Chief Financial Officer. Dr. Arrow became our Chief Financial Officer in February 2016. Dr. Arrow is the Chief Executive Officer of Corramedical, Inc., a medical device manufacturer whose mission is to provide physicians with the tools needed to make use of all the cellular resources they extract from their patients. He was previously the CFO of Carlsmed, Inc., a spinal implant manufacturer providing 3-D printed personalized spinal implants to spine surgeons. He serves on the Board of Directors of Insightful Instruments, Inc., a developmental stage ophthalmology tool company. He previously served on the Boards of Paragonix Technologies, which developed and sold the leading solid organ transportation device and was acquired in September 2024 by Getinge AB for $469 million, and Neumedicines, Inc., a company developing protein therapeutics in Oncology, Hematology and Immunology, and as a director and as Chairman of the Audit and Compensation Committees of Biolase, Inc. (NASDAQ: BIOL) from 2010 through 2014, as well as the President and Chief Operating Officer. Biolase, Inc. was the leading manufacturer of dental lasers. Before Biolase, he was the Chief Medical and Strategic Officer of Circuit Therapeutics, Inc., in the field of optogenetics. From 2007 through 2012, Dr. Arrow was the Chief Financial Officer of Arstasis, Inc., a cardiology device manufacturer. From 2002 to 2007, he headed medical technology equity research at the global investment bank Lazard Capital markets, LLC. Dr. Arrow spent two years 1999-2001 as Chief Financial Officer of the Patent & License Exchange, and three years as the life sciences research analyst at Wedbush Morgan Securities. He received his CFA in 1999. He was awarded an M.D. from Harvard Medical School in 1996 and a B.A. in Biophysics, magna cum laude, from Cornell University in 1992.

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

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for fiscal years ended December 31, 2024 and 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Garo H. Armen,	2024	0	0	0	$108,684	0	0	0	$108,684
Chairman	2023	0	0	0	$0	0	0	0	$0

Alexander K. Arrow,	2024	$150,000	$0	$0	$32,605	$0	$0	0	$182,605
Chief Financial Officer	2023	$150,000	$0	$0	$0	$0	$0	0	$150,000

Employment Arrangements with Officers and Directors

Dr. Alexander Arrow, our Chief Financial Officer, receives base compensation of $150,000 per year for his part-time work for us, an increase from the $125,000 he received until July 1, 2021, except for an 18-month period from February 2019 through August 2020 during which he received zero cash salary and three grants totaling 88,541 options in lieu of cash salary. From 2016 through 2024, cumulatively, Dr. Arrow received 25,000 options under the 2006 Plan and grants totaling 272,291 incentive options in the aggregate under the 2016 plan with exercise prices of $1.74 and $7.00 per share. The terms of Dr. Arrow’s option grants include full vesting acceleration upon a change of control.

Consulting Agreements

Andrew Slee, PhD, Chief Operating Officer. In December 2020, we entered into a consulting agreement with Dr. Slee to act as our Chief Operating Officer. We granted Dr. Slee (i) 25,000 options on April 15, 2016, at an exercise price of $5.00 per option, (ii) 18,750 options on October 16, 2017, at an exercise price of $7.00 per option, (iii) 18,750 options on July 18, 2020, at an exercise price of $7.00 per option, (iv) 37,500 options on February 13, 2020, at an exercise price of $7.00 per option, (v) 12,500 options on February 25, 2021, at an exercise price of $22.40, (vi) 5,000 options on January 8, 2024, at an exercise price of $0.84. and (vii) 100,000 options on March 25, 2024, at an exercise price of $1.75.

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

Robert B. Stein, PhD, MD, Director, Chief Medical Officer. We entered into a consulting agreement with Dr. Stein effective January 2015, and amended and restated this consulting agreement in December 2020 to appoint Dr. Stein as our Chief Medical Officer. Dr. Stein is responsible for providing us with technical and advisory services related to our research and development efforts. On January 23, 2015, we granted Dr. Stein ten-year options to purchase 50,000 shares of our common stock, at an exercise price of $5.00 per share (the “January Options”). The January Options are fully vested. We granted Dr. Stein (i) 10,000 options on April 15, 2016, at an exercise price of $5.00 per option, (ii) 50,000 options on October 16, 2017, at an exercise price of $7.00 per option, (iii) 37,500 options on February 13, 2020, at an exercise price of $5.00 per option, (iv) 12,500 options on February 25, 2021, at an exercise price of $22.40 per option, and (v) 75,000 options on March 25, 2024, at an exercise price of $1.74 per option.

Jennifer Buell, PhD, Clinical and Regulatory Development Advisor. We entered into a consulting agreement with Dr. Buell effective February 2021, providing for her to do three things: (1) advise the Company’s clinical and regulatory development plan to support the Company’s lead product candidate, PT00114, in support of an IND application to the U.S. Food and Drug Administration and demonstration of safety and clinical activity in early phase clinical trials, (2) develop a panel of experts to prepare a clinical development plan and operational plan that would enable the evaluation of safety and clinical activity of the companies lead therapeutic, PT00114, and (3) determine the fastest development pathway of PT00114 in four key indications as defined by the Company Management. We granted Dr. Buell 50,000 nonstatutory stock options (“NSOs”) on February 25, 2021 at an exercise price of $22.40 per share, 36,250 options on July 18, 2020 at an exercise price of $7.00 per share, and 75,000 options on March 25, 2024, at an exercise price of $1.74 per option.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

Equity Compensation Plan Information

Plan category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,953,491	$5.36	1,822,579

Equity compensation plans not approved by security holders	0	0	0

Total	1,953,491	$5.36	1,822,579

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

In addition, the 2016 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2016 Plan on January 1 of each year during the period beginning January 1, 2017, and ending on (and including) January 1, 2026. The annual increase in the number of shares shall be equal to (i) five point five percent (5.5%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) with respect to shares of common stock which may be issued under the 2016 Plan other than in respect to Incentive Stock Options, the difference between (x) eighteen percent (18%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the 2016 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards) if such amount is greater than the amount determined in (i) immediately above; provided, however, that our Board may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of common stock than would otherwise occur. On January 1, 2017, 2019, and 2020, each year 141,095 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. On January 1, 2021, 142,457 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. On January 1, 2022, 184,260 additional shares of common stock are available for issuance under the 2016 Plan as a result of operation of the evergreen provision: (a) 141,070 shares resulting from operation of the evergreen provision in 2019, which were never previously registered and (b) 43,191 shares resulting from operation of the evergreen provision in 2022. On January 1, 2023, 184,594 additional shares of common stock are available for issuance under the 2016 Plan as a result of operation of the evergreen provision resulting from operation of the evergreen provision in 2022. On January 1, 2024, 196,857 additional shares of common stock are available for issuance under the 2016 Plan as a result of operation of the evergreen provision resulting from operation of the evergreen provision in 2022.

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

Option Grants and Stock Awards

As of December 31, 2024, we had outstanding stock options to purchase 1,953,491 shares at an average exercise price of approximately $5.36 per share. Included in the total outstanding stock options were 0 stock options granted under the 2006 Plan in 2023 and 0 nonqualified stock options granted under the 2016 Plan in 2023 to our executive officers.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards made to our named executive officers that were outstanding at December 31, 2024.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Garo H. Armen (1)	125,000	-	$5.00	April 15, 2026

Garo H. Armen (2)	62,500	-	$7.00	October 16, 2027

Garo H. Armen (3)	75,000	-	$7.00	February 13, 2030

Garo H. Armen (4)	62,500	187,500	$1.74	March 25, 2034

Alexander K. Arrow (5)	25,000	-	$5.00	February 12, 2026

Alexander K. Arrow (6)	35,000	-	$5.00	April 15, 2026

Alexander K. Arrow (7)	18,750	-	$7.00	October 16, 2027

Alexander K. Arrow (8)	10,417	-	$4.00	February 1, 2029

Alexander K. Arrow (9)	30,000	-	$7.00	February 13, 2030

Alexander K. Arrow (10)	46,874	-	$7.00	February 13, 2030

Alexander K. Arrow (11)	31,250	-	$7.00	July 18, 2030

Alexander K. Arrow (12)	25,000	75,000	$1.74	March 25, 2034

Andrew Slee (13)	25,000	-	$5.00	April 15, 2026

Andrew Slee (14)	18,750	-	$7.00	October 16, 2027

Andrew Slee (15)	37,500	-	$7.00	February 13, 2030

Andrew Slee (16)	18,750	-	$7.00	July 18, 2030

Andrew Slee (17)	11,979	521	$22.40	February 25, 2031

Andrew Slee (18)	1,250	3,750	$0.84	January 8, 2034

Andrew Slee (19)	18,750	81,250	$1.74	March 25, 2034

Robert B. Stein (20)	50,000	-	$5.00	January 22, 2030

Robert B. Stein (21)	10,000	-	$5.00	April 15, 2026

Robert B. Stein (22)	50,000	-	$7.00	October 16, 2027

Robert B. Stein (23)	37,500	-	$7.00	February 13, 2030

Robert B. Stein (24)	11,979	521	$22.40	February 25, 2031

Robert B. Stein (25)	18,750	56,250	$1.75	March 25, 2034

(1)	Dr. Armen was granted a 125,000 share option grant on April 15, 2016

(2)	Dr. Armen was granted a 62,500 share option grant on October 16, 2017.

(3)	Dr. Armen was granted a 75,000 share option grant on February 13, 2020.

(4)	Dr. Armen was granted a 250,000 share option grant on March 25, 2024.

(5)	Dr. Arrow was granted a 25,000 share option grant on February 12, 2016,

(6)	Dr. Arrow was granted a 35,000 share option grant on April 15, 2016.

(7)	Dr. Arrow was granted a 18,750 share option grant on October 16, 2017.

(8)	Dr. Arrow was granted a 10,417 share option grant on February 1, 2019.

(9)	Dr. Arrow was granted a 30,000 share option grant on February 13, 2020.

(10)	Dr. Arrow was granted a 46,874 share option grant on February 13, 2020.

(11)	Dr. Arrow was granted a 31,250 share option grant on July 18, 2020.

(12)	Dr. Arrow was granted a 100,000 share option grant on March 25, 2026.

(13)	Dr. Slee was granted a 25,000 shares option grant on April 15, 2016.

(14)	Dr. Slee was granted a 18,750 shares option grant on October 16, 2017.

(15)	Dr. Slee was granted a 37,500 shares option grant on February 13, 2020.

(16)	Dr. Slee was granted a 18,750 shares option grant on July 18, 2020.

(17)	Dr. Slee was granted a 12,500 shares option grant on February 25, 2021.

(18)	Dr. Slee was granted a 5,000 shares option grant on January 8, 2024.

(19)	Dr. Slee was granted a 100,000 shares option grant on March 25, 2024.

(20)	Dr. Stein was granted a 50,000 shares option grant on January 22, 2015.

(21)	Dr. Stein was granted a 10,000 shares option grant on April 15, 2016.

(22)	Dr. Stein was granted a 50,000 shares option grant on October 16, 2017.

(23)	Dr. Stein was granted a 37,500 shares option grant on February 13, 2020.

(24)	Dr. Stein was granted a 12,500 shares option grant on February 25, 2021.

(25)	Dr. Stein was granted a 75,000 shares option grant on March 25, 2024.

For Drs. Armen and Arrow, following a qualified Change of Control, a resignation for Good Reason, or an involuntary termination other than For Cause, 100% of the executives’ then-unvested options shall become immediately vested.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 31, 2025, unless otherwise indicated, by (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) each director of the Company, (3) the Company’s current executive officers, and (4) all current directors and executive officers of the Company as a group. The persons and entities named in the table have sole voting and investment power with respect to all such shares owned by them, unless otherwise indicated.

Name and address of Beneficial Owner*	Amount and Nature of Beneficial Ownership		Percent of Class

Garo H. Armen(1)	1,098,211	(2)	14%

Robert B. Stein(1)	189,167	(3)	3%

Khalil Barrage(1)	209,005	(4)	3%

Alexander K. Arrow(1)	281,995	(5)	4%

Brian J. Corvese(1)	79,271	(6)	1%

David A. Lovejoy	144,275	(7)	3%

Jennifer S. Buell(1)	115,417	(8)	2%

Andrew Slee(1)	143,177	(9)	2%

Pete Shaver	390,526	(10)	5%

All directors and executive officers as a group (8 persons)	2,116,242	(11)	25%

* Address for each party listed in the above table is c/o Protagenic Therapeutics, Inc., 149 Fifth Avenue, Suite 500, New York, NY 10010.

(1) Executive officer and/or director.

(2) Includes 738,489 shares of common stock. Also includes options to purchase 359,722 shares of common stock at an exercise price of $1.74, $5.00 or $7.00 per share. Does not include options to purchase 152,778 shares that are not exercisable within 60 days of the date of this report.

(3) Represents options to purchase 189,167 shares of common stock at an exercise price of $1.74, $5.00, $7.00, or $22.40 per share. Does not include options to purchase 45,833 shares that are not exercisable within 60 days of the date of this report.

(4) Includes 150,880 shares of common stock and options to purchase 58,125shares of common stock at an exercise price of $1.74, or $14.60 per share. Does not include options to purchase 9,375 shares that are not exercisable within 60 days of the date of this report.

(5) Includes 45,815 shares of common stock and Includes options to purchase 236,180 shares of common stock at an exercise price of $1.74, $4.00, $5.00 or $7.00 per share. Does not include options to purchase 61,111 shares that are not exercisable within 60 days of the date of this report.

(6) Includes options to purchase 79,271 shares of common stock at an exercise price of $7.00 per share. Does not include options to purchase 18,229 shares that are not exercisable within 60 days of the date of this report.

(7) Includes 37,200 shares of common stock and options to purchase 107,075 shares of common stock in the aggregate with an exercise price ranging from $4.00, $5.00, or $7.00 per share.

(8) Includes options to purchase 115,417 shares of common stock at an exercise price of $1.74, $7.00 or $22.40 per share. Does not include options to purchase 45,833 shares of common stock that are not exercisable within 60 days of the date of this report.

(9) Includes options to purchase 143,177 shares of common stock at an exercise price of $1.74, $5.00, $7.00, or $22.40 per share. Does not include options to purchase 74,323 shares of common stock that are not exercisable within 60 days of the date of this report.

(10) Includes 390,526 shares of common stock.

(11) Includes options to purchase 1,181,058 shares of common stock.

Options Repricing

On February 21, 2025, the Company held its 2024 Annual Meeting of Stockholders (the “Annual Meeting”) on February 21, 2025. At the Company’s Annual Meeting, the Company’s stockholders approved the proposal to approve the repricing of certain outstanding stock options granted (the “Option Grants”) under the Company’s 2006 and 2016 Equity Incentive Plans (the “Plans”) to allow the Board of Directors (the “Board”) to reprice the exercise price of outstanding stock options under the Plans. Pursuant to that authority, on February 21, 2025, the Board repriced the Option Grants. The repriced Option Grants under the 2006 Equity Incentive Plan had original exercise prices ranging from $4.00 to $5.00 per share, and the repriced Option Grants under the 2016 Equity Incentive Plan had original exercise prices ranging from $1.74 to $19.92 per share. All of the Option Grants under the Plans were repriced to have an exercise price of $0.2655 per share, which was the closing price of the Company’s common stock on February 21, 2025.

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

Zack Armen

During the latter part of 2018 and the first quarter of 2019, Zack Armen, the son of our Executive Chairman, Garo H. Armen, Ph.D., assisted us in the development of slide deck presentations and summaries, video editing, and forecasting and market size projections that were incorporated into presentations to investors and others. We have included these presentations in various Current Reports on Form 8-K which we filed with the Securities and Exchange Commission. On June 17, 2019, the Compensation and Audit Committees of the Board authorized the issuance to Mr. Zack Armen of 6,250 stock options under the 2016 Plan in consideration for his services. These options vested in their entirety on issuance, have a ten-year term and are exercisable at a price of $7.00 per share. On February 21, 2020 Mr. Zack Armen was also issued an additional 12,500 stock options that vest over 48 months and are exercisable at a price of $7.00 per share. On July 18, 2020 Mr. Zack Armen was also issued an additional 7,500 stock options that vest over 48 months and are exercisable at a price of $7.00 per share. On February 25, 2021, 2020 Mr. Zack Armen was also issued an additional 12,500 stock options that vest over 48 months and are exercisable at a price of $22.40 per share. On March 25, 2024 Mr. Zack Armen was also issued an additional 10,000 stock options that vest over 48 months and are exercisable at a price of $1.74 per share.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees for services provided and reasonably expected to be billed by Malone Bailey LLP. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2024 and 2023.

	Fiscal Year 2024	Fiscal Year 2023
Audit fees	$165,829	$100,000
Audit-related fees	$-	$-
Tax Fees	$-	$-
All other fees	$-	$-

Total	$165,829	$100,000

Audit Fees: For the fiscal years ended December 31, 2024 and 2023, the aggregate audit fees billed by our independent auditors were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Audit-Related Fees: Audit-related fees are for assurance and other activities not explicitly related to the audit of our financial statements.

Tax Fees: For the fiscal years ended December 31, 2024 and 2023, there were no tax fees, respectively.

All Other Fees: For the fiscal years ended December 31, 2024 and 2023, there were no other fees, respectively

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

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining MaloneBailey, LLP’s independence and has determined that such services for fiscal years 2024 and 2023, respectively, were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016).

3.2	Certificate of Designations, Powers, Preferences and Other Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2016.)

3.3	Second Amended and Restated Bylaws Protagenic Therapeutics, Inc., (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 1, 2018).

4.1	Description of Securities (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024)

4.2	Form of Warrant of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(i)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on May 17, 2011. (Incorporated by reference to Exhibit 4.3(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.3(ii)	Warrant of Protagenic Therapeutics, Inc. issued to Garo H. Armen on February 18, 2013 (Incorporated by reference to Exhibit 4.3(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(i)	Warrant of Protagenic Therapeutics, Inc. issued to Gregory H. Ekizian on July 7, 2011. (Incorporated by reference to Exhibit 4.4(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.4(ii)	Warrant of Protagenic Therapeutics, Inc. issued to PENSCO Trust Company, FBO Gregory H. Ekizian on February 18, 2013. (Incorporated by reference to Exhibit 4.4(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

4.5	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.5 to Company’s Current Report on Form 8-K, as filed with the SEC on April 18, 2016).

10.1	Employment Agreement, effective January 1, 2014 between Protagenic Therapeutics Canada (2006) Inc. and Dr. Robert Ziroyan (Incorporated by reference to Exhibit 10.12 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.2	Consulting Agreement, effective December 18, 2020, between Protagenic Therapeutics Inc. and Dr. Andrew Slee. (Incorporated by reference to Exhibit 10.2 to Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.)* **

10.3	Consulting Agreement, as amended, between Protagenic Therapeutics Canada (2006) Inc. and Dr. Dalia Barsyte (Incorporated by reference to Exhibit 10.13 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.4	Amended and Restated Consulting Agreement, effective December 18, 2020, between Protagenic Therapeutics Inc. and Dr. Robert B. Stein. (Incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.)* **

10.5	Protagenic Therapeutics, Inc. 2006 Employee, Director and Consultant Stock Plan (Incorporated by reference to Exhibit 10.16 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.6	Form of Nonqualified Stock Option Award Agreement under the 2006 Employee, Director and Consultant Stock Plan. (Incorporated by reference to Exhibit 10.17 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.) **

10.7(i)	Technology License Agreement, effective July 21, 2005, between The University of Toronto Innovations Foundation and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.7(ii)	First Amendment to Technology License Agreement, effective February 18, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8(i)	Sponsored Research Agreement, effective April 1, 2014, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8(ii)	Amendment to the Sponsored Research Agreement, effective April 1, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.9	Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)**

10.10	Form of Incentive Stock Option Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.11	Form of Nonqualified Stock Option Grant Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.12	Form of Convertible Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

10.13	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

10.14	Form of Guaranty (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

14.1	Protagenic Therapeutics, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

14.2	Protagenic Therapeutics, Inc. Guideline on Significant Corporate Governance Issues (incorporated by reference to Exhibit 14.2 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

14.3	Protagenic Therapeutics, Inc. Process for Security Holder Communications with Directors (incorporated by reference to Exhibit 14.3 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

19.1*	Protagenic Therapeutics, Inc. Insider Trading Policy

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024)

23.1	Consent of Malone Bailey, LLP, independent registered public accounting firm

31.1*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

97	Protagenic Therapeutics, Inc. Policy on Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024)

99.1	Audit Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017 (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024).

99.2	Compensation Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017 (Incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024).

99.3	Governance and Nominating Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017 (Incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024).

99.4	Science Committee Charter adopted by the Board of Directors of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 29, 2020)

[100.1]	[XBRL-related documents]

[101.1]	[Interactive Data Files]

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Designates management contracts and compensation plans
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGENIC THERAPEUTICS, INC.

Date:	March 31, 2025	By:	/s/ Garo H. Armen
Garo H. Armen
Chairman (Principal Executive Officer and Duly Authorized Officer)

Date:	March 31, 2025	By:	/s/ Alexander K. Arrow
Alexander K. Arrow
Chief Financial Officer (Principal Financial Officer)

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Protagenic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protagenic Therapeutics, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
March 31, 2025

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS

CURRENT ASSETS

Cash	$1,838,469	$1,287,893
Marketable securities	-	2,768,119
Prepaid expenses	44,398	144,025

TOTAL CURRENT ASSETS	1,882,867	4,200,037

Equipment - net	73,046	123,332

TOTAL ASSETS	$1,955,913	$4,323,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$902,884	$439,757
Accounts payable and accrued expenses - related party	39,875	215,495

TOTAL CURRENT LIABILITIES	942,759	655,252

TOTAL LIABILITIES	942,759	655,252

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; none shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value;18,000,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2024, and December 31, 2023	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 7,241,443 and 4,435,132 shares issued and outstanding at December 31, 2024, and December 31, 2023	725	444
Additional paid-in-capital	37,445,495	34,559,091
Accumulated deficit	(36,303,216)	(30,777,872)
Accumulated other comprehensive loss	(129,850)	(113,546)

TOTAL STOCKHOLDERS’ EQUITY	1,013,154	3,668,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,955,913	$4,323,369

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2024	2023
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	$3,844,984	$3,063,603
Research and development – related party	97,357	256,264
General and administrative	1,758,609	1,207,107

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	5,700,950	4,526,974

LOSS FROM OPERATIONS	(5,700,950)	(4,526,974)

OTHER INCOME

Interest income	43,465	264,476
Interest expense	-	(107,682)
Realized loss on marketable securities	51,732	(630,317)
Gain on settlement of accounts payable and accrued liabilities with Related parties	80,409	-
TOTAL OTHER INCOME	175,606	(473,523)

LOSS BEFORE TAX	(5,525,344)	(5,000,497)

INCOME TAX EXPENSE	-	-

NET LOSS	$(5,525,344)	$(5,000,497)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized gain (loss) on marketable securities	26,587	16,848
Reclassification of realized losses on debt securities	(43,434)	489,120
Foreign exchange translation income (loss)	543	57,393

TOTAL COMPREHENSIVE LOSS	$(5,541,648)	$(4,437,136)

Net loss per common share - Basic and Diluted	$(1.13)	$(1.15)

Weighted average common shares - Basic and Diluted	4,899,953	4,344,580

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2024 and 2023

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

BALANCE -December 31, 2022	-	$-	4,321,315	$434	$33,371,406	$(25,777,375)	$(676,907)	$6,917,558

Foreign currency translation gain	-	-	-	-	-	-	57,393	57,393
Unrealized gain on marketable securities	-	-	-	-	-	-	16,848	16,848
Reclassification of realized losses on debt securities	-	-	-	-	-	-	489,120	489,120
Stock compensation - stock options	-	-	-	-	666,828	-	-	666,828
Conversion of notes and interest	-	-	104,173	10	520,857	-	-	520,867
Rounding from reverse split	-	-	9,644	-	-	-	-	-

Net loss	-	-	-	-	-	(5,000,497)	-	(5,000,497)

BALANCE -December 31, 2023	-	$-	4,435,132	$444	$34,559,091	$(30,777,872)	$(113,546)	$3,668,117
Foreign currency translation gain	-	-	-	-	-	-	543	543
Unrealized gain on marketable securities	-	-	-	-	-	-	26,587	26,587
Reclassification of realized losses on debt securities	-	-	-	-	-	-	(43,434)	(43,434)
Stock compensation - stock options	-	-	-	-	923,139	-	-	923,139
Stock issued for cash	-	-	858,016	86	1,963,460	-	-	1,963,546
Stock and warrants issued at offering	-	-	1,948,295	195	(195)	-	-	-

Net loss	-	-	-	-	-	(5,525,344)	-	(5,525,344)

BALANCE -December 31, 2024	-	$-	7,241,443	$725	$37,445,495	$(36,303,216)	$(129,850)	$1,013,154

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,525,344)	$(5,000,497)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	50,286	28,218
Stock-based compensation	923,139	666,828
Realized (gain) loss on sale of marketable securities	(51,732)	630,317
Amortization of debt discount	-	85,770
Gain on settlement of accounts payable and accrued liabilities with related parties	(80,409)	-
Changes in operating assets and liabilities
Prepaid expenses	99,627	(87,086)
Accounts payable and accrued expenses	463,127	(183,832)
Accounts payable and accrued expenses – related party	(95,211)	156,506

NET CASH USED IN OPERATING ACTIVITIES	(4,216,517)	(3,703,776)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of marketable securities	3,100,000	7,689,507
Purchase of marketable securities	(297,120)	(2,764,250)
Purchase of fixed assets	-	(149,775)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,802,880	4,775,482

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of shares and warrants from offering, net of offering costs	1,963,546	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,963,546	-

Effect of exchange rate changes on cash	667	998

NET CHANGE IN CASH	550,576	1,072,704

CASH, BEGINNING OF THE PERIOD	1,287,893	215,189

CASH, END OF THE PERIOD	$1,838,469	$1,287,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Shares issued for conversion of notes and interest	$-	$520,867
Unrealized gain or loss on marketable securities	$26,587	$16,848

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Based on its cash resources and positive working capital as of December 31 2024, the Company does not have sufficient resources to fund its operations past twelve months from the date these consolidated financial statements are available to be issued. The positive working capital as of December 31, 2024 was due to funds raised by the Company from its equity offering during the year ended December 31, 2021. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2025   . Because the Company has insufficient resources on hand to fund operations through the next twelve months from the date these consolidated financial statements are available to be issued, the Company believes that there is substantial doubt in its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued..   These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Reclassification

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to presenting “Research and development with related parties” as a separate line item in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of December 31, 2024, the Company has bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and December 31, 2023 the Company did not have any cash equivalents. As of December 31, 2024 and December 31, 2023, the Company had cash of $1,838,469 and $1,287,893, respectively.

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

During the year ended December 31, 2024 the Company purchased $297,120 and sold $3,100,000 in marketable securities with a realized gain of $51,732 and an unrealized gain of $26,587. As of December 31, 2024 and December 31, 2023, the Company owned marketable securities with a total fair value of $0 and $2,768,119, respectively.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment and lab equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was $50,286 and $28,218 for the years ended December 31, 2024 and 2023, respectively.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair value because of the short-term maturity of those instruments.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of financial instruments that are measured at fair value on a recurring basis as of December 31, 2024.

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

	Potentially Outstanding Dilutive Common Shares
	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Conversion Feature Shares

Stock Options	1,953,491	1,357,466

Warrants	4,968,645	942,566

Total potentially outstanding dilutive common shares	6,922,136	2,300,032

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU and has updated its disclosure with segment reporting information.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures about the nature of expenses in commonly presented financial statement captions. ASU 2024-03 is effective for all public business entities for annual reporting periods beginning after December 15, 2026, on either a prospective or retrospective basis. Early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses, including related party balances, consist of the following at:

	December 31, 2024	December 31, 2023

Accounting	$55,340	$36,750
Research and development	666,002	498,366
Legal	118,455	6,334
Other	102,962	113,802
Total	$942,759	$655,252

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2024, the Company issued 2,806,311 shares of common stock for cash.

During the year ended December 31, 2023, the Company issued 104,173 shares of common stock for the conversion of notes and interest and 9,644 shares of common stock for rounding of shares related to the Reverse Split.

Securities Purchase Agreement

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

The Purchase Agreement closed on November 4, 2024. The Company sold (a) 1,948,295 shares of Common Stock, (b) series A common stock purchase warrants to purchase an aggregate of 1,948,295 shares of Common Stock, (c) series B common stock purchase warrants to purchase an aggregate of 1,948,295 shares of Common Stock and (d) placement agent warrants to purchase an aggregate of 129,489 shares of Common Stock. The gross proceeds from the Transaction were approximately $1.9 million, before deducting fees and other offering expenses payable by the Company.

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. Due to an annual “evergreen” provision in the 2016 Plan, the number of shares reserved for future grants was increased by 196,857, 186,594 and 184,260 in 2024, 2023 and 2022, respectively. As a result of these increases, as of December 31, 2024 and December 31, 2023, the aggregate number of shares of common stock available for awards under the 2016 Plan was 873,763 shares and 1,279,181 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 1,953,491options outstanding as of December 31, 2024. During the year ended December 31, 2024, the Company issued 742,150 options, respectively. During the year ended December 31, 2023, the Company issued no options.

There were 1,357,466 options outstanding as of December 31, 2023.

The fair value of each stock option granted during the year ended December 31, 2024 was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$0.84-$5.00
Expected dividend yield	0%
Risk free interest rate	4.01%-4.25%
Expected life in years	10
Expected volatility	213-215%

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Stock Options
Outstanding December 31, 2023	1,357,466	$7.39	4.49
Granted	742,150	1.73	9.23
Expired	(146,125)	5.85	-
Exercised	-	-	-
Outstanding December 31, 2024	1,953,491	$5.36	5.77

A summary of the status of the Company’s nonvested options as of December 31, 2024, and changes during the year ended December 31, 2024 is presented below:

Nonvested Options	Options	Weighted-Average Exercise Price
Nonvested at December 31, 2023	49,832	$14.72
Granted	742,150	1.73
Vested	(233,324)	4.14
Forfeited	-	-
Nonvested at December 31, 2024	558,658	$1.89

As of December 31, 2024, the Company had 1,953,491 shares issuable under options outstanding at a weighted average exercise price of $5.36 and an intrinsic value of $0.

The Company recognized compensation expense related to options issued of $923,139 and $666,828 for the years ended December 31, 2024 and 2023, respectively, in which $431,884 and $206,104 is included in general and administrative expenses and $491,255 and $460,724 in research and development expenses, respectively. For the year ended December 31, 2024 and 2023, $186,031 and $6,852 of the stock compensation was related to employees and $737,108   and $659,976 was related to non-employees, respectively.

As of December 31, 2024, the unamortized stock option expense was $1,012,825 with $530,456 being related to employees and $482,369 being related to non-employees. As of December 31, 2024, the weighted average remaining vesting period for the unamortized stock compensation to be recognized is 2.83 years.

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

Warrants:

The fair value of each warrant granted during the year ended December 31, 2024 was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$0.64
Expected dividend yield	0%
Risk free interest rate	4.31%-4.45%
Expected life in years	5-1.50
Expected volatility	242-271%

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants

Outstanding December 31, 2023	942,566	$19.47	2.31
Granted	4,206,079	0.64	3.30
Expired	-	-	-
Exercised	-	-	-
Outstanding December 31, 2024	4,986,645	$4.21	2.92

As of December 31, 2024, the Company had 4,968,645 shares issuable under warrants outstanding at a weighted average exercise price of $4.21 and an intrinsic value of $0.

The Company recognized compensation expense related to warrants issued of $0 and $0 during the year ended December 31, 2024 and 2023, respectively.

NOTE 6 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto (the “University”) entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism” (the “New Project”). The New Project is to perform research related to work done by Dr. David A. Lovejoy, a professor at the University and stockholder of the Company, in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, Dr. Lovejoy entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2016. In February 2017, the New Research Agreement was extended to December 31, 2017. The extension allowed for further development of the technologies and use of their applications. On April 10, 2018, the agreement was amended and the research agreement has been further extended to September 30, 2024. On December 20, 2024, the agreement was amended and the research agreement has been further extended to the entire lifetime of the last issued patent covered by the license.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the year ended December 31, 2024 and 2023, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the year ended December 31, 2024 and 2023 and therefore was not subject to paying any royalties.

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

On January 22, 2025, Nasdaq provided a notice to the Company that the Company had not regained compliance with Rule 5550(a)(2) and is not eligible for a second 180 calendar day compliance period as the Company does not comply with the requirements for initial listing on The Nasdaq Capital Market. This notification is part of the ongoing discussions with the Nasdaq Hearings Panel (the “Panel”) regarding the Company’s listing status, and the Company included this matter in its presentation to the Panel on January 30, 2025.

On February 19, 2025, the Company received a hearing panel decision from Nasdaq (Nasdaq Listing Qualifications Hearings Docket No. NQ 7072C-25) indicating that its provisional plan for regaining compliance with the Nasdaq listing requirements had been accepted. For continued listing on the Nasdaq Capital Market, the Company has until April 28, 2025 to: (1) demonstrate compliance with Nasdaq Rules 5550(a)(2) and 5550(b)(2), (2) file a public disclosure describing any transactions undertaken by the Company to increase its equity and provide and indication of its equity following those transactions, and (3) provide the Panel with an update on its fundraising plans and updated income projections for the next 12 months.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company is provided free office space consisting of a conference room by the Company Executive Chairman, Dr. Armen. The Company does not pay any rent for the use of this space. This space is used for quarterly board meetings and our annual shareholder meeting.

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company incurred $97,357 and $149,509 in expenses related to these services during the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and December 31, 2023, the outstanding balance owed to Agenus Inc. is $39,875 and $150,296, respectively.

During the year ended December 31, 2022, the Company engaged CTC North, GmbH (“CTC”) to perform research and development services. CTC is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc, CTC’s parent company. The total commitment for this agreement is $1.3 million. The Company incurred $0 and $106,755 in expenses related to these services during the year ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company wrote off the remaining accounts payable balance of $80,409 as CTC is no longer in business. As of December 31, 2024 and December 31, 2023, there is $0 and $80,409 owed to CTC in connection with this agreement, respectively.

NOTE 9 – SEGMENT REPORTING

The Company operates in one operating segment, and therefore one reportable segment, and is focused on the discovery and development of therapeutics to treat stress-related neuropsychiatric and mood disorders. The Company’s business activities are managed on a consolidated basis through the development and potential commercialization of pharmaceutical products, which are aimed at the global market in the event that products are successful in receiving regulatory approvals. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision makers for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our chief operating decision makers is the Chief Executive Officer and Chief Financial Officer.

The accounting policies for our single operating segment are the same as those described in the summary of significant accounting policies. Our single operating segment incurs expenses from the development of therapeutics. The Company has not yet generated revenue in its operating history.

For the segment, the chief operating decision makers use net loss, that also is reported on the consolidated statements of operations as consolidated net loss, to allocate resources. The chief operating decision maker also uses consolidated net loss, along with non-financial inputs and qualitative information, to evaluate our performance, establish compensation, monitor budget versus actual results, and decide the allocation of funds in our various research activities.

NOTE 10 – INCOME TAXES

The components of loss before income taxes are as follows:

	2024	2023
Domestic	(5,526,365)	(4,998,066)
Foreign	1,021	(2,431)
Loss before income taxes	(5,525,344)	(5,000,497)

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2024 and 2023.

For the years ended December 31, 2024 and 2023, a reconciliation of the Company’s effective tax rate to the statutory U.S. Federal rate is as follows:

	2024	2023
Income taxes at Federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of Federal income tax effect	(8.9)%	(8.9)%
Perm difference	0.0%	0.0%
Foreign tax rate differential	0.0)%	(0.1)%
Change in valuation allowance	29.9%	30.0%
Other	0.0%	0.0%
Income tax provision	0.0%	0.0%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	2024	2023
U.S. net operating loss carryforwards	6,305,000	4,940,000
Stock compensation	2,408,000	2,131,000
	8,713,000	7,071,000
Valuation allowance	(8,713,000)	(7,071,000)
Net deferred tax assets	-	-

As of December 31, 2024 the Company had federal net operating loss carryforwards (“NOL”) of approximately $19.7 million. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The federal net operating losses generated prior to 2018 of $0.1 million will expire at various dates through 2037. As of December 31, 2024 and 2023, the Company had state and local net operating loss carryforwards of approximately $18.5 million and $14.0 million, respectively, to reduce future state tax liabilities also through 2035.

As of December 31, 2024 and 2023, the Company had Canadian NOL of approximately $1.4 million and $1.4 million respectively. The Canadian losses expire in stages beginning in 2026. As of December 31, 2024 and 2023, the Company also has unclaimed Canadian federal scientific research and development investment tax credits, which are available to reduce future federal taxes payable of approximately $0 and $0 respectively.

As a result of losses and uncertainty of future profit, the net deferred tax asset has been fully reserved. The net change in the valuation allowance during the years ended December 31, 2024 and 2023 was an increase of $0.5 million and $1.5 million, respectively.

Foreign earnings are assumed to be permanently reinvested. U.S. Federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The Company recognizes interest and penalties related to uncertain tax positions in selling, general and administrative expenses. The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2024 and 2023.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2018.

NOTE 11 – SUBSEQUENT EVENTS

On February 21, 2025, the Company held its 2024 Annual Meeting of Stockholders (the “Annual Meeting”) on February 21, 2025. At the Company’s Annual Meeting, the Company’s stockholders approved the proposal to approve the repricing of certain outstanding stock options granted (the “Option Grants”) under the Company’s 2006 and 2016 Equity Incentive Plans (the “Plans”) to allow the Board of Directors (the “Board”) to reprice the exercise price of outstanding stock options under the Plans. Pursuant to that authority, on February 21, 2025, the Board repriced the Option Grants. The repriced Option Grants under the 2006 Equity Incentive Plan had original exercise prices ranging from $4.00 to $5.00 per share, and the repriced Option Grants under the 2016 Equity Incentive Plan had original exercise prices ranging from $1.74 to $19.92 per share. All of the Option Grants under the Plans were repriced to have an exercise price of $0.2655 per share, which was the closing price of the Company’s common stock on February 21, 2025.

On March 5, 2025, the Company issued 284,238 shares of its common stock for proceeds of $102,534.

