Form 10-Q
period 2025-03-31
Protagenic Therapeutics, Inc.\new
filed 2025-05-13
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025 there were 588,963 shares of common stock, $0.0001 par value per share, outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2025	December 31, 2024
ASSETS

CURRENT ASSETS

Cash	$872,960	$1,838,469
Prepaid expenses	55,216	44,398

TOTAL CURRENT ASSETS	928,176	1,882,867

Equipment - net	60,474	73,046

TOTAL ASSETS	$988,650	$1,955,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,076,979	$902,884
Accounts payable and accrued expenses - related party	-	39,875

TOTAL CURRENT LIABILITIES	1,076,979	942,759

TOTAL LIABILITIES	1,076,979	942,759

STOCKHOLDERS’ EQUITY
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; none shares issued and outstanding in the following classes:
Preferred stock; par value $0.000001; 2,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.000001 par value;18,000,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2025, and December 31, 2024	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 537,549 and 517,257 shares issued and outstanding at March 31, 2025, and December 31, 2024	54	52
Additional paid-in-capital	37,784,699	37,446,168
Accumulated deficit	(37,743,221)	(36,303,216)
Accumulated other comprehensive loss	(129,861)	(129,850)

TOTAL STOCKHOLDERS’ EQUITY	(88,329)	1,013,154

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$988,650	$1,955,913

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	For the three months ended March 31,
	2025	2024
OPERATING AND ADMINISTRATIVE EXPENSES
Research and development	$880,372	$1,460,746
General and administrative	567,736	277,613

TOTAL OPERATING AND ADMINISTRATIVE EXPENSES	1,448,108	1,738,359

LOSS FROM OPERATIONS	(1,448,108)	(1,738,359)

OTHER INCOME

Interest income	8,103	13,867
Realized loss on marketable securities	-	198
TOTAL OTHER INCOME	8,103	14,065

LOSS BEFORE TAX	(1,440,005)	(1,724,294)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,440,005)	$(1,724,294)

COMPREHENSIVE LOSS

Other Comprehensive Loss - net of tax
Net unrealized gain on marketable securities	-	26,587
Foreign exchange translation income (loss)	(11)	192

TOTAL COMPREHENSIVE LOSS	$(1,440,016)	$(1,697,515)

Net loss per common share - Basic and Diluted	$(2.75)	$(5.44)

Weighted average common shares - Basic and Diluted	523,185	316,804

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the three months Ended March 31, 2025 and 2024

(unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

BALANCE – December 31, 2023	-	$-	316,804	$33	$34,559,502	$(30,777,872)	$(113,546)	$3,668,117

Foreign currency translation gain	-	-	-	-	-	-	192	192
Unrealized gain on marketable securities	-	-	-	-	-	-	26,587	26,587
Stock compensation - stock options	-	-	-	-	161,861	-	-	161,861

Net loss	-	-	-	-	-	(1,724,294)	-	(1,724,294)

BALANCE – March 31, 2024	-	$-	316,804	$33	$34,721,363	$(32,502,166)	$(86,767)	$2,132,463

BALANCE – December 31, 2024	-	$-	517,257	$52	$37,446,168	$(36,303,216)	$(129,850)	$1,013,154
Foreign currency translation gain	-	-	-	-	-	-	(11)	(11)
Stock compensation - stock options	-	-	-	-	236,014	-	-	236,014
Stock issued for cash	-	-	20,303	2	102,517	-	-	102,519
Rounding from reverse split	-	-	(11)	-	-	-	-	-

Net loss	-	-	-	-	-	(1,440,005)	-	(1,440,005)

BALANCE -March 31, 2025	-	$-	537,549	$54	$37,784,699	$(37,743,221)	$(129,861)	$(88,329)

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,440,005)	$(1,724,294)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	12,572	12,572
Stock-based compensation	236,014	161,861
Realized gain on sale of marketable securities	-	(198)
Changes in operating assets and liabilities
Prepaid expenses	(10,818)	100,031
Accounts payable and accrued expenses	174,095	(209,157)
Accounts payable and accrued expenses – related party	(39,875)	-

NET CASH USED IN OPERATING ACTIVITIES	(1,068,017)	(1,659,185)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of marketable securities	-	1,500,000
Purchase of marketable securities	-	(297,120)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,202,880

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of shares from offering, net of offering costs	102,519	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	102,519	-

Effect of exchange rate changes on cash	(11)	190

NET CHANGE IN CASH	(965,509)	(456,115)

CASH, BEGINNING OF THE PERIOD	1,838,469	1,287,893

CASH, END OF THE PERIOD	$872,960	$831,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NONCASH FINANCING AND INVESTING TRANSACTIONS
Unrealized gain on marketable securities	$-	$26,587

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. & SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Reverse Stock Split

On May 5, 2025, the Company effectuated a 1 for 14 reverse stock split (the “Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on May 5, 2025. There was no change to the number of authorized shares of the Company’s common stock. All share and per share information in these financial statements are adjusted to reflect the Reverse Split.

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

Based on its cash resources and negative working capital as of March 31, 2025, the Company does not have sufficient resources to fund its operations past twelve months from the date these consolidated financial statements are available to be issued. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2025. Because the Company has insufficient resources on hand to fund operations through the next twelve months from the date these consolidated financial statements are available to be issued, the Company believes that there is substantial doubt in its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2025 and 2024. Although management believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2024, which contain the audited financial statements and notes thereto, for the years ended December 31, 2024 and 2023 included within the Company’s Form 10-K filed with the SEC on March 31, 2025. The interim results for the period ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of March 31, 2025, the Company has bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024 the Company did not have any cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had cash of $872,960 and $1,838,469, respectively.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures for computer equipment and lab equipment. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of equipment is depreciated using the straight-line method over the estimated useful lives of the related assets which is three years. Depreciation expense was $12,572 and $12,572 for the three months ended March 31, 2025 and 2024, respectively.

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

	Potentially Outstanding Dilutive Common Shares
	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Conversion Feature Shares

Stock Options	136,183	139,577

Warrants	354,904	67,330

Total potentially outstanding dilutive common shares	491,087	206,907

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses, including related party balances, consist of the following at:

	March 31, 2025	December 31, 2024

Accounting	$37,950	$55,340
Research and development	715,525	666,002
Legal	158,257	118,455
Other	165,247	102,962
Total	$1,076,979	$942,759

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2025, the Company issued 20,303 shares of common stock for cash.

During the three months ended March 31, 2024, the Company issued no shares of common stock.

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. Due to an annual “evergreen” provision in the 2016 Plan, the number of shares reserved for future grants was increased by 14,062, 13,329 and 13,162 in 2024, 2023 and 2022, respectively. As a result of these increases, as of March 31, 2025 and December 31, 2024, the aggregate number of shares of common stock available for awards under the 2016 Plan was 62,412 shares and 91,371 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 136,183 options outstanding as of March 31, 2025. During the three months ended March 31, 2025 and 2024, the Company issued 0 and 53,025 options, respectively.

There were 139,577 options outstanding as of December 31, 2024.

The fair value of each stock option granted during the three months ended March 31, 2024 was estimated using the Black-Scholes assumptions and or factors as follows:

Exercise price	$11.76-$70.00
Expected dividend yield	0%
Risk free interest rate	4.01%-4.25%
Expected life in years	10
Expected volatility	213-215%

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Stock Options
Outstanding December 31, 2024	139,577	$5.29	5.77
Granted	-	-	-
Expired	(3,394)	69.98	-
Exercised	-	-	-
Outstanding March 31, 2025	136,183	$3.72	5.53

A summary of the status of the Company’s nonvested options as of March 31, 2025, and changes during the three months ended March 31, 2025 is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at December 31, 2024	39,917	$26.46
Granted	-	-
Vested	(4,794)	1.07
Forfeited	-	-
Nonvested at March 31, 2025	35,123	$3.72

As of March 31, 2025, the Company had 136,183 shares issuable under options outstanding at a weighted average exercise price of $3.63 and an intrinsic value of $0.

The Company recognized compensation expense related to options issued of $236,014 and $161,861 for the three months ended March 31, 2025 and 2024, respectively, in which $134,769 and $52,360 is included in general and administrative expenses and $101,245 and $109,501 in research and development expenses, respectively. For the three months ended March 31, 2025 and 2024, $81,052 and $637 of the stock compensation was related to employees and $154,962 and $161,224 was related to non-employees, respectively.

As of March 31, 2025, the unamortized stock option expense was $804,531 with $465,616 being related to employees and $338,915 being related to non-employees. As of March 31, 2025, the weighted average remaining vesting period for the unamortized stock compensation to be recognized is 2.82 years.

On February 21, 2025, the Company held its 2024 Annual Meeting of Stockholders (the “Annual Meeting”) on February 21, 2025. At the Company’s Annual Meeting, the Company’s stockholders approved the proposal to approve the repricing of certain outstanding stock options granted (the “Option Grants”) under the Company’s 2006 and 2016 Equity Incentive Plans (the “Plans”) to allow the Board of Directors (the “Board”) to reprice the exercise price of outstanding stock options under the Plans. Pursuant to that authority, on February 21, 2025, the Board repriced the Option Grants. The repriced Option Grants under the 2006 Equity Incentive Plan had original exercise prices ranging from $56.00 to $70.00 per share, and the repriced Option Grants under the 2016 Equity Incentive Plan had original exercise prices ranging from $24.36 to $278.88 per share. All of the Option Grants under the Plans were repriced to have an exercise price of $3.72 per share, which was the closing price of the Company’s common stock on February 21, 2025.

Warrants:

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants

Outstanding December 31, 2024	354,904	$58.97	2.92
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding March 31, 2025	354,904	$58.97	2.67

As of March 31, 2025, the Company had 354,904 shares issuable under warrants outstanding at a weighted average exercise price of $58.97 and an intrinsic value of $0.

The Company recognized compensation expense related to warrants issued of $0 and $0 during the three months ended March 31, 2025 and 2024, respectively.

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

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the three months ended March 31, 2025 and 2024, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three months ended March 31, 2025 and 2024 and therefore was not subject to paying any royalties.

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

On April 18, 2025, the Company held a Special Meeting of Shareholders in which the Shareholders voted to authorize a reverse split of a magnitude between 1-for-10 and 1-for-20, for the purpose of increasing the chances of the Company regaining compliance with Nasdaq Listing Rule. 5550(a)(2). The Board determined that the best ratio to use was 1-for-14, because it would be the highest ratio that maintained at least 500,000 shares remaining in the Company’s public float, while maximizing the Company’s likely price per share.

On April 25, 2025, the Company provided an update to Nasdaq on its plans for both minimum bid compliance and capital raising, along with a request for an extension on the April 28, 2025 deadline. The update included that the 1-for-14 reverse split would be effective May 5, 2025, and the company had engaged a syndicate of two underwriters to market and implement an equity financing for the purpose of raising enough capital to comply with Nasdaq Listing Rule 5810(c)(3)(A). On May 1, 2025, Nasdaq provided a response to the Company’s representative that the Panel has approved the Company’s extension request. As a result, the Company believes that it should be able to achieve a minimum bid price for 10 days above $1 by May 16, 2025, and the shareholder equity compliance by May 19, 2025.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company is provided free office space consisting of a conference room by the Company Executive Chairman, Dr. Armen. The Company does not pay any rent for the use of this space. This space is used for quarterly board meetings and our annual shareholder meeting.

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company incurred $0 and $0 in expenses related to these services during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the outstanding balance owed to Agenus Inc. is $0 and $39,875, respectively.

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

NOTE 10 – SUBSEQUENT EVENTS

On April 3, 2025, the Company sold 51,203 shares of the Company’s common stock for $395,474.

On May 5, 2025, the Company effectuated a 1 for 14 reverse stock split (the “Reverse Split”). The Company’s stock began trading on a split-adjusted basis effective on the Nasdaq Stock Market on May 5, 2025. There was no change to the number of authorized shares of the Company’s common stock. All share and per share information in these financial statements are adjusted to reflect the Reverse Split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on form 10-K for the year ended December 31, 2024, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

During the three months ended March 31, 2025, we incurred a loss from operations of $1,448,108 as compared to $1,738,359 for the three months ended March 31, 2024. The decrease in the loss is from a decrease in research and development expense of $580,374 from $880,372 for the three months ended March 31, 2025 to $1,460,746 for the three months ended March 31, 2024 offset by an increase in general and administrative expenses of $290,123 from $567,736 for the three months ended March 31, 2025 to $277,613 for the three months ended March 31 2024.

The increase in general and administrative expenses is due to an increase in stock compensation due to option vesting and an increase in legal expenses. The decrease in R&D expense is due to lower expenses related to our clinical trials and related expenses due to changes in the Company’s stage of research and development and change to the Company’s outsourced research partners.   This decrease has been the primary driver of our decreased loss from operations for the three ended March 31, 2025 compared to the same period for 2024.

Liquidity and Going Concern

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these costs relate to paying external vendors such as Contract Research Organizations, peptide synthesizer companies, and new drug development. As of March 31, 2025, we had cash of $872,960 and working capital deficit of $148,803. We anticipate further losses from the development of our business. Based on its cash resources as of March 31, 2025, the Company does not have sufficient resources to fund its operations past twelve months from the date these consolidated financial statements are available to be issued. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the third quarter of 2025. Because of these factors, the Company believes that there is substantial doubt in the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Operating activities used $1,068,017 and $1,659,185 in cash for the three months ended March 31, 2025 and   2024, respectively. The use of cash in operating activities during the three months ended March 31, 2025, primarily comprised of $1,440,005 net loss, $12,572 in depreciation expense, $236,014 in stock compensation expense, a decrease in prepaid expenses of $10,818, and a $134,220 increase of accounts payable and accrued expenses for both related parties and non-related parties, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $0 and $1,202,880 by cash during the three months ended March 31, 2025 and 2024, respectively.

Financing activities provided $102,519 and $0 by cash during the three months ended March 31, 2025 and 2024, respectively. The cash provided by financing activities was from the sale of common stock.

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

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. Investing in our securities involves a high degree of risk. You should carefully consider the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 20254, together with the information contained elsewhere in this report, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our securities.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025.

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

May 13, 2025	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

