Form 10-QT
period 2025-06-30
Protagenic Therapeutics, Inc.\new
filed 2025-09-10
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QT

(Mark One)

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended

or

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from April 1, 2025 to June 30, 2025

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

Former Fiscal Year, December 31

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of September 10, 2025 there were 1,914,937 shares of common stock, $0.0001 par value per share, outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-QT Report

For the Fiscal Quarter Ended June 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash in bank	$4,096,189	$14,531
Prepaid expenses	135,077	-
VAT receivable	98,632	73,524
Inventories	1,095	1,038

Total current assets	4,330,993	89,093

Long-term assets:
Fixed assets, net	63,979	-
Intangible assets, net	2,093,228	-

Total long-term assets	2,157,207	-

Total Assets	$6,488,200	$89,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Current liabilities:
Notes payable, net	$3,156,052	$1,669,921
Accounts payable	2,083,633	961,117
Accrued liabilities	505,821	249,063
Derivative liabilities	3,859,748	1,382,750
Loans payable, related parties	856,957	779,201

Total current liabilities	10,462,211	5,042,052

Total liabilities	10,462,211	5,042,052

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.000001 par value. 20,000,000 shares authorized none issued and outstanding	-	-
Preferred stock, $0.000001 par value. 2,000,000 shares authorized none issued and outstanding	-	-
Series B Convertible Preferred stock, $0.000001 par value. 18,000,000 shares authorized 0 and 17,000 shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.000001 par value. 15,000 shares authorized 5,705 and 0 issued and outstanding	-	-
Series C-1 Convertible Preferred stock, $0.000001 par value. 1,000,000 shares authorized 950,000 and 0 issued and outstanding	1	-
Series D Convertible Preferred stock, $0.000001 par value. 20,000 shares authorized 20,000 and 0 issued and outstanding	-	-
Common stock, $0.0001 par value, respectively; 100,000,000 authorized; 1,848,450 and 5,800,000 shares issued outstanding	186	-
Additional paid in capital	6,739,175	455,657
Accumulated deficit	(10,455,129)	(5,397,606)
Foreign currency translation adjustment	(258,244)	(11,010)
Total stockholders’ deficit	(3,974,011)	(4,952,959)

Total liabilities and stockholders’ deficit	$6,488,200	$89,093

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024

REVENUES	$-	$-

OPERATING EXPENSES:
Accounting and audit fees	62,500	61,430
Research and Development	394,112	19,135
Legal Fees	204,733	72,500
Consulting Fees	156,760	101,358
Salaries and wages	215,053	43,663
Write off of receivables	1,136,038	-
General and administrative - other	175,216	23,745
TOTAL OPERATING EXPENSES	2,344,412	321,831

LOSS FROM OPERATIONS	(2,344,412)	(321,831)

OTHER INCOME (EXPENSES):
Interest expenses/amortization of discount	(238,727)	-
Derivative expense	(343,399)	-
Change in fair value of derivative liabilities	(2,133,599)	-
Foreign currency exchange differences	2,614	-
TOTAL OTHER INCOME (EXPENSE)	(2,713,111)	-

LOSS BEFORE INCOME TAXES	(5,057,523)	(321,831)

PROVISION FOR INCOME TAXES	-	2,524

NET LOSS	$(5,057,523)	$(324,355)

NET LOSS PER SHARE:
Basic and diluted	$(1.37)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	3,701,226	5,395,604

COMPREHENSIVE LOSS:
Net loss	$(5,057,523)	$(324,355)

Other comprehensive loss:
Unrealized foreign currency translation (loss) gain	(1,714)	-
Comprehensive loss	$(5,059,237)	$(324,355)

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the three months Ended June 30, 2025 and 2024

(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances March 31, 2024	-	$-	-	$-	-	$-	-	$-	-	$-	5,000,000	$-	$141	$16,441	$(1,805,748)	$(1,789,166)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,190)	-	(4,190)
Forgiveness of related party payables	-	-	-	-	-	-	-	-	-	-	-	-	319,761	-	-	319,761
Cash received for founders’ shares	-	-	-	-	-	-	-	-	-	-	-	-	200	-	-	200
Shares issued in connection with exchange agreement	-	-	17,000	-	-	-	-	-	-	-	800,000	-	44,560	-	-	44,560
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(324,355)	(324,355)
Balances, June 30, 2024	-	$-	17,000	$-	-	$-	-	$-	-	$-	5,800,000	$-	$364,662	$12,251	$(2,130,103)	$(1,753,190)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances March 31, 2025	-	$-	17,000	$-	-	$-	-	$-	-	$-	5,800,000	$-	$455,657	$(11,010)	$(5,397,606)	$(4,952,959)
Change in foreign currency	-	-	-	-	-	-	-	-	-	-	-	-	-	(117,219)	-	(117,219)
Issuance of Series A Convertible Preferred Stock to officers	2,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Adjustment of shares in reverse merger	(2,000)	-	(17,000)	-	-	-	-	-	-	-	(5,262,451)	54	(54)	-	-	-
Shares issued in connection with Phytanix Bio purchase	-	-	-	-	5,705	-	950,000	1	20,000	-	117,690	12	1,813,361	(130,015)	-	1,683,359
Shares issued for cash	-	-	-	-	-	-	-	-	-	-	51,203	5	395,469	-	-	395,474
Shares issued for warrant exercises	-	-	-	-	-	-	-	-	-	-	1,145,928	115	3,949,615	-	-	3,949,730
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	125,127	-	-	125,127
Rounding from reverse split	-	-	-	-	-	-	-	-	-	-	(3,920)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,057,523)	(5,057,523)
Balances, June 30, 2025	-	$-	-	$-	5,705	$-	950,000	$1	20,000	$-	1,848,450	$186	$6,739,175	$(258,244)	$(10,455,129)	$(3,974,011)

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,057,523)	$(324,355)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of debt discount to interest expense	243,353	-
Stock based compensation	125,127	-
Derivative expense	343,399	-
Change in fair value of derivative liabilities	2,133,599	-
Depreciation expense	12,571	-
Increase in note payable for acquisition of Phytanix Bio	583,878	-
Changes in: operating assets and liabilities:
Inventories	(57)	(2)
Prepaid expenses	(48,272)	-
VAT receivable	(25,108)	-
Accounts payable	265,012	16,892
Accrued liabilities	256,758	61,032

Net cash used in operating activities	(1,167,263)	(246,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of Phytanix Bio	943,180	-
Net cash provided by investing activities	943,180	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	-	1,176,606
Deferred offering costs	-	(259,950)
Proceeds from sale of common stock	395,474	200
Proceeds from exercise of warrants	3,949,730	-
Proceeds from related party loans	77,756	45,769
Net cash provided by financing activities	4,422,960	962,625

NET INCREASE IN CASH	4,198,877	716,192

Effect of exchange rate adjustments on cash	(117,219)	(4,190)

CASH, beginning of period	14,531	1,625

CASH, end of period	$4,096,189	$713,627

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING INFORMATION:
Net assets acquired of Phytanix Bio, net of cash received	$1,399,079	$-

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

June 30, 2025

(unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Company Background

Protagenic Therapeutics, Inc. (“we,” “our,” “Protagenic” or “the Company”), formerly known as Atrinsic, Inc., is a Delaware corporation and prior to May 15, 2025 has a wholly-owned subsidiary named Protagenic Therapeutics Canada (2006) Inc. (“PTI Canada”), a corporation formed in 2006 under the laws of the Province of Ontario, Canada.

We are a biopharmaceutical company specializing in the discovery and development of therapeutics to treat stress-related neuropsychiatric and mood disorders.

On May 15, 2025, the Company, entered into the Share Exchange Agreement (the “Exchange Agreement”) with Alterola Biotech, Inc. a Nevada corporation (“Alterola”) whereby Alterola owns Phytanix Bio, Inc. (“Phytanix Bio”) that was formed on April 16, 2024 as a holding company which owns ABTI Pharma Limited (“ABTI Pharma”) and its wholly-owned subsidiaries, which existed prior to the formation of Phytanix Bio.

ABTI Pharma was formed as a UK company, registered in England and Wales, on January 7, 2021. On January 19, 2021, ABTI Pharma entered into a Stock Purchase Agreement (the “Agreement”) with Alterola pursuant to which Alterola agreed to acquire all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of Alterola pro rata to the ABTI Pharma shareholders. The shares were issued on January 29, 2021 in anticipation of the closing and the parties to the transaction agreed in a May 24, 2021 amendment to close upon the ABTI Pharma Limited Shares being transferred to Alterola which was to occur on May 28, 2021. This transaction was accounted for as a reverse acquisition and recapitalization. ABTI Pharma was the acquirer for accounting purposes and Alterola was the issuer, and Phytanix Bio became a wholly-owned subsidiary of Alterola.

ABTI Pharma is focused on the development of cannabinoid, cannabinoid-like, and non-cannabinoid pharmaceutical active pharmaceutical ingredients (APIs), pharmaceutical medicines made from cannabinoid, cannabinoid-like, and non-cannabinoid APIs and European novel food approval of cannabinoid-based, cannabinoid-like and non-cannabinoid ingredients and products.

Pursuant to the Exchange Agreement, the Company became the owner of ABTI Pharma (i.e. ABTI Pharma and its wholly-owned subsidiaries, Ferven Limited (“Ferven”) and Phytotherapeutix Ltd (“Phyto”)), EMC2 Capital LLC, a Wyoming limited liability corporation (“EMC2”), the preferred stockholders of Phytanix Bio (the “Preferred Stockholders”) and Colin Stott, as the Seller’s Representative, pursuant to which the Company acquired 100% of the issued and outstanding common shares of Phytanix Bio. Prior to the Combination, Alterola and EMC2 collectively owned 100% of the issued and outstanding shares of the common shares of Phytanix Bio (the “Shares”), and the Preferred Stockholders collectively owned 100% of the issued and outstanding shares of Series A convertible preferred shares of Phytanix Bio (the “Preferred Shares”).

Under the terms of the Exchange Agreement, in exchange for all of the outstanding Shares of Phytanix Bio at the Effective Time, the Company issued to Alterola and EMC2, as shareholders of Phytanix Bio, in each case in accordance with their Pro Rata Portion (as defined in the Exchange Agreement), an aggregate of (A) 117,690 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), which shares shall represent a number of shares equal to no more than 19.99% of the outstanding shares of Common Stock as of immediately before the Effective Time, (B) 5,705 shares of the Company’s Series C Convertible Preferred Stock, par value $0.000001 per share (the “Series C Preferred Stock”), and (C) 950,000 shares of the Company’s Series C-1 Convertible Preferred Stock, par value $0.000001 per share (the “Series C-1 Preferred Stock”, and together with the Series C Preferred Stock, the “Preferred Stock Payment Shares”) (as described below). In addition, in exchange for all of the outstanding Preferred Shares of Phytanix Bio at the Effective Time, the Company issued to the Preferred Stockholders, in accordance with their Preferred Pro Rata Portion (as defined in the Exchange Agreement), (A) an aggregate of 20,000 shares (the “Series D Payment Shares” of Series D Preferred Stock, par value $0.000001 per share of the Company (the “Series D Preferred Stock”), and (b) common stock purchase warrants to purchase up to 715,493 shares of common stock. The issuance of the shares of Common Stock, Preferred Stock Payment Shares and Series D Payment Shares occurred on May 16, 2025. Each share of Preferred Stock Payment Shares is convertible into one of Common Stock, subject to certain conditions described in the Exchange Agreement. Each share of Series D Payment Shares is convertible into one of Common Stock, subject to certain conditions described in the Exchange Agreement. The Combination is intended to be treated as a taxable exchange for U.S. federal income tax purposes.

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

Change in Fiscal Year End

As a result of the merger with Phytanix Bio, the Company changed its fiscal year end to March 31, to align with Phytanix Bio who is considered the accounting acquirer.

NOTE 2 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses resulting in an accumulated deficit. The Company anticipates further losses in the development of its business. The Company also had negative cash flows used in operations. As of June 30, 2025 and March 31, 2025, the Company had a working capital deficit of $6,131,218 and $4,952,959, respectively. As of June 30, 2025 the Company had an accumulated deficit of $10,455,129.

During the three months ended June 30, 2025, the Company raised approximately $4.3 million from the exercise of warrants and a capital raise (ATM). Even though as of June 30, 2025 there is adequate cash, the Company has a significant working capital deficit and a large accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by the end of fiscal year end March 31, 2026.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2025 and 2024. Although management believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

As the acquisition of Phytanix Bio resulted in the owners of Phytanix Bio gaining control over the combined entity after the transaction, and the stockholders of Protagenic Therapeutics, Inc. continuing only as passive investors, the transaction was not considered a business combination under the ASC. Instead, this transaction was considered to be a capital transaction of the legal acquiree (Phytanix Bio) and was equivalent to the issuance of shares by Phytanix Bio for the net monetary assets of Protagenic Therapeutics, Inc. accompanied by a recapitalization. As a result, the historical balances represent Phytanix Bio. See Note 4, “Reverse Merger”.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2024, which contain the audited financial statements and notes thereto, for the years ended December 31, 2024 and 2023 included within the Company’s Form 10-K filed with the SEC on March 31, 2025 for Protagenic Therapeutics, Inc. as well as the audited consolidated financial statements for Phytanix Bio that are reflected in the Form 8-K/A dated August 27, 2025. The interim results for the period ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending March 31, 2026 or for any future interim periods.

Principles of consolidation

The consolidated financial statements include the accounts of Protagenic Therapeutics, Inc., and its wholly owned US, Canadian and UK subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the consolidated financial statements include valuation of stock options and warrants, derivative liabilities, assessment of deferred tax asset valuation allowance. Foreign currency exchange rates, fair value of the valuation of Protagenic Therapeutics, Inc. and the purchase price allocation.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of June 30, 2025, the Company has bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and March 31, 2025 the Company did not have any cash equivalents. As of June 30, 2025 and March 31, 2025, the Company had cash of $4,096,189 and $14,531, respectively.

Fixed Assets and Long-Lived Assets

ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted Accounting Standard Update (“ASU”) 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.

The Company reviews recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

Fixed assets and intangible assets with finite useful lives are stated at cost less accumulated amortization and impairment. Intangible assets with infinite lives, such as in process research and development are valued at costs and reviewed for indicators of impairment at least annually, or more depending on circumstances.

The Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1. Significant underperformance relative to expected historical or projected future operating results;

2. Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3. Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

The annual impairment test is performed during March of each fiscal year, or more frequently if there are indicators of potential impairment. The impairment review is conducted at the level of the reporting unit or cash-generating unit (CGU), which represents the lowest level at which goodwill is monitored for internal management purposes and is not larger than an operating segment.

In assessing whether intangible assets are impaired, the Company first evaluates qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or CGU is less than its carrying amount. These qualitative factors include, but are not limited to:

●	Macroeconomic conditions (e.g., a significant adverse change in general economic conditions)
●	Industry and market considerations (e.g., declines in market capitalization or increased competition)
●	Cost factors (e.g., increases in raw material, labor, or other costs that could negatively impact earnings)
●	Overall financial performance (e.g., negative or declining cash flows, reductions in revenue growth)
●	Other relevant entity-specific events (e.g., changes in management, strategy, or key personnel)

If the qualitative assessment indicates potential impairment, the Company proceeds with a quantitative analysis to determine the fair value of the reporting unit or CGU. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in the amount by which the carrying amount of goodwill exceeds its recoverable amount or fair value.

For the period ended June 30, 2025, the Company did not recognize any impairment losses.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued liabilities, and notes payable approximate their fair value because of the short-term maturity of those instruments.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

The Company used a Black-Scholes model for the warrants, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is remeasured at the end of each reporting period.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers, which requires revenue to be recognized in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services.

In accordance with ASU Topic 606 - Revenue from Contracts with Customers, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Research and development

We engage in a variety of research and development activities to develop our technologies and work toward the development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. As of June 30, 2025 and 2024, the research and development costs incurred by the company relate to the following:

●	Licenses for patent and know-how (Nano 4 M) - this relates to the company’s formulation of Active Pharmaceutical Ingredients (“API”) for its lead pharmaceutical programs.

●	Protein Technologies Ltd – this relates to the company’s research into production of cannabinoids by biosynthesis (as opposed to botanical production by growing plants). The company has genetically modified an organism to produce cannabinoids by fermentation (similar to methodology used for the production of antibiotics).
●	Apex Molecular Ltd.- the Company has a number of pharmaceutical development programs using both novel and natural molecules. The Company employs third party chemistry / contract, manufacturing companies such as Apex Molecular Ltd. to synthesize and purify these compounds for their pharmaceutical development programs.
●	Acquisition of intellectual property from Alinova Biosciences Ltd.
●	Continued patent prosecution and internationalization of company intellectual property.
●	Staff costs and consultancy costs relating to research and development.

Segment Reporting

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”). ASU 2023-07 was effective for public companies in fiscal years beginning after December 15, 2023. The Company adopted Financial Accounting Standards Board issued Accounting Standards Update 2023-07. ASU 2023-07 improves segment reporting disclosures for public companies. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories, The Company has not yet begun generating revenue from its planned principal operations and operates as a single reportable segment. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. The Company analyzed ASU 2023-07 and determined that the required information is presented within the consolidated financial statements and footnote disclosures herein.

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

	Potentially Outstanding Dilutive Common Shares
	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Conversion Feature Shares

Preferred Stock	5,454,191	-

Convertible notes (into preferred stock, then to common stock)	795,466	-

Stock Options	136,183	139,577

Warrants	3,978,000	67,330

Total potentially outstanding dilutive common shares	10,363,840	206,907

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

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency as is the case with Canada and the UK, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of operations and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of operations and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the consolidated statements of operations and comprehensive loss.

Based on an assessment of the factors discussed above, the management of the Company determined its subsidiaries’ local currency (i.e. the Canadian dollar, British Pound) to be the functional currency for its foreign subsidiaries.

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

NOTE 4 - REVERSE MERGER

The acquisition of Phytanix Bio was considered a reverse merger. In accordance with ASC 805-40-45-1, the consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (Protagenic Therapeutics, Inc.) but described in the notes to the financial statements as a continuation of the financial statements of the legal subsidiary (Phytanix Bio), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree (Protagenic Therapeutics, Inc.). That adjustment is required to reflect the capital of the legal parent. Comparative information presented in the consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent.

Under ASC 805-40-45-2, the consolidated financial statements represent the continuation of the legal subsidiary except for the capital structure, as follows:

(a)	The assets and liabilities of the legal subsidiary recognized and measured at their precombination carrying amounts;
(b)	The assets and liabilities of the legal parent recognized and measured in accordance with the guidance in this topic applicable to business combinations (ASC 805);
(c)	The retained earnings and other equity balances of the legal subsidiary before the business combination;
(d)	The amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary outstanding immediately before the business combination to the fair value of the legal parent determined in accordance with the guidance in ASC 805 applicable to business combinations. However, the equity structure reflects the equity structure of the legal parent, including the equity interests the legal parent issued to effect the combination. Accordingly, the equity structure of the legal subsidiary is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.

The Company acquired Phytanix Bio for an aggregate of (A) 117,690 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), which shares shall represent a number of shares equal to no more than 19.99% of the outstanding shares of Common Stock as of immediately before the Effective Time, (B) 5,705 shares of the Company’s Series C Convertible Preferred Stock, par value $0.000001 per share (the “Series C Preferred Stock”), and (C) 950,000 shares of the Company’s Series C-1 Convertible Preferred Stock, par value $0.000001 per share (the “Series C-1 Preferred Stock”, and together with the Series C Preferred Stock, the “Preferred Stock Payment Shares”). In addition, in exchange for all of the outstanding Preferred Shares of Phytanix Bio at the Effective Time, Protagenic Therapeutics, Inc. issued to the Preferred Stockholders, in accordance with their Preferred Pro Rata Portion, (A) an aggregate of 20,000 shares (the “Series D Payment Shares” of Series D Preferred Stock, par value $0.000001 per share of Protagenic Therapeutics, Inc. (the “Series D Preferred Stock”), and (b) common stock purchase warrants to purchase up to 715,493 shares of common stock. The issuance of the shares of Common Stock, Preferred Stock Payment Shares and Series D Payment Shares occurred on May 16, 2025. Each share of Preferred Stock Payment Shares is convertible into one of Common Stock, subject to certain conditions described in the Exchange Agreement. Each share of Series D Payment Shares is convertible into one of Common Stock, subject to certain conditions described in the Exchange Agreement. The combination is treated as a taxable exchange for U.S. federal income tax purposes.

On May 15, 2025, the Company completed its acquisition of Phytanix Bio. As a result of this transaction, which is accounted for as a reverse merger, Phytanix Bio is a wholly owned subsidiary of the Company (the “Merger”). This exchange of shares and the resulting controlling ownership of Phytanix Bio constitutes a reverse acquisition resulting in a recapitalization of Phytanix Bio and purchase accounting being applied to Protagenic Therapeutics, Inc. under ASC 805 due to Phytanix Bio being the accounting acquirer and Protagenic Therapeutics, Inc., being deemed an acquired business. This requires financial reporting from the Merger close date forward to reflect only the historic consolidated results of Phytanix Bio and to include the consolidated results for Protagenic Therapeutics, Inc. and subsidiaries from May 15, 2025 forward.

The primary reasons Phytanix Bio consummated the merger with Protagenic Therapeutics, Inc. were the opportunity to immediately become a public company without the process of doing its own initial public offering, thereby affording it the opportunity to more quickly raise capital and provide liquidity options to its stockholders, and at the same time acquiring the infrastructure required of a public company run by people experienced in investor relations and the public company regulatory compliance.

The estimated allocation of the purchase price of the assets acquired and liabilities assumed for the acquisition by Phytanix Bio of Protagenic Therapeutics, Inc. via the reverse acquisition are set forth below:

Purchase Price Allocation of Protagenic Therapeutics, Inc.

Current assets – cash and prepaid	$1,029,985
Intangible assets – in process research and development and assembled workforce	2,093,228
Fixed assets	76,550
Accounts payable and accrued expenses	(857,504)
Purchase price	$2,342,259

This allocation is based on an independent valuation received by the Company. The value was derived based off of the share price of Protagenic Therapeutics, Inc. at the time of the merger. The Company accounted for this transaction as an asset acquisition. From May 15, 2025 through June 30, 2025, there are no indications of impairment of the long-lived assets.

NOTE 5 – FIXED ASSETS

The Company acquired equipment in connection with the Merger of Phytanix Bio.

As of June 30, 2025 and March 31, 2025, the Company has the following fixed assets:

	June 30, 2025	March 31, 2025
Equipment	$76,550	$-
Accumulated depreciation	(12,571)	-
	$63,979	$-

The Company recorded $12,571 and $0 in depreciation expense for the three months ended June 30, 2025 and 2024, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company acquired in process research and development costs and assembled workforce costs in connection with the Merger of Phytanix Bio.

As of June 30, 2025 and March 31, 2025, the Company has the following intangible assets:

	June 30, 2025	March 31, 2025
In process research and development	$2,054,960	$-
Assembled workforce	38,268	-
Accumulated amortization	-	-
	$2,093,228	$-

The intangible assets identified will commence amortization upon a Phase 3 clinical trial for the drugs acquired. As of June 30, 2025, none of the trials have entered Phase 3. The Company will include these assets in their annual impairment test.

NOTE 7 – ACCOUNTS PAYABLE

Accounts payable consisted of the following on June 30, 2025 and March 31, 2025:

	June 30, 2025	March 31, 2025
Accounting and audit fees	$103,700	$95,750
Research and development	1,383,038	865,367
Legal	190,898	-
Compensation	159,800	-
General and administrative	246,197	-
Total Accounts payable	$2,083,633	$961,117

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following on June 30, 2025 and March 31, 2025:

	June 30, 2025	March 31, 2025
Research and development	$143,812	$-
General and administrative	362,009	249,063
Total Accrued expenses	$505,821	$249,063

NOTE 9 – NOTES PAYABLE AND DERIVATIVE LIABILITIES

On June 26, 2024, certain investors (the “Financing Investors”) and Phytanix Bio entered into certain Securities Purchase Agreements pursuant to which, among other things, the Financing Investors agreed to purchase (i) certain promissory notes of the Company in the original principal amount of $4,413,650, which only $3,193,650 was raised, (ii) certain warrants to acquire the Company’s common shares (Common Warrants”), and (iii) warrants to acquire the Company’s Series A and B Preferred Shares.

In 2024, the Company closed the Securities Purchase Agreements, pursuant to which the Company issued and sold to the Financing Investors (i) promissory notes in the principal amount of $3,193,650, (ii) three-year warrants to purchase up to 675,613 shares of the Company’s common stock at an initial exercise price of $11.00 per share, subject to adjustment; (iii) 1,127 Series A Preferred Warrants; and (iv) 2,436 Series B Preferred Warrants. The notes are non-interest bearing and have a maturity date of June 29, 2025. The Common and Preferred Series A and B Warrants were valued at $993,151, or $1.47 per common warrant, and $159.86 for the Series A preferred warrants and $61.91 for the Series B preferred warrants. As a result of this transaction, the Company recognized $798,412 in original issue discounts that are being amortized over the one-year life of the notes. As of June 30, 2025, all of the original issue discount has been amortized including $199,603. All notes payable are reflected in current liabilities.

The convertible notes payable include variable conversion prices. The Company evaluated these terms and determined that the warrants issued with the notes payable contained characteristics that required the Company to classify them as derivative liabilities. The Derivative Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Instruments. The estimated fair value of the Derivative Instruments has been calculated based on an independent valuation received that valued these warrants.

Upon completion of the Merger with Protagenic Therapeutics, Inc. Phytanix Bio recognized additional debt in the amount of $1,117,778 which was part of the note payable agreements regarding the Company being a public company. This amount is reflected this amount in transaction costs in the consolidated statement of operations for the three months ended June 30, 2025. There was also $18,260 in transaction costs recognized by Protagenic during this period.

Phytanix Bio recognized a derivative liability of $1,324,126 in the year ended March 31, 2025 related to the value of the warrants which have been bifurcated from the notes. Upon the completion of the Merger, and additional derivative liability of $343,399 was recorded to account for the valuation of the conversion option on the notes, which is recognized as derivative expense in the Consolidated Statement of Operations and Comprehensive Loss for the three months ended June 30, 2025.

Phytanix Bio recognized a change in the fair value of the derivative liabilities related to the conversion option and warrants of $2,133,599 for the three months ended June 30, 2025.

Phytanix Bio also in June 2024 issued 39,880 Common Stock Warrants as commissions valued at $58,624 which are also considered derivative liabilities.

The fair value of the warrants were based on an independent valuation of the warrants on the measurement date.

On April 17, 2025, the Company entered into a note with an individual for $168,750, which included a one-time original issue discount of $43,750 with cash proceeds to the Company of $125,000, due upon the consummation of financing that Phytanix Bio is conducting in accordance with the merger with Protagenic.

The accounting treatment of derivative financial instruments requires that the Company treat the instrument as liability and record the fair value of the instrument as derivatives as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

The Company determined the derivative liabilities to be a Level 3 fair value measurement.

Activity related to the derivative liabilities for the period ended June 30, 2025 is as follows:

Beginning balance as of March 31, 2025	$1,382,750
Recognition of conversion option on the notes payable	343,399
Change in fair value of derivative liabilities	2,133,599
Ending balance as of June 30, 2025	$3,859,748

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans Payable – Related Parties

The Company leases office space from a company that an officer has an interest. The lease is believed to be at or below market rate and is on a month to month basis. The rent is $2,500 per month. An officer has provided office space as an arm’s length transaction with rental at commercial rates. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

During the three months ended June 30, 2025 and 2024, several related parties made advances to the Company to fund operating expenses in the amount of $77,756 and $45,769, respectively. These advances are non – interest bearing and have no specified terms of repayment. The Company has outstanding loans to several related parties throughout the year. As of June 30, 2025 and March 31, 2025, the Company owed related parties $856,957 and $779,201, respectively.

Office Space

The Company is provided free office space consisting of a conference room by the Company Executive Chairman, Dr. Armen. The Company does not pay any rent for the use of this space. This space is used for quarterly board meetings and our annual shareholder meeting.

Agenus

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company has not incurred any expenses nor has any amounts outstanding for the three months ended June 30, 2025 or as of June 30, 2025.

NOTE 11 - STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended June 30, 2025, the Company issued 117,690 common shares, 5,705 Series C Preferred shares, 950,000 Series C-1 Preferred shares and 20,000 Series D preferred shares in the merger with Phytanix Bio as discussed in Note 1. In addition, the Company issued 51,203 shares of common stock for cash in the amount of $395,474 and 1,145,928 shares of common stock in the exercise of warrants totalling $3,949,730. The Company also incurred an adjustment of 3,920 shares of common stock due to the reverse split on May 5, 2025.

During the three months ended June 30, 2024, Protagenic’s issued no shares of common stock or preferred stock. Phytanix Bio did issue 800,000 common shares and 17,000 preferred shares pursuant to an exchange agreement with Alterola valued at $44,560; received $200 in issuance of founders shares of ABTI Pharma; and had forgiveness of related party dent in the amount of $319,761. In addition, there was $10 in stock-based compensation in Phytanix Bio prior to the merger on May 15, 2025.

Series C Non-Voting Certificate of Designation

On May 15, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C Non-Voting Convertible Preferred Stock (the “Series C Certificate of Designation”) with the Secretary of State of the State of Delaware. The Series C Certificate of Designation provides for the designation of shares of the Series C Stock.

Holders of Series C Stock are entitled to receive dividends on shares of Series C Stock (on an as-if-converted-to-Common-Stock basis, without regard to the Beneficial Ownership Limitation (as defined in the Series C Certificate of Designation), equal to and in the same form, and in the same manner, as dividends (other than dividends on shares of the Common Stock payable in the form of Common Stock) actually paid on shares of the Common Stock when, as if such dividends (other than dividends payable in the form of Common Stock) are paid on the shares of the Common Stock. In addition, holders of Series C Stock shall be entitled to receive, and the Company shall pay, payment-in-kind dividends on each share of Series C Stock, accruing at a rate equal to five percent (5.0%) per annum payable in shares of Series C Stock on the date that is 180 days after the date of the original issuance of such Series C Stock or such earlier date that that such holder may convert any portion of the Series C Stock to Common Stock.

Except as otherwise required by law, the Series C Stock does not have voting rights. However, as long as any shares of Series C Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series C Stock , (i) alter or change adversely the powers, preferences or rights given to the Series C Stock or alter or amend the Series C Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s third amended and restated certificate of incorporation, as amended (the “Charter”) or Second Amended and Restated Bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series C Stock , regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series C Stock , or increase or decrease (other than by conversion) the number of authorized shares of Series C Stock (iii) prior to the Stockholder Approval (as defined in the Series C Certificate of Designation) or at any time while at least 30% of the originally issued Series C Stock remains issued and outstanding, consummate either: (A) any Fundamental Transaction (as defined in the Series C Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

The Series C Stock shall rank on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily.

Following stockholder approval of the Conversion Proposal, each share of Series C Stock will automatically convert into one (1) share of Common Stock, subject to certain limitations provided in the Series C Certificate of Designation, including that the Company shall not affect any conversion of Series C Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”); provided, however, that the Beneficial Ownership Limitation will not apply after the stockholder approval of the Change of Control Proposal and upon the occurrence of certain other events as set forth in the Series C Certificate of Designation.

If at any time following the earliest of Stockholder Approval (as defined in the Series C Certificate of Designation), the occurrence of an event set forth in clause (ii) of Section 1.4(a) of the Exchange Agreement, or September 1, 2025, the Company fails to deliver to a holder certificates representing shares of Common Stock or electronically deliver such shares, the Series C Stock is redeemable for cash at the option of the holder thereof at a price per share equal to the then-current Fair Value of the Series C Stock , as defined and described in the Series C Certificate of Designation.

Series C-1 Certificate of Designation

On May 15, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series C-1 Non-Voting Convertible Preferred Stock (the “Series C-1 Certificate of Designation”) with the Secretary of State of the State of Delaware in connection with the Combination. The Series C-1 Certificate of Designation provides for the designation of shares of the Series C-1 Preferred Stock.

Holders of Series C-1 Stock are entitled to receive dividends on shares of Series C-1 Stock (on an as-if-converted-to-Common-Stock basis, without regard to the Beneficial Ownership Limitation (as defined in the Series C-1 Certificate of Designation), equal to and in the same form, and in the same manner, as dividends (other than dividends on shares of the Common Stock payable in the form of Common Stock) actually paid on shares of the Common Stock when, as if such dividends (other than dividends payable in the form of Common Stock) are paid on the shares of the Common Stock. In addition, holders of Series C-1 Stock shall be entitled to receive, and the Company shall pay, payment-in-kind dividends on each share of Series C-1 Stock, accruing at a rate equal to five percent (5.0%) per annum payable in shares of Series C-1 Stock on the date that is 180 days after the date of the original issuance of such Series C-1 Stock or such earlier date that that such holder may convert any portion of the Series C-1 Stock to Common Stock.

Except as otherwise required by law, the Series C-1 Stock does not have voting rights. However, as long as any shares of Series C-1 Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series C-1 Stock, (i) alter or change adversely the powers, preferences or rights given to the Series C-1 Stock or alter or amend the Series C-1 Certificate of Designation, amend or repeal any provision of, or add any provision to, the Company’s third amended and restated certificate of incorporation, as amended (the “Charter”) or Second Amended and Restated Bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series C-1 Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series C-1 Stock, or increase or decrease (other than by conversion) the number of authorized shares of Series C-1 Stock (iii) prior to the Stockholder Approval (as defined in the Series C-1 Certificate of Designation) or at any time while at least 30% of the originally issued Series C-1 Stock remains issued and outstanding, consummate either: (A) any Fundamental Transaction (as defined in the Series C-1 Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

The Series C-1 Stock shall rank on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily.

Following stockholder approval of the Conversion Proposal, each share of Series C-1 Stock will automatically convert into one (1) share of Common Stock, subject to certain limitations provided in the Series C-1 Certificate of Designation, including that the Company shall not affect any conversion of Series C-1 Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”); provided, however, that the Beneficial Ownership Limitation will not apply after the stockholder approval of the Change of Control Proposal and upon the occurrence of certain other events as set forth in the Series C-1 Certificate of Designation.

If at any time following the earliest of Stockholder Approval (as defined in the Series C-1 Certificate of Designation), the occurrence of the event described in clause (ii) of Section 1.4(a) of the Exchange Agreement,, or September 1, 2025, the Company fails to deliver to a holder certificates representing shares of Common Stock or electronically deliver such shares, the Series C-1 Stock is redeemable for cash at the option of the holder thereof at a price per share equal to the then-current Fair Value of the Series C-1 Stock, as defined and described in the Series C-1 Certificate of Designation.

Series D Certificate of Designation

On May 15, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series D Non-Voting Convertible Preferred Stock (the “Series D Certificate of Designation”, and together with the Series C Certificate of Designation and the Series C-1 Certificate of Designation, the “Certificates of Designations”) with the Secretary of State of the State of Delaware in connection with Merger. The Series D Certificate of Designation provides for the designation of shares of the Series D Preferred Stock.

Subject to the senior rights of the Senior Preferred Stock (as defined in the Series D Certificate of Designation), and pari passu with the holders of shares of Series C Stock (the “Parity Stock” as defined in the Series D Certificate of Designation), from and after the first date of issuance of any Series D Preferred Stock, each holder of a share of Series D Preferred Stock shall be entitled to receive dividends when and as declared by the Board, from time to time, in its sole discretion, which dividends shall by paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms of the Series D Certificate of Designation, in cash, in securities of the Company or any other entity, or using assets as determined by the Board on the Stated Value (as defined in the Series D Certificate of Designation) of such share of Series D Preferred Stock.

Except as otherwise required by law, the Series D Preferred Stock does not have voting rights, either as a separate series or class or together with any other series or class of share of capital stock. Except as otherwise required by law, holders of the Series D Preferred Stock shall not be entitled to call a meeting of such holders for any purpose nor shall they be entitled to participate in any meeting of the holders of Common Stock.

All shares of capital stock of the Company shall by junior in rank to all of the Series D Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, subject to the express consent of the holders of at least a majority of the outstanding Series D Preferred Stock to create Parity Stock.

Following stockholder approval of the Conversion Proposal, each holder of Series D Preferred Stock shall be entitled to convert any portion of the outstanding Series D Preferred Stock held by such holder into validly issued, fully paid and non-assessable common stock using a Conversion Price of $10.00 and a Stated Value of $1,000 per share of Series D Preferred Stock (as each term is defined in the Series D Certificate of Designation).

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. Due to an annual “evergreen” provision in the 2016 Plan, the number of shares reserved for future grants was increased by 14,062, 13,329 and 13,162 in 2024, 2023 and 2022, respectively. As a result of these increases, as of June 30, 2025 and March 31, 2025, the aggregate number of shares of common stock available for awards under the 2016 Plan was 62,412 shares and 91,371 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 136,183 options outstanding as of June 30, 2025 and March 31, 2025. During the three months ended June 30, 2025 and 2024, the Company issued 0 and 0 options, respectively.

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Stock Options
Outstanding March 31, 2025	136,183	$3.72	5.53
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding June 30, 2025	136,183	$3.72	5.28

A summary of the status of the Company’s nonvested options as of June 30, 2025, and changes during the three months ended June 30, 2025 is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at March 31, 2025	35,123	$3.72
Granted	-	-
Vested	(4,532)	86.59
Forfeited	-	-
Nonvested at June 30, 2025	30,591	$3.72

As of June 30, 2025, the Company had 136,183 shares issuable under options outstanding at a weighted average exercise price of $3.72 and an intrinsic value of $0.

The Company recognized compensation expense related to options issued of $125,117 and $236,014 for the three months ended June 30, 2025 and 2024, respectively, in which $89,523 and $134,769 is included in general and administrative expenses and $35,594 and $101,245 in research and development expenses, respectively. For the three months ended June 30, 2025 and 2024, $61,701 and $81,052 of the stock compensation was related to employees and $63,416 and $154,962 was related to non-employees, respectively.

As of June 30, 2025, the unamortized stock option expense was $675,791 with $400,293 being related to employees and $275,498 being related to non-employees. As of June 30, 2025, the weighted average remaining vesting period for the unamortized stock compensation to be recognized is 2.79 years.

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

Warrants:

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants

Outstanding March 31, 2025	4,620,192	$221.32	1.49
Granted	719,056	3.65	-
Expired	(1,458)	70.00	-
Exercised	(1,359,790)	113.64	-
Outstanding June 30, 2025	3,978,000	$219.05	0.93

As of June 30, 2025, the Company had 3,978,000 shares issuable under warrants outstanding at a weighted average exercise price of $219.05 and an intrinsic value of $147,310.

On May 15, 2025, 719,056 warrants were assumed in the merger with Phytanix Bio, Inc.

The Company recognized compensation expense related to warrants issued of $0 and $0 during the three months ended June 30, 2025 and 2024, respectively.

NOTE 12 - COLLABORATIVE AGREEMENTS

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

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the three months ended June 30, 2025 and 2024, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three months ended June 30, 2025 and therefore was not subject to paying any royalties.

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

On June 17, 2025, the Company received a letter from Nasdaq stating that the Nasdaq Hearings Panel found the Company in compliance with Listing Rules 5550(a)(2), 5550(a)(4), 5550(b)(1), and 5620(a), the Bid Price, Public Float, Equity and Annual Shareholder Meeting Rule, respectively as required by the February 19, 2025, decision. The letter also stated that pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of this letter. If, within that one-year monitoring period, Staff finds the Company again out of compliance with the Equity Rule, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter, and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C). The Company’s securities may be at that time delisted from Nasdaq.

Axiom

Axiom Real Time Metrics Inc. (Axiom), based in Mississauga, Ontario, was placed into receivership on July 11, 2025, after defaulting on a financing agreement with National Bank of Canada, which was owed approximately C$10.4 million. Subsequently, the company’s assets were sold via a court supervised receivership process, culminating in a transaction transferring substantially all its assets to Sitero Canada Inc., which closed on approximately July 31, 2025. This is relevant to the Company because it reduces the chance that the Company may be able to collect some or all the funds it has claimed it is owed by Axiom.

NOTE 14 – SEGMENT REPORTING

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

NOTE 15 – SUBSEQUENT EVENTS

Axiom Real-Time Metrics Inc. (Axiom), based in Mississauga, Ontario, was placed into receivership on July 11, 2025, after defaulting on a financing agreement with National Bank of Canada, which was owed approximately C$10.4 million. Subsequently, the company’s assets were sold via a court-supervised receivership process, culminating in a transaction transferring substantially all its assets to Sitero Canada Inc., which closed on approximately July 31, 2025. This is relevant to the Company because it reduces the chance that the Company may be able to collect some or all the funds it has claimed it is owed by Axiom.

On July 18, 2025, the Company designated Tim Wright as a member of the Board of Directors.

The Board of Directors resolved on July 31, 2025, to approve the forgiveness of an intercompany loan owed by ABTI Pharma Limited to the Company, in the amount of £317,480.40 GBP ($410,756 USD), effective as of March 31, 2025. The amount was written off, in accordance with the recommendation of the Company’s accountants.

On August 7, 2025, the Board approved a change in the Company’s fiscal year-end from December 31 to March 31, effective immediately. The Company intends to file a transition report on Form 10-QT with the Securities and Exchange Commission for the transition period beginning April 1, 2025 and ending June 30, 2025.

On August 8, 2025, the Board of Directors (the “Board”) of Protagenic Therapeutics, Inc. (the “Company” or “Protagenic”) approved a focused restructuring plan (the “Restructuring Plan”) to transition to a virtual operating model and concentrate capital on the Company’s highest-priority clinical program(s). In approving the Restructuring Plan, the Board determined that a disciplined cost structure and a sharper focus on near-term value inflection are in the best interests of the Company and its stockholders.

Under the Restructuring Plan, the Company has (i) temporarily suspended expenditures related to its preclinical programs and (ii) initiated a process to evaluate strategic alternatives for those programs, including partnerships and/or out-licensing, with the objective of advancing them with appropriate external funding while preserving cash for the Company’s lead clinical assets. The Company is reducing operating expenses, overhead, and headcount primarily associated with preclinical activities.

When fully implemented, the Restructuring Plan is expected to reduce annualized operating expenses by approximately $8 million. The Company expects to incur one-time charges in connection with the Restructuring Plan; however, because key actions remain in process, the Company cannot reasonably estimate the total amount or timing of such charges at this time and will provide an update in a subsequent filing once such amounts are estimable.

Also on August 8, 2025, in connection with the Restructuring Plan, the Board a terminated the employment of (i) Barrett Evans as Chief Executive Officer and President and (ii) Colin Stott as Chief Operating Officer, in each case effective immediately. Messrs. Evans and Stott remain members of the Company’s Board of Directors. Any severance or other compensatory agreements, if applicable, will be disclosed when determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This transition report on Form 10-QT contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on form 10-K for the year ended December 31, 2024, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-QT and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” “future” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements relate to, among other things, our business strategy, our research and development, our product development efforts, our ability to commercialize our product candidates, the activities of our licensees, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds as well as our plans, objectives, expectations, and intentions.

We have included more detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements in Part II-Item 1A “Risk Factors” of this Transition Report on Form 10-QT. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

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

Recent Events

Acquisition of five preclinical drug candidate assets

As a result of the Exchange Agreement with Alterola Biotech Inc., (see Explanatory Note above), the company acquired five preclinical drug candidate assets and five new employees, all of whom were working for or affiliated with the Alterola subsidiary known as Phytanix Bio, Inc. The drug candidate assets expanded our pipeline into multiple therapeutic areas beyond the target markets of PT00114, supported by an intellectual property portfolio. The acquired drug candidate assets consist of the following programs:

PHYX-001: Kv7.2/7.3 Agonist for Epilepsy and Mood Disorders

PHYX-001 is an in-licensed Kv7.2/7.3 agonist (non-cannabinoid) epilepsy asset that shares the same mechanism of action as compounds currently in late-stage development, including BVH-7000 and XEN1101. These comparator molecules are in Phase 3 clinical trials for focal onset seizures (FOS), generalized tonic-clonic seizures (GTCS), and major depressive disorder (MDD). XEN1101 (Azetukalner) has demonstrated encouraging efficacy and safety in Phase 2 studies (French et al., 2023). The intellectual property covering PHYX-001 includes two patent families (PHB0001 and PHB0002) related to our platform of potassium channel modulators with coverage in epilepsy. Patent family PHB0001 includes a granted U.S. patent expiring in June 2037. Patent family PHB0002 includes a granted U.S. patent and a pending European application, which, if granted, would cover up to 39 countries and extend until December 2038. These protections provide a substantial runway for development, and additional analogs may be introduced into the pipeline to further expand this franchise.

PHYX-002: Cannabinoid-Based Therapeutics

PHYX-002 is an internally developed cannabinoid asset with the potential to address a wide range of therapeutic areas. The Company anticipates further intellectual property filings as this program advances, with the goal of developing a product with improved potency and lower dosing requirements compared to currently available cannabinoid medicines, including Epidiolex. Potential clinical indications span epilepsy, schizophrenia, autism spectrum disorder, anxiety, depression, and cardiovascular disorders. Because this program involves new proprietary molecules, we anticipate the possibility of restarting the intellectual property “clock,” which could extend the exclusivity horizons if composition-of-matter claims are obtained.

PHYX-003: Anti-Obesity Candidate

PHYX-003 is an internally developed preclinical asset targeting obesity. New intellectual property is being generated around this program, including potential composition-of-matter patents (which, if granted, would establish ownership of the underlying molecule), therapeutic use patents, synthetic route patents, and formulation patents.

The program is designed to potentially enhance weight-loss outcomes compared with current blockbuster therapies such as tirzepatide (Mounjaro/Zepbound) and semaglutide (Ozempic/Wegovy). Given the rapid growth and high level of unmet need in the global obesity market, PHYX-003 could represent a significant opportunity for the Company.

PHYX-004: Cannabis Extract for Bladder Pain Syndrome / Interstitial Cystitis

PHYX-004 is an internally developed cannabis-derived extract in preclinical development for the treatment of bladder pain syndrome / interstitial cystitis. Intellectual property is expected to be generated in several categories, including extraction methodology (process patents), extract composition, formulation, and therapeutic use claims. There is a significant unmet medical need in this indication, particularly due to limitations associated with the current standard of care, Elmiron. As such, PHYX-004 has the potential to address a patient population with few effective therapeutic options.

PHYX-005: Modified Stilbenoid Program for Central Nervous System (CNS) and Inflammatory Indications

PHYX-005 is an internally developed stilbenoid-based asset with potential applications in central nervous system and inflammatory conditions, including treatment-resistant seizures. The intellectual property portfolio supporting this program includes two patent families (PTX0001 and PTX0002). Patent family PTX0001 includes UK patent GB2609814, which provides composition-of-matter and medical use coverage extending until March 2041. Corresponding applications have been filed in Europe, Australia, Brazil, Canada, China, Israel, India, Japan, Republic of Korea, Mexico, the United States, South Africa, and the United Kingdom. Grants are anticipated shortly in the U.S., Europe, Australia, and Canada. The PTX0002 patent family remains pending and is expected to expand coverage through composition-of-matter and medical use filings. Collectively, these protections support a long-term platform around modified stilbenoids, complementing our cannabinoid-based portfolio.

In addition to the drug candidate assets, the Exchange Agreement brought two new senior level employees into the Company, (i) Barrett Evans as Chief Executive Officer and President and (ii) Colin Stott as Chief Operating Officer.

The acquisition of the five preclinical drug candidate assets via the Exchange Agreement meaningfully broadened our product pipeline across neurology, psychiatry, obesity, urology, and inflammation. Each program is supported by an emerging intellectual property estate designed to provide durable protection. While all five assets remain at the preclinical stage and carry the associated risks of early development, they present multiple strategic opportunities to address large markets with unmet medical need.

Notice of Delisting and Related Actions

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

On June 17, 2025, the Company received a letter from Nasdaq stating that the Nasdaq Hearings Panel found the Company in compliance with Listing Rules 5550(a)(2), 5550(a)(4), 5550(b)(1), and 5620(a), the Bid Price, Public Float, Equity and Annual Shareholder Meeting Rule, respectively as required by the February 19, 2025, decision. The letter also stated that pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of this letter. If, within that one-year monitoring period, Staff finds the Company again out of compliance with the Equity Rule, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter, and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C). The Company’s securities may be at that time delisted from Nasdaq.

On August 20, 2025, the “Company received a notification letter (the “Notification Letter”) from the Nasdaq Listing Qualifications department (“Nasdaq”) stating that it is not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2025 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”). The Notification Letter states that the Company has 60 calendar days to submit a plan to regain compliance and if Nasdaq accepts such plan, they can grant an exception of up to 180 calendar days from the Form 10-Q’s due date (or until February 17, 2026).

As previously reported in the Company’s Notification of Late Filing on Form 12b-25 filed with the SEC on August 14, 2025 (the “Form 12b-25”), the Company was unable to file the Form 10-Q within the prescribed period without unreasonable effort or expense. The Company is working a restructuring plan and related accounting and disclosures. Such procedures are being completed with Audit Committee oversight and consultation with the Company’s external advisors. Subsequent to filing the Form 12b-25, the Company continued to dedicate significant resources to the completion of such procedures but was unable to file the Form 10-Q by August 19, 2025, the end of the extension period provided by the Form 12b-25.

The Company intends to take the necessary steps to regain compliance with Nasdaq’s listing rules as soon as practicable and currently expects to submit a plan of compliance with Nasdaq and/or file the Form 10-Q within the 60-day period granted by Nasdaq in the Notification Letter. However, there can be no assurance that a plan of compliance will be submitted within such period, the Form 10-Q will be filed within such period, Nasdaq will grant the Company an exception of up to 180 calendar days from the Form 10-Q’s due date, or that the Company will be able meet the continued listing requirements during any compliance period that may be granted by Nasdaq.

Change of Fiscal Year

On August 7, 2025, the Board approved a change in the Company’s fiscal year-end from December 31 to March 31, effective immediately. The Company is filing this transition report on Form 10-QT with the Securities and Exchange Commission for the transition period beginning April 1, 2025 and ending June 30, 2025.

Change of Certifying Accountant

On August 7, 2025, MaloneBailey, LLP (“MaloneBailey”) was dismissed as the independent registered public accounting firm of the Company. On August 7, 2025, the Audit Committee of the Board of Directors of the Company was directed to engage Green Growth CPAs (“Green Growth”) to serve as the Company’s independent registered public accounting firm. The decision to change auditors was approved by the Company’s Board of Directors.

During the fiscal year ended December 31, 2024 and the subsequent interim period through August 7, 2025, the date of the dismissal of MaloneBailey, there were no disagreements with MaloneBailey, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey would have caused it to make reference to the subject matter thereof in connection with its report, nor did its report contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle except that MaloneBailey’s report for the fiscal year ended December 31, 2024 contained an explanatory paragraph regarding the existence of substantial doubt about the Company’s ability to continue as a going concern. Also, there were no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During the two fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through August 7, 2025, neither the Company nor anyone acting on its behalf has consulted with Green Growth with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Green Growth concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereof; or (iii) a reportable event as described in Item 304(a)(1)(v) of Regulation S-K and the related instructions thereof.

Corporate Restructuring

On August 8, 2025, the Board of Directors (the “Board”) approved a focused restructuring plan (the “Restructuring Plan”) to transition to a virtual operating model and concentrate capital on the Company’s highest-priority clinical program(s). In approving the Restructuring Plan, the Board determined that a disciplined cost structure and a sharper focus on near-term value inflection are in the best interests of the Company and its stockholders.

Under the Restructuring Plan, the Company (i) temporarily suspended expenditures related to its preclinical programs described above and (ii) initiated a process to evaluate strategic alternatives for those programs, including partnerships and/or out-licensing, with the objective of advancing them with appropriate external funding while preserving cash for the Company’s lead clinical assets. By doing so, the Company reduced operating expenses, overhead, and headcount primarily associated with preclinical activities.

When fully implemented, the Restructuring Plan is expected to reduce annualized operating expenses by approximately $8 million. The Company expects to incur one-time charges in connection with the Restructuring Plan; however, because key actions remain in process, the Company cannot reasonably estimate the total amount or timing of such charges at this time and will provide an update in a subsequent filing once such amounts are estimable.

In connection with the Restructuring Plan, the Board a terminated the employment of (i) Barrett Evans as Chief Executive Officer and President and (ii) Colin Stott as Chief Operating Officer, in each case effective immediately. Messrs. Evans and Stott remain members of the Company’s Board of Directors. Any severance or other compensatory agreements, if applicable, will be disclosed when determined. Workforce reductions also included the certain roles primarily associated with preclinical operations, regulatory affairs, and intellectual property functions.

In total, the Restructuring Plan was designed to accomplish three things:

1. Clinical focus. The Company will allocate available resources to efficiently execute the ongoing Phase 2 clinical trial of PT00114 (peptide analogue), which the Company currently expects to complete in approximately 9 to 12 months, subject to enrollment and other customary factors.

2. Preclinical programs paused. All preclinical programs originated with former Phytanix Bio (PHYX-001, PHYX-002, PHYX-003, PHYX-004, and PHYX-005) were paused. The Company will actively pursue strategic alternatives, including partnerships or out-licensing, to advance these assets with appropriate funding while conserving cash. The Company expects to retain external consultant(s), as needed, with cumulative annual fees not anticipated to exceed $200,000, to provide subject-matter expertise in cannabinoid-related drug development.

3. Virtual operating model. The Company is transitioning to a virtual operating model to minimize cash burn while prioritizing its clinical-stage program.

Results of Operations

We are a development stage company currently performing clinical trials to obtain Food and Drug Administration (“FDA”) approval and commercialization of our product.

During the three months ended June 30, 2025, we incurred a loss from operations of $2,344,412 as compared to $321,831 for the three months ended June 30, 2024. The increase in the loss is primarily from an increase in research and development expense of $374,977 to $394,112 for the three months ended June 30, 2025 from $19,135 for the three months ended June 30, 2024, an increase in general and administrative expenses of $151,471 to $175,216 for the three months ended June 30, 2025 from $23,745 for the three months ended June 30 2024, and an increase in transaction costs expenses of $1,136,038 to $1,136,038 for the three months ended June 30, 2025 from $0 for the three months ended June 30 2024, due to the write-off of receivables generated when Phytanix advanced funds to Chain Bridge I, a special purpose acquisition company (SPAC) that was a party to an agreement to acquire Phytanix Bio that was terminated during the first half of 2025.

The increase in research and development expense is due to the low year-ago comparable figure of only $19,135, which was driven by the fact that the former Phytanix Bio, Inc., which was acquired by the Company in May 2025 but is being treated as the accounting acquirer and therefore solely responsible for the historical 2024 operating expenses, was conducting little or no drug development work in the quarter ended June 30, 2024 (as Phytanix Bio had only been incorporated in Nevada in 2024). By contrast, the combined company was conducting a level of R&D spending in the quarter ending June 30, 2025 that was commensurate with a Phase I clinical trial, which was in progress for the compound known as PT11004.

The increase in general and administrative expenses is due to an increase in stock compensation due to option vesting. The increase in R&D expense is due to lower expenses related to our clinical trials and related expenses due to changes in the Company’s stage of research and development and change to the Company’s outsourced research partners. The increase in transaction fees is from our merger that occurred in May 2025. This increase has been the primary driver of our increased loss from operations for the three ended June 30, 2025 compared to the same period for 2024.

Liquidity and Going Concern

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. To date, we have primarily financed our operations through the public offering of our equity securities and the private placement of our convertible securities.

In June 2024, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities, warrants, or units from time to time for an aggregate initial offering price of up to $100 million. In July 2021, we entered into an At Market Issuance Agreement, or the ATM Agreement, with B. Riley Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC, or the Sales Agents, under which we may issue and sell from time to time up to $10.0 million of our common stock through or to the Sales Agents, as agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company has sold approximately 800,000 shares under the ATM Agreement. Also, as the price of our stock has declined, the value of stock that can be sold under the ATM facility has declined. As of June 30, 2025, approximately $1.0 million of our common stock remained available for sale under the Sales Agreement.

Operating activities used $1,167,263 and $246,433 in cash for the three months ended June 30, 2025 and 2024, respectively. The use of cash in operating activities during the three months ended June 30, 2025, primarily comprised of $5,057,523 net loss, $343,399 in derivative expense, $2,133,599 in change in derivative liabilities, $125,127 in stock compensation expense, $583,878 in increase in notes payable from the acquisition of Phytanix Bio, and a $521,770 increase of accounts payable and accrued liabilities, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $943,180 and $0 by cash during the three months ended June 30, 2025 and 2024, respectively. The cash provided by investing activities was from cash received in the Phytanix Bio Acquisition.

Financing activities provided $4,422,960 and $962,625 by cash during the three months ended June 30, 2025 and 2024, respectively. The cash provided by financing activities during the three months ended June 30, 2025 is comprised of $395,474 from sale of common stock, $3,949,730 from exercise of warrants, and $77,756 from related party loans.

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of June 30, 2025, we had cash of $4,096,189 and working capital deficit of $6,131,218.

We anticipate that losses will continue for the foreseeable future. Based on our current operating plans, we believe that our cash resources will be sufficient to fund the Company’s operations until approximately the end of the second quarter of FY 2027 (the quarter that ends September 30, 2026). In order to continue our operations beyond our forecasted runway we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

Plan of Operations

Business Overview

The Company is in its developmental stage, with encouraging but not conclusive evidence that its lead drug candidate, PT00114, may be effective as an anti-anxiety and/or anti-depression drug. It is focused on confirming the efficacy of this drug candidate, along with performing the other preclinical steps needed to progress along the pathway to bring this drug candidate into human clinical trials and eventually, to the global market to provide a new pharmaceutical for patients suffering from anxiety or treatment-resistant depression.

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

Development Milestones Currently Anticipated

Recent communications with the U.S. FDA, the European The Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte, or BfArM) and other regional regulatory authorities have resulted in following revised guidance for clinical timelines.

●	Anticipate Q2 FY 2026 (the quarter ending September 30, 2025) Complete multiple dose portion of Phase I study for PT00114

●	Anticipate Q2 FY 2026 (the quarter ending September 30, 2025) Public availability of results from multiple dose portion of Phase I study for PT00114

●	Anticipate Q4 FY2026 (the quarter ending March 31, 2026) : Initiation of Phase IIa study for PT00114

Human Resources (current state of employees)

The Company has four part-time employees: Garo H. Armen, PhD, the Executive Chairman, Andrew Slee, PhD, Chief Development Officer, Robert S. Stein, MD, PhD, Chief Medical Officer, and Alexander K. Arrow, MD, the Chief Financial Officer, and one full-time employee, Lauren Mueller, PhD, a Senior Research Scientist. The Company also has three paid consultants: Dalia Barsyte, PhD, Scientific Advisor, David Lovejoy, PhD, Scientific Advisor, and Zack Armen, Strategic Advisor.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of June 30, 2025. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Transition Report on Form 10-QT, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part II: Other Information

Item 1. Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition. On May 27, 2025, the Company filed a complaint in the central district of California against its former contract research organization, Axiom Real-Time Metrics Inc., seeking renumeration for sums the Company had pre-paid for clinical study work that Axiom failed to undertake in 2024 prior to terminating its working relationship with the Company. The outcome of the company’s legal pursuit of at least $643,253 from Axiom represents an uncertainty that could potentially have a material positive impact on the company’s cash reserves. Axiom Real-Time Metrics filed for receivership in Ontario on July 11, 2025. The Company is not forecasting recovering any funds from Axiom or its successor company.

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. Investing in our securities involves a high degree of risk. You should carefully consider the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, together with the information contained elsewhere in this report, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our securities.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-QT. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

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

September 10, 2025	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

