Form 10-Q
period 2025-09-30
Protagenic Therapeutics, Inc.\new
filed 2025-11-26
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

As of November 26, 2025 there were 1,934,878 shares of common stock, $0.0001 par value per share, outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	March 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash in bank	$2,722,451	$14,531
Prepaid expenses	90,643	-
VAT receivable	44,043	73,524
Inventories	1,075	1,038

Total current assets	2,858,212	89,093

Long-term assets:
Fixed assets, net	51,407	-
Intangible assets, net	2,093,228	-

Total long-term assets	2,144,635	-

Total Assets	$5,002,847	$89,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Current liabilities:
Notes payable, net	$3,156,052	$1,669,921
Accounts payable	1,641,443	961,117
Accrued liabilities	407,975	249,063
Derivative liabilities	3,656,394	1,382,750
Loans payable, related parties	841,548	779,201

Total current liabilities	9,703,412	5,042,052

Total liabilities	9,703,412	5,042,052

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.000001 par value. 20,000,000 shares authorized none issued and outstanding	-	-
Preferred stock, $0.000001 par value. 2,000,000 shares authorized none issued and outstanding	-	-
Series B Convertible Preferred stock, $0.000001 par value. 18,000,000 shares authorized 0 and 17,000 shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.000001 par value. 15,000 shares authorized 5,705 and 0 issued and outstanding	-	-
Series C-1 Convertible Preferred stock, $0.000001 par value. 1,000,000 shares authorized 950,000 and 0 issued and outstanding	1	-
Series D Convertible Preferred stock, $0.000001 par value. 20,000 shares authorized 20,000 and 0 issued and outstanding	-	-
Common stock, $0.0001 par value, respectively; 100,000,000 authorized; 1,934,878 and 5,800,000 shares issued outstanding	195	-
Additional paid in capital	6,845,036	455,657
Accumulated deficit	(11,324,625)	(5,397,606)
Foreign currency translation adjustment	(221,172)	(11,010)
Total stockholders’ deficit	(4,700,565)	(4,952,959)

Total liabilities and stockholders’ deficit	$5,002,847	$89,093

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

OPERATING EXPENSES:
Accounting and audit fees	145,579	69,170	208,079	130,600
Research and Development	273,229	16,964	667,341	36,099
Legal Fees	121,868	77,525	326,601	150,025
Consulting Fees	73,243	169,142	230,003	270,500
Salaries and wages	340,030	546	555,083	44,209
Write off of receivables	-	-	1,136,038	-
General and administrative - other	159,915	22,027	335,131	45,772
TOTAL OPERATING EXPENSES	1,113,864	355,374	3,458,276	677,205

LOSS FROM OPERATIONS	(1,113,864)	(355,374)	(3,458,276)	(677,205)

OTHER INCOME (EXPENSES):
Interest expenses/amortization of discount	34,337	(238,727)	(204,390)	(238,727)
Derivative expense	-	-	(343,399)	-
Change in fair value of derivative liabilities	203,354	-	(1,930,245)	-
Foreign currency exchange differences	6,677	9,190	9,291	9,190
TOTAL OTHER INCOME (EXPENSE)	244,368	(229,537)	(2,468,743)	(229,537)

LOSS BEFORE INCOME TAXES	(869,496)	(584,911)	(5,927,019)	(906,742)

PROVISION FOR INCOME TAXES	-	(2,524)	-	-

NET LOSS	$(869,496)	$(582,387)	$(5,927,019)	$(906,742)

NET LOSS PER SHARE:
Basic and diluted	$(0.47)	$(0.11)	$(2.16)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	1,849,389	5,395,604	2,748,655	5,395,604

COMPREHENSIVE LOSS:
Net loss	$(869,496)	$(582,387)	$(5,927,019)	$(906,742)

Other comprehensive loss:
Unrealized foreign currency translation (loss) gain	37,072	(135,004)	35,358	(139,194)
Comprehensive loss	$(832,424)	$(717,391)	$(5,891,661)	$(1,045,936)

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the three and six months Ended September 30, 2025 and 2024

(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances March 31, 2024	-	$-	-	$-	-	$-	-	$-	-	$-	5,000,000	$-	$141	$16,441	$(1,805,748)	$(1,789,166)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,190)	-	(4,190)
Forgiveness of related party payables	-	-	-	-	-	-	-	-	-	-	-	-	319,761	-	-	319,761
Cash received for founders’ shares	-	-	-	-	-	-	-	-	-	-	-	-	200	-	-	200
Shares issued in connection with exchange agreement	-	-	17,000	-	-	-	-	-	-	-	800,000	-	44,560	-	-	44,560
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(324,355)	(324,355)
Balances, June 30, 2024	-	$-	17,000	$-	-	$-	-	$-	-	$-	5,800,000	$-	$364,662	$12,251	$(2,130,103)	$(1,753,190)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	(135,004)	-	(135,004)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(582,387)	(582,387)
Balances, September 30, 2024	-	$-	17,000	$-	-	$-	-	$-	-	$-	5,800,000	$-	$364,662	$(122,753)	$(2,712,490)	$(2,470,581)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances March 31, 2025	-	$-	17,000	$-	-	$-	-	$-	-	$-	5,800,000	$-	$455,657	$(11,010)	$(5,397,606)	$(4,952,959)
Change in foreign currency	-	-	-	-	-	-	-	-	-	-	-	-	-	(117,219)	-	(117,219)
Issuance of Series A Convertible Preferred Stock to officers	2,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Adjustment of shares in reverse merger	(2,000)	-	(17,000)	-	-	-	-	-	-	-	(5,262,451)	54	(54)	-	-	-
Shares issued in connection with Phytanix Bio purchase	-	-	-	-	5,705	-	950,000	1	20,000	-	117,690	12	1,813,361	(130,015)	-	1,683,359
Shares issued for cash	-	-	-	-	-	-	-	-	-	-	51,203	5	395,469	-	-	395,474
Shares issued for warrant exercises	-	-	-	-	-	-	-	-	-	-	1,145,928	115	3,949,615	-	-	3,949,730
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-		-125,127	-	-	125,127
Rounding from reverse split	-	-	-	-	-	-	-	-	-	-	(3,920)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,057,523)	(5,057,523)
Balances, June 30, 2025	-	$-	-	$-	5,705	$-	950,000	$1	20,000	$-	1,848,450	$186	$6,739,175	$(258,244)	$(10,455,129)	$(3,974,011)
Change in foreign currency	-	-	-	-	-	-	-	-	-	-	-	-	-	37,072	-	37,072
Shares issued for warrant exercises	-	-	-	-	-	-	-	-	-	-	15,114	2	-	-	-	2
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	105,868	-	-	105,868
Rounding from reverse split	-	-	-	-	-	-	-	-	-	-	71,314	7	(7)	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(869,496)	(869,496)
Balances, September 30, 2025	-	$-	-	$-	5,705	$-	950,000	$1	20,000	$-	1,934,878	$195	6,845,036	$(221,172)	$(11,324,625)	$(4,700,565)

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2025	September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,927,019)	$(906,742)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of debt discount to interest expense	243,353	238,727
Stock based compensation	230,995	-
Derivative expense	343,399	-
Change in fair value of derivative liabilities	1,930,245	-
Depreciation expense	25,143	-
Increase in note payable for acquisition of Phytanix Bio	583,880	-
Changes in operating assets and liabilities:
Inventories	(37)	(64)
Prepaid expenses	(3,838)	-
VAT receivable	29,481	(5,020)
Accounts payable	(177,180)	(4,372)
Accrued liabilities	158,912	113,603

Net cash used in operating activities	(2,562,666)	(563,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	-	(60,000)
Cash received in acquisition of Phytanix Bio	943,180	-
Net cash provided by investing activities	943,180	(60,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in note receivables	-	(1,063,235)
Net proceeds from notes payable	-	1,846,735
Deferred offering costs	-	(157,041)
Proceeds from sale of common stock	395,474	200
Proceeds from exercise of warrants	3,949,732	-
Proceeds from related party loans	62,347	206,174
Net cash provided by financing activities	4,407,553	832,833

NET INCREASE IN CASH	2,788,067	208,965

Effect of exchange rate adjustments on cash	(80,147)	(139,194)

CASH, beginning of period	14,531	1,625

CASH, end of period	$2,722,451	$71,396

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING INFORMATION:
Net assets acquired of Phytanix Bio, net of cash received	$1,399,079	$-

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

September 30, 2025

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

ABTI Pharma was formed as a UK company, registered in England and Wales, on January 7, 2021. On January 19, 2021, ABTI Pharma entered into a Stock Purchase Agreement (the “Agreement”) with Alterola pursuant to which Alterola agreed to acquire all of the outstanding shares of capital stock of ABTI Pharma from its shareholders in exchange for 600,000,000 shares of Alterola pro rata to the ABTI Pharma shareholders. The shares were issued on January 29, 2021 in anticipation of the closing and the parties to the transaction agreed in a May 24, 2021 amendment to close upon the ABTI Pharma Limited Shares being transferred to Alterola which was to occur on May 28, 2021. This transaction was accounted for as a reverse merger. ABTI Pharma was the acquirer for accounting purposes and Alterola was the issuer, and Phytanix Bio became a wholly-owned subsidiary of Alterola.

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

Restructuring Plan

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

When fully implemented, the Restructuring Plan is expected to reduce annualized operating expenses by approximately $8 million. The Company expects to incur one-time charges in connection with the Restructuring Plan; however, because key actions remain in process, the Company cannot reasonably estimate the total amount or timing of such charges at this time and will provide an update in a subsequent filing once such amounts are estimable

NOTE 2 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses resulting in an accumulated deficit. The Company anticipates further losses in the development of its business. The Company also had negative cash flows used in operations. As of September 30, 2025 and March 31, 2025, the Company had a working capital deficit of $6,845,200 and $4,952,959, respectively. As of September 30, 2025 the Company had an accumulated deficit of $11,324,625.

During the six months ended September 30, 2025, the Company raised approximately $4.3 million from the exercise of warrants and a capital raise (ATM). Even though as of September 30, 2025 there is adequate cash, the Company has a significant working capital deficit and a large accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2025 and 2024. Although management believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2024, which contain the audited financial statements and notes thereto, for the years ended December 31, 2024 and 2023 included within the Company’s Form 10-K filed with the SEC on March 31, 2025 for Protagenic Therapeutics, Inc. as well as the audited consolidated financial statements for Phytanix Bio that are reflected in the Form 8-K/A dated August 27, 2025. The interim results for the period ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending March 31, 2026 or for any future interim periods.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of September 30, 2025, the Company has bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and March 31, 2025 the Company did not have any cash equivalents. As of September 30, 2025 and March 31, 2025, the Company had cash of $2,722,451 and $14,531, respectively.

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

For the period ended September 30, 2025, the Company did not recognize any impairment losses.

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

Research and development

We engage in a variety of research and development activities to develop our technologies and work toward the development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. As of September 30, 2025 and 2024, the research and development costs incurred by the company relate to the following:

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

	Potentially Outstanding Dilutive Common Shares
	For the Six Months Ended September 30, 2025	For the Six Months Ended September 30, 2024

Conversion Feature Shares

Preferred Stock	5,454,191	-

Convertible notes (into preferred stock, then to common stock)	795,466	567,040

Stock Options	136,183	139,577

Warrants	3,962,886	67,330

Total potentially outstanding dilutive common shares	10,348,726	773,947

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures about the nature of expenses in commonly presented financial statement captions. ASU 2024-03 is effective for all public business entities for annual reporting periods beginning after December 15, 2026, on either a prospective or retrospective basis. Early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures. In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted.

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

This allocation is based on an independent valuation received by the Company. The value was derived based off of the share price of Protagenic Therapeutics, Inc. at the time of the merger. The Company accounted for this transaction as a reverse merger. From May 15, 2025 through September 30, 2025, there are no indications of impairment of the long-lived assets.

NOTE 5 – FIXED ASSETS

The Company acquired equipment in connection with the Merger of Phytanix Bio.

As of September 30, 2025 and March 31, 2025, the Company has the following fixed assets:

	September 30, 2025	March 31, 2025
Equipment	$76,550	$-
Accumulated depreciation	(25,143)	-
	$51,407	$-

The Company recorded $12,572 and $0 in depreciation expense for the three months ended September 30, 2025 and 2024, respectively. The Company recorded $25,143 and $0 in depreciation expense for the six months ended September 30, 2025 and 2024, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company acquired in process research and development costs and assembled workforce costs in connection with the Merger of Phytanix Bio.

As of September 30, 2025 and March 31, 2025, the Company has the following intangible assets:

	September 30, 2025	March 31, 2025
In process research and development	$2,054,960	$-
Assembled workforce	38,268	-
Accumulated amortization	-	-
	$2,093,228	$-

The intangible assets identified will commence amortization upon a Phase 3 clinical trial for the drugs acquired. As of September 30, 2025, none of the trials have entered Phase 3. The Company anticipates that Phase 3 will start around Q3 2027. The Company will include these assets in their annual impairment test.

NOTE 7 – ACCOUNTS PAYABLE

Accounts payable consisted of the following on September 30, 2025 and March 31, 2025:

	September 30, 2025	March 31, 2025
Accounting and audit fees	$94,065	$95,750
Research and development	1,223,709	865,367
Legal	56,332	-
Compensation	155,828	-
General and administrative	111,509	-
Total Accounts payable	$1,641,443	$961,117

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following on September 30, 2025 and March 31, 2025:

	September 30, 2025	March 31, 2025
Research and development	$56,715	$-
General and administrative	351,260	249,063
Total Accrued expenses	$407,975	$249,063

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

In 2024, the Company closed the Securities Purchase Agreements, pursuant to which the Company issued and sold to the Financing Investors (i) promissory notes in the principal amount of $3,193,650, (ii) three-year warrants to purchase up to 675,613 shares of the Company’s common stock at an initial exercise price of $11.00 per share, subject to adjustment; (iii) 1,127 Series A Preferred Warrants; and (iv) 2,436 Series B Preferred Warrants. The notes are non-interest bearing and have a maturity date of June 29, 2025. The Common and Preferred Series A and B Warrants were valued at $993,151, or $1.47 per common warrant, and $159.86 for the Series A preferred warrants and $61.91 for the Series B preferred warrants. As a result of this transaction, the Company recognized $798,412 in original issue discounts that are being amortized over the one-year life of the notes. As of September 30, 2025, all of the original issue discount has been amortized including $199,603. All notes payable are reflected in current liabilities.

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

Upon completion of the Merger with Protagenic Therapeutics, Inc. Phytanix Bio recognized additional debt in the amount of $1,117,778 which was part of the note payable agreements regarding the Company being a public company. This amount is reflected this amount in transaction costs in the consolidated statement of operations for the six months ended September 30, 2025. There was also $18,260 in transaction costs recognized by Protagenic during this period.

Phytanix Bio recognized a derivative liability of $1,324,126 in the year ended March 31, 2025 related to the value of the warrants which have been bifurcated from the notes. Upon the completion of the Merger, and additional derivative liability of $343,399 was recorded to account for the valuation of the conversion option on the notes, which is recognized as derivative expense in the Consolidated Statement of Operations and Comprehensive Loss for the six months ended September 30, 2025.

Phytanix Bio recognized a change in the fair value of the derivative liabilities related to the conversion option and warrants of $1,930,245 for the six months ended September 30, 2025.

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement.

Activity related to the derivative liabilities for the period ended September 30, 2025 is as follows:

Beginning balance as of March 31, 2025	$1,382,750
Recognition of conversion option on the notes payable	343,399
Change in fair value of derivative liabilities	1,930,245
Ending balance as of September 30, 2025	$3,656,394

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

During the six months ended September 30, 2025 and 2024, several related parties made advances to the Company to fund operating expenses in the amount of $62,347 and $206,174, respectively. These advances are non – interest bearing and have no specified terms of repayment. The Company has outstanding loans to several related parties throughout the year. As of September 30, 2025 and March 31, 2025, the Company owed related parties $841,548 and $779,201, respectively.

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

Agenus

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company has not incurred any expenses nor has any amounts outstanding for the six months ended September 30, 2025 or as of September 30, 2025.

NOTE 11 - STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended September 30, 2025, the Company issued 117,690 common shares, 5,705 Series C Preferred shares, 950,000 Series C-1 Preferred shares and 20,000 Series D preferred shares in the merger with Phytanix Bio as discussed in Note 1. In addition, the Company issued 51,203 shares of common stock for cash in the amount of $395,474 and 1,161,042 shares of common stock in the exercise of warrants totaling $3,949,732. The Company also incurred an adjustment of 67,394 shares of common stock due to the reverse split on May 5, 2025.

During the six months ended September 30, 2024, Protagenic’s issued no shares of common stock or preferred stock. Phytanix Bio did issue 800,000 common shares and 17,000 preferred shares pursuant to an exchange agreement with Alterola valued at $44,560; received $200 in issuance of founders shares of ABTI Pharma; and had forgiveness of related party dent in the amount of $319,761. In addition, there was $10 in stock-based compensation in Phytanix Bio prior to the merger on May 15, 2025.

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

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. Due to an annual “evergreen” provision in the 2016 Plan, the number of shares reserved for future grants was increased by 14,062, 13,329 and 13,162 in 2024, 2023 and 2022, respectively. As a result of these increases, as of September 30, 2025 and March 31, 2025, the aggregate number of shares of common stock available for awards under the 2016 Plan was 62,412 shares and 91,371 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 136,183 options outstanding as of September 30, 2025 and March 31, 2025. During the six months ended September 30, 2025 and 2024, the Company issued 0 and 0 options, respectively.

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Stock Options
Outstanding March 31, 2025	136,183	$3.72	5.53
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding September 30, 2025	136,183	$3.72	5.04

A summary of the status of the Company’s nonvested options as of September 30, 2025, and changes during the six months ended September 30, 2025 is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at March 31, 2025	35,123	$3.72
Granted	-	-
Vested	(9,056)	3.72
Forfeited	-	-
Nonvested at September 30, 2025	26,067	$3.17

As of September 30, 2025, the Company had 136,183 shares issuable under options outstanding at a weighted average exercise price of $3.72 and an intrinsic value of $0.

The Company recognized compensation expense related to options issued of $105,868 and $250,404 for the three months ended September 30, 2025 and 2024, respectively, in which $86,576 and $124,571 is included in general and administrative expenses and $19,292 and $125,833 in research and development expenses, respectively. For the three months ended September 30, 2025 and 2024, $61,700 and $61,766 of the stock compensation was related to employees and $44,168 and $188,638 was related to non-employees, respectively.

The Company recognized compensation expense related to options issued of $230,995 and $515,843 for the six months ended September 30, 2025 and 2024, respectively, in which $176,109 and $255,666 is included in general and administrative expenses and $54,886 and $260,177 in research and development expenses, respectively. For the six months ended September 30, 2025 and 2024, $123,410 and $123,438 of the stock compensation was related to employees and $107,585 and $392,405 was related to non-employees, respectively.

As of September 30, 2025, the unamortized stock option expense was $566,319 with $334,970 being related to employees and $231,349 being related to non-employees. As of September 30, 2025, the weighted average remaining vesting period for the unamortized stock compensation to be recognized is 2.76 years.

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

Warrants:

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants

Outstanding March 31, 2025	4,620,192	$221.32	1.49
Granted	719,056	3.65	-
Expired	(1,458)	70.00	-
Exercised	(1,374,904)	112.42	-
Outstanding September 30, 2025	3,962,886	$267.55	0.66

As of September 30, 2025, the Company had 3,962,886 shares issuable under warrants outstanding at a weighted average exercise price of $267.55 and an intrinsic value of $103,061.

On May 15, 2025, 719,056 warrants were assumed in the merger with Phytanix Bio, Inc.

The Company recognized compensation expense related to warrants issued of $0 and $0 during the six months ended September 30, 2025 and 2024, respectively.

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

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the three months ended September 30, 2025 and 2024, respectively. The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the six months ended September 30, 2025 and 2024, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the six months ended September 30, 2025 and therefore was not subject to paying any royalties.

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

On February 19, 2025, the Company received a hearing panel decision from Nasdaq (Nasdaq Listing Qualifications Hearings Docket No. NQ 7072C-25) indicating that its provisional plan for regaining compliance with the Nasdaq listing requirements had been accepted. For continued listing on the Nasdaq Capital Market, the Company has until April 28, 2025 to: (1) demonstrate compliance with Nasdaq Rules 5550(a)(2) and 5550(b)(2), (2) file a public disclosure describing any transactions undertaken by the Company to increase its equity and provide an indication of its equity following those transactions, and (3) provide the Panel with an update on its fundraising plans and updated income projections for the next 12 months.

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

NOTE 15 – SUBSEQUENT EVENTS

On October 28, 2025, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware seeking rescission of the Share Exchange Agreement dated May 15, 2025 by which the Company acquired Phytanix Bio, Inc. or, in the alternative, damages and an order compelling delivery of audited financial statements as required by that agreement.

On November 3, 2025, Jennifer Chao resigned from the Board of Directors of the Company, effective immediately. There were no disagreements between Ms. Chao and the Company.

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

On February 19, 2025, the Company received a hearing panel decision from Nasdaq (Nasdaq Listing Qualifications Hearings Docket No. NQ 7072C-25) indicating that its provisional plan for regaining compliance with the Nasdaq listing requirements had been accepted. For continued listing on the Nasdaq Capital Market, the Company has until April 28, 2025 to: (1) demonstrate compliance with Nasdaq Rules 5550(a)(2) and 5550(b)(2), (2) file a public disclosure describing any transactions undertaken by the Company to increase its equity and provide an indication of its equity following those transactions, and (3) provide the Panel with an update on its fundraising plans and updated income projections for the next 12 months.

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

On August 20, 2025, the “Company received a notification letter (the “Notification Letter”) from the Nasdaq Listing Qualifications department (“Nasdaq”) stating that it is not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of its failure to timely file its Quarterly Report on Form 10-Q for the period ended September 30, 2025 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”). The Notification Letter states that the Company has 60 calendar days to submit a plan to regain compliance and if Nasdaq accepts such plan, they can grant an exception of up to 180 calendar days from the Form 10-Q’s due date (or until February 17, 2026).

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

Change of Fiscal Year

On August 7, 2025, the Board approved a change in the Company’s fiscal year-end from December 31 to March 31, effective immediately. The Company has filed a transition report on Form 10-QT with the Securities and Exchange Commission for the transition period beginning April 1, 2025 and ending June 30, 2025.

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

During the three months ended September 30, 2025, we incurred a loss from operations of $1,113,864 as compared to $355,374 for the three months ended September 30, 2024. The increase in the loss is primarily from an increase in research and development expense of $256,265 to $273,229 for the three months ended September 30, 2025 from $16,964 for the three months ended September 30, 2024, an increase in general and administrative expenses of $137,888 to $159,915 for the three months ended September 30, 2025 from $22,027 for the three months ended September 30, 2024, and an increase in salaries and wages of $339,484 to $340,030 for the three months ended September 30, 2025 from $546 for the three months ended September 30 2024.

During the six months ended September 30, 2025, we incurred a loss from operations of $3,458,276 as compared to $677,205 for the six months ended September 30, 2024. The increase in the loss is primarily from an increase in research and development expense of $631,242 to $667,341 for the six months ended September 30, 2025 from $36,099 for the six months ended September 30, 2024, an increase in general and administrative expenses of $289,359 to $335,131 for the six months ended September 30, 2025 from $45,772 for the six months ended September 30, 2024, an increase in salaries and wages of $510,874 to $555,083 for the six months ended September 30, 2025 from $44,209 for the six months ended September 30 2024, and an increase in transaction costs of $1,136,038 to $1,136,038 for the six months ended September 30, 2025 from $0 for the six months ended September 30 2024, due to the write-off of receivables generated when Phytanix advanced funds to Chain Bridge I, a special purpose acquisition company (SPAC) that was a party to an agreement to acquire Phytanix Bio that was terminated during the first half of 2025.

The increase in research and development expense is due to the low year-ago comparable figure of only $36,099, which was driven by the fact that the former Phytanix Bio, Inc., which was acquired by the Company in May 2025 but is being treated as the accounting acquirer and therefore solely responsible for the historical 2024 operating expenses, was conducting little or no drug development work in the six months ended September 30, 2024 (as Phytanix Bio had only been incorporated in Nevada in 2024). By contrast, the combined company was conducting a level of R&D spending in the six months ending September 30, 2025 that was commensurate with a Phase I clinical trial, which was in progress for the compound known as PT11004.

The increase in general and administrative expenses is due to an increase in stock compensation due to option vesting. The increase in R&D expense is due to lower expenses related to our clinical trials and related expenses due to changes in the Company’s stage of research and development and change to the Company’s outsourced research partners. The increase in transaction fees is from our merger that occurred in May 2025. This increase has been the primary driver of our increased loss from operations for the six ended September 30, 2025 compared to the same period for 2024.

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

In June 2024, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities, warrants, or units from time to time for an aggregate initial offering price of up to $100 million. In July 2021, we entered into an At Market Issuance Agreement, or the ATM Agreement, with B. Riley Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC, or the Sales Agents, under which we may issue and sell from time to time up to $10.0 million of our common stock through or to the Sales Agents, as agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company has sold approximately 800,000 shares under the ATM Agreement. Also, as the price of our stock has declined, the value of stock that can be sold under the ATM facility has declined. As of September 30, 2025, approximately $1.0 million of our common stock remained available for sale under the Sales Agreement.

Operating activities used $2,562,666 and $563,868 in cash for the six months ended September 30, 2025 and 2024, respectively. The use of cash in operating activities during the six months ended September 30, 2025, primarily comprised of $5,927,019 net loss, $343,399 in derivative expense, $1,930,245 in change in derivative liabilities, $230,995 in stock compensation expense, $583,880 in increase in notes payable from the acquisition of Phytanix Bio, and a $18,268 decrease of accounts payable and accrued liabilities, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

Investing activities provided $943,180 and ($60,000) by cash during the six months ended September 30, 2025 and 2024, respectively. The cash provided by investing activities was from cash received in the Phytanix Bio Acquisition.

Financing activities provided $4,407,553 and $832,833 by cash during the six months ended September 30, 2025 and 2024, respectively. The cash provided by financing activities during the six months ended September 30, 2025 is comprised of $395,474 from sale of common stock, $3,949,732 from exercise of warrants, and $62,347 from related party loans.

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of September 30, 2025, we had cash of $2,722,451 and working capital deficit of $6,845,200.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of September 30, 2025. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

November 26, 2025	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

