Form 10-Q
period 2025-12-31
Protagenic Therapeutics, Inc.\new
filed 2026-03-09
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

or

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

As of March 5, 2026 there were 1,810,208 shares of common stock, $0.0001 par value per share, outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended December 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	March 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash in bank	$2,212,646	$14,531
Prepaid expenses	43,794	-
VAT receivable	41,523	73,524
Inventories	1,074	1,038

Total current assets	2,299,037	89,093

Long-term assets:
Fixed assets, net	38,836	-
Intangible assets, net	2,093,228	-

Total long-term assets	2,132,064	-

Total Assets	$4,431,101	$89,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Current liabilities:
Notes payable, net	$3,155,909	$1,669,921
Accounts payable	2,030,191	961,117
Accrued liabilities	252,947	249,063
Derivative liabilities	544,353	1,382,750
Loans payable, related parties	840,389	779,201

Total current liabilities	6,823,789	5,042,052

Total liabilities	6,823,789	5,042,052

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.000001 par value. 2,000,000 shares authorized none issued and outstanding	-	-
Series B Convertible Preferred stock, $0.000001 par value. 18,000,000 shares authorized 0 and 17,000 shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.000001 par value. 15,000 shares authorized 5,705 and 0 issued and outstanding	-	-
Series C-1 Convertible Preferred stock, $0.000001 par value. 1,000,000 shares authorized 950,000 and 0 issued and outstanding	1	-
Series D Convertible Preferred stock, $0.000001 par value. 20,000 shares authorized 20,000 and 0 issued and outstanding	-	-
Common stock, $0.0001 par value, respectively; 100,000,000 authorized; 1,934,878 and 5,800,000 shares issued outstanding	195	-
Additional paid in capital	6,940,978	455,657
Accumulated deficit	(9,113,856)	(5,397,606)
Foreign currency translation adjustment	(220,006)	(11,010)
Total stockholders’ deficit	(2,392,688)	(4,952,959)

Total liabilities and stockholders’ deficit	$4,431,101	$89,093

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2025	December 31, 2024	December 31 2025	December 31, 2024

OPERATING EXPENSES:
Accounting and audit fees	30,000	(9,811)	238,079	120,789
Research and Development	153,786	134,580	821,127	170,679
Legal Fees	220,184	33,097	546,785	183,122
Consulting Fees	245,827	151,519	475,830	422,019
Salaries and wages	120,489	42,319	675,572	86,528
Write off of receivables	-	-	1,136,038	-
General and administrative - other	154,817	49,697	489,948	95,469
TOTAL OPERATING EXPENSES	925,103	401,401	4,383,379	1,078,606

LOSS FROM OPERATIONS	(925,103)	(401,401)	(4,383,379)	(1,078,606)

OTHER INCOME (EXPENSES):
Interest expenses/amortization of discount	23,831	(448,886)	(180,559)	(687,613)
Derivative expense	-	-	(343,399)	-
Change in fair value of derivative liabilities	3,112,041	-	1,181,796	-
Foreign currency exchange differences	-	-	9,291	9,190
TOTAL OTHER INCOME (EXPENSE)	3,135,872	(448,886)	667,129	(678,423)

INCOME (LOSS) BEFORE INCOME TAXES	2,210,769	(850,287)	(3,716,250)	(1,757,029)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$2,210,769	$(850,287)	$(3,716,250)	$(1,757,029)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$1.14	$(0.16)	$(1.50)	$(0.33)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	1,934,878	5,395,604	2,476,409	5,395,604

COMPREHENSIVE INCOME (LOSS):
Net income loss	$2,210,769	$(850,287)	$(3,716,250)	$(1,757,029)

Other comprehensive gain (loss):
Unrealized foreign currency translation (loss) gain	1,166	2,746	(78,981)	(136,448)
Comprehensive income (loss)	$2,211,935	$(847,541)	$(3,795,231)	$(1,893,477)

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the three and nine months Ended December 31, 2025 and 2024

(unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances March 31, 2024	-	$-	-	$-	-	$-	-	$-	-	$-	5,000,000	$-	$141	$16,441	$(1,805,748)	$(1,789,166)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,190)	-	(4,190)
Forgiveness of related party payables	-	-	-	-	-	-	-	-	-	-	-	-	319,761	-	-	319,761
Cash received for founders’ shares	-	-	-	-	-	-	-	-	-	-	-	-	200	-	-	200
Shares issued in connection with exchange agreement	-	-	17,000	-	-	-	-	-	-	-	800,000	-	44,560	-	-	44,560
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(324,355)	(324,355)
Balances, June 30, 2024	-	$-	17,000	$-	-	$-	-	$-	-	$-	5,800,000	$-	$364,662	$12,251	$(2,130,103)	$(1,753,190)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	(135,004)	-	(135,004)
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(582,387)	(582,387)
Balances, September 30, 2024	-	$-	17,000	$-	-	$-	-	$-	-	$-	5,800,000	$-	$364,662	$(122,753)	$(2,712,490)	$(2,470,581)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	2,746	-	2,746
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(850,287)	(850,287)
Balances, December 31, 2024	-	$-	17,000	$-	-	$-	-	$-	-	$-	5,800,000	$-	$364,662	$(120,007)	$(3,562,777)	$(3,318,122)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances March 31, 2025	-	$-	17,000	$-	-	$-	-	$-	-	$-	5,800,000	$-	$455,657	$(11,010)	$(5,397,606)	$(4,952,959)
Change in foreign currency	-	-	-	-	-	-	-	-	-	-	-	-	-	(117,219)	-	(117,219)
Issuance of Series A Convertible Preferred Stock to officers	2,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Adjustment of shares in reverse merger	(2,000)	-	(17,000)	-	-	-	-	-	-	-	(5,262,451)	54	(54)	-	-	-
Shares issued in connection with Phytanix Bio purchase	-	-	-	-	5,705	-	950,000	1	20,000	-	117,690	12	1,813,361	(130,015)	-	1,683,359
Shares issued for cash	-	-	-	-	-	-	-	-	-	-	51,203	5	395,469	-	-	395,474
Shares issued for warrant exercises	-	-	-	-	-	-	-	-	-	-	1,145,928	115	3,949,615	-	-	3,949,730
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-		125,127	-	-	125,127
Rounding from reverse split	-	-	-	-	-	-	-	-	-	-	(3,920)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,057,523)	(5,057,523)
Balances, June 30, 2025	-	$-	-	$-	5,705	$-	950,000	$1	20,000	$-	1,848,450	$186	$6,739,175	$(258,244)	$(10,455,129)	$(3,974,011)
Change in foreign currency	-	-	-	-	-	-	-	-	-	-	-	-	-	37,072	-	37,072
Shares issued for warrant exercises	-	-	-	-	-	-	-	-	-	-	15,114	2	-	-	-	2
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	105,868	-	-	105,868
Rounding from reverse split	-	-	-	-	-	-	-	-	-	-	71,314	7	(7)	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(869,496)	(869,496)
Balances, September 30, 2025	-	$-	-	$-	5,705	$-	950,000	$1	20,000	$-	1,934,878	$195	6,845,036	$(221,172)	$(11,324,625)	$(4,700,565)
Change in foreign currency	-	-	-	-	-	-	-	-	-	-	-	-	-	1,166	-	1,166
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	95,942	-	-	95,942
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,210,769	2,210,769
Balances, December 31, 2025	-	$-	-	$-	5,705	$-	950,000	$1	20,000	$-	1,934,878	$195	6,940,978	$(220,006)	$(9,113,856)	$(2,392,688)

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended	Nine Months Ended
	December 31, 2025	December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,716,250)	$(1,757,029)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of debt discount to interest expense	243,353	418,769
Stock based compensation	326,937	-
Derivative expense	343,399	-
Change in fair value of derivative liabilities	(1,181,796)	-
Depreciation expense	37,714	-
Increase in note payable for acquisition of Phytanix Bio	583,880	-
Changes in operating assets and liabilities:
Inventories	(36)	8
Prepaid expenses	43,011	-
VAT receivable	32,001	33,157
Accounts payable	211,570	259,979
Accrued liabilities	3,884	127,608

Net cash used in operating activities	(3,072,333)	(917,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivables	-	(1,063,235)
Acquisition of intangible assets	-	(217,044)
Cash received in acquisition of Phytanix Bio	943,180	-
Net cash provided by investing activities	943,180	(1,280,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable	-	1,996,968
Deferred offering costs	-	-
Proceeds from sale of common stock	395,474	200
Proceeds from exercise of warrants	3,949,730	-
Proceeds from related party loans	62,347	206,174
Net cash provided by financing activities	4,407,551	2,203,342

NET INCREASE IN CASH	2,278,398	5,555

Effect of exchange rate adjustments on cash	(80,283)	72,388

CASH, beginning of period	14,531	1,625

CASH, end of period	$2,212,646	$79,568

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING INFORMATION:
Net assets acquired of Phytanix Bio, net of cash received	$1,399,079	$-

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

December 31, 2025

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations and expects to continue to incur losses as it advances the development of its programs. As of December 31, 2025 and March 31, 2025, the Company had working capital deficits of $4,524,752 and $4,952,959, respectively. As of December 31, 2025, the Company had an accumulated deficit of $9,113,856.

During the nine months ended December 31, 2025, the Company raised approximately $4.3 million through warrant exercises and sales under its at-the-market facility. Management believes the Company has multiple potential avenues to raise additional capital, including the equity markets, and that its current cash position, together with its continued ability to manage the timing and level of operating expenditures, supports near-term operations while it pursues those alternatives.

The Company is actively exploring strategic and financing alternatives, including possible corporate transactions involving a partnership for its lead program, royalty-based financing arrangements, and other business development opportunities. The Company has also received an unsolicited inquiry regarding a potential partnership from an established company with expertise in neurobiology and is broadening its outreach to additional potential partnership candidates.

While there can be no assurance that these efforts will result in additional capital or strategic transactions on acceptable terms, or at all, management believes that these initiatives represent potential avenues to strengthen the Company’s liquidity position. The Company expects that additional capital may be required during the next 12 months to continue executing its business plan and to meet its obligations as they become due. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended December 31, 2025 and 2024. Although management believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2024, which contain the audited financial statements and notes thereto, for the years ended December 31, 2024 and 2023 included within the Company’s Form 10-K filed with the SEC on March 31, 2025 for Protagenic Therapeutics, Inc. as well as the audited consolidated financial statements for Phytanix Bio that are reflected in the Form 8-K/A dated August 27, 2025. The interim results for the period ended December 31, 2025 are not necessarily indicative of the results to be expected for the year ending March 31, 2026 or for any future interim periods.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of December 31, 2025, the Company has bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and March 31, 2025 the Company did not have any cash equivalents. As of December 31, 2025 and March 31, 2025, the Company had cash of $2,212,646 and $14,531, respectively.

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

For the period ended December 31, 2025, the Company did not recognize any impairment losses.

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

Research and development

We engage in a variety of research and development activities to develop our technologies and work toward the development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. As of December 31, 2025 and 2024, the research and development costs incurred by the company relate to the following:

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

Basic and Diluted Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for each period. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The effect of dilution on net income (loss) becomes anti-dilutive and therefore is not reflected on the consolidated statements of operations and comprehensive loss.

	Potentially Outstanding Dilutive Common Shares
	For the Nine Months Ended December 31, 2025	For the Nine Months Ended December 31, 2024

Conversion Feature Shares

Preferred Stock	5,454,191	-

Convertible notes (into preferred stock, then to common stock)	795,466	567,040

Stock Options	136,183	139,577

Warrants	3,959,042	67,330

Total potentially outstanding dilutive common shares	10,344,882	773,947

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

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting”, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendment specifies when an entity is subject to ASC 270 and addresses the form and content of financial statements and interim disclosures requirements. The ASU clarifies that an entity must disclose events since the end of the last annual reporting period that have a material impact. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company does not expect this update to have a material impact to the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements”. ASU No. 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU No. 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company does not expect this update to have a material impact to the Company’s consolidated financial statements.

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

This allocation is based on an independent valuation received by the Company. The value was derived based off of the share price of Protagenic Therapeutics, Inc. at the time of the merger. The Company accounted for this transaction as a reverse merger. From May 15, 2025 through December 31, 2025, there are no indications of impairment of the long-lived assets.

On October 28, 2025, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware seeking rescission of the Share Exchange Agreement dated May 15, 2025 by which the Company acquired Phytanix Bio, Inc. or, in the alternative, damages and an order compelling delivery of audited financial statements as required by that agreement.

On February 17, 2026, Protagenic Therapeutics, Inc. and Phytanix Bio reached a settlement and agreed to rescind the Share Exchange Agreement dated May 15, 2025 and unwind the merger. (See Note 15 – Subsequent Events).

NOTE 5 – FIXED ASSETS

The Company acquired equipment in connection with the Merger of Phytanix Bio.

As of December 31, 2025 and March 31, 2025, the Company has the following fixed assets:

	December 31, 2025	March 31, 2025
Equipment	$76,550	$-
Accumulated depreciation	(37,714)	-
	$38,836	$-

The Company recorded $12,572 and $0 in depreciation expense for the three months ended December 31 2025 and 2024, respectively. The Company recorded $37,714 and $0 in depreciation expense for the nine months ended December 31, 2025 and 2024, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company acquired in process research and development costs and assembled workforce costs in connection with the Merger of Phytanix Bio.

As of December 31, 2025 and March 31, 2025, the Company has the following intangible assets:

	December 31,2025	March 31,2025
In process research and development	$2,054,960	$-
Assembled workforce	38,268	-
Accumulated amortization	-	-
	$2,093,228	$-

The intangible assets identified will commence amortization upon a Phase 3 clinical trial for the drugs acquired. As of December 31, 2025, none of the trials have entered Phase 3. The Company anticipates that Phase 3 will start around Q3 2027. The Company will include these assets in their annual impairment test.

NOTE 7 – ACCOUNTS PAYABLE

Accounts payable consisted of the following on December 31, 2025 and March 31, 2025:

	December 31, 2025	March 31, 2025
Accounting and audit fees	$137,924	$95,750
Research and development	1,388,648	865,367
Legal	145,135	-
Compensation	213,814	-
General and administrative	144,670	-
Total Accounts payable	$2,030,191	$961,117

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following on December 31, 2025 and March 31, 2025:

	December 31, 2025	March 31, 2025
Research and development	$57,360	$-
General and administrative	195,587	249,063
Total Accrued expenses	$252,947	$249,063

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

In 2024, the Company closed the Securities Purchase Agreements, pursuant to which the Company issued and sold to the Financing Investors (i) promissory notes in the principal amount of $3,193,650, (ii) three-year warrants to purchase up to 675,613 shares of the Company’s common stock at an initial exercise price of $11.00 per share, subject to adjustment; (iii) 1,127 Series A Preferred Warrants; and (iv) 2,436 Series B Preferred Warrants. The notes are non-interest bearing and have a maturity date of June 29, 2025. The Common and Preferred Series A and B Warrants were valued at $993,151, or $1.47 per common warrant, and $159.86 for the Series A preferred warrants and $61.91 for the Series B preferred warrants. As a result of this transaction, the Company recognized $798,412 in original issue discounts that are being amortized over the one-year life of the notes. As of December 31, 2025, all of the original issue discount has been amortized including $199,603. All notes payable are reflected in current liabilities.

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

Upon completion of the Merger with Protagenic Therapeutics, Inc. Phytanix Bio recognized additional debt in the amount of $1,117,778 which was part of the note payable agreements regarding the Company being a public company. This amount is reflected this amount in bad debt in the consolidated statement of operations for the nine months ended December 31, 2025. There was also $18,260 in bad debt recognized by Protagenic during this period.

Phytanix Bio recognized a derivative liability of $1,324,126 in the year ended March 31, 2025 related to the value of the warrants which have been bifurcated from the notes. Upon the completion of the Merger, and additional derivative liability of $343,399 was recorded to account for the valuation of the conversion option on the notes, which is recognized as derivative expense in the Consolidated Statement of Operations and Comprehensive Loss for the nine months ended December 31, 2025.

Phytanix Bio recognized a change in the fair value of the derivative liabilities related to the conversion option and warrants of $1,181,796 for the nine months ended December 31, 2025.

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement.

Activity related to the derivative liabilities for the period ended December 31, 2025 is as follows:

Beginning balance as of March 31, 2025	$1,382,750
Recognition of conversion option on the notes payable	343,399
Change in fair value of derivative liabilities	(1,181,796)
Ending balance as of December 31, 2025	$544,353

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

During the nine months ended December 31, 2025 and 2024, several related parties made advances to the Company to fund operating expenses in the amount of $62,347 and $206,174, respectively. These advances are non – interest bearing and have no specified terms of repayment. The Company has outstanding loans to several related parties throughout the year. As of December 31, 2025 and March 31, 2025, the Company owed related parties $840,389 and $779,201, respectively.

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

Agenus

During the year ended December 31, 2021, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company has not incurred any expenses nor has any amounts outstanding for the nine months ended December 31, 2025 or as of December 31, 2025.

NOTE 11 - STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ended December 31, 2025, the Company issued 117,690 common shares, 5,705 Series C Preferred shares, 950,000 Series C-1 Preferred shares and 20,000 Series D preferred shares in the merger with Phytanix Bio as discussed in Note 1. In addition, the Company issued 51,203 shares of common stock for cash in the amount of $395,474 and 1,161,042 shares of common stock in the exercise of warrants totaling $3,949,730. The Company also incurred an adjustment of 67,394 shares of common stock due to the reverse split on May 5, 2025.

During the nine months ended December 31, 2024, Protagenic’s issued no shares of common stock or preferred stock. Phytanix Bio did issue 800,000 common shares and 17,000 preferred shares pursuant to an exchange agreement with Alterola valued at $44,560; received $200 in issuance of founders shares of ABTI Pharma; and had forgiveness of related party dent in the amount of $319,761. In addition, there was $10 in stock-based compensation in Phytanix Bio prior to the merger on May 15, 2025.

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

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. Due to an annual “evergreen” provision in the 2016 Plan, the number of shares reserved for future grants was increased by 14,062, 13,329 and 13,162 in 2024, 2023 and 2022, respectively. As a result of these increases, as of December 31, 2025 and March 31, 2025, the aggregate number of shares of common stock available for awards under the 2016 Plan was 62,412 shares and 91,371 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 136,183 options outstanding as of December 31, 2025 and March 31, 2025. During the nine months ended December 31, 2025 and 2024, the Company issued 0 and 0 options, respectively.

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Stock Options
Outstanding March 31, 2025	136,183	$3.72	5.53
Granted	-	-	-
Expired	-	-	-
Exercised	-	-	-
Outstanding December 31, 2025	136,183	$3.72	4.79

A summary of the status of the Company’s nonvested options as of December 31, 2025, and changes during the nine months ended December 31, 2025 is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at March 31, 2025	35,123	$3.72
Granted	-	-
Vested	(13,555)	5.56
Forfeited	-	-
Nonvested at December 31, 2025	21,568	$2.87

As of December 31, 2025, the Company had 136,183 shares issuable under options outstanding at a weighted average exercise price of $3.72 and an intrinsic value of $0.

The Company recognized compensation expense related to options issued of $95,942 and $0 for the three months ended December 31, 2025 and 2024, respectively, in which $84,801 and $0 is included in general and administrative expenses and $11,141 and $0 in research and development expenses, respectively. For the three months ended December 31, 2025 and 2024, $61,701 and $0 of the stock compensation was related to employees and $34,241 and $0 was related to non-employees, respectively.

The Company recognized compensation expense related to options issued of $326,937 and $0 for the nine months ended December 31, 2025 and 2024, respectively, in which $260,911 and $0 is included in general and administrative expenses and $66,026 and $0 in research and development expenses, respectively. For the nine months ended December 31, 2025 and 2024, $185,109 and $0 of the stock compensation was related to employees and $141,828 and $0 was related to non-employees, respectively.

As of December 31, 2025, the unamortized stock option expense was $466,752 with $269,646 being related to employees and $197,106 being related to non-employees. As of December 31, 2025, the weighted average remaining vesting period for the unamortized stock compensation to be recognized is 3.33 years.

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

Warrants:

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants

Outstanding March 31, 2025	4,620,192	$221.32	1.49
Granted	719,056	3.65	-
Expired	(5,302)	70.00	-
Exercised	(1,374,904)	112.42	-
Outstanding December 31, 2025	3,959,042	$267.57	0.41

As of December 31, 2025, the Company had 3,959,042 shares issuable under warrants outstanding at a weighted average exercise price of $267.57 and an intrinsic value of $0.

On May 15, 2025, 719,056 warrants were assumed in the merger with Phytanix Bio, Inc.

The Company recognized compensation expense related to warrants issued of $0 and $0 during the nine months ended December 31, 2025 and 2024, respectively.

NOTE 12 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto (the “University”) entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism” (the “New Project”). The New Project is to perform research related to work done by Dr. David A. Lovejoy, a professor at the University and stockholder of the Company, in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, Dr. Lovejoy entered into an agreement with the University in order to commercialize certain technologies. The New Research Agreement expired on March 30, 2016. In February 2017, the New Research Agreement was extended to December 31, 2017. The extension allowed for further development of the technologies and use of their applications. On April 10, 2018, the agreement was amended and the research agreement has been further extended to December 31, 2024. On December 20, 2024, the agreement was amended and the research agreement has been further extended to the entire lifetime of the last issued patent covered by the license.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the three months ended December 31, 2025 and 2024, respectively. The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the nine months ended December 31, 2025 and 2024, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the nine months ended December 31, 2025 and therefore was not subject to paying any royalties.

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

Axiom Real-Time Metrics Inc. (Axiom), based in Mississauga, Ontario, was placed into receivership on July 11, 2025, after defaulting on a financing agreement with National Bank of Canada, which was owed approximately C$10.4 million. Subsequently, the company’s assets were sold via a court-supervised receivership process, culminating in a transaction transferring substantially all its assets to Sitero Canada Inc., which closed on approximately July 31, 2025. This is relevant to the Company because it reduces the chance that the Company may be able to collect some or all the funds it has claimed it is owed by Axiom. Due to the unlikelihood of this receivable being collected, the Company has recorded a full reserve on the receivable as the Company does not believe it will be able to recover the funds.

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

NOTE 15 – SUBSEQUENT EVENTS

Settlement regarding lawsuit against Phytanix

On February 17, 2026, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Alterola Biotech Inc., EMC2 Capital LLC, and the former stockholders of Phytanix Bio (collectively, the “Former Phytanix Stockholders”), in connection with the litigation styled Protagenic Therapeutics, Inc. v. Alterola Biotech Inc., et al., Case No. 2025-1238-KMM, pending in the Court of Chancery of the State of Delaware (the “Litigation”).  The Settlement Agreement provides for, among other things, the dismissal of the Litigation and the execution of an agreement to terminate, and unwind the transactions contemplated by, the Share Exchange Agreement dated May 15, 2025 (the “SEA”).  Pursuant to the SEA, the Company had previously acquired 100% of the outstanding capital stock of Phytanix Bio, which transaction was disclosed in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 19, 2025 and August 28, 2025.

Unwind, Termination and Share Exchange Agreement

On February 17, 2026, the Company entered into an Unwind, Termination and Share Exchange Agreement (the “Unwind Agreement”) with Phytanix Bio, Alterola Biotech Inc., EMC2 Capital LLC, the Former Phytanix Stockholders, and Colin Stott, as Sellers’ Representative (as defined therein). The Company, Phytanix Bio, Alterola Biotech Inc., EMC2 Capital LLC, the Former Phytanix Stockholders and Sellers’ Representative are collectively referred to herein as the “Parties”. The closing of the unwind transactions (the “Closing”) occurred simultaneously with the execution of the Unwind Agreement on February 17, 2026.

Pursuant to the Unwind Agreement:

•	The SEA was terminated.
•	The Parties agreed to unwind the transactions contemplated by the SEA.
•	The Former Phytanix Stockholders forfeited and returned to the Company all shares of the Company’s common stock and preferred stock that had been issued to them as closing consideration under the SEA.
•	PTIX transferred back to the Former Phytanix Stockholders 100% of the outstanding capital stock of Phytanix Bio.
•	Upon Closing, the Former Phytanix Stockholders re-acquired full ownership of Phytanix Bio, and the Company relinquished all ownership and related rights in Phytanix Bio.
•	Phytanix Bio will continue to own its pre-merger assets and retain its liabilities as reflected on its balance sheet as of the date of the Unwind Agreement.
•	PTIX agreed to pay Phytanix Bio $300,000 at Closing and an additional $10,000 following receipt of specified financial information, in accordance with the terms of the Unwind Agreement.

The Unwind Agreement also includes:

•	Mutual releases between the Company and the Former Phytanix Stockholders.
•	Termination of related agreements between the Parties.
•	Acknowledgement of resignations of Former Phytanix Stockholders and their affiliates from any positions with the Company.
•	Mutual releases between the Parties.
•	Indemnification provisions in favor of the Company relating to liabilities associated with the SEA and Phytanix Bio. Indemnification provisions in favor of Phytanix Bio for any third party claims relating to any action taken by, or on behalf of, Phytanix Bio outside the ordinary course of business during the period between the closing of the transactions under the SEA and the closing of the transactions under the Unwind Agreement that are not otherwise reflected on the balance sheet of Phytanix Bio as of the date of the Unwind Agreement.

Hiring of a President

On February 3, 2026, Bill Nichols Jr. was appointed President of the Company.

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

During the three months ended December 31, 2025, we incurred a loss from operations of $925,103 as compared to $401,401 for the three months ended December 31, 2024. The increase in the loss is primarily from an increase in legal fees of $187,087 to $220,184 for the three months ended December 31, 2025 from $33,097 for the three months ended December 31, 2024, an increase in general and administrative of $105,120 to $154,817 for the three months ended December 31, 2025 from $49,697 for the three months ended December 31, 2024, and an increase in salaries and wages of $78,170 to $120,489 for the three months ended December 31, 2025 from $42,319 for the three months ended December 31, 2024.

During the nine months ended December 31, 2025, we incurred a loss from operations of $4,383,379 as compared to $1,078,606 for the nine months ended December 31, 2024. The increase in the loss is primarily from an increase in research and development expense of $650,448 to $821,127 for the nine months ended December 31, 2025 from $170,679 for the nine months ended December 31, 2024, an increase in legal fees of $363,663 to $546,785 for the nine months ended December 31, 2025 from $183,122 for the nine months ended December 31, 2024, an increase in salaries and wages of $589,044 to $675,572 for the nine months ended December 31, 2025 from $86,528 for the nine months ended December 31, 2024, and an increase in bad debt of $1,136,038 to $1,136,038 for the nine months ended December 31, 2025 from $0 for the nine months ended December 31, 2024, due to the write-off of receivables generated when Phytanix advanced funds to Chain Bridge I, a special purpose acquisition company (SPAC) that was a party to an agreement to acquire Phytanix Bio that was terminated during the first half of 2025.

The increase in research and development expense is due to the low year-ago comparable figure of only $170,679, which was driven by the fact that the former Phytanix Bio, Inc., which was acquired by the Company in May 2025 but is being treated as the accounting acquirer and therefore solely responsible for the historical 2024 operating expenses, was conducting little or no drug development work in the nine months ended December 31, 2024 (as Phytanix Bio had only been incorporated in Nevada in 2024). By contrast, the combined company was conducting a level of R&D spending in the nine months ending December 31, 2025 that was commensurate with a Phase I clinical trial, which was in progress for the compound known as PT11004.

The increase in general and administrative expenses is due to an increase in stock compensation due to option vesting. The increase in R&D expense is due to lower expenses related to our clinical trials and related expenses due to changes in the Company’s stage of research and development and change to the Company’s outsourced research partners. The increase in transaction fees is from our merger that occurred in May 2025. This increase has been the primary driver of our increased loss from operations for the nine months ended December 31, 2025 compared to the same period for 2024.

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

In June 2024, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities, warrants, or units from time to time for an aggregate initial offering price of up to $100 million. In July 2021, we entered into an At Market Issuance Agreement, or the ATM Agreement, with B. Riley Securities, Inc. and EF Hutton, division of Benchmark Investments, LLC, or the Sales Agents, under which we may issue and sell from time to time up to $10.0 million of our common stock through or to the Sales Agents, as agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company has sold approximately 800,000 shares under the ATM Agreement. Also, as the price of our stock has declined, the value of stock that can be sold under the ATM facility has declined. As of December 31, 2025, approximately $1.0 million of our common stock remained available for sale under the Sales Agreement.

Operating activities used $3,072,333 and $917,508 in cash for the nine months ended December 31, 2025 and 2024, respectively. The use of cash in operating activities during the nine months ended December 31, 2025, primarily comprised of $3,716,250 net loss, $343,399 in derivative expense, $326,937 in stock compensation expense, $583,880 in increase in notes payable from the acquisition of Phytanix Bio, a $215,454 increase of accounts payable and accrued liabilities, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses, offset by $1,181,796 in change in derivative liabilities,.

Investing activities provided $943,180 and ($1,280,279) by cash during the nine months ended December 31, 2025 and 2024, respectively. The cash provided by investing activities was from cash received in the Phytanix Bio Acquisition.

Financing activities provided $4,407,551 and $2,203,342 by cash during the nine months ended December 31, 2025 and 2024, respectively. The cash provided by financing activities during the nine months ended December 31, 2025 is comprised of $395,474 from sale of common stock, $3,949,730 from exercise of warrants, and $62,347 from related party loans.

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of December 31, 2025, we had cash of $2,212,646 and working capital deficit of $4,524,752.

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

●	Anticipate Q2 FY 2026 (the quarter ending September 30, 2025) Complete multiple dose portion of Phase I study for PT00114

●	Anticipate Q2 FY 2026 (the quarter ending September 30, 2025) Public availability of results from multiple dose portion of Phase I study for PT00114

●	Anticipate Q4 FY 2026 (the quarter ending March 31, 2026) : Initiation of Phase IIa study for PT00114

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of December 31, 2025. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

March 9, 2026	Protagenic Therapeutics, Inc.

	By:	/s/ Alexander K. Arrow
Chief Financial Officer

