Form 10-K
period 2026-03-31
Protagenic Therapeutics, Inc.\new
filed 2026-08-14
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: March 31, 2026

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-12555

Protagenic Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1390025
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

149 Fifth Avenue
New York, New York	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 994-8200

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001, PTIX	OTCQB
Common Stock Purchase Warrant, PTIXW	OTCQB

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2025, based on a closing price as reported on the Nasdaq Capital Market of $3.43 was approximately $6,636,632.

As of August 14, 2026, there were 1,810,208 shares of the registrant’s common stock, par value $0.0001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROTAGENIC THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2026

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

Risks Related to Our Financial Condition and Capital Requirements

●	The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern;

●	If we continue to incur operating losses and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs, complete our clinical trials, or bring products to market, or may be forced to reduce or cease operations entirely. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both; and

●	Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to cease or delay our operations.

Risks Related to Clinical Development and Regulatory Approval

●	Our results to date provide no basis for predicting whether any of our product candidates will be safe or effective, or receive regulatory approval;

●	We may not be able to initiate and complete preclinical studies and clinical trials for our product candidates which could adversely affect our business;

●	If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented, which could materially affect our financial condition; and

●	If the market opportunities for our current and potential future drug candidates are smaller than we believe they are, our ability to generate product revenues will be adversely affected and our business may suffer.

Risks Related to Our Reliance on Third Parties

●	We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates;

●	Data provided by collaborators and other parties upon which we rely have not been independently verified and could turn out to be inaccurate, misleading, or incomplete; and

●	We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current product candidates or any future products, on a timely basis or at all, and our financial condition will be adversely affected.

Risks Related to Commercialization of Our Product Candidates

●	We have no experience as a company in commercializing any product. If we fail to obtain commercial expertise, upon product approval by regulatory agencies, our product launch and revenues could be delayed;

●	We may not be able to gain market acceptance of our product candidates, which would prevent us from becoming profitable;

●	We may not be able to manufacture our product candidates in clinical or commercial quantities, which would prevent us from commercializing our product candidates; and

●	Disputes under key agreements or conflicts of interest with our scientific advisors or clinical investigators could delay or prevent development or commercialization of our product candidates.

Risks Related to Our Intellectual Property

●	We may not be able to maintain our exclusive worldwide license to use and develop PT00114 which could materially affect our business plan.

Risks Related to Our Business Operations and Industry

●	If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer;

●	We may encounter difficulties in managing our growth, which could adversely affect our operations;

●	Healthcare reform measures could adversely affect our business;

●	Our business and operations are vulnerable to computer system failures, cyber-attacks or deficiencies in our cyber-security, which could increase our expenses, divert the attention of our management and key personnel away from our business operations and adversely affect our results of operations;

●	Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business;

●	If we, our CROs or our IT vendors experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of personal data, we may face costs, significant liabilities, harm to our brand and business disruption; and

●	If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Risks Associated to our Common Stock

●	Our common stock is a “Penny Stock” subject to specific rules governing its sale to investors that could impact its liquidity;

●	The market price of our common stock may be volatile, which could lead to losses by investors and costly securities litigation;

●	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock;

●	Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock;

●	Our common stock is controlled by insiders;

●	We do not intend to pay dividends for the foreseeable future and may never pay dividends; and

●	Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

●	Our common stock has been delisted from Nasdaq and now trades only in the over-the-counter market, which has substantially reduced liquidity and may adversely affect our stock price.

●	We may be unable to relist on Nasdaq or any other national securities exchange, and any relisting would require us to satisfy more stringent initial listing standards.

●	Our common stock is subject to the “penny stock” rules, which may further limit trading activity and liquidity.

●	Our delisting may reduce analyst coverage and institutional ownership of our common stock.

●	Our delisting impairs our access to the capital markets, including our loss of eligibility to use Form S-3, and may make raising capital more difficult, more expensive, and more dilutive.

●	Our common stock may no longer qualify as a “covered security,” subjecting offers and sales to additional state “blue sky” requirements.

●	Our common stock may be removed from stock market indices, resulting in forced selling.

●	Our common stock may not be eligible for margin borrowing and could be subject to limitations on clearing and settlement through DTC.

●	Our delisting may harm our reputation and our relationships with customers, suppliers, employees, and other stakeholders.

●	The market price of our common stock has been and may continue to be volatile, and the thinner over-the-counter market may make it more susceptible to manipulation.

●	Future sales or issuances of our common stock, including at depressed prices, could result in substantial dilution and further depress our stock price.

PART I

Item 1. Business.

Overview

Protagenic Therapeutics, Inc. (together with its subsidiary, “Protagenic,” the “Company,” “we,” “our” or “us”) is a biopharmaceutical company focused on discovering and developing therapeutics for stress-related neuropsychiatric and mood disorders. Our proprietary, patent-protected, first-in-class lead compound, PT00114, is a synthetic form of Teneurin Carboxy-terminal Associated Peptide-1 (“TCAP-1”). TCAP-1 is an endogenous brain signaling peptide that can dampen overactive stress responses. In preclinical animal models, PT00114 has demonstrated efficacy in depression, anxiety, substance abuse and addiction, and PTSD, and it works through a novel mechanism of action. We own exclusive, worldwide rights to PT00114 through our license agreement with the University of Toronto, and we hold an exclusive right to license additional intellectual property generated by Dr. David Lovejoy’s laboratory at the University of Toronto. We are also developing follow-on compounds in the TCAP family. Extensive peer-reviewed research underscores the central role that stress plays in the onset and progression of disorders such as depression, anxiety, substance abuse and addiction, and PTSD. The mechanism of action of TCAP-1 suggests that it counterbalances excess stress signaling at the cellular level within the brain’s stress response cascade. In preclinical animal models of these disorders, TCAP-1 has been observed to alleviate the harmful behavioral, biochemical, and physiological effects of stress while supporting brain health. We completed the preclinical work required to begin a clinical trial in the first half of 2023. We began our first human trial, designed to evaluate the safety and efficacy of PT00114, on September 26, 2023. On May 22, 2024, we announced the complete results of the single-dose portion of our Phase I trial. In December 2025, we announced that we had completed the multiple-dose portion of our Phase I study in healthy volunteers. We expect to begin a Phase 2 study in late 2026 to evaluate PT00114 in a targeted population of patients affected by chronic stress-related psychiatric disorders.

As Protagenic transitions into a clinical-stage company, we aim to complete certain key strategic and tactical milestones over the coming two years, including:

●	Efficiently advance our lead product candidate, PT00114, through clinical trials in treatment resistant depression, substance use disorder, generalized anxiety disorder, and/or post-traumatic stress disorder;

●	Develop additional product candidates from the TCAP family to build out a broad pipeline of assets with differentiated features using our unique expertise with this mechanism;

●	Explore efficacy in additional stress-related neuropsychiatric, neurodegenerative and mood disorders beyond initially targeted indications;

●	Facilitate long-term growth by leveraging a team of nimble R&D, operational, clinical and commercial experts; and

●	Proactively assess strategic partnership opportunities including in important international markets

●	Continue with our strategy of strengthening our IP position in this important novel field of neuropsychiatry.

Prior Phytanix Bio Business

During the year ended March 31, 2026, the Company entered into a reverse merger with Phytanix Bio as well as an unwind of this merger. Due to this reverse merger, the Company presents the historical financial information of Phytanix Bio and only includes the financial information for Protagenic for the period after the reverse merger. The financial numbers for Phytanix Bio are consolidated only through the date of the unwind. (See Note 4) This limits comparability of the Company’s number between the years presented.

The prior Phytanix Bio business consisted of the following drug candidate programs:

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

IND Submission

We currently anticipate re-submitting an investigational new drug (IND) application, later in 2026, in advance of initiating the Phase IIa portion of our present clinical study, to ascertain whether this portion of the study may be conducted in the United States. The Phase I/IIa study, to evaluate the safety, tolerability, and early activity of PT00114 (TCAP) in healthy volunteers and patients with psychiatric illnesses, commenced in the third quarter of 2023. The IND enabling studies, including the preclinical efficacy data generated, as well as the GLP toxicology study, and a summary of the Phase I clinical trial plan, were among the components of this regulatory submission.

Clinical Development

The clinical development program will be led by our expert consultant, Dr. Maurizio Fava, MD, PhD, a world-leader in psychiatric disorders, the Psychiatrist-in-Chief of the Massachusetts General Hospital and Slater Family Professor of Psychiatry at Harvard Medical School. Dr. Fava was co-principal investigator of STAR*D, the largest research study ever conducted in depression, has coauthored more than 800 medical journal publications, and is one of the top enrolling psychiatry clinicians in the U.S. Protagenic’s Phase I/II clinical study was designed by Dr. Fava, who will also serve as the trial’s principal investigator.

We will launch our clinical program with atrial designed first to evaluate the safety of TCAP in a small cohort of healthy volunteers, immediately followed by the evaluation of safety, pharmacological and clinical activity in cohorts of patients with stress-related neuropsychiatric disorders. We plan to start with patients diagnosed with Generalized Anxiety Disorder (GAD). Following that trial, we will explore other disorders including, but not limited to depression, addiction, and Post-Traumatic Stress Disorder (PTSD). We will be using this study for both safety and preliminary efficacy to prioritize indications for later phase development that would ultimately support a New Drug Application (NDA) and registration. The four indications were chosen for multiple reasons, including the mechanism of TCAP in reducing biological stress signals, preclinical evidence of efficacy in animal models of these disorders and the high unmet need in these patient populations, which creates significant market opportunity. Healthy volunteers will be the first cohort and subsequent parallel cohorts will include patients with:

●	Generalized Anxiety Disorder (GAD) who have suboptimal response to or poorly tolerated two prior SSRIs /SNRIs;

●	Major Depressive Disorder (MDD) who have suboptimal response to or poorly tolerated two prior SSRIs / SNRIs;

●	Substance Use Disorder (SUD) who are on treatment with Suboxone and have suboptimal response; and

●	Post-Traumatic Stress Disorder (PTSD) who have suboptimal response to or intolerance of sertraline and paroxetine.

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

Market for Stress-Related Neuropsychiatric Disorders: Depression, Addiction, Anxiety, and PTSD

Humans living in our modern world, in both developed and developing nations, are being exposed to a multitude of life stressors that are progressively taking a toll on our mental health. The recent COVID-19 has exacerbated both near-term and long-term global impacts of stress-induced disorders on modern society. Stress-related mental, mood and behavioral disorders include, but are not limited to: treatment resistant depression (TRD), which is a subgroup of major depressive disorder (MDD); addiction or substance use disorder (SUD); and anxiety, including generalized anxiety disorder (GAD) and post-traumatic stress disorder (PTSD). These disorders are a leading cause of disability worldwide and also a major contributor to suicide. Yet, the majority of these patients are inadequately served by current therapeutic options, which can have limited efficacy, significant side effects and high treatment burden. We believe these stress-related disorders are suitable indications for the use of Protagenic Therapeutics neuropeptide-based drug candidates.

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

Generalized anxiety disorder (GAD) is one of the most common mental disorders in both community and clinical settings. In the United States, the estimated lifetime prevalence of GAD is 5.7%, corresponding to 18.9 million individuals, respectively. GAD is characterized by excessive and persistent worrying that causes significant distress or impairment on most days and is hard to control. Other symptoms can include apprehensiveness, irritability, increased fatigue and muscular tension. GAD is also associated with increased rates of substance abuse, posttraumatic stress disorder, and obsessive-compulsive disorder. GAD is a potentially chronic illness, with symptom severity fluctuating over time. A 12-year study of treated patients showed approximately 60% of patients had symptoms resolve, but around one-half of those subsequently relapsed.

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

Post-traumatic stress disorder (PTSD) is one of the most common psychiatric disorders, with an estimated past-year and lifetime prevalence of 4.7% and 6.1%, translating to 11.5M adults in the US each year. PTSD develops in some patients following exposure to a traumatic event involving actual or threatened injury to themselves or others, such as war, natural disasters, rape or assault. Symptoms can be severe, chronic and disabling, which can include intrusive thoughts, nightmares and flashbacks of past traumatic events, avoidance of reminders of trauma, hypervigilance, and sleep disturbance, all of which lead to significant occupational and social impairment. Currently, PTSD is treated with psychotherapy and/or pharmacotherapy, with psychotherapy as the recommended primary intervention. Logistics and cost often limit access to psychotherapy, which results in many patients needing to rely on pharmacotherapy. Guidelines for pharmacotherapy recommend first-line treatment with sertraline and paroxetine, selective serotonin reuptake inhibitors (SSRI) antidepressants, as these are the only approved medications for PTSD. However, these only treat one aspect of symptomology and efficacy is limited, with fewer than 30% of patients experiencing remission. The side effect profile of these agents results in significant rates of discontinuation, particularly the severe effects such as suicidality and sexual dysfunction. Serotonin-norepinephrine reuptake inhibitors (SNRI) and second-generation antipsychotics are used off-label in some patients, but efficacy is sporadic, and side-effects can make these undesirable therapeutic options. As all these options are currently generic, branded commercial sales for PTSD is almost non-existent. Given the size of the potential addressable population and limited therapeutic options available, a therapy with a superior therapeutic index could achieve significant market penetration and sales.

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

The global OUD market was estimated at USD 5.29 billion in 2024 and is projected to reach USD 10.25 billion by 2030, growing at a CAGR of 11.7% from 2025 to 2030.( https://www.grandviewresearch.com/industry-analysis/opioid-use-disorder-market) The treatment burden and side effect profile of these therapies is substantial. Buprenorphine is classified as a schedule III controlled substance in the United States, with use limited to certified and specially trained physicians. Side effects include sedation, headache, nausea, constipation, insomnia, and sweating. Death is possible if buprenorphine is taken in combination with other substances, especially benzodiazepines and alcohol. Methadone is highly regulated in the United States, where it is classified as a schedule II drug. Only licensed opioid treatment programs or inpatient hospital units are permitted to dispense. Typical side effects of methadone include constipation, drowsiness, sweating, peripheral edema, reduced libido, and erectile dysfunction, with some patients experiencing severe adverse effects including cardiac arrhythmias, hyperalgesia, and overdose.

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

AUD is responsible for significant mortality and morbidity. Excessive alcohol consumption is the third leading preventable cause of death in the United States directly causing approximately 85,000 deaths per year, roughly 10% of deaths among working age adults. Nearly 5% of all deaths worldwide (approximately three million each year) have been attributed to alcohol use with 5% of those specifically due to AUD. The economic cost of excessive alcohol use in the United States is estimated to be $249 billion in 20101 by the CDC. Therapeutic unmet needs are significant for AUD and the condition is frequently untreated. Psychosocial interventions can be effective for treatment, but up to 70% of individuals return to heavy drinking. For patients who met DSM-IV criteria for alcohol abuse, 46% were in remission, 24% continued to meet abuse criteria, and 30% met criteria for alcohol dependence in the future. For patients who met DSM-IV criteria for alcohol dependence, 39% were in remission, 15% met criteria for abuse only, and 46% continued to meet dependence criteria.

Several medications can be used to treat AUD, which can lead to reduced heavy drinking and increased days of abstinence. For most patients treated with moderate to severe alcohol use disorder, guidelines recommend first-line treatment with naltrexone (e.g., Vivitrol), an opioid antagonist. Vivitrol is an extended-release injectable naltrexone that allows for once monthly dosing that was approved in 2006. Vivitrol is priced at $~1,738/month (https://www.drugs.com/price-guide/vivitrol ) and 2023 worldwide sales have grown to $400.4 million (https://investor.alkermes.com/news-releases/news-release-details/alkermes-plc-reports-financial-results-fourth-quarter-and-year-3). The manufacturer projects Vivitrol net sales to be between $460 million and $480 million for the full year 2026. (https://investor.alkermes.com/static-files/5f9eb70d-a7bd-42a7-8617-42c30f63e5b4), with patent expiry in 2029 (https://www.fdanews.com/articles/192221-alkermes-grants-amneal-generic-rights-for-vivitrol). Acamprosate (e.g., Campral) is recommended for those in whom naltrexone is contraindicated, such as those taking opioids or with acute hepatitis. Campral (Acamprosate) was approved by the FDA in 2004 and reached peak worldwide sales of $87M in 2008. Acamprosate is currently only available as generic in the U.S but is still sold as branded Campral ex-US. Given the overall prevalence of AUD, these relatively low sales numbers indicate the vast majority of patients with AUD are not treated with pharmacotherapy.

Teneurin Carboxy-terminal Associated Peptide (TCAP) as a Therapy

Our approach to treating stress-related neuropsychiatric and mood disorders is based on research into brain mechanisms conducted over the last 15 years in the laboratory of the company’s scientific founder, Dr. David Lovejoy, from the University of Toronto. TCAP was discovered in a genome-wide search for proteins related to corticotropin releasing factor (CRF), an endogenous brain peptide known to be the central mechanism coupling external stress to psychological, behavioral, and endocrine responses. Dr. Lovejoy and his colleagues discovered and characterized Teneurin Carboxy-terminal Associated Peptide (TCAP); their further work revealed that TCAP is of ancient evolutionary origin and plays a central role in maintaining healthy brain structure and function in the face of the negative effects of stress. Although four TCAP peptides were discovered, only TCAP-1 is expressed independent of a larger Teneurin protein and is the primary focus of our development (PT00114).1 As of March 2023, these are the most recent data released by the CDC.

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

Stress plays a central role in a broad range of addictions, including alcohol and opioids. The ability of PT00114 to blunt excessive stress may be able to provide non-dependence forming treatment of addictions. A series of studies conducted at Porsolt Laboratories in Lavel, France support the potential utility of PT00114 as a treatment to help people defeat opioid addiction. In rats addicted to opioids, administering CRF models environmental stress, causing them to frantically seek opioids. PT00114 reduces opioid seeking behavior in response to CRF administration. Further studies conducted by Porsolt following EMEA guidelines demonstrated that on its own, PT00114 was not addictive and rats did not develop dependence on the peptide after chronic administration.

PT00114 has also demonstrated pre-clinical efficacy in a murine model of Naloxone-precipitated opioid withdrawal (Saelens test).). In this test, mice are addicted to opioids and the animals are then administered the opioid antagonist naloxone, which immediately blocks opioid action and triggers profound stress and opioid withdrawal. This manifests as a behavioral stress response with the mice jumping up to six inches into the air over 70 times in a 20-minute observation period. Administering PT00114 at three different time points within the experiment – before the naloxone-driven withdrawal, before the period of opioid addiction, or up to three weeks before the induced withdrawal – results in a reproducible, dose-dependent restoration to non-stressed behavior and reduced jumping. Significantly, this is not accompanied by any evidence of sedation or reduced activity. This effect appears independent of the opioid used as PT00114 ameliorates this withdrawal-triggered jumping stress behavior in mice experiencing withdrawal from both fentanyl and morphine.

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

We have completed non-GLP Dose-Range-Finding (DRF) toxicology studies of PT00114 administered subcutaneously daily for five days in rats and non-human primates. The doses tested were substantially above the anticipated clinical doses and were well tolerated and safe, with no dose-limiting toxicities observed at doses at least 50-fold higher than anticipated clinical exposures. No major changes in hematology or clinical chemistries were seen, including prolactin levels or testosterone levels, changes in which may impact libido. Distinct from SSRI’s, there was no impact on ambulation, sedation or weight gain. Importantly, further studies conducted following EMEA guidelines, demonstrated that on its own PT00114 was not addictive and rats did not develop dependence to the peptide after chronic administration. The in life 28-day GLP toxicology testing in both the rats and non-human primate have been completed. There have been no changes in clinical chemistries or pathology that would prompt a stop in the program and the therapeutic margin is large. The final audited reports are currently being compiled.

Process Development and Manufacturing

We currently do not own any manufacturing facilities and rely on 3rd party contract manufacturers for synthesis of PT00114. We manufactured sufficient PT00114 synthesized under the Good Manufacturing Practices (cGMP) conditions for our Ph1 study that was completed in 2025. PT00114 is highly soluble and has shown excellent preliminary stability in several storage conditions, with the material being stable for at least 12 months.

The initial dosage form developed will be a subcutaneous injection. Because PT00114 is also amenable to other routes of administration including sublingually or intra-nasally, we will be doing preliminary process work to develop these formulations, and anticipate using one of these dosage forms in later stage clinical studies.

Technology License Agreement

On July 31, 2005, the Company had entered into a Technology License Agreement (“License Agreement”) with the University of Toronto (the “University” or “UT”) pursuant to which the University agreed to license to the Company patent rights and other intellectual property, among other things (the “Technologies”). The Technology License Agreement was amended on February 18, 2015. Unless earlier terminated, the term of this License Agreement shall terminate on the expiration or invalidity of the last issued Patent in the License Agreement

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the year ended March 31, 2026 and therefore was not subject to paying any royalties.

In the event the Company fails to provide the University with semi-annual reports on the progress or fails to continue to make reasonable commercial efforts towards obtaining regulatory approval for products based on the Technologies, the University may convert our exclusive license into a non-exclusive arrangement. Interest on any amounts owed under the License Agreement and amendment will be at 3% per annum. All intellectual property rights resulting from the Technologies or improvements thereon will remain the property of the other inventors and/or Dr. David Lovejoy at the University, and/or the University, as the case may be. The Company has agreed to pay all out-of-pocket filing, prosecution, and maintenance expenses in connection with any patents relating to the Technologies. In the case of infringement upon any patents relating to the Technologies, the Company may elect, at its own expense, to bring a cause of action asserting such infringement. In such a case, after deducting any legal expenses the Company may incur, any settlement proceeds will be subject to the 2.5% royalty payment owed to the University under the License Agreement and amendment.

The patent applications were made in the name of Dr. Lovejoy and other inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement and its amendment with the University. The Company maintains exclusive licensing agreements and it currently controls the six intellectual patent properties.

Sales and Marketing

We currently have no sales, marketing, or distribution capabilities. To commercially market PT00114 and any product candidates we develop in the future, we would either need to develop an internal sales team and marketing department or collaborate with third parties who have sales and marketing capabilities. As we commenced clinical trials in the third quarter of 2023, we expect to seek a Market Access expert or consultancy to better understand clinician and payor dynamics in the therapeutic areas we are focused on, so that, as we begin later stage studies, we are working on a deeper commercial assessment in parallel.

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

Despite a large patient population and current treatments that leave much room for improvement, industry-wide developmental pipelines are sparse and few novel candidates are in development. The serendipitous discoveries of current drug classes, side effects, and lack of efficacy have led to shrinkage or extinction of many pharma or small biotech neuroscience research programs.

Set forth below is a discussion of competitive factors for each of the current drug classes commercially available for TRD, and the competitive advantages that we believe PT00114 may offer. The basis for our beliefs regarding the competitive advantages that PT00114 may offer over its competitors is our own pre-clinical animal studies. We acknowledge that these beliefs and conclusions about competitive advantages must be regarded as theoretical until such time as we have human clinical data that supports and re-affirms the results seen in pre-clinical animal studies.

Opioid receptor modulators

Opioid receptor modulators have the potential to be therapeutic drugs for TRD but have a high likelihood of abuse and thus regulatory restrictions. We believe that our competitive advantage is that PT00114 targets a different receptor system, therefore it is not likely to have a clinical overlap with opioid receptor modulators.

Atypical Antipsychotics with antidepressant effects (dopamine receptor modulators)

Brexpiprazole (Rexulti from Otsuka) is a dopamine (D2 receptor) partial stimulator (agonist) approved as an oral adjunctive TRD therapy. Its side effects include suicidal risk, weight gain, and restlessness. Cariprazine (Vraylar from AbbVie) is an oral dopamine D2 and D3 receptor antagonist approved for schizophrenia and bipolar disorder in development for TRD. The most common side effects reported were extrapyramidal symptoms, the urge to move (akathisia), indigestion (dyspepsia), vomiting, drowsiness (somnolence), and restlessness. We believe that our competitive advantage is that PT00114, due to its low toxicity profile, will be clinically preferable to these antipsychotic drugs.

Ketamine and Esketamine

Ketamine and Esketamine (Spravato nasal spray from Johnson & Johnson) the S(+) enantiomer of the drug ketamine act primarily as a non-competitive NMDA receptor antagonist but is also a dopamine reuptake inhibitor. Although ketamine is used off-label and Esketamine was recently approved for TRD, limitations and concerns around use limit uptake in a broader population. We believe that our competitive advantage is that the toxicity profile is likely to be less favorable when compared with PT00114.

GABA receptor modulators

GABA receptors, when bound by inhibitory neurotransmitters found throughout the brain, act as a brake on nerve activity. Sage Therapeutics is developing multiple compounds that target this mechanism and more candidates are expected to come from this therapeutic class that may present a competitive challenge for PT00114.

NMDA receptor modulators

The N-methyl-D-aspartate (or NMDA) receptor is a molecule that appears on the surface of neurons. When “activated” by a drug that binds with it, the NMDA receptor is a potential natural way to counteract TRD. More candidates are expected to come from this therapeutic class that may present a competitive challenge for PT00114.

PT00114’s Competitive Advantages

Our preclinical data and the corroborated mechanism of action of PT00114 indicates its advantages as compared to current approved therapies:

●	PT00114 has a rapid onset of action in animal anxiety and depression models as compared with other TRD drugs;

●	PT00114’s effects are long-lasting and potent (single 1-10 nmole/kg dose lasts up to one week for glucose/insulin blood-based biomarkers);

●	PT00114 is rapidly cleared (its “half-life” is 5-10min if given intravenously (IV), 20-30 minutes if given subcutaneously (SC);

●	PT00114 naturally crosses the blood brain barrier;

●	PT00114 is an L-isomer, a naturally modified peptide, therefore liver toxicities typically associated with other psychiatric therapies are not anticipated;

●	PT00114 is stable when lyophilized form, making it delivery in an oral or nasal formulation feasible;

●	PT00114 will be manufactured by standard solid phase chemistry, which is less expensive than manufacturing processes required by other TRD drugs; and

●	Studies have demonstrated that the compound does not caused dependency following multiple administrations.

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

As of March 31, 2026, we have five patents issued by the Governments of the United States, Canada, Great Britian, Hong Kong, and European Union on our original platform technology, all of which have expired. The patent applications were made in the name of Dr. David A. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT. We have five further patent families which the Company has rights in or owns, as noted in the table below and include: five issued/registered patents in Canada, U.S., GB, EP, and HK, six pending patent applications in Canada, U.S., EP and HK and one allowed patent application in Canada. Our success will depend in part on our ability to maintain our proprietary position through effective patent claims and their enforcement against our competitors. Although we believe our patent applications provide a competitive advantage, the patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. We do not know whether any of our patent applications will result in the issuance of any patents. Those patents that may be issued in the future or those acquired by us may be challenged, invalidated or circumvented, and the rights granted under any issued patent may not provide us with proprietary protection or competitive advantages against competitors with similar technology. In particular, we do not know if competitors will be able to design variations on our treatment methods to circumvent our current and anticipated patent claims. Furthermore, competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for the development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized or marketed, any related patent claim may expire or remain in force for only a short period following commercialization, thereby reducing the advantage of the patent.

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

We may collaborate in the future with other entities on research, development, and commercialization activities. Disputes may arise about inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by us and our subsidiaries, collaborators, partners, licensors and consultants. As a result, we may not be able to maintain our proprietary position.

As of March 31, 2026, we own or have rights in the following intellectual property:

A METHOD FOR MODULATING INSULIN-INDEPENDENT GLUCOSE TRANSPORT USING TENEURIN C-TERMINAL ASSOCIATED PEPTIDE (TCAP)*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
CANADA	07/21/2015	2,955,410	02/20/2024	2,955,410	ISSUED
GREAT BRITAIN	07/21/2015	1702638.6	07/21/2020	2543996	ISSUED
UNITED STATES	07/21/2015 (PCT)/ 01/17/2017(371c)	15/326,735	04/14/2020	10,617,736	ISSUED

COMPOSITIONS, METHODS AND USES FOR ENHANCING MUSCLE FUNCTION*
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
US	09/26/2017(PCT) / 03/25/2019(371c)	16/336,334	09/20/2022	11,446,355	ISSUED
CA	09/26/2017	3,038,169		3,038,169	ISSUED

COMPOSITIONS, METHODS AND USES FOR TREATING POST-TRAUMATIC STRESS DISORDER *
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
UNITED STATES	10/12/2018(PCT) /04/10/2020(371c)	11,426,444	08/30/2022	11,426,444	ISSUED
CANADA	04/14/2020	3,079,724			ALLOWED

COMPOSITIONS, METHODS AND USES OF A TENEURIN C-TERMINAL ASSOCIATED PEPTIDE-1 (TCAP-1) FOR TREATING OPIOID ADDICTION
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
CANADA	3/13/2019	3,093,841			PENDING
UNITED STATES	3/13/2019(PCT) / 9/11/2010 (371c)	16/980,176			PENDING
EUROPE(UPC + Switzerland, Spain, Great Britain and Ireland)	3/13/2019	19712494.4	02-08-2023	3765056	ISSUED
HONG KONG (Extended EP Application. Registration for Grant filed Feb. 1, 2024))	3/13/2019	62021035260.0		40046105	Registered

COMPOSITIONS, METHODS AND USES OF A TENEURIN C-TERMINAL ASSOCIATED PEPTIDE AS A PEPTIDE ANTAGONIST OF CRF
COUNTRY	FILED	SERIAL#	ISSUED	PATENT#	STATUS
CANADA	11/27/2023	3,27,4255			PENDING
UNITED STATES	11/27/2023(PCT) / ,,,,,(371c)	19/132593			PENDING
EUROPE(UPC + Switzerland, Spain, Great Britain and Ireland)	11/27/2023	23892848.5			PENDING
HONG KONG (Extended EP Application. Registration for Grant filed Feb. 1, 2024))	11/27/2023 (from EP APPLICATION	62026120978.2			PENDING

In the future, we may file additional patent applications based on proprietary formulations, indications, and novel compounds in the TCAP family.

Properties

The Company does not currently own any real property. Our principal offices are located at 149 Fifth Avenue, Suite 500, New York, New York 10010, in a conference room of Agenus, Inc. We utilize our principal office for quarterly board meetings and our annual shareholder meeting at no cost.

Legal Proceedings

From time to time, we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Subsidiary

PTI Canada was incorporated in 2006 in the Province on Ontario, Canada. PTI Canada is a wholly-owned subsidiary of Protagenic. It provides operational support and assistance for the implementation of corporate and operational activities conducted in Canada. It also oversees and supports research and development activities conducted under auspices of UTPTI Canada also benefits through tax incentive programs provided by the governments of Canada and the Province of Ontario. We did not earn any Canadian research and development tax credits for the years ended March 31, 2026 and 2025, respectively.

Employees

We currently have two full-time and one part-time employees. We also engage consultants and temporary employees from time to time to provide services that relate to our research and development activities as well as for general administrative and accounting services. We believe that our current personnel are capable of meeting our operating requirements in the near term. We expect that as our business grows we may hire additional personnel to handle the increased demands on our operations, preclinical and clinical activities.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company had incurred significant operating losses since inception, and continues to generate losses from operations, and has an accumulated deficit of $4,029,629. Based on its cash resources as of March 31, 2026, the Company has sufficient resources to fund its operations until the end of the third quarter of 2026. The consolidated financial statements included in this report do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have a history of losses and expect that losses may continue in the future.

We have generated net losses since we began operations, including net income of $1,367,977 and net loss of $3,591,858 for the years ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $4,029,629. We have no approved products and have generated no product revenue. We expect that product development, preclinical and clinical programs will increase losses significantly over the next five years. In order to achieve profitability, we will need to generate significant revenue. We cannot be certain that we will generate sufficient revenue to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations and our current cash position is sufficient to fund our current business plan until the third quarter of 2026. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our product development, marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected, and we may be unable to continue operations. We will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials and receives regulatory approval. As our most advanced product candidates are at an early proof-of-concept stage, we do not expect to receive revenue from any product candidate for the foreseeable future. We may seek to obtain revenue from collaboration or licensing agreements with third parties. We currently have no such agreements which will provide us with material, ongoing future revenue and we may never enter into any such agreements. Even if we eventually generate revenues, we may never be profitable, and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We need to obtain financing to continue our operations.

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

As of March 31, 2026, we have incurred an accumulated deficit of $4,029,629. We expect to continue to incur substantial operating losses over the next several years for the clinical development of our current and future licensed or purchased product candidates.

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

Risks Related to Our Reliance on Third Parties

We may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all our product candidates.

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

We expect to expend substantial management time and effort to enter relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts of our expenditures will be paid to third parties in these relationships. However, we cannot control the amount or timing of resources our contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all.

We have no experience in sales, marketing and distribution and may have to enter into agreements with third parties to perform these functions, which could prevent us from successfully commercializing our product candidates.

We currently have no sales, marketing or distribution capabilities. To commercialize our product candidates, we must either develop our own sales, marketing and distribution capabilities, which will be expensive and time-consuming, or make arrangements with third parties to perform these services for us. If we decide to market any of our products on our own, we will have to commit significant resources to developing a marketing and sales force and supporting distribution capabilities. If we decide to enter into arrangements with third parties for performance of these services, we may find that they are not available on terms acceptable to us, or at all. If we are not able to establish and maintain successful arrangements with third parties or build our own sales and marketing infrastructure, we may not be able to commercialize our product candidates which would adversely affect our business and financial condition.

Data provided by collaborators and other parties upon which we rely, have not been independently verified and could turn out to be inaccurate, misleading, or incomplete.

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

We cannot be certain that any of our product candidates will gain market acceptance among physicians, patients, healthcare payers, pharmaceutical companies, or others. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and if so, the level of reimbursement that will apply. We cannot be certain that third party payers will sufficiently reimburse sales of our products or enable us to sell our products at profitable prices. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many countries where we plan to market our products, including Europe and Canada, the pricing of prescription drugs is controlled by the government or regulatory agencies. Regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs. Sales of medical products also depend on physicians’ willingness to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective, and cost-effective. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective relative to competing treatments.

We may not be able to manufacture our product candidates in clinical or commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities by us and third-party manufacturers for preclinical studies. If any of our product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture it in larger quantities and we intend to use third party manufacturers for commercial quantities. Our third-party manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or efficient manner, or at all. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our failure or the failure of our third-party manufacturers to comply with the FDA’s good manufacturing practices and to pass inspections of the manufacturing facilities by the FDA or other regulatory agencies could seriously harm our business.

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

Comparative effectiveness of research demonstrating benefits of a competitor’s product could adversely affect the sales of our product candidates. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

Any agreements we have or may enter with third parties, such as collaboration, license, formulation supplier, manufacturing, clinical research organization or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We intend to conduct research programs in a range of therapeutic areas, but our pursuit of these opportunities could result in conflicts with the other parties to these agreements who may be developing or selling pharmaceuticals or conducting other activities in these same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights or result in costly litigation.

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

There are many companies that are seeking to develop products and therapies for the treatment of mood, anxiety, and neurodegenerative disorders. Many of our competitors have substantially greater financial, technical, human, and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products.

Other risks and uncertainties include:

●	our ability to successfully complete preclinical and clinical development of our products and services

●	our ability to manufacture sufficient amounts of products for development and commercialization activities

●	our ability to obtain, maintain and successfully enforce adequate patent and other proprietary rights protection of our products and services

●	the scope, validity and enforceability of patents and other proprietary rights held by third parties and their impact on our ability to commercialize our products and services

●	the accuracy of our estimates of the size and characteristics of the markets to be addressed by our products and services, including growth projections

●	market acceptance of our products and services

●	our ability to identify new patients for our products and services

●	the accuracy of our information regarding the products and resources of our competitors and potential competitors

●	the content and timing of submissions to and decisions made by the US Food and Drug Administration (FDA) and other regulatory agencies

●	our ability to obtain reimbursement for our products and services from third-party payors, and the extent of such coverage

●	our ability to establish and maintain strategic license, collaboration and distribution arrangements

●	the continued funding of our collaborations and joint ventures, if any are ultimately established

●	the possible disruption of our operations due to terrorist activities and armed conflict, including as a result of the disruption of operation of our subsidiaries and our customers, suppliers, distributors, couriers, collaborative partners, licensees and clinical trial sites.Positive or timely results from preclinical studies and early clinical trials do not ensure positive or timely results in late-stage clinical trials or product approval by the FDA or any other regulatory authority. Product candidates that show positive preclinical or early clinical results often fail in later stage clinical trials. Data obtained from preclinical and clinical activities is susceptible to varying interpretations, which could delay, limit, or prevent regulatory approvals.

We have limited experience in conducting clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants, or begin or successfully complete clinical trials in a timely fashion, if at all. Any failure to perform may delay or terminate the trials. Our current clinical trials may be insufficient to demonstrate that our potential products will be active, safe, or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays. If we do not receive the necessary regulatory approvals, we will not be able to generate product revenues and may not become profitable.

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

If we fail to sustain and further build our intellectual property rights, competitors will be able to take advantage of our research and development efforts to develop competing products. If we are not able to protect our proprietary technology, trade secrets, and know-how, our competitors may use our inventions to develop competing products. Protagenic has obtained worldwide exclusive rights to PT00114 and related technology that was developed at UT. As of March 31, 2026, we have five patents issued by the Governments of the United States, Canada, European Union (validated in Germany, France and Great Britain) and Hong Kong on our original platform technology, all of which have expired aside from the one in the United States. The patent applications were made in the name of Dr. David A. Lovejoy and inventors, but the Company’s exclusive, worldwide rights to such patent applications are included in the License Agreement with UT. We have eight issued patents (Canada, Great Britain, Europe (GPC and additionally validated in Switzerland, Great Britain, Ireland and Spain) and the United States and five pending patent applications in related technology that the company has rights in or own.

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

In addition to our patentable technology, we also rely on unpatented technology, trade secrets, and confidential information. We may not be able to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We generally require each of our employees, consultants, collaborators, and certain contractors to execute a confidentiality agreement at the commencement of an employment, consulting, collaborative, or contractual relationship with us. However, these agreements may not provide effective protection of our technology or information, or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

Our patent position is generally uncertain and involves complex legal and factual questions. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and other biotechnology companies have encountered significant problems in protecting and defending their proprietary rights in foreign jurisdictions. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents. In addition, any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated, or fail to provide us with any competitive advantages. We may not have the funds available to protect our patents or other technology; such protection is costly and can result in further litigation expenses.

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

We must comply with our obligations in our intellectual property licenses with third parties.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business. We are a party to the License Agreement with UT under which we receive the right to practice and use important third-party patent rights. We may enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligences, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

We may need to resort to litigation to enforce or defend our intellectual property rights, including any patents issued to us. If a competitor or collaborator files a patent application claiming technology also invented by us, in order to protect our rights, we may have to participate in an expensive and time-consuming interference proceeding before the United States Patent and Trademark Office. We cannot guarantee that our product candidates will be free of claims by third parties alleging that we have infringed their intellectual property rights. Third parties may assert that we are employing their proprietary technologies without authorization and they may resort to litigation to attempt to enforce their rights. Third parties may have or obtain patents in the future and claim that the use of our technology or any of our product candidates infringes their patents. We may not be able to develop or commercialize combination product candidates because of patent protection others have. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable, or if we are unable to redesign our product candidates or processes to avoid actual or potential patent or other intellectual property infringement. Obtaining, protecting and defending patent and other intellectual property rights can be expensive and may require us to incur substantial costs, including the diversion of management and technical personnel. An unfavorable ruling in patent or intellectual property litigation could subject us to significant liabilities to third parties, require us to cease developing, manufacturing or selling the affected products or using the affected processes, require us to license the disputed rights from third parties, or result in awards of substantial damages against us.

There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third-party intellectual property on commercially reasonable terms, successfully develop non-infringing alternatives on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize our products could seriously harm our business and prospects.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or drug candidates or we could lose certain rights to grant sublicenses.

Any license, collaboration or other intellectual property-related agreements impose, and any future license, collaboration or other intellectual property-related agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages, and the licensor may have the right to terminate the license. In spite of our best efforts, any of our future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technologies covered by these license agreements. Any license agreements we enter into may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our future licensors fail to prosecute, maintain, enforce and defend patents we may in-license, or lose rights to licensed patents or patent applications, our license rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or drug candidates that is the subject of such licensed rights could be materially adversely affected. In certain circumstances, our licensed patent rights are subject to our reimbursing our licensors for their patent prosecution and maintenance costs.

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

Risks Related to Our Business Operations and Industry

If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical, and business personnel, our business will suffer.

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

To grow, we will eventually need to hire a significant number of qualified commercial, scientific, and administrative personnel. However, there is intense competition for human resources, including management in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful development and commercialization of our product candidates. Our inability to attract new employees or to retain existing employees could limit our growth and harm our business.

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

In connection with our drug research and development efforts, we or our CROs may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers, and clinical trial information. Although we have extensive measures in place to prevent the sharing and loss of patient data in our clinical trial processes associated with our developed technologies and drug candidates, any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international laws (e.g., the GDPR). Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business. We may also rely on third-party IT vendors to host or otherwise process some of our data and that of users, and any failure by such IT vendor to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

Our research and development and drug candidates and future commercial manufacturing may involve the use of hazardous materials and various chemicals. We currently do not maintain a research laboratory, but we engage third-party research organizations and manufacturers to conduct our preclinical studies, clinical trials, and manufacturing. These third-party laboratories and manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We must rely on the third parties’ procedures for storing, handling and disposing of these materials in their facilities to comply with the relevant guidelines of the states in which they operate and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that their safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, this could result in significant delays in our development. We are also subject to numerous environmental, health, and workplace safety laws and regulations. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, this insurance may not provide adequate coverage against potential liabilities. Additional federal, state, and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.

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

Beginning January 5, 2026, the Company expects its common stock and warrants to be quoted for trading on the over-the-counter market. On December 31, 2025, the Company received a letter from Nasdaq stating that trading of the Company’s securities on Nasdaq would cease at the close of trading on January 2, 2026, and that Nasdaq determined to delist the Company’s securities based on the Company’s failure to satisfy Nasdaq continued listing requirements, including Nasdaq Listing Rule 5550(b)(1) (minimum stockholders’ equity) and Nasdaq Listing Rule 5250(c)(1) (timely filing of periodic reports).

OTC trading is effected through registered broker-dealers, and quotation and trading information is generally available through brokerage platforms and publicly available quotation services. The Company intends to continue to file periodic and current reports with the SEC, which will be available on the SEC’s EDGAR system. The OTC market may have different liquidity and trading characteristics than a national securities exchange.

The Company is evaluating steps to regain compliance with Nasdaq listing requirements and to seek relisting on Nasdaq. The Company also intends to engage with market participants to facilitate the OTC transition and support liquidity in its securities. The Company has withdrawn its request for a hearing before a Nasdaq Hearings Panel and, accordingly, Nasdaq’s determination is final.

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The market price of our common stock may be volatile, and you could lose all or part of your investment.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

The market price of our common stock may fluctuate substantially and will depend on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you pay for the shares. Factors that could cause fluctuations in the market price of our common stock include, but are not necessarily limited to, the following:

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

Management has concluded that, during the year-ended March 31, 2026, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

●	We lack the necessary corporate accounting resources to maintain adequate segregation of duties; and

●	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	the timing of IDE and/or NDA approval, the completion and/or results of our clinical trials;

●	regulatory actions regarding our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	introduction of new products by us or our competitors;

●	sales of our common stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

●	The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

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

Our certificate of incorporation allows our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

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

Our common stock has been delisted from Nasdaq and now trades only in the over-the-counter market, which has substantially reduced the liquidity and may adversely affect the price of our common stock.

Our common stock was delisted from the Nasdaq Capital Market effective January 5, 2026 and is currently quoted on the OTCQB under the symbol “PTIX.” Securities quoted in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as a reduced number of institutional and other investors that will consider purchasing the securities, fewer market makers, wider bid-ask spreads, and lower trading volumes. As a result, holders of our common stock may find it more difficult to sell their shares, may be unable to sell their shares at all, or may be able to sell only at prices substantially below the prices they might obtain on a national securities exchange. The market price of our common stock may also be more volatile and more susceptible to declines and to manipulative or abusive trading practices than it was while listed on Nasdaq.

There is no assurance that we will be able to relist our common stock on Nasdaq or any other national securities exchange.

We may seek to relist our common stock on a national securities exchange in the future, but our ability to do so depends on satisfying the applicable initial listing standards, which are generally more stringent than the continued listing standards we previously failed to satisfy, and may include minimum bid price, stockholders’ equity, market value, public float, round-lot holder, and corporate governance requirements. We cannot predict when, or whether, we will be able to meet these requirements, and any relisting would also be subject to the discretion and approval of the exchange. There can be no assurance that our common stock will be relisted, and a prolonged period of trading in the over-the-counter market may amplify the other risks described in this section.

The application of “penny stock” rules to our common stock could further limit trading activity and the liquidity of our common stock.

Our common stock is subject to the “penny stock” rules under the Securities Exchange Act of 1934. These rules impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors, including requirements to deliver a standardized risk disclosure document, to obtain the purchaser’s written agreement to the transaction prior to sale, and to disclose current bid and offer quotations and broker-dealer compensation. Because of these added burdens, many broker-dealers may be unwilling to effect transactions in our common stock. This could further reduce the trading activity and liquidity in our common stock and make it more difficult for stockholders to dispose of their shares.

Delisting may reduce or eliminate analyst coverage and institutional ownership of our common stock.

Securities analysts may discontinue or decline to provide research coverage of our common stock following our delisting, and the absence of analyst coverage may reduce investor interest and make it more difficult to establish a fair market price for our shares. In addition, certain institutional investors, mutual funds, pension funds, and other holders are subject to internal policies, fund mandates, or regulatory restrictions that prohibit or limit their ownership of securities not listed on a national securities exchange. As a result, our delisting may cause some existing holders to sell their shares and may discourage new institutional investment, each of which could depress demand for, and the trading price of, our common stock.

Our delisting impairs our access to the capital markets and could increase the cost and difficulty of raising capital.

We are currently not eligible to use a registration statement on Form S-3 to register primary offerings of our securities, and we may instead be required to use a registration statement on Form S-1, which is more costly, time-consuming, and less flexible and which does not permit the same forward incorporation by reference. Our reduced liquidity, narrower investor base, and lower and more volatile stock price may also make it more difficult and more expensive to raise capital through equity or equity-linked financings, and any such financings, if available at all, may be on terms that are dilutive or otherwise unfavorable to our existing stockholders. There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all, when needed.

Our common stock may no longer constitute a “covered security,” which could subject offers and sales to additional state securities law requirements.

While our common stock was listed on Nasdaq, it was a “covered security” under the National Securities Markets Improvement Act of 1996, which exempted it from registration and qualification requirements under state “blue sky” securities laws. Following our delisting, our common stock generally no longer qualifies for this exemption. As a result, offers and sales of our common stock, including in connection with future capital-raising transactions and certain secondary market trading, may be subject to registration or qualification under, or the availability of exemptions from, the securities laws of the various states and other U.S. jurisdictions. Compliance with these requirements may increase our costs, limit the jurisdictions in which our securities may be offered or sold, and further reduce the liquidity of our common stock.

Our common stock may be removed or otherwise excluded from stock market indices, resulting in forced selling.

As a result of our delisting, our common stock has been or may be removed from any stock market indices in which it was previously included. Index funds and other investment vehicles that track those indices are generally required to sell securities that are removed from the relevant index, which may result in additional selling pressure on our common stock over a concentrated period and could cause the trading price of our common stock to decline.

Our common stock may not be eligible for margin borrowing and could be subject to limitations on electronic clearing and settlement.

Because of our delisting, our common stock may not be eligible to be used as collateral for margin loans under applicable Federal Reserve Board and broker-dealer requirements, which may reduce demand from certain investors. In addition, the continued eligibility of our common stock for book-entry clearance and settlement through The Depository Trust Company is subject to DTC’s policies and procedures. If DTC were to impose a “chill” or “freeze” on, or otherwise discontinue eligibility for, our common stock, the ability of holders to transfer or trade their shares could be significantly impaired and the liquidity and value of our common stock could be materially adversely affected.

Our delisting may harm our reputation and our relationships with customers, suppliers, employees, and other stakeholders.

The delisting of our common stock may be perceived negatively by our customers, suppliers, lenders, business partners, current and prospective employees, and others with whom we do business, and may be viewed as an indicator of financial or operational difficulty. This negative perception could impair our ability to attract and retain customers, vendors, and talent, to maintain commercial and financing relationships on favorable terms, and to compete effectively, any of which could have a material adverse effect on our business, financial condition, and results of operations.

The market price of our common stock has been and may continue to be volatile, and the thinner over-the-counter market may make our common stock more susceptible to manipulation.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control. The lower trading volumes and reduced number of market makers characteristic of the over-the-counter market can amplify price swings and may make our common stock more vulnerable to manipulative or fraudulent trading schemes, including “pump-and-dump” and short-selling campaigns. Such activity, and the resulting volatility, could cause the price of our common stock to decline rapidly and without regard to our operating performance, and could expose us to securities litigation, which is costly and diverts management attention regardless of outcome.

Future sales or issuances of our common stock, including at depressed market prices, could result in substantial dilution and could further depress our stock price.

To fund our operations and strategic objectives, we may need to raise additional capital through the issuance of equity or equity-linked securities. Because of our delisting, reduced liquidity, and lower stock price, any such issuances may be made at prices below current or historical trading levels and may include warrants or other features that result in substantial dilution to existing stockholders. In addition, sales of a significant number of shares of our common stock in the public market, or the perception that such sales could occur, may further depress the market price of our common stock and impair our ability to raise capital.

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

Governance

Our board of directors administers its cybersecurity risk oversight function through its audit committee. The audit committee is responsible for overseeing our policies, practices, and assessments with respect to cybersecurity, and provides periodic updates to our board of directors. The audit committee receives periodic updates from management and our external third party information technology consultant regarding the effectiveness of the systems and processes we have implemented designed to safeguard our information assets and operational integrity from cyber threats, protect employee information from unauthorized access or attack, as well as secure our networks and systems, and regarding other cybersecurity matters, including the results from cybersecurity systems testing and any recent cybersecurity incidents and related responses. Our audit committee is also notified between such updates as soon as practicable regarding significant new cybersecurity threats or incidents. The audit committee also receives a report on cybersecurity matters and related risk exposures periodically from our Chief Executive Officer.

Item 2. Properties.

The Company does not currently own any real property. The Company leases office space for its principal executive office located at 149 Fifth Avenue, Suite 500, New York, New York 10010.

Item 3. Legal Proceedings.

From time to time we may be named in claims arising in the ordinary course of business. As of March 31, 2026, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition, and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently available for trading in the over-the-counter market and is quoted on the Nasdaq Capital Market under the symbol “PTIX.” There has been a very limited market for our common stock and trading volume has been negligible. There is no guarantee that an active trading market will develop in our common stock. The following table sets forth, for the periods indicated and as reported on the Nasdaq Capital Market, the high and low bid prices for our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

2025(1)
First Quarter (1)	$26.18	$23.73
Second Quarter (1)	$15.54	$12.32
Third Quarter (1)	$15.26	$9.24
Fourth Quarter (1)	$8.68	$7.85

2026(1)
First Quarter (1)	$14.28	$6.40
Second Quarter (1)	$6.20	$4.28
Third Quarter (1)	$3.77	$3.42
Fourth Quarter (1)	$1.27	$0.70

(1)	The high and low bid prices for this quarter were reported by the Nasdaq Capital Market.

Holders

As of August 14, 2026, there are approximately 276 record holders of our common stock, zero holders of our Series B Preferred Stock, zero holders of our Series C Preferred Stock, zero holders of our Series C-1 Preferred Stock, and zero holders of our Series D Preferred Stock.

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

Recent Sales of Unregistered Securities

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included at the end of this report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties such as statements of our plans, objectives, expectations, and intentions. As a result of many factors, including those factors set forth in the “Risk factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We expect to continue to incur significant expenses and minimal positive net cash flows from operations or negative net cash flows from operations for the foreseeable future, and those expenses and losses may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will fluctuate substantially as we:

●	continue our ongoing preclinical studies, clinical trials and our product development activities for PT00114;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	continue research and preclinical development and initiate clinical trials of our other potential indications for PT00114;

●	seek to discover and develop additional product candidates either internally or in partnership with other pharmaceutical companies;

●	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;

●	maintain, expand and protect our intellectual property portfolio; and

●	incur additional legal, accounting and other expenses in operating as a public company.

Recent Events

Acquisition of five preclinical drug candidate assets

As a result of the Exchange Agreement with Alterola Biotech Inc., the Company acquired five preclinical drug candidate assets and five new employees, all of whom were working for, or affiliated with, the Alterola subsidiary known as Phytanix Bio, Inc. The drug candidate assets temporarily expanded our pipeline into multiple therapeutic areas beyond the target markets of PT00114, supported by an intellectual property portfolio.

Settlement Agreement

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

The Settlement Agreement provides for, among other things, the dismissal of the Litigation and the execution of an agreement to terminate, and unwind the transactions contemplated by, the Share Exchange Agreement dated May 15, 2025 (the “SEA”). Pursuant to the SEA, the Company had previously reverse merged with Phytanix Bio.

Unwind, Termination and Share Exchange Agreement

On February 17, 2026, the Company entered into an Unwind, Termination, and Share Exchange Agreement (the “Unwind Agreement”) with Phytanix Bio, Alterola Biotech Inc., EMC2 Capital LLC, the Former Phytanix Stockholders, and Colin Stott, as Sellers’ Representative. The Company, Phytanix Bio, Alterola Biotech Inc., EMC2 Capital LLC, the Former Phytanix Stockholders, and Sellers’ Representative are collectively referred to herein as the “Parties”. The closing of the unwind transactions (the “Closing”) occurred simultaneously with the execution of the Unwind Agreement on February 17, 2026.

Pursuant to the Unwind Agreement:

●	The SEA was terminated;

●	The Parties agreed to unwind the transactions contemplated by the SEA;

●	The Former Phytanix Stockholders forfeited and returned to the Company all shares of common stock and preferred stock that had been issued to them as closing consideration under the SEA;

●	The Company transferred back to the Former Phytanix Stockholders 100% of the outstanding capital stock of Phytanix Bio;

●	Upon Closing, the Former Phytanix Stockholders re-acquired full ownership of Phytanix Bio, and the Company relinquished all ownership and related rights in Phytanix Bio;

●	Phytanix Bio will continue to own its pre-merger assets and retain its liabilities as reflected on its balance sheet as of the date of the Unwind Agreement; and

●	The Company agreed to pay Phytanix Bio $300,000 at Closing and an additional $10,000 following receipt of specified financial information, in accordance with the terms of the Unwind Agreement.

The Unwind Agreement also includes:

●	Mutual releases between the Company and the Former Phytanix Stockholders;

●	Termination of related agreements between the Parties;

●	Acknowledgement of resignations of Former Phytanix Stockholders and their affiliates from any positions with the Company;

●	Mutual releases between the Parties;

●	Indemnification provisions in favor of the Company relating to liabilities associated with the SEA and Phytanix Bio; and

●	Indemnification provisions in favor of Phytanix Bio for any third-party claims relating to any action taken by, or on behalf of, Phytanix Bio outside the ordinary course of business during the period between the closing of the transactions under the SEA and the closing of the transactions under the Unwind Agreement that are not otherwise reflected on the balance sheet of Phytanix Bio as of the date of the Unwind Agreement.

The foregoing descriptions of the Settlement Agreement and the Unwind Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Settlement Agreement and the Unwind Agreement, copies of which are filed as exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed by the Company on February 17, 2026 and are incorporated herein by reference.

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

On January 22, 2025, Nasdaq provided a notice to the Company that the Company had not regained compliance with Rule 5550(a)(2) and is not eligible for a second 180 calendar day compliance period as the Company does not comply with the requirements for initial listing on The Nasdaq Capital Market. This notification is part of the ongoing discussions with the Nasdaq Hearings Panel (the “Panel”) regarding the Company’s listing status, and the Company included this matter in its presentation to the Panel on January 30, 2025.On February 19, 2025, the Company received a hearing panel decision from Nasdaq (Nasdaq Listing Qualifications Hearings Docket No. NQ 7072C-25) indicating that its provisional plan for regaining compliance with the Nasdaq listing requirements had been accepted. For continued listing on the Nasdaq Capital Market, the Company has until April 28, 2025 to: (1) demonstrate compliance with Nasdaq Rules 5550(a)(2) and 5550(b)(2), (2) file a public disclosure describing any transactions undertaken by the Company to increase its equity and provide an indication of its equity following those transactions, and (3) provide the Panel with an update on its fundraising plans and updated income projections for the next 12 months.

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

The Company’s common stock was delisted from the Nasdaq Capital Market effective January 5, 2026 and is currently quoted on the OTCQB under the symbol “PTIX.”

The Company intends to take the necessary steps to regain compliance with Nasdaq’s listing rules as soon as practicable. However, there can be no assurance that the Company will be able regain compliance and be able to be listed on Nasdaq again.

Change of Fiscal Year

On August 7, 2025, the Board approved a change in the Company’s fiscal year-end from December 31 to March 31, effective immediately. The Company filed a transition report on Form 10-QT with the Securities and Exchange Commission for the transition period beginning April 1, 2025 and ending June 30, 2025.

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

In connection with the Restructuring Plan, the Board terminated the employment of (i) Barrett Evans as Chief Executive Officer and President and (ii) Colin Stott as Chief Operating Officer, in each case effective immediately. Messrs. Evans and Stott remain members of the Company’s Board of Directors. Any severance or other compensatory agreements, if applicable, will be disclosed when determined. Workforce reductions also included the certain roles primarily associated with preclinical operations, regulatory affairs, and intellectual property functions.

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

On February 3, 2026, William (Bill) Nichols, Jr was appointed as the new President of the Company. On April 30, 2026, the Company’s former Chief Financial Officer, Alex Arow, departed the Company.

As part of the unwind, Messrs. Evans and Stott were removed from the board of directors.

Results of Operations

We are a development stage company currently performing clinical trials to obtain Food and Drug Administration (“FDA”) approval and commercialization of our product.

Below are the changes in operating expenses between the year ended March 31, 2026 and 2025:

	Year Ended	Year Ended		Percent
	March 31, 2026	March 31, 2025	Changes	Changes
Accounting and audit fees	$272,579	$132,600	$139,979	106%
Research and Development	901,896	376,740	525,156	139%
Legal Fees	874,395	183,097	691,298	378%
Consulting Fees	939,210	667,584	271,626	41%
Salaries and wages	764,648	132,775	631,873	476%
Bad debt expense	-	1,023,235	(1,023,235)	(100)%
General and administrative - other	332,393	77,530	254,863	329%
Stock compensation	418,589	-	418,589	100%
TOTAL OPERATING EXPENSES	$4,503,710	$2,593,561	$1,910,149	74%

The increase in research and development expense is due to the low year-ago comparable figure of only $376,740, which was driven by the fact that the former Phytanix Bio, Inc., which was acquired by the Company in May 2025 but is being treated as the accounting acquirer and therefore solely responsible for the historical 2025 operating expenses, was conducting little or no drug development work in the year ended March 31, 2025 (as Phytanix Bio had only been incorporated in Nevada in 2024). By contrast, the combined company was conducting a level of R&D spending in the year ended March 31, 2026 that was commensurate with a Phase I clinical trial, which was in progress for the compound known as PT11004.

The increase in general and administrative expenses is due to an increase in stock compensation due to option vesting. The increase in R&D expense is due to lower expenses related to our clinical trials and related expenses due to changes in the Company’s stage of research and development and change to the Company’s outsourced research partners. The increase in transaction fees is from our merger that occurred in May 2025. This increase has been the primary driver of our increased loss from operations for the year ended March 31, 2026 compared to the same period for 2025.

During the year ended March 31, 2026, the Company entered into a reverse merger with Phytanix Bio as well as an unwind of this merger. Due to this reverse merger, the Company presents the historical financial information of Phytanix Bio and only includes the financial information for Protagenic for the period after the reverse merger. The financial numbers for Phytanix Bio are consolidated only through the date of the unwind. (See Note 4) This limits comparability of the Company’s number between the years presented.

Below are the changes in other income and expenses between the year ended March 31, 2026 and 2025:

	Year Ended	Year Ended		Percent
	March 31, 2026	March 31, 2025	Changes	Changes
Interest expenses/amortization of discount	$(1,495,007)	$(1,039,353)	$(455,654)	44%
Derivative expense	(343,399)	-	(343,399)	(100)%
Change in fair value of derivative liabilities	1,507,869	-	1,507,869	100%
Foreign currency exchange differences	9,283	41,056	(31,773)	(77)%
Gain/loss on disposal of subsidiary	7,310,719	-	7,310,719	100%
Gain/loss on extinguishment of debt	(1,117,778)	-	(1,117,778)	(100)%
TOTAL OTHER INCOME (EXPENSE)	$5,871,687	$(998,297)	$6,869,984	(688)%

During the year ended March 31, 2026, the Company entered into a reverse merger with Phytanix Bio as well as an unwind of this merger. Due to this reverse merger, the Company presents the historical financial information of Phytanix Bio and only includes the financial information for Protagenic for the period after the reverse merger. The financial numbers for Phytanix Bio are consolidated only through the date of the unwind. (See Note 4) This limits comparability of the Company’s number between the years presented.

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

Below are the changes in cashflow between the years ended March 31, 2026 and 2025:

	Year Ended	Year Ended		Percent
	March 31, 2026	March 31, 2025	Changes	Changes
Net cash used in operating activities	$(2,806,800)	$(1,768,908)	$(1,037,892)	59%
Net cash provided by investing activities	$629,883	$-	$629,883	100%
Net cash provided by financing activities	$3,873,653	$1,809,265	$2,064,388	114%

The use of cash in operating activities during the year ended March 31, 2026, primarily comprised of $1,367,977 net income, $418,589 in stock compensation expense, $1,507,869 from the change in fair value of the derivative liability, $7,310,719 from the gain on disposal of the Phytanix subsidiary, $1,567,479 from amortization of debt discount, a decrease in prepaid expenses and other current assets of $53,393, and a $1,056,323 increase of accounts payable and accrued expenses, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

The use of cash in operating activities during the year ended March 31, 2025, primarily comprised of $3,591,858 net loss, $598,810 from amortization of debt discount, $103,184 from stock compensation expense, $773,234 from bad debt, and a $388,118 increase of accounts payable and accrued expenses, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

The cash provided by investing activities during the year ended March 31, 2026 consisted of $943,180 from the cash revived in the acquisition of Phytanix Bio and partly offset by $310,000 from cash spent in the unwind of the Phytanix Bio acquisition.

The cash provided by financing activities during the year ended March 31, 2026 consisted of $395,474 from the issuance of shares for cash, $533,898 from the increase in note payable for acquisition of Phytanix Bio, and $3,949,730 for proceeds from the exercise of warrants.

The cash provided by financing activities during the year ended March 31, 2025 consisted of $1,622,003 from the proceeds from notes payable and $187,062 for proceeds from related party loans.

During the year ended March 31, 2026, the Company entered into a reverse merger with Phytanix Bio as well as an unwind of this merger. Due to this reverse merger, the Company presents the historical financial information of Phytanix Bio and only includes the financial information for Protagenic for the period after the reverse merger. The financial numbers for Phytanix Bio are consolidated only through the date of the unwind. (See Note 4) This limits comparability of the Company’s number between the years presented.

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of March 31, 2026, we had cash of $1,509,178 and working capital of $511,107.

We anticipate that losses will continue for the foreseeable future. Based on our current operating plans, we believe that our cash resources will be sufficient to fund its operations until approximately the end of the third quarter of 2026. In order to continue our operations beyond our forecasted runway we will need to raise additional capital, and we have no committed sources of additional capital at this time. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate. Management does not know whether additional financing will be on terms favorable or acceptable to us when needed, if at all. If adequate additional funds are not available when required, or if we are unsuccessful in entering into partnership agreements for further development of our product candidates, management may need to curtail its development efforts and planned operations.

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

If we are able to successfully develop our drug, PT00114, and obtain FDA approval, we could then begin marketing and selling it in the United States and generate revenue. FDA approval to begin commercial sales is the singular gating item that will allow us to begin generating sales revenue in the U.S., so it will have an enormous impact on our business plan and our financial condition. It is anticipated that the sale of our drug will allow the Company to generate enough sales revenue to support all of our operations and to generate a profit. However, given the stage of development, even if FDA Approval is obtained, we do not anticipate generating any revenue from sales prior to 2029. On May 22, 2024, we announced the results of the single dose portion of the Phase I study for PT00114. On December 9, 2025 we announced positive topline safety results from its Phase 1 Multiple Dose (MD) study of PT00114.

Development Milestones Currently Anticipated

Recent communications with the U.S. FDA have resulted in following revised guidance for clinical timelines:

●	The Company is in the process of refiling its IND application for PT00114 addressing the questions raised by regulators.
●	Anticipate Q4 2026: Commence multiple dose portion of Phase Ib study for PT00114
●	Anticipate Q2 2027: Initiation of Phase IIa study for PT00114
●	Anticipate Q3 2027: Public availability of Phase IIa study results for PT00114

Human Resources (current state of employees)

The Company has two: two full-time employees: Bill Nichols, Jr, the President of Protagenic Therapeutics and Lauren Mueller, PhD, a Senior Research Scientist. The Company also has three paid consultants: Andrew Slee, PhD, Chief Operating Officer, David Lovejoy, PhD, Scientific Advisor, and Zack Armen, Strategic Advisor.

Off Balance Sheet Arrangements

We have no material off-balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources, or capital expenditures.

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The notes to the consolidated financial statements contained in this Annual Report describe our accounting policies used in the preparation of the consolidated financial statements. None of those policies are deemed to be critical accounting policies nor critical accounting estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates. Significant estimates underlying the consolidated financial statements include valuation of stock options and warrants, derivative liabilities, and assessment of deferred tax asset valuation allowance. Foreign currency exchange rates, fair value of convertible notes, fair value of derivative liabilities, fair value of the valuation of Protagenic Therapeutics, Inc. and the purchase price allocation.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Assessment of the Effectiveness of Internal Controls over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework published in 2013. Based on its evaluation, our management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

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

As of March 31, 2026, management has completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of GAAP. Management identified the following material weaknesses and concluded that the internal controls over financial reporting were not effective.

●	We lack the necessary corporate accounting resources to maintain adequate segregation of duties. We currently rely heavily on our Executive Chairman, for almost every key financial duty and he has access to materially all our financial information. Such a lack of segregation of duties is typical in a company with limited resources. Although the Company’s Executive Chairman and Board of Directors review the financial statements and would most likely discover any misappropriation of funds, this cannot be assured by the existing system.

●	Limited level of multiple reviews in connection with the financial reporting process.

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

(b) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a–15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Board of Directors and the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a–15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were [not] effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure due to the following:

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Remediation Plan

To address the risk of material weakness described above, we have engaged an independent third party to enhance our segregation of duties.

The following mitigating measures have been implemented:

●	Onboarding of Bill Nichols, President of Protagenic, has added an additional layer of both financial decision making, as well as payment approval.

●	Partnering with Danforth Health to segregate the duties of AP review, FP&A planning & reporting, and financial statement review.

●	Directed all invoices to a central repository instead of a single employee’s email

Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

(c) Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal controls over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

[Not applicable].

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following sets forth certain information with respect to our executive officers and directors.

Name	Age	Position(s)
Garo H. Armen	73	Executive Chairman of the Board of Directors
Bill Nichols, Jr	51	President
Andrew Slee	76	Chief Development Officer
Timothy Wright	68	Director
Brian Corvese	68	Director
Jennifer Buell	51	Director

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

Bill Nichols, President, was appointed to the newly created role in February 2026 and is responsible for leading the integrated strategy for the company. He has more than 25 years of biopharma experience with a strong record of leading successful multi-billion-dollar commercial franchises. Most recently as SVP Commercial at bluebird bio (now Genetix), he led the successful launches of three first-in-class gene therapies — LYFGENIA™, ZYNTEGLO™, and SKYSONA™. Earlier in his career he held leadership roles in psychiatry, neuroscience, virology, and blood disorders at Bristol-Myers Squibb and Dova (now Sobi). Nichols began his career in neuroscience research at Children’s Hospital of Philadelphia after receiving a Bachelor of Science in Biology from Morehouse College and has completed executive education at the Wharton School’s Aresty Institute.

Andrew Slee, PhD, Chief Development Officer. Dr. Andy Slee joined us in April 2016. During his 37-year pharmaceutical career, Mr. Slee has taken several drugs from inception through all their pre-clinical and early clinical testing. During the past 37 years, he has worked for Preclinical CROs, immune-oncology companies and natural product companies focusing on anti-infectives, cancer, CNS, diabetes and inflammatory diseases. Spreading his influence beyond a single company, he created and ran his own Contract Research Organization (CRO), Vivo Source Laboratories, which for ten years from 2003 to 2013 provided preclinical proof of concept catering to biopharmaceutical companies. For the 18 years before that, Mr. Slee shepherded multiple pharma targets in several therapeutic areas from inception onward at DuPont Pharmaceuticals. He is a graduate of Syracuse University and Leeds University.

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

Director Independence

Each of Messrs. Corvese, Wright, and Buell are “independent” members of our board of directors as “independence” is defined in Nasdaq Marketplace Rule 5605(a)(2).

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by our stockholders or us to become directors or executive officers. There is one family relationship between Strategic Advisor Zack Armen and our Executive Chairman, Garo Armen (Garo Armen is Zack Armen’s father).

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee. The Audit Committee will oversee and monitor our financial reporting process and internal control system, review and evaluate the audit performed by our registered independent public accountants and reports to the Board any substantive issues found during the audit. The Audit Committee will be directly responsible for the appointment, compensation, and oversight of the work of our registered independent public accountants. The Audit Committee will review and approve all transactions with affiliated parties. The Audit Committee shall be comprised of two or more independent directors who shall be appointed annually and subject to removal by the Board at any time. Each member of the Audit Committee shall meet the independence requirements of The NASDAQ Stock Market, LLC, and SEC regulations, as well as any other applicable requirements. Messrs. Corvese (Committee Chairperson) and Wright comprise the Audit Committee, each of whom meets the independence requirements. In addition, the Board also designated Brian Corvese as an “audit committee financial expert,” as that term is defined by the NSADAQ Listing Rules and SEC regulations.

Compensation Committee. The Compensation Committee will provide advice and make recommendations to the board in the areas of employee salaries, benefit programs and director compensation. The Compensation Committee will also review the compensation of our President, and other officers and make recommendations in that regard to the board as a whole. The Compensation Committee shall be comprised of three or more directors who shall be appointed annually and subject to removal by the Board at any time. The Compensation Committee must have at least two members, and must consist solely of independent directors. Messrs. Barrage, Corvese, and Wright comprise the Compensation Committee and are all independent.

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

Science Committee. The Science Committee will meet regularly to review the strategic direction being taken by Management with respect to developing the Company’s scientific assets. A key function of the Science Committee is to ensure that the Company is targeting disease indications for its drug candidates that take full advantage of the drug candidates’ potential, within the constraints of the working capital available to the Company. This process is expected to continually necessitate difficult choices concerning how many disease targets to pursue. The Science Committee will be directly responsible for the appointment, compensation and oversight of the Company’s top scientific staff. The Science Committee will review and approve all major contractual agreements with contract research organizations. Each member of the Science Committee may or may not meet the independence requirements of The NASDAQ Stock Market, LLC and SEC regulations Drs. Buell (Committee Chairperson), and Armen comprise the Science Committee.

Clinical and Regulatory Committee: The Clinical and Regulatory committee will meet at least once per year to review progress of the clinical trial programs of the Company. The Clinical and Regulatory committee was created in July 2020 and Dr. Jennifer Buell was appointed as its chair. Each member of the Clinical and Regulatory Committee may or may not meet the independence requirements of The NASDAQ Stock Market, LLC and SEC regulations. Drs. Buell (Chair), and Armen, comprise the Clinical and Regulatory Committee.

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

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers and for fiscal years ended March 31, 2026 and 2025.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Garo H. Armen,	2026	$-	$-	$-	$144,912	$-	$-	$-	$144,912
Chairman	2025	$-	$-	$-	$144,912	$-	$-	$-	$144,912

William Nichols, Jr.	2026	$45,769	$-	$-	$-	$-	$-	$-	$45,769
President	2025	$-	$-	$-	$-	$-	$-	$-	$-

Alexander K. Arrow,	2026	$200,000	$-	$-	$43,474	$-	$-	$-	$243,474
Former Chief Financial Officer	2025	$165,385	$-	$-	$43,474	$-	$-	$-	$208,869

Andrew Slee,	2026	$-	$-	$-	$44,520	$-	$-	$-	$44,520
Chief Operating Officer	2025	$-	$-	$-	$44,607	$-	$-	$-	$44,607

Employment Arrangements with Officers and Directors

Garo H. Armen, PhD, Executive Chairman, we granted Dr. Armen a total of 512,500 options under the 2016 plan with an exercise price of $3.72. These options were issued between April 15, 2016 and March 25, 2024.

Bill Nichols, President, received 20,426 options under the 2016 plan with an exercise price of $0.56 per share issued on April 14, 2026.

Dr. Alexander Arrow, our Chief Financial Officer, receives base compensation of $200,000 per year for his part-time work for us. Dr Arrow’ salary was increase on December 2, 2024, increasing it from $150,000 to $200,000. Dr. Arrow received 14,912 options under the 2006 Plan and grants totaling 21,239 incentive options in the aggregate under the 2016 plan with an exercise price of $3.72 per share. The terms of Dr. Arrow’s option grants include full vesting acceleration upon a change of control. Dr. Arrow separated from the Company effective April 30, 2026.

Andrew Slee, PhD, Chief Operating Officer. In December 2020, we entered into a consulting agreement with Dr. Slee to act as our Chief Operating Officer. We granted Dr. Slee (i) 1,786 options on April 15, 2016, at an exercise price of $3.72 per option, (ii) 1,340 options on October 16, 2017, at an exercise price of $3.72 per option, (iii) 1,340 options on July 18, 2020, at an exercise price of $3.72 per option, (iv) 2,679 options on February 13, 2020, at an exercise price of $3.72 per option, (v) 893 options on February 25, 2021, at an exercise price of $3.72, (vi) 358 options on January 8, 2024, at an exercise price of $3.72. and (vii) 7,143 options on March 25, 2024, at an exercise price of $3.72.

Consulting Agreements

Dalia Barsyte PhD, Scientific Advisor. Our subsidiary, Protagenic Therapeutics Canada (2006) Inc., entered into a consulting agreement with Dr. Dalia Barsyte. Dr. Barsyte is responsible for overseeing i) design and development of ELISA assays for measuring TCAP, ii) evaluation of TCAP exposure biomarker assay, iii) development of pipeline peptides, iv) development of clinically compatible formulations for TCAP, as well as all of the bench research and development of formulation and extraction methods. Her consulting agreement is effective through December 2017. She is compensated at the rate of up to $3,000 (Canadian) per month, if she works at least 20 hours on behalf of the Company. As well, we have granted Dr. Barsyte 2,500 shares of our common stock and ten-year options to purchase 2,681 shares of our common stock. Options to purchase 6,250 shares of common stock, at an exercise price of $56.00 per share, have fully vested; the options to purchase the remaining 893 shares of common stock, at an exercise price of $56.00 per share, vested in March 2016. On October 16, 2017, we granted Dr. Barsyte another ten-year option to purchase 358 shares of our common stock at an exercise price of $3.72 per share. On February 13, 2020, we granted Dr. Barsyte ten-year option to purchase 179 shares of our common stock at an exercise price of $3.72 per share.

Robert B. Stein, PhD, MD, Director, Chief Medical Officer. We entered into a consulting agreement with Dr. Stein effective January 2015, and amended and restated this consulting agreement in December 2020 to appoint Dr. Stein as our Chief Medical Officer. Dr. Stein is responsible for providing us with technical and advisory services related to our research and development efforts. On January 23, 2015, we granted Dr. Stein ten-year options to purchase 3,572 shares of our common stock, at an exercise price of $3.72 per share (the “January Options”). The January Options are fully vested. We granted Dr. Stein (i) 715 options on April 15, 2016, at an exercise price of $3.72 per option, (ii) 3,572 options on October 16, 2017, at an exercise price of $3.72 per option, (iii) 2,679 options on February 13, 2020, at an exercise price of $3.72 per option, (iv) 893 options on February 25, 2021, at an exercise price of $3.72 per option, and (v) 5,358 options on March 25, 2024, at an exercise price of $3.72 per option.

Jennifer Buell, PhD, Clinical and Regulatory Development Advisor. We entered into a consulting agreement with Dr. Buell effective February 2021, providing for her to do three things: (1) advise the Company’s clinical and regulatory development plan to support the Company’s lead product candidate, PT00114, in support of an IND application to the U.S. Food and Drug Administration and demonstration of safety and clinical activity in early phase clinical trials, (2) develop a panel of experts to prepare a clinical development plan and operational plan that would enable the evaluation of safety and clinical activity of the companies lead therapeutic, PT00114, and (3) determine the fastest development pathway of PT00114 in four key indications as defined by the Company Management. We granted Dr. Buell 3,572non-statutory stock options (“NSOs”) on February 25, 2021 at an exercise price of $3.72 per share, 2,590 options on July 18, 2020 at an exercise price of $3.72 per share, and 5,358 options on March 25, 2024, at an exercise price of $3.72 per option.

Director Compensation

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

We entered into an amended and restated consulting agreement during fiscal year 2020 with Robert B. Stein, PhD, MD, under which we issued 9,823 options on February 13, 2020, at an exercise price of $3.72 per option. During fiscal year 2021 with Robert B. Stein, PhD, MD, under which we issued 893 options on February 20, 2021, at an exercise price of $3.72 per option. During fiscal year 2024 with Robert B. Stein, PhD, MD, under which we issued 5,358 options on March 25, 2024, at an exercise price of $3.72 per option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

Plan category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	134,397	$3.72	-

Equity compensation plans not approved by security holders	-	-	-

Total	134,397	$3.72	-

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

If, on the date of grant, the common stock is listed on a stock exchange or national market system, the fair market value will generally be the closing sale price on the date of grant. If the common stock is not traded on a stock exchange or national market system on the date of grant, the fair market value will generally be the mean between the bid and the asked price for the common stock at the close of trading in the over-the-counter market for the trading day on which common stock was traded immediately preceding the applicable date. If no such prices are available, the fair market value shall be determined in good faith by the Administrator.

No option intended to qualify as an ISO may be exercisable for more than ten years from the date of grant (five years in the case of an incentive stock option granted to a ten-percent stockholder). Options granted under the 2006 Plan will be exercisable at such time or times as the Administrator prescribes at the time of grant. No employee may receive incentive stock options that first become exercisable in any calendar year in an amount exceeding $100,000.Generally, the exercise price of an option may be paid (a) in cash or by certified bank check, (b) at the discretion of the Administrator, through delivery of shares of our common stock held for at least six months having a fair market value equal to the purchase price, (c) at the discretion of the Administrator, by delivery of the grantee’s personal note, for full, partial or no recourse, bearing interest payable not less than annually at market rate on the date of exercise and at no less than 100% of the applicable Federal rate, as defined in Section 1274(d) of the Code, with or without the pledge of such shares as collateral, or (d) at the discretion of the Administrator, in accordance with a cashless exercise program established with a securities brokerage firm, and approved by the Administrator, or (e) at the discretion of the Administrator, by any combination of the above methods.

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

Effect of Certain Corporate Transactions

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

Tax Withholding

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

Administration

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

Eligibility

Awards may be granted under the 2016 Plan to any person who is an employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary, or any person who is determined by the Compensation Committee to be a prospective employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary.

Shares Subject to the 2016 Plan

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

In addition, the 2016 Plan contains an “evergreen” provision allowing for an annual increase in the number of shares of our common stock available for issuance under the 2016 Plan on January 1 of each year during the period beginning January 1, 2017, and ending on (and including) January 1, 2026. The annual increase in the number of shares shall be equal to (i) five point five percent (5.5%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or (ii) with respect to shares of common stock which may be issued under the 2016 Plan other than in respect to Incentive Stock Options, the difference between (x) eighteen percent (18%) of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, and (y) the total number of shares of common stock reserved under the 2016 Plan on December 31st of such preceding calendar year (including shares subject to outstanding awards, issued pursuant to awards or available for future awards) if such amount is greater than the amount determined in (i) immediately above; provided, however, that our Board may act prior to the first day of any calendar year to provide that there shall be no increase such calendar year, or that the increase shall be a lesser number of shares of common stock than would otherwise occur. On January 1, 2017, 2019, and 2020, each year 10,079 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. On January 1, 2021, 10,176 shares of common stock were added to the 2016 Plan pursuant to this evergreen provision. On January 1, 2022, 13,162 additional shares of common stock are available for issuance under the 2016 Plan as a result of operation of the evergreen provision: (a) 10,077 shares resulting from operation of the evergreen provision in 2019, which were never previously registered and (b) 3,086 shares resulting from operation of the evergreen provision in 2022. On January 1, 2023, 13,186 additional shares of common stock are available for issuance under the 2016 Plan as a result of operation of the evergreen provision resulting from operation of the evergreen provision in 2022. On January 1, 2024, 14,061 additional shares of common stock are available for issuance under the 2016 Plan as a result of operation of the evergreen provision resulting from operation of the evergreen provision in 2022. On January 1, 2025, 14,835 additional shares of common stock are available for issuance under the 2016 Plan as a result of operation of the evergreen provision resulting from operation of the evergreen provision in 2022. On January 1, 2026, 15,651 additional shares of common stock are available for issuance under the 2016 Plan as a result of operation of the evergreen provision resulting from operation of the evergreen provision in 2022.

Terms and Conditions of Options

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

No option may be exercisable for more than ten years from the date of grant (five years in the case of an incentive stock option granted to a ten-percent stockholder). Options granted under the 2016 Plan will be exercisable at such time or times as the Compensation Committee prescribes at the time of grant. No employee may receive incentive stock options that first become exercisable in any calendar year in an amount exceeding $100,000. The Compensation Committee may, in its discretion, permit a holder of a non-qualified stock option to exercise the option before it has otherwise become exercisable, in which case the shares of our common stock issued to the recipient will continue to be subject to the vesting requirements that applied to the option before exercise.

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

Stock Appreciation Rights

The Compensation Committee may grant stock appreciation rights independent of or in connection with an option. The Compensation Committee will determine the terms applicable to stock appreciation rights. The base price of a stock appreciation right will be determined by the Compensation Committee but will not be less than 100% of the fair market value of a share of our common stock with respect to the date of grant of such stock appreciation right. The maximum term of any SAR granted under the 2016 Plan is ten years from the date of grant. Generally, each SAR stock appreciation right will entitle a participant upon exercise to an amount equal to:

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

Restricted Stock and Stock Units

The Compensation Committee may award restricted common stock and/or stock units under the 2016 Plan. Restricted stock awards consist of shares of stock that are transferred to a participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. Stock units confer the right to receive shares of our common stock, cash, or a combination of shares and cash, at a future date upon or following the attainment of certain conditions specified by the Compensation Committee. The Compensation Committee will determine the restrictions and conditions applicable to each award of restricted stock or stock units, which may include performance-based conditions. Dividends with respect to restricted stock may be paid to the holder of the shares if and when dividends are paid to stockholders or at the times of vesting or other payment of the restricted stock award. Stock unit awards may be granted with dividend equivalent rights, which may be accumulated and may be deemed reinvested in additional stock units, as determined by the Compensation Committee in its discretion. If any dividend equivalents are paid while a stock unit award is subject to restrictions, the dividend equivalents shall be subject to the same restrictions on transferability as the underlying stock units, unless otherwise set forth in an award agreement. Unless the Compensation Committee determines otherwise, holders of restricted stock will have the right to vote the shares.

Performance Shares and Performance Units

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

Incentive Bonus Awards

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

Other Stock-Based and Cash-Based Awards

The Compensation Committee may award other types of equity-based or cash-based awards under the 2016 Plan, including the grant or offer for sale of unrestricted shares of our common stock and payment in cash or otherwise of amounts based on the value of shares of common stock.

Section 162(m) Compliance

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

Effect of Certain Corporate Transactions

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

Amendment, Termination

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

Tax Withholding

The Company has the power and right to deduct or withhold, or require a participant to remit to the Company, the minimum statutory amount to satisfy federal, state, and local taxes, domestic or foreign, required by law or regulations to be withheld.

Recoupment Policy

Awards granted under the 2016 Plan will be subject to any provisions of applicable law providing for the recoupment or claw back of incentive compensation, such as provisions imposed pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act; the terms of any Company recoupment, claw back or similar policy in effect at the time of grant of the award; and any recoupment, claw back or similar provisions that may be included in the applicable award agreement.

Federal Income Tax Consequences

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

Option Grants and Stock Awards

As of March 31, 2026, we had outstanding stock options to purchase 134,397 shares at an average exercise price of approximately $3.72 per share. During the year ended March 31, 2026, no stock options were issued to our executive officers.

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

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the equity awards made to our named executive officers that were outstanding at March 31, 2026.

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Garo H. Armen (1)	8,929	-	$3.72	April 15, 2026

Garo H. Armen (2)	4,465	-	$3.72	October 16, 2027

Garo H. Armen (3)	5,358	-	$3.72	February 13, 2030

Garo H. Armen (4)	11,905	5,953	$3.72	March 25, 2034

Andrew Slee (5)	1,786	-	$3.72	April 15, 2026

Andrew Slee (6)	1,340	-	$3.72	October 16, 2027

Andrew Slee (7)	2,679	-	$3.72	February 13, 2030

Andrew Slee (8)	1,340	-	$3.72	July 18, 2030

Andrew Slee (9)	893	-	$3.72	February 25, 2031

Andrew Slee (10)	201	157	$3.72	January 8, 2034

Andrew Slee (11)	3,571	3,572	$3.72	March 25, 2034

Robert B. Stein (12)	3,572	-	$3.72	January 22, 2030

Robert B. Stein (13)	715	-	$3.72	April 15, 2026

Robert B. Stein (14)	3,572	-	$3.72	October 16, 2027

Robert B. Stein (15)	2,679	-	$3.72	February 13, 2030

Robert B. Stein (16)	893	-	$3.72	February 25, 2031

Robert B. Stein (17)	2,679	2,679	$3.72	March 25, 2034

(1)	Dr. Armen was granted a 8,929 share option grant on April 15, 2016

(2)	Dr. Armen was granted a 4,465 share option grant on October 16, 2017.

(3)	Dr. Armen was granted a 5,358 share option grant on February 13, 2020.

(4)	Dr. Armen was granted a 17,858 share option grant on March 25, 2024.

(5)	Dr. Slee was granted a 1,786 shares option grant on April 15, 2016.

(6)	Dr. Slee was granted a 1,340 shares option grant on October 16, 2017.

(7)	Dr. Slee was granted a 2,679 shares option grant on February 13, 2020.

(8)	Dr. Slee was granted a 1,340 shares option grant on July 18, 2020.

(9)	Dr. Slee was granted a 893 shares option grant on February 25, 2021.

(10)	Dr. Slee was granted a 358 shares option grant on January 8, 2024.

(11)	Dr. Slee was granted a 7,143 shares option grant on March 25, 2024.

(12)	Dr. Stein was granted a 3,572 shares option grant on January 22, 2015.

(13)	Dr. Stein was granted a 715 shares option grant on April 15, 2016.

(14)	Dr. Stein was granted a 3,572 shares option grant on October 16, 2017.

(15)	Dr. Stein was granted a 2,679 shares option grant on February 13, 2020.

(16)	Dr. Stein was granted a 893 shares option grant on February 25, 2021.

(17)	Dr. Stein was granted a 5,358 shares option grant on March 25, 2024.

For Drs. Armen and Arrow, following a qualified Change of Control, a resignation for Good Reason, or an involuntary termination other than For Cause, 100% of the executives’ then-unvested options shall become immediately vested.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 31, 2026, unless otherwise indicated, by (1) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) each director of the Company, (3) the Company’s current executive officers, and (4) all current directors and executive officers of the Company as a group. The persons and entities named in the table have sole voting and investment power with respect to all such shares owned by them, unless otherwise indicated.

Name and address of Beneficial Owner*	Amount and Nature of Beneficial Ownership		Percent of Class

Garo H. Armen(1)	70,407	(2)	4%

Brian J. Corvese(1)	6,965	(3)	-%

Jennifer S. Buell(1)	10,032	(4)	1%

Timothy Wright	1,518	[5]	-

All directors and executive officers as a group (4 persons)	132,798	(6)	7%

* Address for each party listed in the above table is c/o Protagenic Therapeutics, Inc., 149 Fifth Avenue, Suite 500, New York, NY 10010.

(1)	Executive officer and/or director.

(2)	Includes 38,758 shares of common stock. Also includes options to purchase 31,649 shares of common stock at an exercise price of $3.72 per share. Does not include options to purchase 4,961 shares that are not exercisable within 60 days of the date of this report.

(3)	Includes options to purchase 6,965 shares of common stock at an exercise price of $3.72 per share.

(4)	Includes options to purchase 10,032 shares of common stock at an exercise price of $3.72 per share. Does not include options to purchase 1,488 shares of common stock that are not exercisable within 60 days of the date of this report.

(5)	Includes options to purchase 1,518 shares of common stock at an exercise price of $3.72 per share.

(6)	Includes options to purchase 132,798 shares of common stock.

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

2019-2020 Convertible Note Offering

Garo H. Armen and Khalil Barrage each invested $200,000 in the Convertible Note Offering on the same terms as all other Investors. These options were converted as of December 31, 2023.

Zack Armen

During the latter part of 2018 and the first quarter of 2019, Zack Armen, the son of our Executive Chairman, Garo H. Armen, Ph.D., assisted us in the development of slide deck presentations and summaries, video editing, and forecasting and market size projections that were incorporated into presentations to investors and others. We have included these presentations in various Current Reports on Form 8-K which we filed with the Securities and Exchange Commission. On June 17, 2019, the Compensation and Audit Committees of the Board authorized the issuance to Mr. Zack Armen of 447 stock options under the 2016 Plan in consideration for his services. These options vested in their entirety on issuance, have a ten-year term and are exercisable at a price of $3.72 per share. On February 21, 2020 Mr. Zack Armen was also issued an additional 893 stock options that vest over 48 months and are exercisable at a price of $3.72 per share. On July 18, 2020 Mr. Zack Armen was also issued an additional 536 stock options that vest over 48 months and are exercisable at a price of $3.72 per share. On February 25, 2021, 2020 Mr. Zack Armen was also issued an additional 893 stock options that vest over 48 months and are exercisable at a price of $3.72 per share. On March 25, 2024 Mr. Zack Armen was also issued an additional 715 stock options that vest over 48 months and are exercisable at a price of $3.72per share.

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

We believe that Messrs., Corvese and Wright, and Dr. Buell are each an “independent” director as that term is defined by the OTC-QB Marketplace Rules and SEC Regulations. In addition, the Board also designated Brian Corvese as an “audit committee financial expert,” as that term is defined by the OTC-QB Listing Rules and SEC regulations.

With regard to Mr. Wright’s independent status, the Board considered the fact that he is a current CEO of a publicly-traded biopharmaceutical company (MiMedX Group, Inc.) and that he is as a Partner at an investment firm (Signal Hill Advisors, LLC). He also serves on the Board of Directors of Agenus, Inc., a publicly traded company for which Dr. Armen is the Chaiman and CEO.

With regard to Mr. Corvese’s independent status, the Board considered the fact that he has no business relationship with the Company.

With regard to Dr. Buell’s independent status, the Board considered the fact that she has no business relationship with the Company except her consulting role assisting with clinical trial design and that she reports to Dr. Armen in the course of her primary roles, as president of Agenus, Inc and MiNK Therapeutics, Inc, and is therefore not considered “independent”. Dr. Armen, a member of the Science and Clinical & Regulatory Committees, serves as our Executive Chairman, and is therefore not considered “independent.”

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees for services provided and reasonably expected to be billed by GreenGrowth CPAs Inc.. The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2026 and 2025.

	Fiscal Year 2026	Fiscal Year 2025
Audit fees	$88,000	$-
Audit-related fees	-	-
Tax Fees	-	-
All other fees	-	-

Total	$88,000	$-

Audit Fees: For the fiscal years ended March 31, 2026 and 2025, the aggregate audit fees billed by our independent auditors were for professional services rendered for audits and quarterly reviews of our consolidated financial statements, and assistance with reviews of registration statements and documents filed with the SEC.

Audit-Related Fees: Audit-related fees are for assurance and other activities not explicitly related to the audit of our financial statements.

Tax Fees: For the fiscal years ended March 31, 2026 and 2025, there were no tax fees, respectively.

All Other Fees: For the fiscal years ended March 31, 2026 and 2025, there were no other fees, respectively

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

The Audit Committee has considered whether the provision of Audit-Related Fees, Tax Fees, and all other fees as described above is compatible with maintaining GreenGrowth CPAs Inc.’s independence and has determined that such services for fiscal years 2026 and 2025, respectively, were compatible. All such services were approved by the Audit Committee pursuant to Rule 2-01 of Regulation S-X under the Exchange Act to the extent that rule was applicable.

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

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016).

3.2	Certificate of Designations, Powers, Preferences and Other Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series B Convertible Preferred Stock of Atrinsic, Inc. (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2016.)

3.3	Second Amended and Restated Bylaws Protagenic Therapeutics, Inc., (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 1, 2018).

4.1	Description of Securities (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024)

4.2	Form of Warrant of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.1	Employment Agreement, effective January 1, 2014 between Protagenic Therapeutics Canada (2006) Inc. and Dr. Robert Ziroyan (Incorporated by reference to Exhibit 10.12 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.2	Consulting Agreement, effective December 18, 2020, between Protagenic Therapeutics Inc. and Dr. Andrew Slee. (Incorporated by reference to Exhibit 10.2 to Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.)* **

10.3	Consulting Agreement, as amended, between Protagenic Therapeutics Canada (2006) Inc. and Dr. Dalia Barsyte (Incorporated by reference to Exhibit 10.13 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.4	Amended and Restated Consulting Agreement, effective December 18, 2020, between Protagenic Therapeutics Inc. and Dr. Robert B. Stein. (Incorporated by reference to Exhibit 10.4 to Company’s Annual Report on Form 10-K, as filed with the SEC on March 25, 2021.)* **

10.5	Protagenic Therapeutics, Inc. 2006 Employee, Director and Consultant Stock Plan (Incorporated by reference to Exhibit 10.16 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)**

10.6	Form of Nonqualified Stock Option Award Agreement under the 2006 Employee, Director and Consultant Stock Plan. (Incorporated by reference to Exhibit 10.17 to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.) **

10.7(i)	Technology License Agreement, effective July 21, 2005, between The University of Toronto Innovations Foundation and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.7(ii)	First Amendment to Technology License Agreement, effective February 18, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.19(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8(i)	Sponsored Research Agreement, effective April 1, 2014, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(i) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.8(ii)	Amendment to the Sponsored Research Agreement, effective April 1, 2015, between the Governing Council of the University of Toronto and Protagenic Therapeutics Canada (2006), Inc., Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 10.20(ii) to Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2016.)

10.9	Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.)**

10.10	Form of Incentive Stock Option Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.11	Form of Nonqualified Stock Option Grant Agreement under the Protagenic Therapeutics, Inc. 2016 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, as filed with the SEC on June 20, 2016.) **

10.12	Form of Convertible Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

10.13	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

10.14	Form of Guaranty (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 21, 2019)

14.1	Protagenic Therapeutics, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

14.2	Protagenic Therapeutics, Inc. Guideline on Significant Corporate Governance Issues (incorporated by reference to Exhibit 14.2 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

14.3	Protagenic Therapeutics, Inc. Process for Security Holder Communications with Directors (incorporated by reference to Exhibit 14.3 to the Current Report on Form 10-K, as filed with the SEC on April 18, 2017).

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024)

23.1	Consent of Green Growth CPAs, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b)

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

97	Protagenic Therapeutics, Inc. Policy on Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024)

99.1	Audit Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017 (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024).

99.2	Compensation Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017 (Incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024).

99.3	Governance and Nominating Committee Charter adopted by Board of Directors of Protagenic Therapeutics, Inc. on March 7, 2017 (Incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2024).

99.4	Science Committee Charter adopted by the Board of Directors of Protagenic Therapeutics, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as filed with the SEC on April 29, 2020)

[100.1]	[XBRL-related documents]

[101.1]	[Interactive Data Files]

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Designates management contracts and compensation plans
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTAGENIC THERAPEUTICS, INC.

Date:	August 14, 2026	By:	/s/ Garo H. Armen
Garo H. Armen
Chairman (Principal Executive Officer and Duly Authorized Officer)

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

MARCH 31, 2026 AND 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Protagenic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Protagenic Therapeutics, Inc. and subsidiaries (the Company) as of March 31, 2026, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statement of Stockholders’ Equity, and Consolidated Statement of Cash Flows for the year then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We have identified the following critical audit matters:

I)Valuation of Acquired In-Process Research and Development in the Reverse Merger with Protagenic Therapeutics, Inc.

As described in Note 4 to the consolidated financial statements, on May 15, 2025, Phytanix Biotherapeutics, Inc. completed a reverse merger with Protagenic Therapeutics, Inc., in which Protagenic Therapeutics, Inc. was the legal acquirer and Phytanix Inc. was determined to be the accounting acquirer in accordance with ASC 805-40, Business Combinations — Reverse Acquisitions. Accordingly, the transaction was accounted for as a reverse acquisition, whereby the net assets of Protagenic Therapeutics, Inc. were recognized at their estimated fair value, with total consideration transferred, as determined for accounting purposes, of $2,342,259. As part of the purchase price allocation, the Company recognized identifiable intangible assets acquired from Protagenic Therapeutics, Inc., consisting primarily of in-process research and development (“IPR&D”) and assembled workforce, totaling $2,093,228, with no goodwill recognized, as the excess of the consideration transferred over the fair value of net identifiable assets acquired was fully allocated to the identified intangible assets.

Management engaged a third-party valuation specialist to assist in estimating the fair value of the acquired IPR&D using the multi-period excess earnings method (residual method), which required management to make significant estimates and assumptions, including projected revenue by development stage, probability of success (POS) and phase transition rates, projected operating expenses and margins, contributory asset charges, the discount rate applied to the IPR&D cash flows, the applicable tax rate, and terminal/residual value assumptions. These estimates are inherently subjective, involve a high degree of management judgment, and are based on assumptions about future clinical, regulatory, and commercial outcomes that have not yet occurred.

We identified the valuation of acquired IPR&D in the reverse merger with Protagenic Therapeutics, Inc. as a critical audit matter. Auditing management’s estimates of fair value for the acquired IPR&D involved especially subjective auditor judgment due to the significant judgment applied by management and its specialist in developing the underlying assumptions, including the probability of technical and regulatory success, projected revenue by development stage, the discount rate applied to the projected cash flows, and the contributory asset charges. In addition, specialized skills and knowledge were required to evaluate the valuation methodology and related assumptions used by management, as well as management’s determination of the accounting acquirer under ASC 805-40.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of acquired IPR&D in the reverse merger with Protagenic Therapeutics, Inc. included the following, among others:

●	We evaluated management’s determination of the accounting acquirer under ASC 805-40, including consideration of the relative voting rights, composition of the governing body, and senior management of the combined company following the transaction.

●	We engaged our own valuation specialists to assist in evaluating the reasonableness of the valuation methodology applied by management’s specialist and to perform an independent calculation of the fair value of the acquired IPR&D.

●	We obtained the underlying valuation model, prepared by management’s specialist and independently recalculated the present value of the probability-weighted cash flows used to estimate the fair value of the acquired IPR&D.

●	We agreed the historical financial inputs used in the valuation model to Protagenic Therapeutics, Inc.’s audited financial statements.

●	We obtained management’s long-range forecast that was provided to its valuation specialist, compared it to the projections used in the valuation model, and evaluated any differences identified.

●	For each major development stage probability of success assumption, we obtained management’s supporting documentation, and compared the assumptions to independent, published industry sources for the relevant therapeutic area.

●	We tested the contributory asset charge calculation, including evaluating whether the required rates of return used were consistent with the weighted average cost of capital build-up applied in the valuation.

●	We performed independent sensitivity analyses over the significant assumptions, including varying the probability of success rates by +/-15%, the discount rate by +/-5%, and peak revenue by +/-25%, to evaluate the impact of changes in these assumptions on the indicated fair value.

●	We evaluated whether the tax amortization benefit was appropriately calculated and included in the fair value estimate.

●	We evaluated management’s use of the residual method (multi-period excess earnings method) as the basis for its fair value estimate and considered whether a higher-of cost or income approach cross-check would be a more appropriate indication of value.

●	We evaluated and documented our conclusion as to whether the final allocated fair value were reasonable and fell within an acceptable range of estimation uncertainty, based on the results of the procedures performed above.

II)Accounting for the Deconsolidation of Phytanix Therapeutics, Inc. and subsidiaries and the related gain on disposal

As described in Note 4 to the consolidated financial statements, on February 17, 2026 (the “Unwind Date”), the Company entered into a Settlement Agreement, Unwind, Termination and Share Exchange Agreement (the “Unwind Agreement”) with Phytanix Therapeutics, Inc. (“Phytanix”) and its former owners, pursuant to which the parties agreed to unwind the reverse acquisition transaction previously consummated in May 2025. As a result of the Unwind Agreement, the Company lost control of Phytanix and its subsidiaries and deconsolidated their assets and liabilities at historical carrying values as of the Unwind Date. Total consideration of $268,808 was measured as cash paid by the Company of $310,000, net of the fair value of 117,690 shares of common stock returned to the Company of $41,192, based on the closing market price of the Company’s common stock on the Unwind Date. Shares of Series C, Series C-1, and Series D preferred stock and common stock warrants returned to the Company as part of the exchange were each ascribed a fair value of zero, based on management’s determination that the shareholder approval required for conversion or exercise of these instruments had not been obtained, the parties had elected not to pursue such approval further, and, absent conversion or exercise, these instruments carry no liquidation preference, dividend rights, redemption rights, or other economic preferences. The common shares received were recorded as treasury stock at fair value pending retirement. The Company recognized a gain on disposal of subsidiary of $7,310,719, calculated as net liabilities deconsolidated of $7,579,527 less total consideration of $268,808.

Because Phytanix was determined to be the accounting acquirer in the original reverse acquisition, the Company’s historical consolidated financial statements continue to represent a continuation of Phytanix’s financial statements in accordance with ASC 805-40-45-1 and 45-2. Accordingly, the intangible assets (IPR&D and assembled workforce) recognized in connection with the original reverse acquisition, which relate to Protagenic Inc. (the legal acquirer/accounting acquiree in that transaction), were not affected by the deconsolidation of Phytanix and remain recorded in the Company’s consolidated financial statements. Management determined that the deconsolidation is accounted for prospectively under ASC 810-10-40-4 and 40-5 and does not qualify as a discontinued operation under ASC 205-20; accordingly, no retrospective revision or re-presentation of previously issued comparative periods was required.

We identified the accounting for the deconsolidation of Phytanix and the related gain on disposal as a critical audit matter. This matter involved especially subjective auditor judgment due to (i) the significant judgment required by management to interpret the legal terms of the Unwind Agreement and their appropriate accounting treatment, including management’s determination that the Company lost control of Phytanix, that the transaction should be accounted for prospectively rather than as a discontinued operation, and that no retrospective re-presentation of prior period financial statements was required, and (ii) the significant judgment involved in determining the fair value of the consideration exchanged, including management’s conclusion that the preferred stock and warrant components had no residual economic value as a result of the extinguishment of the related conversion and exercise contingencies. Auditing these determinations required especially subjective auditor judgment and specialized knowledge of complex GAAP guidance related to deconsolidation, loss of control, and fair value measurement of equity instruments with contingent features.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the deconsolidation of Phytanix and the related gain on disposal included the following, among others:

●	We read and evaluated the Settlement Agreement and the Unwind, Termination and Share Exchange Agreement in its entirety to obtain an understanding of the legal and contractual terms of the transaction.

●	We obtained and evaluated management’s accounting memorandum analyzing the transaction, including management’s conclusions regarding loss of control under ASC 810-10-40, the determination that the transaction did not qualify as a discontinued operation under ASC 205-20, and the basis for prospective, rather than retrospective, accounting treatment.

●	We agreed the carrying values of the assets and liabilities of Phytanix deconsolidated as of the Unwind Date to the Company’s underlying accounting records.

●	We agreed the cash paid by the Company as part of the settlement to bank statements and other supporting documentation.

●	We tested the fair value of the common stock component of the consideration by agreeing the number of shares returned and the closing market price on the Unwind Date to independent, third-party market data.

●	We evaluated management’s determination that the Series C, Series C-1, and Series D preferred stock and the common stock warrants had a fair value of zero, including evaluating the terms of these instruments to corroborate management’s conclusion that the shareholder approval contingency required for conversion or exercise had been extinguished as of the Unwind Date, and that, absent conversion or exercise, these instruments carried no liquidation, dividend, redemption, or other economic preferences.

●	We independently recalculated the gain on disposal of subsidiary, including the components of total consideration and net assets/liabilities deconsolidated, and compared our calculation to management’s recorded amount.

●	We evaluated the appropriateness of recording the common shares returned to the Company as treasury stock at fair value.

●	We evaluated management’s conclusion that the intangible assets (IPR&D and assembled workforce) recognized in the original reverse acquisition, which relate to Protagenic Inc. as the accounting acquiree in that transaction, were not affected by, and appropriately remained recorded following, the deconsolidation of Phytanix.

●	We performed audit procedures over the completeness and accuracy of the disclosures related to the deconsolidation included in Note 4 to the consolidated financial statements.

August 14, 2026

We have served as the Company’s auditor since 2025.

Los Angeles, California

PCAOB ID Number 6580

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Protagenic Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Phytanix Bio, Inc. and subsidiaries (the Company) as of March 31, 2025 and the related Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statement of Stockholders’ Deficit, and Consolidated Statement of Cash Flows for the year in the period ended in March 31, 2025, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and the results of its operations and its cash flows for the year in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

August 27, 2025

We have served as the Company’s auditor since 2025.

Los Angeles, California

PCAOB ID Number 6580

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	March 31, 2025

ASSETS
Current assets:
Cash in bank	$1,509,178	$14,531
Prepaid expenses	33,408	-
VAT receivable	-	73,524
Inventories	-	1,038

Total current assets	1,542,586	89,093

Long-term assets:
Fixed assets, net	14,556	-
Intangible assets, net	2,093,228	-

Total long-term assets	2,107,784	-

Total Assets	$3,650,370	$89,093

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Notes payable, net	$-	$1,669,921
Accounts payable	949,517	961,117
Accrued liabilities	81,962	249,063
Derivative liabilities	-	1,382,750
Loans payable, related parties	-	779,201

Total current liabilities	1,031,479	5,042,052

Total liabilities	1,031,479	5,042,052

Commitments and Contingencies - NOTE 13

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.000001 par value, 2,000,000 shares authorized none issued and outstanding	-	-
Series A Convertible Preferred stock, $0.000001 par value. 100,000 shares authorized 0 and 17,000 shares issued and outstanding	-	-
Series B Convertible Preferred stock, $0.000001 par value. 18,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.000001 par value. 15,000 shares authorized 0 and 0 issued and outstanding	-	-
Series C-1 Convertible Preferred stock, $0.000001 par value. 1,000,000 shares authorized 0 and 0 issued and outstanding	-	-
Series D Convertible Preferred stock, $0.000001 par value 20,000 shares authorized 0 and 0 issued and outstanding	-	-
Common stock, $0.0001 par value, respectively; 100,000,000 authorized; 1,810,208 and 5,800,000 shares issued outstanding	182	-
Additional paid in capital	6,991,452	455,657
Accumulated deficit	(4,029,629)	(5,397,606)
Foreign currency translation adjustment	(343,114)	(11,010)
Total stockholders’ equity (deficit)	2,618,891	(4,952,959)

Total liabilities and stockholders’ equity (deficit)	$3,650,370	$89,093

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	March 31, 2026	March 31, 2025

OPERATING EXPENSES:
Accounting and audit fees	272,579	132,600
Research and Development	901,896	376,740
Legal Fees	874,395	183,097
Consulting Fees	939,210	667,584
Salaries and wages	764,648	132,775
Bad debt expense	-	1,023,235
General and administrative - other	332,393	77,530
Stock compensation	418,589	-
TOTAL OPERATING EXPENSES	4,503,710	2,593,561

LOSS FROM OPERATIONS	(4,503,710)	(2,593,561)

OTHER INCOME (EXPENSES):
Interest expenses	(1,495,007)	(1,039,353)
Derivative expense	(343,399)	-
Change in fair value of derivative liabilities	1,507,869	-
Foreign currency exchange differences	9,283	41,056
Gain/loss on disposal of subsidiary	7,310,719	-
Gain/loss on extinguishment of debt	(1,117,778)	-
TOTAL OTHER INCOME (EXPENSE)	5,871,687	(998,297)

INCOME (LOSS) BEFORE INCOME TAXES	1,367,977	(3,591,858)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$1,367,977	$(3,591,858)

NET INCOME (LOSS) PER SHARE:
Basic and diluted	$0.59	$(0.67)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	2,328,997	5,372,474

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$1,367,977	$(3,591,858)

Other comprehensive gain (loss):
Unrealized foreign currency translation loss	(202,089)	(27,451)
Shares issued in connection with Phytanix Bio purchase	(130,015)
Comprehensive income (loss)	$1,035,873	$(3,619,309)

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the Year Ended March 31, 2026 and 2025

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances March 31, 2024	-	$-	-	$-	-	$-	-	$-	-	$-	5,000,000	$-	$141	$16,441	$(1,805,748)	$(1,789,166)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-	-	-	-	(27,451)	-	(27,451)
Forgiveness of related party payables	-	-	-	-	-	-	-	-	-	-	-	-	410,756	-	-	410,756
Cash received for founders’ shares	-	-	-	-	-	-	-	-	-	-	-	-	200	-	-	200
Shares issued in connection with exchange agreement	17,000	-	-	-	-	-	-	-	-	-	800,000	-	44,560	-	-	44,560
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,591,858)	(3,591,858)
Balances, March 31, 2025	17,000	$-	-	$-	-	$-	-	$-	-	$-	5,800,000	$-	$455,657	$(11,010)	$(5,397,606)	$(4,952,959)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances March 31, 2025	17,000	$-	-	$-	-	$-	-	$-	-	$-	5,800,000	$-	$455,657	$(11,010)	$(5,397,606)	$(4,952,959)
Change in foreign currency	-	-	-	-	-	-	-	-	-	-	-	-	-	(202,089)	-	(202,089)
Issuance of Series A Convertible Preferred Stock to officers	2,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Adjustment of shares in reverse merger	(19,000)	-	-	-	-	-	-	-	-	-	(5,262,451)	54	(54)	-	-	-
Shares issued in connection with Phytanix Bio purchase	-	-	-	-	5,705	-	950,000	1	20,000	-	117,690	12	1,813,361	(130,015)	-	1,683,358
Shares issued for cash	-	-	-	-	-	-	-	-	-	-	51,203	5	395,469	-	-	395,474
Shares issued for warrant exercises	-	-	-	-	-	-	-	-	-	-	1,161,042	117	3,949,615	-	-	3,949,732
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-		418,589	-	-	418,589
Rounding from reverse split	-	-	-	-	-	-	-	-	-	-	60,414	6	(6)	-	-	-
Shares returned in connection unwinding of Phytanix Bio purchase	-	-	-	-	(5,705)	-	(950,000)	(1)	(20,000)	-	(117,690)	(12)	(41,179)	-	-	(41,191)
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,367,977	1,367,977
Balances, March 31, 2026	-	$-	-	$-	-	$-	-	$-	-	$-	1,810,208	$182	$6,991,452	$(343,114)	$(4,029,629)	$2,618,891

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	March 31, 2026	March 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,367,977	$(3,591,858)
Adjustments to reconcile net income/loss to net cash flows used in operating activities:
Amortization of debt discount to interest expense	1,567,479	598,810
Stock based compensation	418,589	-
Warrants and stock issued for services	-	103,184
Bad debt expense	-	773,234
Derivative expense	343,399	-
Change in fair value of derivative liabilities	(1,507,869)	-
Depreciation expense	49,215	-
Gain/loss on disposal of subsidiary	(7,310,719)	-
Gain/loss on extinguishment of debt	1,117,778	-
Changes in operating assets and liabilities:
Inventories	(26)	(29)
Prepaid expenses	53,393	-
VAT receivable	37,661	(40,367)
Accounts payable	1,038,902	182,079
Accrued liabilities	17,421	206,039
Net cash used in operating activities	(2,806,800)	(1,768,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of Phytanix Bio	943,180	-
Cash spent on unwind of Phytanix Bio acquisition	(310,000)	-
Purchase of fixed assets	(3,297)	-
Net cash provided by investing activities	629,883	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in note payable for acquisition of Phytanix Bio	(533,898)	-
Net proceeds from notes payable	-	1,622,003
Proceeds from sale of common stock	395,474	200
Proceeds from exercise of warrants	3,949,730	-
Proceeds from related party loans	62,347	187,062
Net cash provided by financing activities	3,873,653	1,809,265

NET INCREASE IN CASH	1,696,736	40,357
Effect of exchange rate adjustments on cash	(202,089)	(27,451)
CASH, beginning of period	14,531	1,625
CASH, end of period	$1,509,178	$14,531

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING INFORMATION:
Bifurcation of warrants as derivative liabilities	$-	$1,324,126
Debt extinguishment - related party parent reflected as capital contribution	$-	$410,756
Net assets acquired of Phytanix Bio, net of cash paid	$1,399,079	$-
Shares issued for warrant exercises	$3,949,732	$-

See accompanying notes to the consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On February 17, 2026, the Company entered into an Unwind, Termination and Share Exchange Agreement (the “Unwind Agreement”) with Phytanix Bio, Alterola Biotech Inc., EMC2 Capital LLC, the Former Phytanix Stockholders, and Colin Stott, as Sellers’ Representative. The Company, Phytanix Bio, Alterola Biotech Inc., EMC2 Capital LLC, the Former Phytanix Stockholders and Sellers’ Representative. The closing of the unwind transactions occurred simultaneously with the execution of the Unwind Agreement on February 17, 2026.

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

Change in Fiscal Year End

As a result of the merger with Phytanix Bio, the Company changed its fiscal year end to March 31, to align with Phytanix Bio who was considered the accounting acquirer.

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

In connection with the Restructuring Plan, the Board terminated the employment of (i) Barrett Evans as Chief Executive Officer and President and (ii) Colin Stott as Chief Operating Officer, in each case effective immediately. Messrs. Evans and Stott remain members of the Company’s Board of Directors. Any severance or other compensatory agreements, if applicable, will be disclosed when determined. Workforce reductions also included the certain roles primarily associated with preclinical operations, regulatory affairs, and intellectual property functions.

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

On February 3, 2026, William (Bill) Nichols, Jr was appointed as the new President of the Company. On April 30, 2026, the Company’s former Chief Financial Officer, Alex Arow, departed the Company.

NOTE 2 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations and expects to continue to incur losses as it advances the development of its programs. As of March 31, 2026 and March 31, 2025, the Company had working capital of $511,107 and working capital deficit of $4,952,959, respectively. As of March 31, 2026, the Company had an accumulated deficit of $4,029,629.

During the year ended March 31, 2026, the Company raised approximately $4.3 million through warrant exercises and sales under its at-the-market facility. Management believes the Company has multiple potential avenues to raise additional capital, including the equity markets, and that its current cash position, together with its continued ability to manage the timing and level of operating expenditures, supports near-term operations while it pursues those alternatives.

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

While there can be no assurance that these efforts will result in additional capital or strategic transactions on acceptable terms, or at all, management believes that these initiatives represent potential avenues to strengthen the Company’s liquidity position. Based on its cash resources as of March 31, 2026, the Company does not have sufficient resources to fund its operations past twelve months from the date these consolidated financial statements are available to be issued. The Company expects that additional capital may be required during the next 12 months to continue executing its business plan and to meet its obligations as they become due. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

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

Principles of consolidation

The consolidated financial statements include the accounts of Protagenic Therapeutics, Inc., and its wholly owned Canadian subsidiary. All significant intercompany balances and transactions have been eliminated. Up until the date of the unwind of the merger, February 17, 2026, Phytanix Bio and its subsidiaries were also included in the consolidated financial statements, but have been deconsolidated after that date.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the consolidated financial statements include valuation of stock options and warrants, derivative liabilities, and assessment of deferred tax asset valuation allowance. Foreign currency exchange rates, fair value of the valuation of Protagenic Therapeutics, Inc. and the purchase price allocation.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of March 31, 2026, the Company has bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and 2025 the Company did not have any cash equivalents. As of March 31, 2026 and 2025, the Company had cash of $1,509,178 and $14,531, respectively.

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

The Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include, but are not limited to, the following:

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

The annual impairment test is performed during March of each fiscal year, or more frequently if there are indicators of potential impairment. The impairment review is conducted at the level of the reporting unit or cash-generating unit (“CGU”), which represents the lowest level at which goodwill is monitored for internal management purposes and is not larger than an operating segment.

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

For the period ended March 31, 2026, the Company did not recognize any impairment losses.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, and accrued liabilities.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

The Company used a Black-Scholes model for the warrants and conversion feature included in the convertible notes, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is remeasured at the end of each reporting period.

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

Research and development

We engage in a variety of research and development activities to develop our technologies and work toward the development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. Until that time, research and development expenses are charged to operations as incurred. As of March 31, 2026 and 2025, the research and development costs incurred by the company relate to the following:

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

	Potentially Outstanding Dilutive Common Shares
	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025
Conversion Feature Shares
Preferred Stock	-	17,000
Stock Options	134,397	-
Preferred Warrants	-	3,563
Warrants	3,243,549	715,493
Total potentially outstanding dilutive common shares	3,377,946	736,056

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09. ASU 2023-09 requires a company’s annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. Adoption is either with a prospective method or a fully retrospective method of transition. The Company has adopted Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) for the year ended March 31, 2026, and applied the new disclosure requirements.

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

The Company reverse merged with Phytanix Bio for an aggregate of (A) 117,690 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), which shares shall represent a number of shares equal to no more than 19.99% of the outstanding shares of Common Stock as of immediately before the Effective Time, (B) 5,705 shares of the Company’s Series C Convertible Preferred Stock, par value $0.000001 per share (the “Series C Preferred Stock”), and (C) 950,000 shares of the Company’s Series C-1 Convertible Preferred Stock, par value $0.000001 per share (the “Series C-1 Preferred Stock”, and together with the Series C Preferred Stock, the “Preferred Stock Payment Shares”). In addition, in exchange for all of the outstanding Preferred Shares of Phytanix Bio at the Effective Time, Protagenic Therapeutics, Inc. issued to the Preferred Stockholders, in accordance with their Preferred Pro Rata Portion, (A) an aggregate of 20,000 shares (the “Series D Payment Shares” of Series D Preferred Stock, par value $0.000001 per share of Protagenic Therapeutics, Inc. (the “Series D Preferred Stock”), and (b) common stock purchase warrants to purchase up to 715,493 shares of common stock. The issuance of the shares of Common Stock, Preferred Stock Payment Shares and Series D Payment Shares occurred on May 16, 2025. Each share of Preferred Stock Payment Shares is convertible into one of Common Stock, subject to certain conditions described in the Exchange Agreement. Each share of Series D Payment Shares is convertible into one of Common Stock, subject to certain conditions described in the Exchange Agreement. The combination is treated as a taxable exchange for U.S. federal income tax purposes.

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

This allocation is based on an independent valuation received by the Company. The value was derived based off the share price of Protagenic Therapeutics, Inc. at the time of the merger. The Company accounted for this transaction as a reverse merger. From May 15, 2025 through March 31, 2026, there are no indications of impairment of the long-lived assets.

Settlement regarding lawsuit against Phytanix

On February 17, 2026, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Alterola Biotech Inc., EMC2 Capital LLC, and the former stockholders of Phytanix Bio (collectively, the “Former Phytanix Stockholders”), in connection with the litigation styled Protagenic Therapeutics, Inc. v. Alterola Biotech Inc., et al., Case No. 2025-1238-KMM, pending in the Court of Chancery of the State of Delaware (the “Litigation”). The Settlement Agreement provides for, among other things, the dismissal of the Litigation and the execution of an agreement to terminate, and unwind the transactions contemplated by, the Share Exchange Agreement dated May 15, 2025 (the “SEA”). Pursuant to the SEA, the Company had previously reverse merged with Phytanix Bio, which transaction was disclosed in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 19, 2025 and August 28, 2025.

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

Pursuant to the Unwind Agreement:

●	The SEA was terminated.

●	The Parties agreed to unwind the transactions contemplated by the SEA.

●	The Former Phytanix Stockholders forfeited and returned to the Company all shares of the Company’s common stock and preferred stock that had been issued to them as closing consideration under the SEA.

●	PTIX transferred back to the Former Phytanix Stockholders 100% of the outstanding capital stock of Phytanix Bio.

●	Upon Closing, the Former Phytanix Stockholders re-acquired full ownership of Phytanix Bio, and the Company relinquished all ownership and related rights in Phytanix Bio.

●	Phytanix Bio will continue to own its pre-merger assets and retain its liabilities as reflected on its balance sheet as of the date of the Unwind Agreement.

●	PTIX agreed to pay Phytanix Bio $300,000 at Closing and an additional $10,000 following receipt of specified financial information, in accordance with the terms of the Unwind Agreement.

The Unwind Agreement also includes:

●	Mutual releases between the Company and the Former Phytanix Stockholders.

●	Termination of related agreements between the Parties.

●	Acknowledgement of resignations of Former Phytanix Stockholders and their affiliates from any positions with the Company.

●	Mutual releases between the Parties.

●	Indemnification provisions in favor of the Company relating to liabilities associated with the SEA and Phytanix Bio. Indemnification provisions in favor of Phytanix Bio for any third party claims relating to any action taken by, or on behalf of, Phytanix Bio outside the ordinary course of business during the period between the closing of the transactions under the SEA and the closing of the transactions under the Unwind Agreement that are not otherwise reflected on the balance sheet of Phytanix Bio as of the date of the Unwind Agreement.

Consideration Received Calculation

Amount
Cash	$310,000
Receipt of Company shares	(41,192)
Total Consideration (Fair Value)	$268,808

Net assets calculation

Amount
Total Assets of Phytanix	$62,103
Less: Total Liabilities of Phytanix	7,641,630
Net Liabilities Deconsolidated	$(7,579,527)

Gain/(loss) calculation

Amount
Total Consideration	$268,808
Less: Net Assets Deconsolidated	7,579,527
Gain on disposal of subsidiary	$(7,310,719)

During the year ended March 31, 2026, the Company recognized a $7,310,719 gain on the unwind of the Phytanix Bio merger.

NOTE 5 – FIXED ASSETS

The Company acquired equipment in connection with the Merger of Phytanix Bio. As of March 31, 2026 and 2025, the Company has the following fixed assets:

	March 31, 2026	March 31, 2025
Equipment	$156,585	$-
Accumulated depreciation	(142,029)	-
Net fixed assets	$14,556	$-

The Company recorded $49,215 and $0 in depreciation expense for the year ended March 31, 2026 and 2025, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company acquired in process research and development costs and assembled workforce costs in connection with the Merger of Phytanix Bio.

As of March 31, 2026 and March 31, 2025, the Company has the following intangible assets:

	March 31, 2026	March 31, 2025
In process research and development	$2,054,960	$-
Assembled workforce	38,268	-
Accumulated amortization	-	-
Net intangible assets	$2,093,228	$-

The intangible assets identified will commence amortization upon a Phase 3 clinical trial for the drugs acquired. As of March 31, 2026, none of the trials have entered Phase 3. The Company anticipates that Phase 3 will start around Q3 2027. The Company will include these assets in their annual impairment test.

NOTE 7 – ACCOUNTS PAYABLE

Accounts payable consisted of the following on March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Accounting and audit fees	$61,950	$95,750
Research and development	248,637	865,367
Legal	443,275	-
Compensation	-	-
General and administrative	195,655	-
Total accounts payable	$949,517	$961,117

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following on March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Research and development	$56,670	$-
General and administrative	25,292	249,063
Total accrued expenses	$81,962	$249,063

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

In 2024, the Company closed the Securities Purchase Agreements, pursuant to which the Company issued and sold to the Financing Investors (i) promissory notes in the principal amount of $3,193,650, (ii) three-year warrants to purchase up to 675,613 shares of the Company’s common stock at an initial exercise price of $11.00 per share, subject to adjustment; (iii) 1,127 Series A Preferred Warrants; and (iv) 2,436 Series B Preferred Warrants. The notes are non-interest bearing and have a maturity date of June 29, 2025. The Common and Preferred Series A and B Warrants were valued at $993,151, or $1.47 per common warrant, and $159.86 for the Series A preferred warrants and $61.91 for the Series B preferred warrants. As a result of this transaction, the Company recognized $798,412 in original issue discounts that are being amortized over the one-year life of the notes. As of March 31, 2026, all the original issuance discount has been amortized. All notes payable are reflected in current liabilities.

The convertible notes payable includes variable conversion prices. The Company evaluated these terms and determined that the warrants issued with the notes payable contained characteristics that required the Company to classify them as derivative liabilities. The Derivative Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Instruments. The estimated fair value of the Derivative Instruments has been calculated based on an independent valuation received that valued these warrants.

Upon completion of the Merger with Protagenic Therapeutics, Inc. Phytanix Bio recognized additional debt in the amount of $1,117,778 which was part of the note payable agreements regarding the Company being a public company. This amount is reflected in gain/loss on extinguishment of debt in the consolidated statement of operations for the year ended March 31, 2026.

Phytanix Bio recognized a derivative liability of $1,324,126 in the year ended March 31, 2025 related to the value of the warrants which have been bifurcated from the notes. Upon the completion of the Merger, and additional derivative liability of $343,399 was recorded to account for the valuation of the conversion option on the notes, which is recognized as derivative expense in the Consolidated Statement of Operations and Comprehensive Loss for the year ended March 31, 2026.

Phytanix Bio recognized a change in the fair value of the derivative liabilities related to the conversion option and warrants of $1,507,869 for the year ended March 31, 2026.

Phytanix Bio also in June 2024 issued 39,880 Common Stock Warrants as commissions valued at $58,624 which are also considered derivative liabilities.

The fair value of the warrants were based on an independent valuation of the warrants on the measurement date. The warrants are considered to be a level 2 fair value due to them using observable quoted prices in the fair value calculation.

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

The Company determined the derivative liabilities to be a Level 3 fair value measurement.

Activity related to the derivative liabilities for the period ended March 31, 2026 is as follows:

Beginning balance as of March 31, 2025	$1,382,750
Recognition of conversion option on the notes payable	343,399
Change in fair value of derivative liabilities	(1,507,869)
Disposal of derivative assets on unwind of Phyanix Bio merger	(218,280)
Ending balance as of March 31, 2026	$-

During the year ended March 31, 2026, all notes and derivative liabilities were returned to Phyatnix Bio as part of the unwind of the Phyatnix Bio merger.

NOTE 10 – RELATED PARTY TRANSACTIONS

Loans Payable – Related Parties

The Company leases office space from a company in which an officer has an ownership interest. The lease is believed to be at or below market rate and is on a month-to-month basis. The rent is $2,500 per month. An officer has provided office space as an arm’s length transaction with rental at commercial rates. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future. This deal has ceased with the unwind of the Phytanix Bio merger.

During the year ended March 31, 2026 and 2025, several related parties made advances to the Company to fund operating expenses in the amount of $62,347 and $187,062, respectively. These advances are non – interest bearing and have no specified terms of repayment. The Company has outstanding loans to several related parties throughout the year. As of March 31, 2026 and 2025, the Company owed related parties $0 and $779,201, respectively.

The Board of Directors resolved on July 31, 2025, to approve the forgiveness of an intercompany loan owed by ABTI Pharma Limited to the Company, in the amount of £317,480.40 GBP ($410,756 USD), effective as of March 31, 2025. The amount was written off.

Office Space

The Company is provided free office space consisting of a conference room by the Company Executive Chairman, Dr. Armen. The Company does not pay any rent for the use of this space. This space is used for quarterly board meetings and our annual shareholder meeting.

Agenus

During the year ended March 31, 2026, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company has not incurred any expenses nor has any amounts outstanding for the year ended March 31, 2026 and 2025.

Phytanix Bio Related Party

Upon the completion of the unwind of the reverse merger on February 17, 2026, the related party balances related Phytanix Bio and its subsidiaries was transferred back to Phytanix Bio.

NOTE 11 - STOCKHOLDERS’ DEFICIT

Common Stock

During the year ended March 31, 2026, the Company issued 117,690 common shares, 5,705 Series C Preferred shares, 950,000 Series C-1 Preferred shares and 20,000 Series D preferred shares in the merger with Phytanix Bio as discussed in Note 1. All of these shares were returned to the Company upon the completion of the unwind of the Phytanix Bio merger. In addition, the Company issued 51,203 shares of common stock for cash in the amount of $395,474 and 1,161,042 shares of common stock in the exercise of warrants totaling $3,949,732. The Company also incurred an adjustment of 60,414 shares of common stock due to the reverse split on May 5, 2025.

During the year ended March 31, 2025, Protagenic’s issued no shares of common stock or preferred stock. Phytanix Bio did issue 800,000 common shares and 17,000 preferred shares pursuant to an exchange agreement with Alterola valued at $44,560; received $200 in issuance of founders shares of ABTI Pharma; and had forgiveness of related party dent in the amount of $410,756. In addition, there was $10 in stock-based compensation in Phytanix Bio prior to the merger on May 15, 2025.

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

Stock-Based Compensation

The Company adopted an Employee, Director and Consultant Stock Plan on June 17, 2016 (the “2016 Plan”). Pursuant to the 2016 Plan, the Company’s Compensation Committee may grant awards to any employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary. Due to an annual “evergreen” provision in the 2016 Plan, the number of shares reserved for future grants automatically increases each year. As a result of these increases, as of March 31, 2026 and 2025, the aggregate number of shares of common stock available for awards under the 2016 Plan was 0 shares and 284,555 shares, respectively. Options issued under the 2016 Plan are exercisable for up to ten years from the date of issuance.

There were 134,397 options outstanding as of March 31, 2026 and 2025. During the years ended March 31, 2026 and 2025, the Company issued 0 and 0 options, respectively.

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Stock Options
Outstanding March 31, 2025	-	$-	-
Assumed from reverse merger	136,183	3.72	5.53
Granted	-	-	-
Expired	(1,786)	3.72	-
Exercised	-	-	-
Outstanding March 31, 2026	134,397	$3.72	4.55

A summary of the status of the Company’s nonvested options as of March 31, 2026, and changes during the year ended March 31, 2026 is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at March 31, 2025	-	$-
Assumed from reverse merger	35,123	3.72
Granted	-	-
Vested	(17,990)	6.65
Forfeited	-	-
Nonvested at March 31, 2026	17,133	$2.08

As of March 31, 2026, the Company had 134,397 shares issuable under options outstanding at a weighted average exercise price of $3.72 and an intrinsic value of $0.

The Company recognized compensation expense related to options issued of $418,589 and $0 for the year ended March 31, 2026 and 2025, respectively, in which $341,421 and $0 is included in general and administrative expenses and $77,168 and $0 in research and development expenses, respectively. For the year ended March 31, 2026 and 2025, $246,809 and $0 of the stock compensation was related to employees and $171,780 and $0 was related to non-employees, respectively.

As of March 31, 2026, the unamortized stock option expense was $371,463 with $204,323 being related to employees and $167,140 being related to non-employees. As of March 31, 2026, the weighted average remaining vesting period for the unamortized stock compensation to be recognized is 2.63 years.

On February 21, 2025, the Company held its 2024 Annual Meeting of Stockholders (the “Annual Meeting”) on February 21, 2025. At the Company’s Annual Meeting, the Company’s stockholders approved the proposal to approve the repricing of certain outstanding stock options granted (the “Option Grants”) under the Company’s 2006 and 2016 Equity Incentive Plans (the “Plans”) to allow the Board of Directors (the “Board”) to reprice the exercise price of outstanding stock options under the Plans. Pursuant to that authority, on February 21, 2025, the Board repriced the Option Grants. The repriced Option Grants under the 2006 Equity Incentive Plan had original exercise prices ranging from $56.00 to $70.00 per share, and the repriced Option Grants under the 2016 Equity Incentive Plan had original exercise prices ranging from $24.36 to $278.88 per share. All the Option Grants under the Plans were repriced to have an exercise price of $3.72 per share, which was the closing price of the Company’s common stock on February 21, 2025.

Warrants:

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants
Outstanding March 31, 2025	719,056	$3.65	4.24
Assumed from reverse merger	4,620,192	221.32	1.49
Granted			-
Expired	(5,302)	70.00	-
Exercised	(1,374,904)	112.42	-
Disposal on unwind of Phyanix Bio merger	(715,493)	3.12	-
Outstanding March 31 ,2026	3,243,549	$267.57	0.17

As of March 31, 2026, the Company had 3,243,549 shares issuable under warrants outstanding at a weighted average exercise price of $267.57 and an intrinsic value of $0.

On May 15, 2025, 4,620,192 warrants were assumed from Protagenic in the merger with Phytanix Bio, Inc.

On February 17, 2026, 715,493 warrants were returned to Phyanix Bio upon the completion of the unwind of the merger, with 3,563 of the warrants having expired prior to the unwind.

The Company recognized compensation expense related to warrants issued of $0 and $0 during the year ended March 31, 2026 and 2025, respectively.

NOTE 12 - COLLABORATIVE AGREEMENTS

The Company and the University of Toronto (the “University”) entered into an agreement effective April 1, 2014 (the “New Research Agreement”) for the performance of a research project titled “Teneurin C-terminal Associated Peptide (“TCAP”) mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism” (the “New Project”). The New Project is to perform research related to work done by Dr. David A. Lovejoy, a professor at the University and stockholder of the Company, in regard to TCAP mediated stress attenuation in vertebrates: Establishing the role of organismal and intracellular energy and glucose regulation and metabolism. In addition to the New Research Agreement, Dr. Lovejoy entered into an agreement with the University to commercialize certain technologies. The New Research Agreement expired on March 30, 2016. In February 2017, the New Research Agreement was extended to December 31, 2017. The extension allowed for further development of the technologies and use of their applications. On April 10, 2018, the agreement was amended and the research agreement has been further extended to December 31, 2024. On December 20, 2024, the agreement was amended and the research agreement has been further extended to the entire lifetime of the last issued patent covered by the license.

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the year ended March 31, 2026 and 2025, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the years ended March 31, 2026 and 2025 and therefore was not subject to paying any royalties.

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

Axiom

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

NOTE 14 – SEGMENT REPORTING

The Company operates in one operating segment, and therefore one reportable segment, and is focused on the discovery and development of therapeutics to treat stress-related neuropsychiatric and mood disorders. The Company’s business activities are managed on a consolidated basis through the development and potential commercialization of pharmaceutical products, which are aimed at the global market in the event that products are successful in receiving regulatory approvals. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision makers for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our chief operating decision makers are the Chief Executive Officer and the President.

The accounting policies for our single operating segment are the same as those described in the summary of significant accounting policies. Our single operating segment incurs expenses from the development of therapeutics. The Company has not yet generated revenue in its operating history.

For the segment, the chief operating decision makers use net income/loss, that also is reported on the consolidated statements of operations as consolidated net income/loss, to allocate resources. The chief operating decision maker also uses consolidated net income/loss, along with non-financial inputs and qualitative information, to evaluate our performance, establish compensation, monitor budget versus actual results, and decide the allocation of funds in our various research activities.

NOTE 15 – INCOME TAXES

The income tax provision and effective tax rate for the year ended March 31, 2026 are not comparable to the prior-year period because the comparative period reflects the historical operations and tax attributes of the accounting acquirer prior to the reverse acquisition transaction, while the current-year period reflects the post-deconsolidation operations of the legal acquirer following the February 17, 2026 deconsolidation transaction.

The components of income (loss) before income taxes are

	2026	2025
Domestic	1,390,169	(3,591,858)
State	(22,192)	-
Income (loss) before income taxes	1,367,977	(3,591,858)

The Company had no income tax expense due to operating losses incurred for the years ended March 31, 2026 and 2025.

For the years ended March 31, 2026 and 2025, a reconciliation of the Company’s effective tax rate to the statutory U.S. Federal rate is as follows:

	2026	2025
Income taxes at Federal statutory rate	21.0%	21.0%
State income taxes, net of Federal income tax effect	-%	-%
Change in valuation allowance	53.8%	(17.0)%
Nontaxable or Nondeductible Items
Derivative Liability	(18.6)%	-%
Non-Deductible Interest	25.2%	(4.0)%
Gain on Deconsolidation	(81.4)%	-%
Effective Tax Rate	-%	-%

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	2026	2025
U.S. net operating loss carryforwards	5,950,030	462,019
Stock compensation	2,395,011	21,669
Fixed assets	5,781	-
Allowance for doubtful accounts	-	214,879
	8,350,822	698,567
Valuation allowance	(8,350,822)	(698,567)
Net deferred tax assets	-	-

As of March 31, 2026 the Company had federal net operating loss carryforwards (“NOL”) of approximately $2.71 million. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The federal net operating losses generated prior to 2018 of $5.3 million will expire at various dates through 2037. As of March 31, 2026 and 2025, the Company had state and local net operating loss carryforwards of approximately $5.9 million and $0.5 million, respectively, to reduce future state tax liabilities also through 2035.

As of March 31, 2026 and 2025, the Company had Canadian NOL of approximately $1.0 million and $0 million respectively. The Canadian losses expire in stages beginning in 2026. As of March 31, 2026 and 2025, the Company also has unclaimed Canadian federal scientific research and development investment tax credits, which are available to reduce future federal taxes payable of approximately $0 and $0 respectively.

As a result of losses and uncertainty of future profit, the net deferred tax asset has been fully reserved. The net change in the valuation allowance during the years ended March 31, 2026 and 2025 was an increase of $7.7 million and $0.2 million, respectively.

Foreign earnings are assumed to be permanently reinvested. U.S. Federal income taxes have not been provided on undistributed earnings of our foreign subsidiary.

The Company recognizes interest and penalties related to uncertain tax positions in selling, general and administrative expenses. The Company has not identified any uncertain tax positions requiring a reserve as of March 31, 2026 and 2025.

The Company is required to file U.S. federal and state income tax returns. These returns are subject to audit by tax authorities beginning with the year ended December 31, 2018.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2026 and has concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements, except as follows:

●	On April 14, 2026, the Company issued 20,426 options to the Company’s President, William Nichols. These options have an exercise price of $0.56, a vesting term of 48 months, and expire after 10 years.

There are no other matters or circumstances that have arisen since March 31, 2026 which significantly affect or may significantly affect the results of the operations of the Company.

