Form 10-Q
period 2026-06-30
Protagenic Therapeutics, Inc.\new
filed 2026-08-19
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to___________

Commission File Number: 001-12555

PROTAGENIC THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1390025
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

149 Fifth Avenue
New York, New York	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 994-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	PTIX	OTCQB
Common Stock Purchase Warrant	PTIXW	OTCQB

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

As of August 19, 2026 there were 1,810,208 shares of common stock, $0.0001 par value per share, outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended June 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash in bank	$565,985	$1,509,178
Prepaid expenses	143,886	33,408

Total current assets	709,871	1,542,586

Long-term assets:
Fixed assets, net	6,244	14,556
Intangible assets, net	2,079,891	2,093,228

Total long-term assets	2,086,135	2,107,784

Total Assets	$2,796,006	$3,650,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable	$999,690	$949,517
Accrued liabilities	72,924	81,962

Total current liabilities	1,072,614	1,031,479

Total liabilities	1,072,614	1,031,479

Commitments and Contingencies - NOTE 12

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.000001 par value, 2,000,000 shares authorized none issued and outstanding	-	-
Series A Convertible Preferred stock, $0.000001 par value. 100,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Series B Convertible Preferred stock, $0.000001 par value. 18,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.000001 par value. 15,000 shares authorized 0 and 0 issued and outstanding	-	-
Series C-1 Convertible Preferred stock, $0.000001 par value. 1,000,000 shares authorized 0 and 0 issued and outstanding	-	-
Series D Convertible Preferred stock, $0.000001 par value 20,000 shares authorized 0 and 0 issued and outstanding	-	-
Common stock, $0.0001 par value, respectively; 100,000,000 authorized; 1,810,208 and 1,810,208 shares issued outstanding	182	182
Additional paid in capital	7,058,464	6,991,452
Accumulated deficit	(4,993,245)	(4,029,629)
Foreign currency translation adjustment	(342,009)	(343,114)
Total stockholders’ equity	1,723,392	2,618,891

Total liabilities and stockholders’ equity	$2,796,006	$3,650,370

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025

OPERATING EXPENSES:
Accounting and audit fees	108,398	62,500
Research and Development	109,925	394,112
Legal Fees	75,981	204,733
Consulting Fees	284,542	156,760
Salaries and wages	217,409	215,053
General and administrative - other	97,980	50,089
Stock compensation	67,012	125,127
TOTAL OPERATING EXPENSES	961,247	1,208,374

LOSS FROM OPERATIONS	(961,247)	(1,208,374)

OTHER EXPENSES:
Interest income (expense)	10,763	(238,727)
Derivative expense	-	(343,399)
Change in fair value of derivative liabilities	-	(2,133,599)
Foreign currency exchange differences	205	2,614
Impairment of intangible assets	(13,337)	-
Gain/loss on extinguishment of debt	-	(1,136,038)
TOTAL OTHER EXPENSES	(2,369)	(3,849,149)

LOSS BEFORE INCOME TAXES	(963,616)	(5,057,523)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(963,616)	$(5,057,523)

NET LOSS PER SHARE:
Basic and diluted	$(0.53)	$(1.37)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	1,810,208	3,701,226

COMPREHENSIVE LOSS:
Net loss	$(963,616)	$(5,057,523)

Other comprehensive gain (loss):
Unrealized foreign currency translation gain (loss)	1,105	(1,714)
Comprehensive loss	$(962,511)	$(5,059,237)

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Deficit
Balances March 31, 2025	17,000	$-	-	$-	-	$-	-	$-	-	$-	5,800,000	$-	$455,657	$(11,010)	$(5,397,606)	$(4,952,959)
Change in foreign currency	-	-	-	-	-	-	-	-	-	-	-	-	-	(117,219)	-	(117,219)
Issuance of Series A Convertible Preferred Stock to officers	2,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Adjustment of shares in reverse merger	(19,000)	-	-	-	-	-	-	-	-	-	(5,262,451)	54	(54)	-	-	-
Shares issued in connection with Phytanix Bio purchase	-	-	-	-	5,705	-	950,000	1	20,000	-	117,690	12	1,813,361	(130,015)	-	1,683,359
Shares issued for cash	-	-	-	-	-	-	-	-	-	-	51,203	5	395,469	-	-	395,474
Shares issued for warrant exercises	-	-	-	-	-	-	-	-	-	-	1,145,928	115	3,949,615	-	-	3,949,730
Shares issued for option exercises	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	125,127	-	-	125,127
Rounding from reverse split	-	-	-	-	-	-	-	-	-	-	(3,920)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,057,523)	(5,057,523)
Balances, June 30, 2025	-	$-	-	$-	5,705	$-	950,000	$1	20,000	$-	1,848,450	$186	$6,739,175	$(258,244)	$(10,455,129)	$(3,974,011)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances March 31, 2026	-	$-	-	$-	-	$-	-	$-	-	$-	1,810,208	$182	$6,991,452	$(343,114)	$(4,029,629)	$2,618,891
Change in foreign currency	-	-	-	-	-	-	-	-	-	-	-	-	-	1,105	-	1,105
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	67,012	-	-	67,012
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(963,616)	(963,616)
Balances, June 30, 2026	-	$-	-	$-	-	$-	-	$-	-	$-	1,810,208	$182	$7,058,464	$(342,009)	$(4,993,245)	$1,723,392

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(963,616)	$(5,057,523)
Adjustments to reconcile net income/loss to net cash flows used in operating activities:
Amortization of debt discount to interest expense	-	243,353
Stock based compensation	67,012	125,127
Derivative expense	-	343,399
Change in fair value of derivative liabilities	-	2,133,599
Depreciation expense	8,312	12,571
Impairment of intangible assets	13,337	-
Changes in operating assets and liabilities:
Inventories	-	(57)
Prepaid expenses	(110,478)	(48,272)
VAT receivable	-	(25,108)
Accounts payable	50,173	265,012
Accrued liabilities	(9,038)	256,758
Net cash used in operating activities	(944,298)	(1,751,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of Phytanix Bio	-	943,180
Net cash provided by investing activities	-	943,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in note payable for acquisition of Phytanix Bio	-	583,878
Net proceeds from notes payable	-	-
Proceeds from sale of common stock	-	395,474
Proceeds from exercise of warrants	-	3,949,730
Proceeds from related party loans	-	77,756
Net cash provided by financing activities	-	5,006,838

NET INCREASE IN CASH	(944,298)	4,198,877
Effect of exchange rate adjustments on cash	1,105	(117,219)
CASH, beginning of period	1,509,178	14,531
CASH, end of period	$565,985	$4,096,189

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING INFORMATION:
Net assets acquired of Phytanix Bio, net of cash paid	$-	$1,399,079

See accompanying notes to the unaudited consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

June 30, 2026

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

Reclassification of Previously Reported Preferred Stock Information

Certain prior period amounts have been reclassified to conform to the current presentation related to the Company’s Statement of Operations for the period ended June 30, 2025. The Company reclassed the $1,136,038 previously shown in Bad Debt Expense to Gain/Loss on Extinguishment of Debt. This was done to conforms with the final presentation of the reverse merger accounting. This resulted in a decrease in operation expenses of $1,136,038 and an increase in other expenses of the same amount.

A reclass of $125,127 was also made from General and administrative – other to Stock based Compensation to match current presentations of these accounts.

NOTE 2 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations and expects to continue to incur losses as it advances the development of its programs. As of June 30, 2026 and March 31, 2026, the Company had working capital deficit of $362,743 and working capital of $511,107, respectively. As of June 30, 2026, the Company had an accumulated deficit of $4,993,245.

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

While there can be no assurance that these efforts will result in additional capital or strategic transactions on acceptable terms, or at all, management believes that these initiatives represent potential avenues to strengthen the Company’s liquidity position. Based on its cash resources as of June 30, 2026, the Company does not have sufficient resources to fund its operations past twelve months from the date these consolidated financial statements are available to be issued. The Company expects that additional capital may be required during the next 12 months to continue executing its business plan and to meet its obligations as they become due. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2026 and 2025. Although management believes that the disclosures in these unaudited consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended March 31, 2026, which contain the audited financial statements and notes thereto, for the years ended March 31, 2026 and 2025 included within the Company’s Form 10-K filed with the SEC on August 14, 2026 for Protagenic Therapeutics, Inc. The interim results for the period ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending March 31, 2027 or for any future interim periods.

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

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of June 30, 2026, the Company has bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and March 31, 2026 the Company did not have any cash equivalents. As of June 30, 2026 and March 31, 2026, the Company had cash of $565,985 and $1,509,178, respectively.

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

The Company reviews and evaluates the net carrying value of its long-lived assets at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. Per ASC 360-10-35-21, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Per ASC 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

For the period ended June 30, 2026, the Company recognized $13,337 in impairment losses.

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

Research and development

We engage in a variety of research and development activities to develop our technologies and work toward the development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. Until that time, research and development expenses are charged to operations as incurred. As of June 30, 2026 and 2025, the research and development costs incurred by the company relate to the following:

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

	Potentially Outstanding Dilutive Common Shares
	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025
Conversion Feature Shares
Preferred Stock	-	5,454,191
Convertible notes (into preferred stock, then to common stock)	-	795,466
Stock Options	133,917	136,183
Warrants	74,506	3,978,000
Total potentially outstanding dilutive common shares	208,423	10,363,840

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

In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements”. ASU No. 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU No. 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company has adopted this accounting standard during the period ended June 30, 2026.

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

The allocation of the purchase price of the assets acquired and liabilities assumed for the acquisition by Phytanix Bio of Protagenic Therapeutics, Inc. via the reverse acquisition are set forth below:

Purchase Price Allocation of Protagenic Therapeutics, Inc.

Current assets – cash and prepaid	$1,029,985
Intangible assets – in process research and development and assembled workforce	2,093,228
Fixed assets	76,550
Accounts payable and accrued expenses	(857,504)
Purchase price	$2,342,259

This allocation is based on an independent valuation received by the Company. The value was derived based off the share price of Protagenic Therapeutics, Inc. at the time of the merger. The Company accounted for this transaction as a reverse merger. From May 15, 2025 through March 31, 2026, there are no indications of impairment of the long-lived assets. For the period ended June 30, 2026, the Company recognized $13,337 in impairment losses on the intangible assets.

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

Pursuant to the Unwind Agreement:

●	The SEA was terminated.

●	The Parties agreed to unwind the transactions contemplated by the SEA.

●	The Former Phytanix Stockholders forfeited and returned to the Company all shares of the Company’s common stock and preferred stock that had been issued to them as closing consideration under the SEA.

●	PTIX transferred back to the Former Phytanix Stockholders 100% of the outstanding capital stock of Phytanix Bio.

●	Upon Closing, the Former Phytanix Stockholders re-acquired full ownership of Phytanix Bio, and the Company relinquished all ownership and related rights in Phytanix Bio.

●	Phytanix Bio will continue to own its pre-merger assets and retain its liabilities as reflected on its balance sheet as of the date of the Unwind Agreement.

●	PTIX agreed to pay Phytanix Bio $300,000 at Closing and an additional $10,000 following receipt of specified financial information, in accordance with the terms of the Unwind Agreement.

The Unwind Agreement also includes:

●	Mutual releases between the Company and the Former Phytanix Stockholders.

●	Termination of related agreements between the Parties.

●	Acknowledgement of resignations of Former Phytanix Stockholders and their affiliates from any positions with the Company.

●	Mutual releases between the Parties.

●	Indemnification provisions in favor of the Company relating to liabilities associated with the SEA and Phytanix Bio. Indemnification provisions in favor of Phytanix Bio for any third party claims relating to any action taken by, or on behalf of, Phytanix Bio outside the ordinary course of business during the period between the closing of the transactions under the SEA and the closing of the transactions under the Unwind Agreement that are not otherwise reflected on the balance sheet of Phytanix Bio as of the date of the Unwind Agreement.

Consideration Received Calculation

Amount
Cash	$310,000
Receipt of Company shares	(41,192)
Total Consideration (Fair Value)	$268,808

Net assets calculation

Amount
Total Assets of Phytanix	$62,103
Less: Total Liabilities of Phytanix	7,641,630
Net Liabilities Deconsolidated	$(7,579,527)

Gain/(loss) calculation

Amount
Total Consideration	$268,808
Less: Net Assets Deconsolidated	7,579,527
Gain on disposal of subsidiary	$(7,310,719)

During the year ended March 31, 2026, the Company recognized a $7,310,719 gain on the unwind of the Phytanix Bio merger.

NOTE 5 – FIXED ASSETS

As of June 30, 2026 and March 31, 2026, the Company has the following fixed assets:

	June 30, 2026	March 31, 2026
Equipment	$154,877	$156,585
Accumulated depreciation	(148,633)	(142,029)
Net fixed assets	$6,244	$14,556

The Company recorded $8,312 and $12,571 in depreciation expense for the three ended June 30, 2026 and 2025, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company acquired in process research and development costs and assembled workforce costs in connection with the Merger of Phytanix Bio.

As of June 30, 2026 and March 31, 2026, the Company has the following intangible assets:

	June 30, 2026	March 31, 2026
In process research and development	$2,054,960	$2,054,960
Assembled workforce	24,931	38,268
Accumulated amortization	-	-
Net intangible assets	$2,079,891	$2,093,228

The intangible assets identified will commence amortization upon a Phase 3 clinical trial for the drugs acquired. As of June 30, 2026, none of the trials have entered Phase 3. The Company anticipates that Phase 3 will start around Q3 2027. The Company will include these assets in their annual impairment test.

For the period ended June 30, 2026, the Company recognized $13,337 in impairment losses.

NOTE 7 – ACCOUNTS PAYABLE

Accounts payable consisted of the following on June 30, 2026 and March 31, 2026:

	June 30, 2026	March 31, 2026
Accounting and audit fees	$102,137	$61,950
Research and development	274,597	248,637
Legal	449,975	443,275
General and administrative	172,981	195,655
Total accounts payable	$999,690	$949,517

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following on June 30, 2026 and March 31, 2026:

	June 30, 2026	March 31, 2026
Research and development	$55,850	$56,670
General and administrative	17,074	25,292
Total accrued expenses	$72,924	$81,962

NOTE 9 – RELATED PARTY TRANSACTIONS

Loans Payable – Related Parties

During the three months ended June 30, 2025, several related parties made advances to the Company to fund operating expenses in the amount of $77,756. These advances are non – interest bearing and have no specified terms of repayment.

Office Space

The Company is provided free office space consisting of a conference room by the Company Executive Chairman, Dr. Armen. The Company does not pay any rent for the use of this space. This space is used for quarterly board meetings and our annual shareholder meeting.

Agenus

During the year ended March 31, 2026, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company has not incurred any expenses nor has any amounts outstanding as of June 30, 2026 and March 31, 2026.

NOTE 10 - STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended June 30, 2026, the Company issued no shares of stock.

During the three months ended June 30, 2025, the Company issued 117,690 common shares, 5,705 Series C Preferred shares, 950,000 Series C-1 Preferred shares and 20,000 Series D preferred shares in the merger with Phytanix Bio as discussed in Note 1. In addition, the Company issued 51,203 shares of common stock for cash in the amount of $395,474 and 1,145,928 shares of common stock in the exercise of warrants totaling $3,949,730. The Company also incurred an adjustment of 3,920 shares of common stock due to the reverse split on May 5, 2025.

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

Stock-Based Compensation

There were 133,917 and 134,397 options outstanding as of June 30, 2026 and March 31, 2026. During the three months ended June 30, 2026 and 2025, the Company issued 20,426 and 0 options, respectively.

For the three months ended June 30, 2026, the fair value of each option granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

Exercise price	$0.56
Expected dividend yield	0%
Risk free interest rate	4.26%
Expected life in years	6.02
Expected volatility	159%

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States Government Bond Equivalent Yield appropriate for the expected term of warrants.

The Company determined the expected volatility assumption for options granted using the historical volatility of comparable public companies’ common stock. The Company will continue to monitor peer companies and other relevant factors used to measure expected volatility for future warrant grants, until such time that the Company’s common stock has enough market history to use historical volatility.

The dividend yield assumption for options granted is based on the Company’s history and expectation of dividend payouts. The Company has never declared nor paid any cash dividends on its common stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Stock Options
Outstanding March 31, 2026	134,397	$3.72	4.55
Granted	20,426	0.56	10.00
Expired	(20,906)	3.72	-
Exercised	-	-	-
Outstanding June 30, 2026	133,917	$3.18	5.65

A summary of the status of the Company’s nonvested options as of June 30, 2026, and changes during the three months ended June 30, 2026 is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at March 31, 2026	17,133	$2.08
Granted	20,426	0.56
Vested	(5,451)	2.23
Forfeited	-	-
Nonvested at June 30, 2026	32,108	$1.79

As of June 30, 2026, the Company had 133,917 shares issuable under options outstanding at a weighted average exercise price of $3.18 and an intrinsic value of $0.

On April 14, 2026, the Company issued 20,426 options to the Company’s President, William Nichols. These options have an exercise price of $0.56, a vesting term of 48 months, and expire after 10 years.

The Company recognized compensation expense related to options issued of $67,012 and $125,127 for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, $41,700 and $61,701 of the stock compensation was related to employees and $25,312 and $63,416 was related to non-employees, respectively. In addition, there was $10 in stock-based compensation in Phytanix Bio prior to the merger on May 15, 2025.

As of June 30, 2026, the unamortized stock option expense was $251,771 with $109,943 being related to employees and $141,828 being related to non-employees. As of June 30, 2026, the weighted average remaining vesting period for the unamortized stock compensation to be recognized is 3.47 years.

Warrants:

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants
Outstanding March 31, 2026	3,243,549	$267.57	0.17
Granted	-	-	-
Expired	(3,169,043)	273.79	-
Exercised	-	-	-
Outstanding June 30, 2026	74,506	$0.84	3.48

As of June 30, 2026, the Company had 74,506 shares issuable under warrants outstanding at a weighted average exercise price of $0.84 and an intrinsic value of $0.

The Company recognized compensation expense related to warrants issued of $0 and $0 during the three months ended June 30, 2026 and 2025, respectively.

NOTE 11 - COLLABORATIVE AGREEMENTS

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

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the three months ended June 30, 2026 and 2025, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the three months ended June 30, 2026 and 2025 and therefore was not subject to paying any royalties.

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

NOTE 13 – SEGMENT REPORTING

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 19, 2026 and has concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements.

There are no other matters or circumstances that have arisen since June 30, 2026 which significantly affect or may significantly affect the results of the operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our prospectus and our Annual Report on form 10-K for the year ended March 31, 2026, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Below are the changes in operating expenses between the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Changes	Percent Changes
Accounting and audit fees	$108,398	$62,500	$45,898	73%
Research and Development	109,925	394,112	(284,187)	(72)%
Legal Fees	75,981	204,733	(128,752)	(63)%
Consulting Fees	284,542	156,760	127,782	82%
Salaries and wages	217,409	215,053	2,356	1%
General and administrative - other	97,980	50,089	47,891	96%
Stock compensation	67,012	125,127	(58,115)	(46)%
TOTAL OPERATING EXPENSES	$961,247	$1,208,374	$(247,127)	(20)%

The decrease in research and development expense is due the deconsolidation of Phytanix Bio in the fourth quarter of 2026, leading to the expense for the three months ended June 30, 2026 not containing any expenses from Phytanix Bio while the three months ended June 30, 2025 contains expense from both Protagenic and Phytanix Bio.

The decrease in R&D expense is due to lower expenses related to our clinical trials and related expenses due to changes in the Company’s stage of research and development and change to the Company’s outsourced research partners.

On May 15, 2025, the Company entered into a reverse merger with Phytanix Bio and on February 17, 2026, an unwind of this merger. Due to this reverse merger, the Company presents the historical financial information of Phytanix Bio and only includes the financial information for Protagenic for the period after the reverse merger. The financial numbers for Phytanix Bio are consolidated only through the date of the unwind. (See Note 4) This limits comparability of the Company’s number between the periods presented.

Below are the changes in other income and expenses between the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Changes	Percent Changes
Interest expenses/amortization of discount	$10,763	$(238,727)	$249,490	(105)%
Derivative expense	-	(343,399)	343,399	(100)%
Change in fair value of derivative liabilities	-	(2,133,599)	2,133,599	(100)%
Foreign currency exchange differences	205	2,614	(2,409)	(92)%
Impairment of intangible assets	(13,337)	-	(13,337)	(100)%
Gain/loss on extinguishment of debt	-	(1,136,038)	1,136,038	(100)%
TOTAL OTHER INCOME (EXPENSE)	$(2,369)	$(3,849,149)	$3,846,780	(100)%

On May 15, 2025, the Company entered into a reverse merger with Phytanix Bio and on February 17, 2026, an unwind of this merger. Due to this reverse merger, the Company presents the historical financial information of Phytanix Bio and only includes the financial information for Protagenic for the period after the reverse merger. The financial numbers for Phytanix Bio are consolidated only through the date of the unwind. (See Note 4) This limits comparability of the Company’s number between the periods presented.

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

Below are the changes in cashflow between the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Changes	Percent Changes
Net cash used in operating activities	$(944,298)	$(1,751,141)	$806,843	46%
Net cash provided by investing activities	$-	$943,180	$(943,180)	(100)%
Net cash provided by financing activities	$-	$5,006,838	$(5,006,838)	(100)%

The use of cash in operating activities during the three months ended June 30, 2026, primarily comprised of $963,616 net loss, $67,012 in stock compensation expense, a $13,337 impairment in intangible assets, a $110,478 decrease in prepaid expenses and other current assets, and a $41,135 increase of accounts payable and accrued expenses, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

The use of cash in operating activities during the three months ended June 30, 2025, primarily comprised of $5,057,523 net loss, $343,399 in derivative expense, $2,133,599 in change in derivative liabilities, $125,127 in stock compensation expense, and a $521,770 increase of accounts payable and accrued liabilities, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

There was no investing activities during the three months ended June 30, 2026.

Investing activities provided $943,180 by cash during the three months ended June 30, 2025. The cash provided by investing activities was from cash received in the Phytanix Bio Acquisition.

There was no financing activities during the three months ended June 30, 2026.

The cash provided by financing activities during the three months ended June 30, 2025 is comprised of $583,878 in increase in notes payable from the acquisition of Phytanix Bio, $395,474 from sale of common stock, $3,949,730 from exercise of warrants, and $77,756 from related party loans.

On May 15, 2025, the Company entered into a reverse merger with Phytanix Bio and on February 17, 2026, an unwind of this merger. Due to this reverse merger, the Company presents the historical financial information of Phytanix Bio and only includes the financial information for Protagenic for the period after the reverse merger. The financial numbers for Phytanix Bio are consolidated only through the date of the unwind. (See Note 4) This limits comparability of the Company’s number between the periods presented.

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of June 30, 2026, we had cash of $565,985 and working capital deficit of $362,743.

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

Human Resources (current state of employees)

The Company has two full-time employees: Bill Nichols, Jr, the President of Protagenic Therapeutics and Lauren Mueller, PhD, a Senior Research Scientist. The Company also has three paid consultants: Andrew Slee, PhD, Chief Operating Officer, David Lovejoy, PhD, Scientific Advisor, and Zack Armen, Strategic Advisor.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of June 30, 2026. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Part II: Other Information

Item 1. Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition. On May 27, 2025, the Company filed a complaint in the central district of California against its former contract research organization, Axiom Real-Time Metrics Inc., seeking remuneration for sums the Company had pre-paid for clinical study work that Axiom failed to undertake in 2024 prior to terminating its working relationship with the Company. The outcome of the company’s legal pursuit of at least $643,253 from Axiom represents an uncertainty that could potentially have a material positive impact on the company’s cash reserves. Axiom Real-Time Metrics filed for receivership in Ontario on July 11, 2025. The Company is not forecasting recovering any funds from Axiom or its successor company.

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. Investing in our securities involves a high degree of risk. You should carefully consider the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on August 14, 2026, together with the information contained elsewhere in this report, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, results of operations, prospects for growth, and the value of an investment in our securities.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2026, filed with the SEC on August 14, 2026.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act (€)

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act *

101.INS	Inline XBRL Instance Document (€)

101.CAL	Inline XBRL Taxonomy Extension Schema Document (€)

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document (€)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (€)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (€)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (€)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(€) - Filed herewith.

(*) -Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 19, 2026	Protagenic Therapeutics, Inc.

	By:	/s/ Garo H. Armen
Garo H. Armen
Chairman (Principal Executive Officer and Duly Authorized Officer)

