Form 10-Q
period 2026-09-30
Protagenic Therapeutics, Inc.\new
filed 2026-11-06
CIK 1022899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026 there were 1,810,208 shares of common stock, $0.0001 par value per share, outstanding.

PROTAGENIC THERAPEUTICS, INC.

Form 10-Q Report

For the Fiscal Quarter Ended September 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	March 31, 2026
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash in bank	$76,909	$1,509,178
Prepaid expenses	111,555	33,408

Total current assets	188,464	1,542,586

Long-term assets:
Fixed assets, net	3,333	14,556
Intangible assets, net	2,079,891	2,093,228

Total long-term assets	2,083,224	2,107,784

Total Assets	$2,271,688	$3,650,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable	$1,069,102	$949,517
Accrued liabilities	84,166	81,962

Total current liabilities	1,153,268	1,031,479

Total liabilities	1,153,268	1,031,479

Commitments and Contingencies - NOTE 12

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.000001 par value, 2,000,000 shares authorized none issued and outstanding	-	-
Series A Convertible Preferred stock, $0.000001 par value. 100,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Series B Convertible Preferred stock, $0.000001 par value. 18,000,000 shares authorized 0 and 0 shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.000001 par value. 15,000 shares authorized 0 and 0 issued and outstanding	-	-
Series C-1 Convertible Preferred stock, $0.000001 par value. 1,000,000 shares authorized 0 and 0 issued and outstanding	-	-
Series D Convertible Preferred stock, $0.000001 par value 20,000 shares authorized 0 and 0 issued and outstanding	-	-

Common stock, $0.0001 par value, respectively; 100,000,000 authorized; 1,810,208 and 1,810,208 shares issued outstanding at September 30, 2026 and March 31, 2026, respectively.	182	182
Additional paid in capital	7,120,873	6,991,452
Accumulated deficit	(5,660,439)	(4,029,629)
Foreign currency translation adjustment	(342,196)	(343,114)
Total stockholders’ equity	1,118,420	2,618,891

Total liabilities and stockholders’ equity	$2,271,688	$3,650,370

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

OPERATING EXPENSES:
Accounting and audit fees	$23,000	$145,579	$131,398	$208,079
Research and Development	26,904	218,343	136,829	612,455
Legal Fees	33,151	121,868	109,132	326,601
Consulting Fees	312,728	73,243	597,270	230,003
Salaries and wages	147,918	340,030	365,327	555,083
General and administrative - other	64,491	108,933	162,471	159,022
Stock compensation	62,409	105,868	129,421	230,995
TOTAL OPERATING EXPENSES	670,601	1,113,864	1,631,848	2,322,238

LOSS FROM OPERATIONS	(670,601)	(1,113,864)	(1,631,848)	(2,322,238)

OTHER EXPENSES:
Interest income (expense)	3,407	34,337	14,170	(204,390)
Derivative expense	-	-	-	(343,399)
Change in fair value of derivative liabilities	-	203,354	-	(1,930,245)
Foreign currency exchange differences	-	6,677	205	9,291
Impairment of intangible assets	-	-	(13,337)	-
Gain/loss on extinguishment of debt	-	-	-	(1,136,038)
TOTAL OTHER EXPENSES	3,407	244,368	1,038	(3,604,781)

LOSS BEFORE INCOME TAXES	(667,194)	(869,496)	(1,630,810)	(5,927,019)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(667,194)	$(869,496)	$(1,630,810)	$(5,927,019)

NET LOSS PER SHARE:
Basic and diluted	$(0.37)	$(0.47)	$(0.90)	$(2.16)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	1,810,208	1,849,839	1,810,208	2,748,655

COMPREHENSIVE LOSS:
Net loss	$(667,194)	$(869,496)	$(1,630,810)	$(5,927,019)

Other comprehensive gain (loss):
Unrealized foreign currency translation gain (loss)	(187)	37,072	918	35,358
Comprehensive loss	$(667,381)	$(832,424)	$(1,629,892)	$(5,891,661)

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended September 30, 2026 and 2025

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Deficit
Balances March 31, 2025	17,000	$-	-	$-	-	$-	-	$-	-	$-	5,800,000	$-	$455,657	$(11,010)	$(5,397,606)	$(4,952,959)
Change in foreign currency	-	-	-	-	-	-	-	-	-	-	-	-	-	(117,219)	-	(117,219)
Issuance of Series A Convertible Preferred Stock to officers	2,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Adjustment of shares in reverse merger	(19,000)	-	-	-	-	-	-	-	-	-	(5,262,451)	54	(54)	-	-	-
Shares issued in connection with Phytanix Bio purchase	-	-	-	-	5,705	-	950,000	1	20,000	-	117,690	12	1,813,361	(130,015)	-	1,683,359
Shares issued for cash	-	-	-	-	-	-	-	-	-	-	51,203	5	395,469	-	-	395,474
Shares issued for warrant exercises	-	-	-	-	-	-	-	-	-	-	1,145,928	115	3,949,615	-	-	3,949,730
Shares issued for option exercises	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	125,127	-	-	125,127
Rounding from reverse split	-	-	-	-	-	-	-	-	-	-	(3,920)	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,057,523)	(5,057,523)
Balances, June 30, 2025	-	$-	-	$-	5,705	$-	950,000	$1	20,000	$-	1,848,450	$186	$6,739,175	$(258,244)	$(10,455,129)	$(3,974,011)
Change in foreign currency	-	-	-	-	-	-	-	-	-	-	-	-	-	37,072	-	37,072
Shares issued for warrant exercises	-	-	-	-	-	-	-	-	-	-	15,114	2	-	-	-	2
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	105,868	-	-	105,868
Rounding from reverse split	-	-	-	-	-	-	-	-	-	-	71,314	7	(7)	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(869,496)	(869,496)
Balances, September 30, 2025	-	$-	-	$-	5,705	$-	950,000	$1	20,000	$-	1,934,878	$195	$6,845,036	$(221,172)	$(11,324,625)	$(4,700,565)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances March 31, 2026	-	$-	-	$-	-	$-	-	$-	-	$-	1,810,208	$182	$6,991,452	$(343,114)	$(4,029,629)	$2,618,891
Change in foreign currency	-	-	-	-	-	-	-	-	-	-	-	-	-	1,105	-	1,105
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	67,012	-	-	67,012
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(963,616)	(963,616)
Balances, June 30, 2026	-	$-	-	$-	-	$-	-	$-	-	$-	1,810,208	$182	$7,058,464	$(342,009)	$(4,993,245)	$1,723,392
Change in foreign currency	-	-	-	-	-	-	-	-	-	-	-	-	-	(187)	-	(187)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	62,409	-	-	62,409
Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(667,194)	(667,194)
Balances, September 30, 2026	-	$-	-	$-	-	$-	-	$-	-	$-	1,810,208	$182	$7,120,873	$(342,196)	$(5,660,439)	$1,118,420

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	September 30, 2026	September 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,630,810)	$(5,927,019)
Adjustments to reconcile net income/loss to net cash flows used in operating activities:
Amortization of debt discount to interest expense	-	243,353
Stock based compensation	129,421	230,995
Derivative expense	-	343,399
Change in fair value of derivative liabilities	-	1,930,245
Depreciation expense	11,223	25,143
Impairment of intangible assets	13,337	-
Changes in operating assets and liabilities:
Inventories	-	(37)
Prepaid expenses	(78,147)	(3,838)
VAT receivable	-	29,481
Accounts payable	119,585	(177,180)
Accrued liabilities	2,204	158,912
Net cash used in operating activities	(1,433,187)	(3,146,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of Phytanix Bio	-	943,180
Net cash provided by investing activities	-	943,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in note payable for acquisition of Phytanix Bio	-	583,880
Proceeds from sale of common stock	-	395,474
Proceeds from exercise of warrants	-	3,949,732
Proceeds from related party loans	-	62,347
Net cash provided by financing activities	-	4,991,433

NET (DECREASE) INCREASE IN CASH	(1,433,187)	2,788,067
Effect of exchange rate adjustments on cash	918	(80,147)
CASH, beginning of period	1,509,178	14,531
CASH, end of period	$76,909	$2,722,451

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING INFORMATION:
Net assets acquired of Phytanix Bio, net of cash paid	$-	$1,399,079

See accompanying notes to the unaudited condensed consolidated financial statements

PROTAGENIC THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

September 30, 2026

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

Reclassification of Previously Reported Preferred Stock Information

Certain prior period amounts have been reclassified to conform to the current presentation related to the Company’s Statement of Operations for the period ended September 30, 2025.

The Company identified an error in the classification of $1,136,038 related to a debt extinguishment transaction previously reported within operating expenses for the three and six months ended September 30, 2025. The Company has revised the comparative financial statements to reclassify this amount from operating expenses to loss on extinguishment of debt. The adjustment decreased operating expenses and operating loss by $1,136,038 and had no impact on net loss or earnings per share

A reclass of $176,109 was also made from General and administrative – other and $54,886 from Research and development for a total of $230,995 to Stock based Compensation to match current presentations of these accounts for the six months ended September 30, 2025.

NOTE 2 – LIQUIDITY AND GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations and expects to continue to incur losses as it advances the development of its programs. As of September 30, 2026 and March 31, 2026, the Company had working capital deficit of $964,804 and working capital of $511,107, respectively. As of September 30, 2026, the Company had an accumulated deficit of $5,660,439.

Management engaged with multiple investors to raise capital that will keep the company on track for filing their planned Investigational New Drug (IND) application in Q1 2027. Additionally, PTIX is continuing to explore strategic and financing options, including possible corporate transactions involving a partnership for its lead program, royalty-based financing arrangements, and other business development opportunities.

While there can be no assurance that these efforts will result in additional capital or strategic transactions on acceptable terms, or at all, management believes that these initiatives represent potential avenues to strengthen the Company’s liquidity position. Based on its cash resources as of September 30, 2026, the Company does not have sufficient resources to fund its operations past twelve months from the date these condensed consolidated financial statements are available to be issued. The Company expects that additional capital will be required during the next 12 months to continue executing its business plan and to meet its obligations as they become due. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements, as of September 30, 2026 and for the three and six months ended September 30, 2026, reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results. The condensed consolidated balance sheet as of September 30, 2026 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements for the year ended March 31, 2026, which contain the audited consolidated financial statements and notes thereto, for the years ended March 31, 2026 and 2025 included within the Company’s Form 10-K filed with the SEC on August 14, 2026 for Protagenic Therapeutics, Inc. The interim results for the period ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending March 31, 2027 or for any future interim periods.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Protagenic Therapeutics, Inc., and its wholly owned Canadian subsidiary. All significant intercompany balances and transactions have been eliminated. Up until the date of the unwind of the merger, February 17, 2026, Phytanix Bio and its subsidiaries were also included in the condensed consolidated financial statements, but have been deconsolidated after that date.

Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates underlying the condensed consolidated financial statements include valuation of stock options and warrants, derivative liabilities, and assessment of deferred tax asset valuation allowance. Foreign currency exchange rates, fair value of the valuation of Protagenic Therapeutics, Inc. and the purchase price allocation.

Concentrations of Credit Risk

The Company maintains its cash accounts at financial institutions which are insured by the Federal Deposit Insurance Corporation. At times, the Company may have deposits in excess of federally insured limits. As of September 30, 2026, the Company has bank balances that exceed the federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2026 and March 31, 2026 the Company did not have any cash equivalents. As of September 30, 2026 and March 31, 2026, the Company had cash of $76,909 and $1,509,178, respectively.

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

The Company reviews recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

The Company reviews and evaluates the net carrying value of its long-lived assets at least annually at March 31st of each year, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. Per ASC 360-10-35-21, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Per ASC 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

For the period ended September 30, 2026, the Company recognized $13,337 in impairment losses of intangible assets.

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

Research and development

We have engaged in a variety of research and development activities to develop our technologies and work toward the development of a saleable product. When it is determined that the research and development products we are creating have reached a point where saleable products are possible, these amounts are capitalized. Until that time, research and development expenses are charged to operations as incurred. As of September 30, 2026 and 2025, the research and development costs incurred by the company relate to the following:

●	Continued patent prosecution and internationalization of company intellectual property.
●	Staff costs and consultancy costs relating to research and development.

Segment Reporting

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”). ASU 2023-07 was effective for public companies in fiscal years beginning after December 15, 2023. The Company adopted Financial Accounting Standards Board issued Accounting Standards Update 2023-07. ASU 2023-07 improves segment reporting disclosures for public companies. ASU 2023-07 requires more detailed information about reportable segments and expenses including the requirement to disclose qualitative information about factors used to identify reportable segments and quantitative information about profit and loss measures and significant expense categories, The Company has not yet begun generating revenue from its planned principal operations and operates as a single reportable segment. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash flows, and progress made in the Company’s ongoing development efforts. The Company analyzed ASU 2023-07 and determined that the required information is presented within the condensed consolidated financial statements and footnote disclosures herein.

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

	Potentially Outstanding Dilutive Common Shares
	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025
Conversion Feature Shares
Preferred Stock	-	5,454,191
Convertible notes (into preferred stock, then to common stock)	-	795,466
Stock Options	133,917	136,183
Warrants	74,506	3,962,886
Total potentially outstanding dilutive common shares	208,423	10,348,726

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

Based on an assessment of the factors discussed above, the management of the Company determined its subsidiaries’ local currency (i.e., the Canadian dollar, British Pound) to be the functional currency for its foreign subsidiaries.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures about the nature of expenses in commonly presented financial statement captions. ASU 2024-03 is effective for all public business entities for annual reporting periods beginning after December 15, 2026, on either a prospective or retrospective basis. Early adoption permitted. In January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting”, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendment specifies when an entity is subject to ASC 270 and addresses the form and content of financial statements and interim disclosures requirements. The ASU clarifies that an entity must disclose events since the end of the last annual reporting period that have a material impact. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company does not expect this update to have a material impact to the Company’s condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements”. ASU No. 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU No. 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company has adopted this accounting standard during the period ended September 30, 2026.

NOTE 4 - REVERSE MERGER

The acquisition of Phytanix Bio was considered a reverse merger. In accordance with ASC 805-40-45-1, the consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (Protagenic Therapeutics, Inc.) but described in the notes to the financial statements as a continuation of the financial statements of the legal subsidiary (Phytanix Bio), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree (Protagenic Therapeutics, Inc.). That adjustment is required to reflect the capital of the legal parent. Comparative information presented in the condensed consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent.

Under ASC 805-40-45-2, the condensed consolidated financial statements represent the continuation of the legal subsidiary except for the capital structure, as follows:

(a)	The assets and liabilities of the legal subsidiary recognized and measured at their precombination carrying amounts;
(b)	The assets and liabilities of the legal parent recognized and measured in accordance with the guidance in this topic applicable to business combinations (ASC 805);
(c)	The retained earnings and other equity balances of the legal subsidiary before the business combination;
(d)	The amount recognized as issued equity interests in the condensed consolidated financial statements determined by adding the issued equity interest of the legal subsidiary outstanding immediately before the business combination to the fair value of the legal parent determined in accordance with the guidance in ASC 805 applicable to business combinations. However, the equity structure reflects the equity structure of the legal parent, including the equity interests the legal parent issued to effect the combination. Accordingly, the equity structure of the legal subsidiary is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.

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

On May 15, 2025, the Company completed its acquisition of Phytanix Bio. As a result of this transaction, which is accounted for as a reverse merger, Phytanix Bio is a wholly owned subsidiary of the Company (the “Merger”). This exchange of shares and the resulting controlling ownership of Phytanix Bio constitutes a reverse acquisition resulting in a recapitalization of Phytanix Bio and purchase accounting being applied to Protagenic Therapeutics, Inc. under ASC 805 due to Phytanix Bio being the accounting acquirer and Protagenic Therapeutics, Inc., being deemed an acquired business. This requires financial reporting from the Merger close date forward to reflect only the historic consolidated results of Phytanix Bio and to include the consolidated results for Protagenic Therapeutics, Inc. and subsidiaries from May 15, 2025 forward through the date of the unwind, February 17, 2026.

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

This allocation is based on an independent valuation received by the Company. The value was derived based off the share price of Protagenic Therapeutics, Inc. at the time of the merger. The Company accounted for this transaction as a reverse merger. From May 15, 2025 through March 31, 2026, there are no indications of impairment of the long-lived assets. For the period ended September 30, 2026, the Company recognized $13,337 in impairment losses on the intangible assets.

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

Pursuant to the Unwind Agreement:

●	The SEA was terminated.

●	The Parties agreed to unwind the transactions contemplated by the SEA.

●	The Former Phytanix Stockholders forfeited and returned to the Company all shares of the Company’s common stock and preferred stock that had been issued to them as closing consideration under the SEA.

●	PTIX transferred back to the Former Phytanix Stockholders 100% of the outstanding capital stock of Phytanix Bio.

●	Upon Closing, the Former Phytanix Stockholders re-acquired full ownership of Phytanix Bio, and the Company relinquished all ownership and related rights in Phytanix Bio.

●	Phytanix Bio will continue to own its pre-merger assets and retain its liabilities as reflected on its balance sheet as of the date of the Unwind Agreement.

●	PTIX agreed to pay Phytanix Bio $300,000 at Closing and an additional $10,000 following receipt of specified financial information, in accordance with the terms of the Unwind Agreement.

The Unwind Agreement also includes:

●	Mutual releases between the Company and the Former Phytanix Stockholders.

●	Termination of related agreements between the Parties.

●	Acknowledgement of resignations of Former Phytanix Stockholders and their affiliates from any positions with the Company.

●	Mutual releases between the Parties.

●	Indemnification provisions in favor of the Company relating to liabilities associated with the SEA and Phytanix Bio. Indemnification provisions in favor of Phytanix Bio for any third party claims relating to any action taken by, or on behalf of, Phytanix Bio outside the ordinary course of business during the period between the closing of the transactions under the SEA and the closing of the transactions under the Unwind Agreement that are not otherwise reflected on the balance sheet of Phytanix Bio as of the date of the Unwind Agreement.

Consideration Received Calculation

Amount
Cash	$310,000
Receipt of Company shares	(41,192)
Total Consideration (Fair Value)	$268,808

Net assets calculation

Amount
Total Assets of Phytanix	$62,103
Less: Total Liabilities of Phytanix	7,641,630
Net Liabilities Deconsolidated	$(7,579,527)

Gain/(loss) calculation

Amount
Total Consideration	$268,808
Less: Net Assets Deconsolidated	7,579,527
Gain on disposal of subsidiary	$(7,310,719)

During the year ended March 31, 2026, the Company recognized a $7,310,719 gain on the unwind of the Phytanix Bio merger.

NOTE 5 – FIXED ASSETS

As of September 30, 2026 and March 31, 2026, the Company has the following fixed assets:

	September 30, 2026	March 31, 2026
Equipment	$154,877	$156,585
Accumulated depreciation	(151,544)	(142,029)
Net fixed assets	$3,333	$14,556

The Company recorded $2,911 and $12,572 in depreciation expense for the three ended September 30, 2026 and 2025, respectively. The Company recorded $11,223 and $25,143 in depreciation expense for the six ended September 30, 2026 and 2025, respectively.

NOTE 6 - INTANGIBLE ASSETS

The Company acquired in process research and development costs and assembled workforce costs in connection with the Merger of Phytanix Bio.

As of September 30, 2026 and March 31, 2026, the Company has the following intangible assets:

	September 30, 2026	March 31, 2026
In process research and development	$2,054,960	$2,054,960
Assembled workforce	24,931	38,268
Accumulated amortization	-	-
Net intangible assets	$2,079,891	$2,093,228

The intangible assets identified will commence amortization upon a Phase 3 clinical trial for the drugs acquired. As of September 30, 2026, none of the trials have entered Phase 3. The Company anticipates that Phase 3 will start around Q3 2027, provided the Company can raise the necessary capital to fund this. The Company will include these assets in their annual impairment test.

For the period ended September 30, 2026, the Company recognized $13,337 in impairment losses.

NOTE 7 – ACCOUNTS PAYABLE

Accounts payable consisted of the following on September 30, 2026 and March 31, 2026:

	September 30, 2026	March 31, 2026
Accounting and audit fees	$85,950	$61,950
Research and development	326,343	248,637
Legal	459,619	443,275
General and administrative	197,190	195,655
Total accounts payable	$1,069,102	$949,517

NOTE 8 – ACCRUED LIABILITIES

Accrued liabilities consisted of the following on September 30, 2026 and March 31, 2026:

	September 30, 2026	March 31, 2026
Research and development	$55,824	$56,670
General and administrative	28,342	25,292
Total accrued expenses	$84,166	$81,962

NOTE 9 – RELATED PARTY TRANSACTIONS

Loans Payable – Related Parties

During the six months ended September 30, 2025, several related parties made advances to the Company to fund operating expenses in the amount of $62,347. These advances are non – interest bearing and have no specified terms of repayment.

Office Space

The Company is provided free office space consisting of a conference room by the Company Executive Chairman, Dr. Armen. The Company does not pay any rent for the use of this space. This space is used for quarterly board meetings and our annual shareholder meeting.

Agenus

During the year ended March 31, 2026, the Company engaged Agenus Inc., a related party, to perform research and development services. Agenus Inc. is a related party due to the Company’s Director and Chairman of the Board being the CEO and Chairman of the Board for Agenus Inc. The Company has not incurred any expenses nor has any amounts outstanding as of September 30, 2026 and March 31, 2026.

NOTE 10 - STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended September 30, 2026, the Company issued no shares of stock.

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

Stock-Based Compensation

There were 133,917 and 134,397 options outstanding as of September 30, 2026 and March 31, 2026. During the six months ended September 30, 2026 and 2025, the Company issued 20,426 and 0 options, respectively.

For the six months ended September 30, 2026, the fair value of each option granted was estimated using the assumption and/or factors in the Black-Scholes Model as follows:

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

The following is an analysis of the stock option grant activity under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Stock Options
Outstanding March 31, 2026	134,397	$3.72	4.55
Granted	20,426	0.56	10.00
Expired	(20,906)	3.72	-
Exercised	-	-	-
Outstanding September 30, 2026	133,917	$3.24	5.64

A summary of the status of the Company’s nonvested options as of September 30, 2026, and changes during the six months ended September 30, 2026 is presented below:

Nonvested Options	Options	Weighted- Average Exercise Price
Nonvested at March 31, 2026	17,133	$2.08
Granted	20,426	0.56
Vested	(9,787)	3.30
Forfeited	-	-
Nonvested at September 30, 2026	27,772	$1.54

As of September 30, 2026, the Company had 133,917 shares issuable under options outstanding at a weighted average exercise price of $3.24 and an intrinsic value of $5,127.

On April 14, 2026, the Company issued 20,426 options to the Company’s President, William Nichols. These options have an exercise price of $0.56, a vesting term of 48 months, and expire after 10 years.

The Company recognized compensation expense related to options issued of $62,409 and $105,868 for the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, $37,097 and $61,700 of the stock compensation was related to employees and $25,312 and $44,168 was related to non-employees, respectively.

The Company recognized compensation expense related to options issued of $129,421 and $230,995 for the six months ended September 30, 2026 and 2025, respectively. For the six months ended September 30, 2026 and 2025, $78,796 and $123,410 of the stock compensation was related to employees and $50,625 and $107,585 was related to non-employees, respectively. In addition, there was $10 in stock-based compensation in Phytanix Bio prior to the merger on May 15, 2025.

As of September 30, 2026, the unamortized stock option expense was $199,807 with $83,291 being related to employees and $116,516 being related to non-employees. As of September 30, 2026, the weighted average remaining vesting period for the unamortized stock compensation to be recognized is 3.41 years.

Warrants:

A summary of warrant issuances are as follows:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Warrants
Outstanding March 31, 2026	3,243,549	$267.57	0.17
Granted	-	-	-
Expired	(3,169,043)	273.79	-
Exercised	-	-	-
Outstanding September 30, 2026	74,506	$0.90	3.23

As of September 30, 2026, the Company had 74,506 shares issuable under warrants outstanding at a weighted average exercise price of $0.90 and an intrinsic value of $0.

The Company recognized compensation expense related to warrants issued of $0 and $0 during the three months ended September 30, 2026 and 2025, respectively. The Company recognized compensation expense related to warrants issued of $0 and $0 during the six months ended September 30, 2026 and 2025, respectively.

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

The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the three months ended September 30, 2026 and 2025, respectively. The sponsorship research and development expenses pertaining to the Research Agreements were $0 and $0 for the six months ended September 30, 2026 and 2025, respectively.

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

Pursuant to the License Agreement and its amendment, the Company obtained an exclusive worldwide license to make, have made, use, sell and import products based upon the Technologies, or to sublicense the Technologies in accordance with the terms of the License Agreement and amendment. In consideration, the Company agreed to pay to the University a royalty payment of 2.5% of net sales of any product based on the Technologies. If the Company elects to sublicense any rights under the License Agreement and amendment, the Company agrees to pay to the University 10% of any up-front sub-license fees for any sub-licenses that occurred on or after September 9, 2006, and, on behalf of the sub-licensee, 2.5% of net sales by the sub-licensee of all products based on the Technologies. The Company had no sales revenue for the six months ended September 30, 2026 and 2025 and therefore was not subject to paying any royalties.

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

NOTE 13 – SEGMENT REPORTING

The Company operates in one operating segment, and therefore one reporting unit, and is focused on the discovery and development of therapeutics to treat stress-related neuropsychiatric and mood disorders. The Company’s business activities are managed on a consolidated basis through the development and potential commercialization of pharmaceutical products, which are aimed at the global market in the event that products are successful in receiving regulatory approvals. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision makers for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our chief operating decision makers are the Chief Executive Officer and the President.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 6, 2026 and has concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements other than the item below.

On November 4, 2026, the Company issued a promissory note (the “Note”) to Patness LLC (the “Lender”), pursuant to which the Borrower agreed to pay to the order of the Lender the principal sum of $250,000 (the “Principal”). The Note bears simple interest at a rate equal to 1.0% per annum, calculated on the basis of a 365-day year and the actual number of days elapsed, and payable on the Maturity Date (as defined below). The unpaid Principal, together with all accrued but unpaid interest (if any) and all other amounts payable under the Note (collectively, the “Obligations”), is due and payable upon the earliest to occur of (i) the closing of any equity capital raise of any type by the Borrower for gross cash proceeds of at least $1,000,000, and (ii) the date that is 180 days from the date of the Note (the “Maturity Date”); provided, that if all Obligations are paid in full prior to the date that is 365 days after the date of the Note, all accrued but unpaid interest shall be forgiven and no interest shall be due or payable.

There are no other matters or circumstances that have arisen since September 30, 2026 which significantly affect or may significantly affect the results of the operations of the Company.

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

Below are the changes in operating expenses between the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Changes	Percent Changes
Accounting and audit fees	$23,000	$145,579	$(122,579)	(84)%
Research and Development	26,904	218,343	(191,439)	(88)%
Legal Fees	33,151	121,868	(88,717)	(73)%
Consulting Fees	312,728	73,243	239,485	327%
Salaries and wages	147,918	340,030	(192,112)	(56)%
General and administrative - other	64,491	108,933	(44,442)	(41)%
Stock compensation	62,409	105,868	(43,459)	(41)%
TOTAL OPERATING EXPENSES	$670,601	$1,113,864	$(443,263)	(40)%

The decrease in research and development expense is due the deconsolidation of Phytanix Bio in the fourth quarter of 2026, leading to the expense for the three months ended September 30, 2026 not containing any expenses from Phytanix Bio while the three months ended September 30, 2025 contains expense from both Protagenic and Phytanix Bio.

The decrease in R&D expense is due to lower expenses related to our clinical trials and related expenses due to changes in the Company’s stage of research and development and change to the Company’s outsourced research partners. The decrease in the broader non R&D expenses, is due to decrease activity post unwind as the Company works to preserve capital and lower cash spending.

Below are the changes in operating expenses between the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30, 2026	Six Months Ended September 30, 2025	Changes	Percent Changes
Accounting and audit fees	$131,398	$208,079	$(76,681)	(37)%
Research and Development	136,829	612,455	(475,626)	(78)%
Legal Fees	109,132	326,601	(217,469)	(67)%
Consulting Fees	597,270	230,003	367,267	160%
Salaries and wages	365,327	555,083	(189,756)	(34)%
General and administrative - other	162,471	159,022	3,449	2%
Stock compensation	129,421	230,995	(101,574)	(44)%
TOTAL OPERATING EXPENSES	$1,631,848	$2,322,238	$(690,390)	(30)%

The decrease in research and development expense is due the deconsolidation of Phytanix Bio in the fourth quarter of 2026, leading to the expense for the six months ended September 30, 2026 not containing any expenses from Phytanix Bio while the six months ended September 30, 2025 contains expense from both Protagenic and Phytanix Bio.

The decrease in R&D expense is due to lower expenses related to our clinical trials and related expenses due to changes in the Company’s stage of research and development and change to the Company’s outsourced research partners. The decrease in the broader non R&D expenses, is due to decrease activity post unwind as the Company works to preserve capital and lower cash spending.

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

Below are the changes in other income and expenses between the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Changes	Percent Changes
Interest expenses/amortization of discount	$3,407	$34,337	$(30,930)	(90)%
Change in fair value of derivative liabilities	-	203,354	(203,354)	(100)%
Foreign currency exchange differences	-	6,677	(6,677)	(100)%
TOTAL OTHER INCOME (EXPENSE)	$3,407	$244,368	$(240,961)	(99)%

Below are the changes in other income and expenses between the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30, 2026	Six Months Ended September 30, 2025	Changes	Percent Changes
Interest expenses/amortization of discount	$14,170	$(204,390)	$218,560	(107)%
Derivative expense	-	(343,399)	343,399	(100)%
Change in fair value of derivative liabilities	-	(1,930,245)	1,930,245	(100)%
Foreign currency exchange differences	205	9,291	(9,086)	(98)%
Impairment of intangible assets	(13,337)	-	(13,337)	100%
Gain/loss on extinguishment of debt	-	(1,136,038)	1,136,038	(100)%
TOTAL OTHER INCOME (EXPENSE)	$1,038	(2,468,743)	2,469,781	(100)%

For the three and six months ended September 30, 2026, the changes in other expenses was primarily due to the unwind of the merger with Phytanix. The change in the fair value of the derivative liabilities and the derivate expense changed due to the Company returning all of the derivatives to Phytanix Bio during the unwind, leading to no activity for these items in the 2026 periods. Similarly, the change in the interest expense and amortization of debt discount was driven by the Company retuning the all of the notes that it held in the prior year to Phytanix bio, leading to decrease activity for these items in the 2026 period.

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

Below are the changes in cashflow between the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30, 2026	Six Months Ended September 30, 2025	Changes	Percent Changes
Net cash used in operating activities	$(1,433,187)	$(3,146,546)	$1,713,359	54%
Net cash provided by investing activities	$-	$943,180	$(943,180)	(100)%
Net cash provided by financing activities	$-	$4,991,433	$(4,991,433)	(100)%

The use of cash in operating activities during the six months ended September 30, 2026, primarily comprised of $1,630,810 net loss, $129,421 in stock compensation expense, $11,223 in depreciation expense, a $13,337 impairment in intangible assets, a $78,147 increase in prepaid expenses and other current assets, and a $121,789 increase of accounts payable and accrued expenses, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

The use of cash in operating activities during the six months ended September 30, 2025, primarily comprised of $5,927,019 net loss, $343,399 in derivative expense, $1,930,245 in change in derivative liabilities, $230,995 in stock compensation expense, and a $18,268 decrease of accounts payable and accrued liabilities, which included payments to legal and accounting professionals, payments to consultants, and other administrative expenses.

There were no investing activities during the six months ended September 30, 2026.

Investing activities provided $943,180 by cash during the six months ended September 30, 2025. The cash provided by investing activities was from cash received in the Phytanix Bio Acquisition.

There were no financing activities during the six months ended September 30, 2026.

The cash provided by financing activities during the six months ended September 30, 2025 is comprised of $583,880 in increase in notes payable from the acquisition of Phytanix Bio, $395,474 from sale of common stock, $3,949,732 from exercise of warrants, and $62,347 from related party loans.

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

We continually project anticipated cash requirements, predominantly from the ongoing funding requirements of our neuropeptide drug development program. The majority of these expenses relate to paying external vendors such as Contract Research Organizations (CROs) and peptide synthesizer companies. They could also include business combinations, capital expenditures, and new drug development working capital requirements. As of September 30, 2026, we had cash of $76,909 and working capital deficit of $964,804.

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

Critical accounting policies and estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The notes to the consolidated financial statements contained in the Annual Report, filed on Form 10-K for the period ended March 31, 2026 filed with the SEC on August 14, 2026, describe our accounting policies used in the preparation of the consolidated financial statements. None of those policies are deemed to be critical accounting policies nor critical accounting estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates. Significant estimates underlying the condensed consolidated financial statements include valuation of stock options and warrants, derivative liabilities, and assessment of deferred tax asset valuation allowance. Foreign currency exchange rates, fair value of convertible notes, fair value of derivative liabilities, fair value of the valuation of Protagenic Therapeutics, Inc. and the purchase price allocation.

Recently Issued Accounting Pronouncements

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as of September 30, 2026. Based on this evaluation, we have identified material weaknesses in our internal control over financial reporting. Due to material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

These material weaknesses could result in a material misstatement to the annual consolidated financial statements or the interim condensed consolidated financial statements that would not be prevented or detected.

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

November 6, 2026	Protagenic Therapeutics, Inc.

	By:	/s/ Garo H. Armen
Garo H. Armen
Chairman (Principal Executive Officer and Duly Authorized Officer)

